Form 10-Q
period 1996-03-31
HUMAN GENOME SCIENCES INC
filed 1996-05-13
CIK 901219

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For quarterly period ended March 31, 1996     Commission File Number 0-22962

                           HUMAN GENOME SCIENCES, INC.
                           (Exact name of registrant)
        Delaware                                          22-3178468
 (State of organization)                         (I.R.S. Employer Identification
                                                            Number)

              9410 Key West Avenue, Rockville, Maryland 20850-3331 (Address of principal executive offices and zip code)

                                 (301) 309-8504
                         (Registrant's telephone Number)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
      ----             -----


The number of shares of the registrant's common stock outstanding on April 30, 1996 was 18,650,355.




================================================================================

                                              TABLE OF CONTENTS


                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Operations for the three months
                  ended March 31, 1996 and 1995..............................................         3

              Balance Sheets at March 31, 1996 and December 31, 1995.........................         4

              Statements of Cash Flows for the three months
                  ended March 31, 1996 and 1995..............................................         5

              Notes to Financial Statements..................................................         6

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............................         7


PART II.       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K...............................................         8

              Signatures.....................................................................         8

              Exhibit Index..................................................................    Exhibit Volume


                          PART I. FINANCIAL INFORMATION
                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS


                                                        Three months ended
                                                               March 31,
                                                         1996            1995
                                                   ---------------  ------------
                                                   (dollars in thousands, except
                                                         per share amounts)

Revenue - research and development
     collaborative contracts........................ $    13,934   $     - 0 -

Costs and expenses:
     Research and development:
         Direct expenditures........................       6,491         4,838
         Payments under research services agreement.       2,521         2,389
                                                     -----------  ------------
Total research and development......................       9,012         7,227

General and administrative..........................       2,023         1,718
                                                     -----------  ------------

         Total costs and expenses...................      11,035         8,945
                                                     -----------  ------------

Income (loss) from operations.......................       2,899       (8,945)

Interest income.....................................       1,586         1,081

Interest expense....................................       (108)         (137)
                                                     -----------  ------------

Income (loss) before taxes..........................       4,377       (8,001)

Provision (benefit) for income taxes................          90       (2,001)
                                                     -----------  ------------

NET INCOME (LOSS)................................... $     4,287  $    (6,000)
                                                     ===========  ============

NET INCOME (LOSS) PER SHARE......................... $      0.22  $     (0.40)
                                                     ===========  ============

Weighted average shares outstanding.................  19,489,122    14,858,784
                                                     ============ ============



                See accompanying notes to financial statements.

                                            HUMAN GENOME SCIENCES, INC.
                                                  BALANCE SHEETS


                                                       ASSETS
                                                       ------
                                                                                   March 31,         December 31,
                                                                                ---------------   ------------------
                                                                                     1996                1995
                                                                                ---------------   ------------------
                                                                                       (dollars in thousands)

Current assets:
     Cash and cash equivalents .................................................$        31,275   $           39,853
     Short-term investments.....................................................         95,558               65,609
     Prepaid expenses and other current assets..................................          2,825                2,163
                                                                                ---------------   ------------------
         Total current assets...................................................        129,658              107,625
Furniture and equipment (net of accumulated depreciation).......................         17,401               16,005
Restricted investments..........................................................          1,699                2,000
Other assets....................................................................          1,327                1,333
                                                                                ---------------   ------------------
         TOTAL..................................................................$       150,085   $          126,963
                                                                                ===============   ==================

                                                    LIABILITIES
                                                    -----------

Current liabilities:
     Current portion of long-term debt..........................................$           444   $              444
     Accounts payable and accrued expenses......................................          1,599                2,341
     Accrued payroll and related taxes..........................................          1,100                  692
     Current obligation under capital leases....................................          1,208                1,174
     Deferred income............................................................          3,000                2,000
     Income taxes payable.......................................................             90                - 0 -
                                                                                ---------------   ------------------
         Total current liabilities..............................................          7,441                6,651
Long-term debt, net of current portion..........................................          3,112                3,112
Obligations under capital leases, net of current portion........................            874                1,220
Other liabilities...............................................................            367                  374
                                                                                ---------------   ------------------
         TOTAL..................................................................         11,794               11,357

                                                STOCKHOLDERS' EQUITY
                                                --------------------

Common stock....................................................................            186                  182
Additional paid-in capital......................................................        161,019              142,624
Unearned portion of compensatory stock and warrants.............................           (715)                (885)
Unrealized gain (loss) on investments available for sale........................           (124)                  47
Retained earnings (deficit).....................................................        (22,075)             (26,362)
                                                                                ---------------   ------------------
         Total stockholders' equity.............................................        138,291              115,606
                                                                                ---------------   ------------------
         TOTAL..................................................................$       150,085   $          126,963
                                                                                ===============   ==================

                See accompanying notes to financial statements.

                                            HUMAN GENOME SCIENCES, INC.
                                             STATEMENTS OF CASH FLOWS



                                                                                            Three months ended
                                                                                                 March 31,
                                                                                           1996            1995
                                                                                      --------------  --------------
                                                                                            (dollars in thousands)

Cash flows from operating activities:
    Net income (loss)...............................................................$        4,287  $      (6,000)
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper................          (333)          (241)
        Depreciation................................................................         1,322            964
        Loss due to disposal and write-down of furniture and equipment..............         - 0 -              6
        Issuance of and accretion of compensatory stock and warrants................           170            176
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets................................          (691)          (301)
           Funds available - facility fund..........................................         - 0 -            (35)
           Other assets.............................................................             6            (45)
           Accounts payable and accrued expenses....................................          (498)          (210)
           Accrued payroll and related taxes........................................           408            140
           Deferred income..........................................................         1,000          4,500
           Income taxes payable.....................................................            90         (2,134)
           Other liabilities........................................................            (7)           (10)
                                                                                    --------------  --------------
        Net cash provided by (used in) operating activities.........................         5,754         (3,190)
                                                                                    --------------  --------------

Cash flows from investing activities:
    Capital expenditures - furniture and equipment..................................        (2,963)        (2,668)
    Purchase of short-term investments and marketable securities....................       (62,890)       (15,216)
    Proceeds from sales and maturities of short-term investments....................        33,133         12,818

                                                                                    --------------  --------------
        Net cash used in investing activities.......................................       (32,720)        (5,066)
                                                                                    --------------  --------------
Cash flows from financing activities:
    Proceeds of long-term debt......................................................         - 0 -          1,090
    Collateral on line of credit - restricted.......................................          301              (5)
    Payments on capital lease obligations...........................................         (312)           (212)
    Proceeds from issuance of common stock (net of expenses)........................       18,399             135
                                                                                    --------------  --------------
        Net cash provided by financing activities...................................       18,388           1,008
                                                                                    --------------  --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...........................................       (8,578)         (7,248)

Cash and cash equivalents - beginning of period.....................................       39,853          36,027
                                                                                    --------------  --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD...........................................$      31,275  $       28,779
                                                                                    ==============  ==============

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest....................................................................$          50  $           50
        Income taxes................................................................        - 0 -             508

                See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Interim Financial Statements


The accompanying financial statements of Human Genome Sciences, Inc. ( the "Company") have not been audited by independent auditors, except for the balance sheet at December 31, 1995. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 1996 and 1995, the Company's financial position at March 31, 1996, and the cash flows for the three month periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly report on Form 10-Q. Therefore these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of future financial results.

Note 2.  Income Taxes

The Company produced income before taxes of $4,377,000 during the three months ended March 31, 1996. As of December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $22 million and available tax credit carryforwards of $4,347,000 that expire between the years 2000 and 2010. The Company estimates that the net operating loss carryforwards and tax credit carryforwards will be sufficient to offset ordinary taxable income, if any, during 1996, and thus has provided for income taxes during the current period based upon the Alternative Minimum Tax provisions of the Internal Revenue Code.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

               Three Month Periods ended March 31, 1996 and 1995.

Results of Operations
- - ---------------------

Quarters Ended March 31, 1996 and March 31, 1995
- - ------------------------------------------------

    Revenues. The Company had revenues of $13.9 million for the three months ended March 31, 1996 compared with no revenues for the three months ended March 31, 1995. Revenue consisted of $6.9 million upon the achievement of Milestone III pursuant to the Collaboration Agreement with SmithKline Beecham ("SB") and $7.0 million in license fees and milestone payments from Pioneer Hi-Bred International, Inc. (Pioneer") and F. Hoffmann-La Roche ("Roche"). The Company expects that its revenue sources for at least the next several years will be limited to interest income, payments under existing Collaboration Agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements.

    Expenses. Research and development expenses increased from $7.2 million for the three months ended March 31, 1995 to $9.0 for the three months ended March 31, 1996. The Company's payments to The Institute for Genomic Research ("TIGR") were $2.5 million for the quarter ended March 31, 1996 compared to $2.4 million for the quarter ended March 31, 1995. The Company's direct expenditures for research and development increased from $4.8 million for the three months ended March 31, 1995 to $6.5 million for the three months ended March 31, 1996. These increases resulted primarily from significant expansions in the Company's cell biology, protein expression and pharmacology departments and reflect the Company's increasing emphasis on determinng the biological functions and possible medical utilities of genes and proteins discovered as a result of the Company's gene discovery efforts.

    General and administrative expenses increased from $1.7 million for the three months ended March 31, 1995 to $2.0 million for the three months ended March 31, 1996. The increase resulted primarily from significantly higher legal expenses associated with filing a larger number of patent applications relating to genes and proteins discovered by the Company. Interest income was significantly higher for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 due to higher cash balances.

    Net Income. The Company recorded net income of $4.3 million, or $.22 per share for the three months ended March 31, 1996 compared to a loss of $6.0 million, or $.40 per share for the three months ended March 31, 1995. The difference in results for the three months ended March 31, 1996 and 1995 is primarily due to the receipt of $13.9 million in license and milestone revenues during the three months ended March 31, 1996, which was partially off-set by higher expenses.

Liquidity and Capital Resources
- - -------------------------------

    The Company had working capital of $122.2 million at March 31, 1996 compared to $101.0 million at December 31, 1995. The increase resulted from the net income generated during the quarter, and the sale of 339,065 shares of Common Stock to SB upon completion of the third milestone ("Milestone III") under the Company's collaboration agreement with SB for $18.1 million, which were partially off-set by capital expenditures and payments on capitalized leases.

    The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment-grade commercial paper and interest-bearing securities having a maximum maturity of two years.

    The Company is committed to pay TIGR approximately $50.5 million during the next seven years, including approximately $18.4 million through March 31, 1998. At March 31, 1996, the Company had outstanding commitments for construction and equipment purchases totaling approximately $500,000.

    The Company expects that its existing funds, interest income, and anticipated payments from Pioneer and Roche upon successful completion of various milestones will be sufficient to fund the Company's operations for approximately three years. The Company may require additional sources of financing or funds prior to the time that it will receive any revenues from product sales or royalties on product sales by licensees. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including scientific progress in its research and development programs, the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          11.1) Computation of per share date.


          (b) Reports on Form 8-K

          None.


                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HUMAN GENOME SCIENCES, INC.



                                  BY: /s/William A. Haseltine
                                      --------------------------------
                                      William A. Haseltine, Ph.D.
                                      Chairman and Chief Executive Officer




                                  BY: /s/Melvin D. Booth
                                      ---------------------------------
                                      Melvin D. Booth
                                      President and Chief Operating Officer and
                                            Acting Chief Financial Officer




Dated:  May 13, 1996

                                  EXHIBIT INDEX



                                                                          Page
Exhibit                                                                  Number
- - -------                                                                  ------

  11.1     Computation of per share data................................