Form 10-Q
period 1996-06-30
HUMAN GENOME SCIENCES INC
filed 1996-08-14
CIK 901219

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
    For quarterly period ended June 30, 1996 Commission File Number 0-22962

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

Yes    X          No
   --------         ------



The number of shares of the registrant's common stock outstanding on July 31, 1996 was 18,668,574.







   ======================================================================


                                                 TABLE OF CONTENTS


                                                                                                       Page
                                                                                                        Number
    PART I.       FINANCIAL INFORMATION

    Item 1.       Financial Statements

                  Statements of Operations for the three and six months
                      ended June 30, 1996 and 1995...............................................         3

                  Balance Sheets at June 30, 1996 and December 31, 1995..........................         4

                  Statements of Cash Flows for the six months
                      ended June 30, 1996 and 1995...............................................         5

                  Notes to Financial Statements..................................................         6

    Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................         7


   PART II.       OTHER INFORMATION

    Item 4.       Submission of Matters to a Vote of Security Holders............................         8

    Item 6.       Exhibits and Reports on Form 8-K...............................................         9

                  Signatures.....................................................................        10

                  Exhibit Index..................................................................    Exhibit Volume


                                        2

                                          PART I.  FINANCIAL INFORMATION
                                            HUMAN GENOME SCIENCES, INC.
                                             STATEMENTS OF OPERATIONS

                                             Three months ended June 30,              Six months ended June 30,
                                              1996                1995                 1996               1995
                                         ---------------     ---------------     ----------------    ---------------
                                            (dollars in thousands, except           (dollars in thousands, except
                                                   per share amounts)                     per share amounts)

Revenue - research and development
     collaborative contracts............ $        13,050     $         5,000     $         26,984    $         5,000

Costs and expenses:
     Research and development:
         Direct expenditures............           6,978               5,721               13,469             10,559
         Payments under research
           services agreement...........           2,513               2,558                5,034              4,947
                                         ---------------     ---------------     ----------------    ---------------

Total research and development..........           9,491               8,279               18,503             15,506

General and administrative..............           2,379               2,213                4,402              3,931
                                         ---------------     ---------------     ----------------    ---------------

         Total costs and expenses.......          11,870              10,492               22,905             19,437
                                         ---------------     ---------------     ----------------    ---------------

Income (loss) from operations...........           1,180              (5,492)               4,079            (14,437)

Interest income.........................           1,603               1,043                3,189              2,124

Interest expense........................            (103)               (156)                (211)              (293)
                                         ---------------     ---------------     ----------------    ---------------

Income (loss) before taxes..............           2,680              (4,605)               7,057            (12,606)

Provision (benefit) for income taxes....              51                 350                  141             (1,651)
                                         ---------------     ---------------     ----------------    ---------------

NET INCOME (LOSS)....................... $         2,629     $        (4,955)     $         6,916    $       (10,955)
                                         ===============     ===============     ================    ===============

NET INCOME (LOSS) PER SHARE............. $          0.13     $         (0.33)     $          0.35    $         (0.74)
                                         ===============     ===============     ================    ===============

Weighted average shares outstanding.....      19,599,038          14,885,811           19,537,641         14,872,372
                                         ===============     ===============     ================    ===============





                                  See accompanying notes to financial statements.

                                        3

                                            HUMAN GENOME SCIENCES, INC.
                                                  BALANCE SHEETS


                                                       ASSETS
                                                       ------
                                                                                   June 30,          December 31,
                                                                                     1996                1995
                                                                               ----------------   ------------------
                                                                                      (dollars in thousands)

Current assets:
     Cash and cash equivalents ............................................... $         36,585   $           39,853
     Short-term investments...................................................           81,476               65,609
     Prepaid expenses and other current assets................................           13,666                2,163
                                                                                ---------------   ------------------
         Total current assets.................................................          131,727              107,625
Furniture and equipment (net of accumulated depreciation).....................           18,115               16,005
Restricted investments........................................................            1,699                2,000
Other assets..................................................................            1,334                1,333
                                                                                ---------------   ------------------
         TOTAL................................................................ $        152,875   $          126,963
                                                                                ===============   ==================

                                                    LIABILITIES
                                                    -----------

Current liabilities:
     Current portion of long-term debt........................................ $            444   $              444
     Accounts payable and accrued expenses....................................            2,524                2,341
     Accrued payroll and related taxes........................................            1,182                  692
     Current obligation under capital leases..................................            1,105                1,174
     Deferred income..........................................................            1,950                2,000
     Income taxes payable.....................................................              141                 -0-
                                                                                ---------------   ------------------
         Total current liabilities............................................            7,346                6,651
Long-term debt, net of current portion........................................            3,112                3,112
Obligations under capital leases, net of current portion......................              657                1,220
Other liabilities.............................................................              388                  374
                                                                                ---------------   ------------------
         TOTAL................................................................           11,503               11,357


                                                STOCKHOLDERS' EQUITY
                                                --------------------

Common stock..................................................................              187                  182
Additional paid-in capital....................................................          161,366              142,624
Unearned portion of compensatory stock and warrants...........................             (546)                (885)
Unrealized gain (loss) on investments available for sale......................             (189)                  47
Retained earnings (deficit)...................................................          (19,446)             (26,362)
                                                                                ---------------   ------------------
         Total stockholders' equity...........................................          141,372              115,606
                                                                                ---------------   ------------------
         TOTAL................................................................ $        152,875   $          126,963
                                                                               ================   ==================


                                 See accompanying notes to financial statements.


                                            HUMAN GENOME SCIENCES, INC.
                                             STATEMENTS OF CASH FLOWS

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                           1996           1995
                                                                                      -------------- ---------------
                                                                                          (dollars in thousands)
Cash flows from operating activities:
    Net income (loss).................................................................$        6,916 $       (10,955)
    Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper..................          (536)            264
        Depreciation..................................................................         2,766           2,008
        Loss due to disposal of furniture and equipment...............................            66             467
        Issuance of and accretion of compensatory stock and warrants..................           339             352
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets..................................       (11,559)           (319)
           Funds available - facility fund............................................         - 0 -             (52)
           Other assets...............................................................            (1)            (81)
           Accounts payable and accrued expenses......................................          (300)           (107)
           Accrued payroll and related taxes..........................................           490             173
           Deferred income............................................................           (50)          - 0 -
           Income taxes payable.......................................................           141          (2,134)
           Other liabilities..........................................................            14             (13)

                                                                                      -------------- ---------------
        Net cash (used in) operating activities.......................................        (1,714)        (10,397)
                                                                                        -------------- ---------------
Cash flows from investing activities:
    Capital expenditures - furniture and equipment....................................        (4,459)         (5,188)
    Purchase of short-term investments and marketable securities......................       (89,135)        (31,009)
    Proceeds from sales and maturities of short-term investments......................        73,624          43,269

                                                                                      -------------- ---------------
        Net cash (used in) provided by investing activities...........................       (19,970)          7,072

                                                                                      -------------- ---------------
Cash flows from financing activities:
    Proceeds of long-term debt........................................................         - 0 -           2,348
    Collateral on line of credit - restricted.........................................           301              (5)
    Payments on capital lease obligations.............................................          (632)           (639)
    Proceeds from issuance of common stock (net of expenses)..........................        18,747             149

                                                                                      -------------- ---------------
        Net cash provided by financing activities.....................................        18,416           1,853
                                                                                      -------------- ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................................        (3,268)         (1,472)

Cash and cash equivalents - beginning of period.......................................        39,853          36,027
                                                                                      -------------- ---------------
CASH AND CASH EQUIVALENTS - END OF PERIOD.............................................$       36,585 $        34,555
                                                                                      ============== ===============

Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
        Interest......................................................................$          100 $           113
        Income taxes..................................................................           -0-             508

                                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


Note 1.    Interim Financial Statements


The accompanying financial statements of Human Genome Sciences, Inc. ( the "Company") have not been audited by independent auditors, except for the balance sheet at December 31, 1995. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 1996 and 1995, the Company's financial position at June 30, 1996, and the cash flows for the six month periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly report or Form 10-Q. Therefore these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of future financial results.

Note 2.    Income Taxes

The Company produced income before taxes of $2,629,000 and $6,916,000 during the three and six months ended June 30, 1996, respectively. As of December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $22 million and available tax credit carryforwards of $4,347,000 that expire between the years 2000 and 2010. The Company estimates that the net operating loss carryforwards and tax credit carryforwards will be sufficient to offset ordinary taxable income, if any, during 1996, and thus has provided for income taxes during the current period based upon the Alternative Minimum Tax provisions of the Internal Revenue Code.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

            Three and Six Month Periods ended June 30, 1996 and 1995.

Results of Operations
- ---------------------

    Revenues. The Company had revenues of $13.1 million for the three months ended June 30, 1996 compared with revenues of $5.0 million for the three months ended June 30, 1995. For the six months ended June 30, 1996, revenues were $27.0 million compared to $5.0 million for the six month period ended June 30, 1995. The 1996 revenue consisted of $6.9 million upon the achievement of Milestone III pursuant to the Collaboration Agreement with SmithKline Beecham ("SB"), $8.1 million in license fees and milestone payments from collaborations with Pioneer Hi- Bred International, Inc. ("Pioneer") and F. Hoffmann-La Roche ("Roche") entered in the first quarter of 1996 and $12.0 million in annual license fees and research payments from collaborations with Schering-Plough Ltd. ("SP") and Synthelabo entered in the second quarter of 1996. Pursuant to a collaboration agreement entered into with Merck KGaA in July 1996, the Company anticipates receipt of the initial annual license fee and research payment in the third quarter of 1996. The Company's future revenue sources includes annual license fees and research payments from SP, Synthelabo and Merck KGaA over the next four years, interest income, payments under existing Collaboration Agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements.

    Expenses. Research and development expenses increased to $9.5 million for the three months ended June 30, 1996 from $8.3 million for the three months ended June 30, 1995. For the six months ended June 30, 1996, research and development expenses increased to $18.5 million from $15.5 million for the six months ended June 30, 1995. The Company's payments to The Institute for Genomic Research ("TIGR") were $2.5 million and $5.0 million for each of the three and six months ended June 30, 1996 and 1995. The Company's direct expenditures for research and development increased to $7.0 million for the three months ended June 30, 1996 from $5.7 million for the three months ended June 30, 1995 and increased to $13.5 million for the six months ended June 30, 1996 from $10.6 million for the six months ended June 30, 1995. These increases resulted primarily from significant expansions in the Company's cell biology, protein expression and pharmacology departments and reflect the Company's increasing emphasis on determining the biological functions and possible medical utilities of genes and proteins discovered as a result of the Company's gene discovery efforts. Expenses will continue to increase in support of research and development on HGS potential products and in support of the new collaborations.

    General and administrative expenses increased to $2.4 million for the three months ended June 30, 1996 from $2.2 million for the three months ended June 30, 1995 and increased to $4.4 million for the six months ended June 30, 1996 from $3.9 million for the six months ended June 30, 1995. The increase resulted primarily from significantly higher legal expenses associated with filing a larger number of patent applications relating to genes and proteins discovered by the Company. Interest income was significantly higher for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995 due to higher cash balances.

    Net Income. The Company recorded net income of $2.6 million, or $0.13 per share, for the three months ended June 30, 1996 compared to a net loss of $5.0 million, or $0.33 per share, for the three months ended June 30, 1995. For the six months ended June 30, 1996, the Company reported net income of $6.9 million, or $0.35 per share, compared to a net loss of $11.0 million, or $0.74 per share, for the six months ended June 30, 1995. The difference in results for the three and six months ended June 30, 1996 and 1995 is primarily due to the receipt of $13.1 million and $27.0 million in license fees and research payments during the three and six months ended June 30, 1996, respectively, which was partially off-set by higher expenses.

Liquidity and Capital Resources
- -------------------------------

    The Company had working capital of $124.4 million at June 30, 1996 compared to $101.0 million at December 31, 1995. The increase resulted from the net income generated during the six months, and the sale of 339,065 shares of Common Stock to SB upon completion of the third milestone ("Milestone III") under the Company's collaboration agreement with SB for $18.1 million, which were partially off-set by capital expenditures and payments on capitalized leases.

    The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment-grade commercial paper and interest-bearing securities having a maximum maturity of two years.

    The Company is committed to pay TIGR approximately $48.0 million during the next seven years, including approximately $18.4 million through June 30, 1998. At June 30, 1996, the Company had outstanding commitments for construction and equipment purchases totaling approximately $550,000.

    The Company expects that its existing funds, interest income, anticipated annual payments from SP, Synthelabo and Merck KGaA and payments from Pioneer and Roche, upon successful completion of various milestones will be sufficient to fund the Company's operations for approximately three years. The Company may require additional sources of financing or funds prior to the time that it will receive any revenues from product sales or royalties on product sales by licensees. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including scientific progress in its research and development programs, the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

    The statements contained herein regarding matters that are not statements of historical fact, including statements as to future collaboration agreements, royalties and products sales, are forwarding-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from the statements made, as a result of various factors, including the early stage of the Company's research and development programs; risks associated with future research and development by the Company and its collaborators; clinical study results; the regulatory approval process; risks associated with obtaining patent protection; competitive products and other factors which are listed from time to time in the Company's Annual Report on Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders, held on May 15, 1996, the following members were elected to the Board of Directors:

                                                   Affirmative                   Votes
                                                      Votes                    Withheld
                                                  ------------                 --------

Robert A. Armitage                                 14,506,766                   43,755
Melvin D. Booth                                    14,506,766                   43,755
James H. Cavanaugh, Ph.D.                          14,506,766                   43,755
William W. Crouse                                  14,506,766                   43,755
Beverly Sills-Greenough                            14,506,766                   43,755
William A. Haseltine, Ph.D.                        14,506,766                   43,755
Donald D. Johnston                                 14,506,766                   43,755
Max Link, Ph.D.                                    14,506,766                   43,755
Bradley G. Lorimier                                14,506,766                   43,755
Craig A. Rosen, Ph.D.                              14,506,616                   43,905
Joshua Ruch                                        14,506,766                   43,755
James B. Wyngaarden, M.D.                          14,506,766                   43,755


The  following  proposals  were  approved  at the  Company's  Annual  meeting of
Shareholders:


                                                         Affirmative             Negative
                                                            Votes                  Votes             Abstentions
                                                     ------------------       ---------------     -----------------

1.  Approval of an amendment to the 1994
    Stock Option Plan to increase the number
    of shares available for issuance from
    950,000 to 2,450,000                                 12,718,387               262,291              17,570
2.  Ratification of the selection of Ernst &
    Young, LLP as the Company's
    independent auditors for the fiscal year
    ending December 31, 1996                             14,530,021                10,750               9,750


Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits


               10.1++ Amendment to SmithKline Beecham and Human Genome Sciences, Inc. Collaboration Agreement and License Agreement and Amended and Restated License Agreement dated June 28, 1996.

               10.2++ SmithKline Beecham and Human Genome Sciences, Inc. License Agreement Dated June 28, 1996

               10.3++ Therapeutic Collaboration and License Agreement by and among Human Genome Sciences, Inc., Schering Corporation, Schering-Plough Ltd., and SmithKline Beecham Corporation dated June 28, 1996.

               10.4++ Gene Therapy Collaboration and License Agreement by and among Human Genome Sciences, Inc., Schering Corporation , and Schering-Plough Ltd., dated June 28, 1996.

               10.5++      Collaboration  and  License  Agreement  by and  among
                           Human  Genome  Sciences,   Inc.,  SmithKline  Beecham
                           Corporation and Synthelabo dated June 30, 1996.

               11.1        Computation of per share data.

               27.1        Financial data schedule

- -----------------------------------

         ++ Confidentiality  treatment has been requested.  The copy filed as an
            exhibit  omits  the  information   subject  to  the  confidentiality
            request.

     (b) Reports on Form 8-K

      None.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HUMAN GENOME SCIENCES, INC.




                            BY:  /s/ William A. Haseltine, Ph.D.
                                ---------------------------------------
                                William A. Haseltine, Ph.D.
                                Chairman and Chief Executive Officer



                            BY:  /s/ Melvin D. Booth
                                ---------------------------------------
                                Melvin D. Booth
                                President and Chief Operating Officer and
                                  Acting Chief Financial Officer




Dated:  August 14, 1996

                                  EXHIBIT INDEX



                                                                                                       Page
Exhibit                                                                                                Number
- -------                                                                                                ------



10.1++           Amendment to SmithKline Beecham and Human Genome Sciences, Inc.
                 Collaboration Agreement and License Agreement and Amended and Restated
                 License Agreement dated June 28, 1996..............................................
10.2++           SmithKline Beecham and Human Genome Sciences, Inc. License Agreement Dated
                 June 28, 1996......................................................................
10.3++           Therapeutic Collaboration and License Agreement by and among Human Genome
                 Sciences, Inc., Schering Corporation, Schering-Plough Ltd., and SmithKline
                 Beecham Corporation dated June 28, 1996............................................
10.4++           Gene Therapy Collaboration and License Agreement by and among Human Genome
                 Sciences, Inc., Schering Corporation , and Schering-Plough Ltd., dated June 28,
                 1996...............................................................................
10.5++           Collaboration and License Agreement by and among Human Genome Sciences, Inc.,
                 SmithKline Beecham Corporation and Synthelabo  dated June 30, 1996.................
11.1             Computation of per share data......................................................
27.1             Financial data schedule............................................................

- -----------------------------------

         ++ Confidentiality  treatment has been requested.  The copy filed as an
            exhibit  omits  the  information   subject  to  the  confidentiality
            request.
