Form 10-Q/A
period 1996-06-30
HUMAN GENOME SCIENCES INC
filed 1996-08-20
CIK 901219

==============================================================


                           The following items were the subject of a Form 12b-25
                              and are included herein:

                                   Item 6. Exhibits and Reports on Form 8-K


                                   FORM 10-Q/A


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

Yes    X          No
   --------          ----



The number of shares of the registrant's common stock outstanding on July 31, 1996 was 18,668,574.

         ============================================================

Item 6.           Exhibits and Reports on Form 8-K

           (a)    Exhibits


                 10.1 Amendment to SmithKline Beecham and Human Genome Sciences, Inc. Collaboration Agreement and License Agreement and Amended and Restated License Agreement dated June 28, 1996.

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

                 11.1*    Computation of per share data.

                 27.1*    Financial data schedule

                           -----------------------------------


                       *  Previously Filed

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


                                    HUMAN GENOME SCIENCES, INC.




                                    BY:   /s/ William A. Haseltine, Ph.D.
                                       -----------------------------------------
                                            William A. Haseltine, Ph.D.
                                            Chairman and Chief Executive Officer



Dated:  August 19, 1996

                                  EXHIBIT INDEX




                                                                                           Page
Exhibit                                                                                   Number
- -------                                                                                   ------


    10.1      Amendment to SmithKline  Beecham and Human Genome  Sciences,  Inc.
              Collaboration  Agreement  and  License  Agreement  and Amended and
              Restated License Agreement dated June 28, 1996....................

    10.2++    SmithKline  Beecham  and  Human  Genome  Sciences,   Inc.  License
              Agreement Dated June 28, 1996.....................................

    10.3++    Therapeutic Collaboration and License Agreement by and among Human
              Genome Sciences, Inc., Schering Corporation, Schering-Plough Ltd.,
              and SmithKline Beecham Corporation dated June 28, 1996............

    10.4++    Gene  Therapy  Collaboration  and License  Agreement  by and among
              Human  Genome   Sciences,   Inc.,   Schering   Corporation  ,  and
              Schering-Plough Ltd., dated June 28, 1996.........................

    10.5++    Collaboration  and License  Agreement  by and among  Human  Genome
              Sciences,  Inc.,  SmithKline  Beecham  Corporation  and Synthelabo
              dated June 30, 1996...............................................

    11.1      Computation of per share data.....................................            *

    27.1      Financial data schedule...........................................            *

       -----------------------------------


          *   Previously Filed

         ++ Confidentiality treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.
