Form 10-Q/A
period 1996-06-30
HUMAN GENOME SCIENCES INC
filed 1996-08-30
CIK 901219

FORM 10-Q/A
                                 AMENDMENT No. 2


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

Yes    X          No
    -----             -----


The number of shares of the registrant's common stock outstanding on July 31, 1996 was 18,668,574.

Item 6.      Exhibits and Reports on Form 8-K

    (a)      Exhibits


10.1*       Amendment  to  SmithKline  Beecham and Human Genome  Sciences,  Inc.
            Collaboration  Agreement  and  License  Agreement  and  Amended  and
            Restated License Agreement dated June 28, 1996.
10.2*+      SmithKline Beecham and Human Genome Sciences, Inc. License Agreement
            Dated June 28, 1996
10.3+#      Therapeutic  Collaboration  and License Agreement by and among Human
            Genome Sciences,  Inc., Schering Corporation,  Schering-Plough Ltd.,
            and SmithKline Beecham Corporation dated June 28, 1996.
10.4+#      Gene Therapy  Collaboration and License Agreement by and among Human
            Genome Sciences,  Inc.,  Schering  Corporation , and Schering-Plough
            Ltd., dated June 28, 1996.
10.5*+      Collaboration  and  License  Agreement  by and  among  Human  Genome
            Sciences,  Inc., SmithKline Beecham Corporation and Synthelabo dated
            June 30, 1996.
11.1*       Computation of per share data.
27.1*       Financial data schedule

            --------------------------------------

             *  Previously Filed

             + Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

             #  The attached Exhibit  supercedes the previously filed Exhibit.

           (b)  Reports on Form 8-K

                        None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HUMAN GENOME SCIENCES, INC.




                           BY:   /s/ William A. Haseltine, Ph.D.
                              -------------------------------------------
                                     William A. Haseltine, Ph.D.
                                     Chairman and Chief Executive Officer



Dated:  August 30, 1996

                                  EXHIBIT INDEX


                                                                                                     Page
Exhibit                                                                                             Number

10.1      Amendment to SmithKline Beecham and Human Genome Sciences, Inc.
          Collaboration Agreement and License Agreement and Amended and Restated
          License Agreement dated June 28, 1996..............................................         *
10.2+     SmithKline Beecham and Human Genome Sciences, Inc. License Agreement Dated
          June 28, 1996......................................................................         *
10.3+#    Therapeutic Collaboration and License Agreement by and among Human Genome
          Sciences, Inc., Schering Corporation, Schering-Plough Ltd., and SmithKline
          Beecham Corporation dated June 28, 1996............................................
10.4+#    Gene Therapy Collaboration and License Agreement by and among Human Genome
          Sciences, Inc., Schering Corporation , and Schering-Plough Ltd., dated June 28,
          1996...............................................................................
10.5+     Collaboration and License Agreement by and among Human Genome Sciences, Inc.,
          SmithKline Beecham Corporation and Synthelabo  dated June 30, 1996.................         *
11.1      Computation of per share data......................................................         *
27.1      Financial data schedule............................................................         *

       -----------------------------------

          *      Previously Filed

          +      Confidential treatment has been requested.  The copy filed as an exhibit omits the information subject to the confidentiality request.

          #      The attached Exhibit supercedes the previously filed Exhibit.
