Form 10-K/A
period 1995-12-31
HUMAN GENOME SCIENCES INC
filed 1996-10-01
CIK 901219

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-K/A
                                 Amendment No. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   ----------

  For the fiscal year ended December 31, 1995     Commission File Number 0-22962

                           HUMAN GENOME SCIENCES, INC.
                           (Exact name of registrant)
                 Delaware                              22-3178468
          (State of organization)       (I.R.S. Employer Identification Number)

              9410 Key West Avenue, Rockville, Maryland 20850-3338 (Address of principal executive offices and zip code)

                                 (301) 309-8504
                         (Registrant's telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's common stock outstanding on March 18, 1996 was 18,624,535

As of March 18, 1996, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $316,000,000.*

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Annual Report.

  * Excludes 10,719,644 shares of common stock deemed to be held by officers and directors, and stockholders whose ownership exceeds five percent of the shares outstanding at March 18, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

================================================================================

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HUMAN GENOME SCIENCES, INC.



                                   BY: /s/  William A. Haseltine, Ph.D.
                                      --------------------------------
                                            William A. Haseltine, Ph.D.
                                            Chairman and Chief Executive Officer


Dated:  October 1, 1996

                                  EXHIBIT INDEX



   Exhibit No.
   -----------
10.15++# Research Collaboration Agreement, dated January 19, 1996, between Registrant and Pioneer Hi- Bred International, Inc. ("Pioneer").

10.16++# License Agreement between Registrant and F. Hoffman-La Roche, Ltd. ("Roche").

-----------


 ++ Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

 #           The attached Exhibit supersedes the previously filed Exhibit.