Form 10-Q
period 1996-09-30
HUMAN GENOME SCIENCES INC
filed 1996-11-14
CIK 901219

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1996     Commission File Number 0-22962

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

Yes    X          No
     -----           ----


The number of shares of the registrant's common stock outstanding on September 30, 1996 was 18,702,814.


     =====================================================================

                                TABLE OF CONTENTS



                                                                           Page
                                                                          NUMBER
    PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Statements of Operations for the three and nine months
                  ended September 30, 1996 and 1995........................3

              Balance Sheets at September 30, 1996 and December 31, 1995...4

              Statements of Cash Flows for the nine months
                  ended September 30, 1996 and 1995........................5

              Notes to Financial Statements................................6

    Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............7


   PART II.   OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K.............................8

              Signatures...................................................9

              Exhibit Index.......................................Exhibit Volume


                                          PART I.  FINANCIAL INFORMATION
                                            HUMAN GENOME SCIENCES, INC.
                                             STATEMENTS OF OPERATIONS



                                                 Three months ended                       Nine months ended
                                                    September 30,                           September 30,
                                              1996                1995                 1996               1995
                                         ---------------     ---------------     ----------------    ---------------
                                                 (dollars in thousands, except share and per share amounts)

Revenue - research and development
     collaborative contracts............ $         6,460     $             0     $      33,444       $       5,000

Costs and expenses:
     Research and development:

         Direct expenditures............           7,976               5,719            21,445              16,278

         Payments under research
          services agreement........               2,514               2,414             7,548               7,361
                                         ---------------     ---------------     ----------------    ---------------

Total research and development..........          10,490               8,133            28,993              23,639

General and administrative..............           2,651               2,444             7,053               6,375
                                         ---------------     ---------------     ----------------    ---------------

         Total costs and expenses.......          13,141              10,577            36,046              30,014
                                         ---------------     ---------------     ----------------    ---------------

Loss from operations....................          (6,681)            (10,577)            (2,602)           (25,014)

Interest income.........................           1,639                 895              4,828              3,019

Interest expense........................             (86)               (135)              (297)              (428)
                                         ---------------     ---------------     ----------------    ---------------

Income (loss) before taxes..............          (5,128)             (9,817)             1,929            (22,423)

Provision (benefit) for income taxes....              48                   0                189             (1,651)
                                         ---------------     ---------------     ----------------    ---------------

NET INCOME (LOSS)....................... $        (5,176)     $       (9,817)     $       1,740    $       (20,772)
                                         ===============     ===============     ================    ===============

NET INCOME (LOSS) PER SHARE............. $         (0.28)     $        (0.65)     $        0.09    $         (1.39)
                                         ===============     ===============     ================    ===============

Weighted average shares outstanding.....      18,684,642          15,022,798         19,538,652         14,923,065
                                         ===============      ===============     ================    ===============




                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS


                                                      ASSETS
                                                      ------
                                                                         September 30,  December 31,
                                                                                1996        1995
                                                                         -------------  -------------
                                                                             (dollars in thousands)
Current assets:
     Cash and cash equivalents .......................................... $   48,575    $   39,853
     Short-term investments..............................................     74,224        65,609
     Prepaid expenses and other current assets...........................      4,521         2,163
                                                                          ----------    ----------

         Total current assets............................................    127,320       107,625
Furniture and equipment (net of accumulated depreciation)................     17,549        16,005
Restricted investments...................................................      1,705         2,000
Other assets............................................................       1,401         1,333
                                                                          ----------    ----------
         TOTAL........................................................... $  147,975    $  126,963
                                                                          ===========   ===========

                                                    LIABILITIES
                                                    -----------

Current liabilities:
     Current portion of long-term debt................................... $      444    $      444
     Accounts payable and accrued expenses...............................      2,269         2,341
     Accrued payroll and related taxes...................................      1,739           692
     Current obligation under capital leases.............................        966         1,174
     Deferred income.....................................................      1,990         2,000
     Income taxes payable................................................         39         - 0 -
                                                                          ----------    ----------
         Total current liabilities.......................................      7,447         6,651
Long-term debt, net of current portion...................................      3,112         3,112
Obligations under capital leases, net of current portion.................        467         1,220
Other liabilities........................................................        380           374
                                                                          ----------    ----------
         TOTAL...........................................................     11,406        11,357

                                               STOCKHOLDERS' EQUITY
                                               --------------------

Common stock.............................................................        187           182
Additional paid-in capital...............................................    161,526       142,624
Unearned portion of compensatory stock and warrants......................       (379)         (885)
Unrealized gain (loss) on investments available for sale.................       (142)           47
Retained earnings (deficit)..............................................    (24,623)      (26,362)
                                                                          ----------    ----------
         Total stockholders' equity......................................    136,569       115,606
                                                                          ----------    ----------
         TOTAL........................................................... $  147,975   $   126,963
                                                                           ===========  ============

                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS



                                                                                            Nine months ended
                                                                                              September 30,
                                                                                           1996           1995
                                                                                      -------------- ---------------
                                                                                          (dollars in thousands)

Cash flows from operating activities:
    Net income (loss).................................................................$     1,740    $ (20,772)
    Adjustments to reconcile net income (loss) to net cash provided by (used
        in) operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper..................        166          (50)
        Depreciation..................................................................      4,237        3,171
        Loss due to disposal of furniture and equipment...............................         66          467
        Issuance of and accretion of compensatory stock and warrants..................        506          526
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets..................................     (2,412)        (388)
           Funds available - facility fund............................................      - 0 -          (52)
           Other assets...............................................................        (68)         (26)
           Accounts payable and accrued expenses......................................        707          111
           Accrued payroll and related taxes..........................................      1,047          609
           Deferred income............................................................        (10)       - 0 -
           Income taxes payable.......................................................         39       (2,134)
           Other liabilities..........................................................          6          (16)
                                                                                      ----------- ------------
        Net cash provided by (used in) operating activities...........................      6,024      (18,554)
                                                                                      ----------- ------------
Cash flows from investing activities:
    Capital expenditures - furniture and equipment....................................     (6,628)      (6,800)
    Purchase of short-term investments and marketable securities......................   (131,206)     (49,171)
    Proceeds from sales and maturities of short-term investments......................    122,289       54,425

                                                                                      ----------- ------------
        Net cash used in investing activities.........................................    (15,545)      (1,546)
                                                                                      ----------- ------------
Cash flows from financing activities:
    Proceeds of long-term debt........................................................      - 0 -       2,353
    Collateral on line of credit - restricted.........................................        295         -0-
    Payments on capital lease obligations.............................................      (959)        (834)
    Proceeds from issuance of common stock (net of expenses)..........................     18,907         276
                                                                                      ----------- ------------
        Net cash provided by financing activities.....................................     18,243       1,795
                                                                                      ----------- ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................      8,722     (18,305)

Cash and cash equivalents - beginning of period.......................................     39,853      36,027
                                                                                      ----------- ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD.............................................$    48,575 $    17,722
                                                                                      =========== ============

Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
        Interest......................................................................$       147  $      174
        Income taxes..................................................................      - 0 -         508

                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.    INTERIM FINANCIAL STATEMENTS


The accompanying financial statements of Human Genome Sciences, Inc. ( the "Company") have not been audited by independent auditors, except for the balance sheet at December 31, 1995. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 1996 and 1995, the Company's financial position at September 30, 1996, and the cash flows for the nine month periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly report on Form 10-Q. Therefore these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of future financial results.

NOTE 2.    INCOME TAXES

The Company produced a net loss before taxes of $5,128,000 during the three months ended September 30, 1996 and income before taxes of $1,929,000 during the nine months ended September 30, 1996. As of December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $22 million and available tax credit carryforwards of $4,347,000 that expire between the years 2000 and 2010. The Company estimates that the net operating loss carryforwards and tax credit carryforwards will be sufficient to offset ordinary taxable income, if any, during 1996, and thus has provided for income taxes during the current period based upon the Alternative Minimum Tax provisions of the Internal Revenue Code.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995.


RESULTS OF OPERATIONS
---------------------

    Revenues. The Company had revenues of $6.5 million for the three months ended September 30, 1996 compared with no revenues for the three months ended September 30, 1995. For the nine months ended September 30, 1996, revenues were $33.4 million compared to $5.0 million for the nine month period ended September 30, 1995. The 1996 revenue consisted of $6.9 million upon the achievement of Milestone III pursuant to the Collaboration Agreement with SmithKline Beecham ("SB"), $9.0 million in license fees and milestone payments from collaborations with Pioneer Hi- Bred International, Inc. ("Pioneer") and F. Hoffmann-La Roche ("Roche") entered in the first quarter of 1996 and $12.0 million in annual license fees and additional payments from collaborations with Schering-Plough Ltd. ("SP") and Synthelabo entered in the second quarter of 1996, and $5.5 million in annual license fee and additional payment, pursuant to a collaboration agreement entered into with Merck KGaA in July 1996. The Company's future revenue sources includes annual license fees and additional payments from SP, Synthelabo and Merck KGaA over the next four years, interest income, payments under existing Collaboration Agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements.

    Expenses. Research and development expenses increased to $10.5 million for the three months ended September 30, 1996 from $8.1 million for the three months ended September 30, 1995. For the nine months ended September 30, 1996, research and development expenses increased to $29.0 million from $23.6 million for the nine months ended September 30, 1995. The increase resulted primarily from significant expansions in the Company's cell biology, protein expression and pharmacology departments and reflect the Company's increasing emphasis on determining the biological functions and possible medical utilities of genes and proteins discovered as a result of the Company's gene discovery efforts. Expenses will continue to increase in support of research and development on HGS potential products and in support of the new collaborations.

    General and administrative expenses increased to $2.7 million for the three months ended September 30, 1996 from $2.4 million for the three months ended September 30, 1995 and increased to $7.1 million for the nine months ended September 30, 1996 from $6.4 million for the nine months ended September 30, 1995. The increase resulted primarily from significantly higher legal expenses associated with filing a larger number of patent applications relating to genes and proteins discovered by the Company. Interest income was significantly higher for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995 due to higher cash balances.

    Net Income. The Company recorded a net loss of $5.2 million, or $0.28 per share, for the three months ended September 30, 1996 compared to a net loss of $9.8 million, or $0.65 per share, for the three months ended September 30, 1995. For the nine months ended September 30, 1996, the Company reported net income of $1.7 million, or $0.09 per share, compared to a net loss of $20.8 million, or $1.39 per share, for the nine months ended September 30, 1995. The difference in results for the three and nine months ended September 30, 1996 and 1995 is primarily due to the receipt of $6.5 million and $33.4 million in license fees and research payments during the three and nine months ended September 30, 1996, respectively, which was partially off-set by higher expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company had working capital of $119.9 million at September 30, 1996 compared to $101.0 million at December 31, 1995. The increase resulted from the net income generated during the nine months, and the sale of 339,065 shares of Common Stock to SB upon completion of the third milestone ("Milestone III") under the Company's collaboration agreement with SB for $18.1 million, which were partially off-set by capital expenditures and payments on capitalized leases.

    The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment-grade commercial paper and interest-bearing securities having a maximum maturity of two years.

    The Company is committed to pay TIGR approximately $45.0 million during the next six years, including approximately $17.4 million through September 30, 1998. At September 30, 1996, the Company had outstanding commitments for construction and equipment purchases totaling approximately $993,000.

    The Company expects that its existing funds, interest income, anticipated annual payments from SP, Synthelabo and Merck KGaA, Pioneer, and Roche, upon successful completion of various milestones will be sufficient to fund the Company's operations for approximately three years. The Company may require additional sources of financing or funds prior to the time that it will receive any revenues from product sales or royalties on product sales by licensees. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including scientific progress in its research and development programs, the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

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


                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

               10.1++ Collaboration and License Agreement between SmithKline Beecham Corporation, Human Genome Sciences, Inc. and Merck KGaA effective July 10, 1996.

               11.1      Computation of per share data

               27.1      Financial Data Schedule

--------------------------------------------------------------------------------


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


                                    HUMAN GENOME SCIENCES, INC.




                                    BY:  /s/  MELVIN D. BOOTH
                                        ---------------------------------------
                                         Melvin D. Booth
                                         President and Chief Operating Officer




                                    BY:  /s/  STEVEN C. MAYER
                                        ----------------------------------------
                                         Steven C. Mayer
                                         Senior Vice President and
                                         Chief Financial Officer





Dated:  November 14, 1996

                                  EXHIBIT INDEX

                                                                           Page
Exhibit                                                                   Number
-------                                                                   ------


    10.1++ Collaboration and License Agreement between SmithKline Beecham Corporation, Human Genome Sciences, Inc. and Merck KGaA effective July 10, 1996.

    11.1       Computation of per share data

    27.1       Financial data schedule


--------------------------------------------------------------------------------



      ++ Confidentiality treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.