Form 10-Q/A
period 1996-06-30
HUMAN GENOME SCIENCES INC
filed 1997-03-12
CIK 901219

================================================================================

                                  FORM 10-Q/A3


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

Yes    X          No
    -------           --------


The number of shares of the registrant's common stock outstanding on July 31, 1996 was 18,668,574.


================================================================================

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

                  Exhibit Index..................................................................    Exhibit Volume


                                        2

                                          PART I.  FINANCIAL INFORMATION
                                            HUMAN GENOME SCIENCES, INC.
                                             STATEMENTS OF OPERATIONS

                                             Three months ended June 30,              Six months ended June 30,
                                              1996                1995                 1996               1995
                                         ---------------     ---------------     ----------------    ---------------
                                            (dollars in thousands, except           (dollars in thousands, except
                                                   per share amounts)                     per share amounts)

Revenue - research and development
     collaborative contracts............ $        13,050     $         5,000     $         26,984    $         5,000

Costs and expenses:
     Research and development:
         Direct expenditures............           6,978               5,721               13,469             10,559
         Payments under research
              services agreement........
                                                   2,513               2,558                5,034              4,947
                                         ---------------     ---------------     ----------------    ---------------

Total research and development..........           9,491               8,279               18,503             15,506

General and administrative..............           2,379               2,213                4,402              3,931
                                         ---------------     ---------------     ----------------    ---------------

         Total costs and expenses.......          11,870              10,492               22,905             19,437
                                         ---------------     ---------------     ----------------    ---------------

Income (loss) from operations...........           1,180             (5,492)                4,079           (14,437)

Interest income.........................           1,603               1,043                3,189              2,124

Interest expense........................           (103)               (156)                (211)              (293)
                                         ---------------     ---------------     ----------------    ---------------

Income (loss) before taxes..............           2,680             (4,605)                7,057           (12,606)

Provision (benefit) for income taxes....              51                 350                  141            (1,651)
                                         ---------------     ---------------     ----------------    ---------------

NET INCOME (LOSS)....................... $         2,629     $       (4,955)     $          6,916    $      (10,955)
                                         ===============     ===============     ================    ===============

NET INCOME (LOSS) PER SHARE............. $          0.13     $        (0.33)     $           0.35    $        (0.74)
                                         ===============     ===============     ================    ===============

Weighted average shares outstanding.....      19,599,038          14,885,811           19,537,641         14,872,372
                                         ===============     ===============     ================    ===============




                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS


                                                       ASSETS
                                                       ------
                                                                                   June 30,          December 31,
                                                                                     1996                1995
                                                                               ----------------   ------------------
                                                                                      (dollars in thousands)
Current assets:
     Cash and cash equivalents ............................................... $         36,585   $           39,853
     Short-term investments...................................................           81,476               65,609
     Prepaid expenses and other current assets................................           13,666                2,163
                                                                               ----------------   ------------------
         Total current assets.................................................          131,727              107,625
Furniture and equipment (net of accumulated depreciation).....................           18,115               16,005
Restricted investments........................................................            1,699                2,000
Other assets..................................................................            1,334                1,333
                                                                               ----------------   ------------------
         TOTAL................................................................ $        152,875   $          126,963
                                                                               ================   ==================

                                                    LIABILITIES

Current liabilities:
     Current portion of long-term debt........................................ $            444   $              444
     Accounts payable and accrued expenses....................................            2,524                2,341
     Accrued payroll and related taxes........................................            1,182                  692
     Current obligation under capital leases..................................            1,105                1,174
     Deferred income..........................................................            1,950                2,000
     Income taxes payable.....................................................              141                - 0 -
                                                                               ----------------   ------------------
         Total current liabilities............................................            7,346                6,651
Long-term debt, net of current portion........................................            3,112                3,112
Obligations under capital leases, net of current portion......................              657                1,220
Other liabilities.............................................................              388                  374
                                                                               ----------------   ------------------
         TOTAL................................................................           11,503               11,357

                                                STOCKHOLDERS' EQUITY

Common stock..................................................................              187                  182
Additional paid-in capital....................................................          161,366              142,624
Unearned portion of compensatory stock and warrants...........................             (546)                (885)
Unrealized gain (loss) on investments available for sale......................             (189)                  47
Retained earnings (deficit)...................................................          (19,446)             (26,362)
                                                                               ----------------   ------------------
         Total stockholders' equity...........................................          141,372              115,606
                                                                               ----------------   ------------------
         TOTAL................................................................ $        152,875   $          126,963
                                                                               ================   ==================

                 See accompanying notes to financial statements.


                                            HUMAN GENOME SCIENCES, INC.
                                             STATEMENTS OF CASH FLOWS

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                           1996           1995
                                                                                      -------------- ---------------
                                                                                          (dollars in thousands)
 Cash flows from operating activities:
    Net income (loss).................................................................$        6,916 $      (10,955)
    Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper..................         (536)             264
        Depreciation..................................................................         2,766           2,008
        Loss due to disposal of furniture and equipment...............................            66             467
        Issuance of and accretion of compensatory stock and warrants..................           339             352
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets..................................      (11,559)           (319)
           Funds available - facility fund............................................         - 0 -            (52)
           Other assets...............................................................           (1)            (81)
           Accounts payable and accrued expenses......................................         (300)           (107)
           Accrued payroll and related taxes..........................................           490             173
           Deferred income............................................................          (50)           - 0 -
           Income taxes payable.......................................................           141         (2,134)
           Other liabilities..........................................................            14            (13)
                                                                                      -------------- ---------------
        Net cash (used in) operating activities.......................................       (1,714)        (10,397)
                                                                                      -------------- ---------------
Cash flows from investing activities:
    Capital expenditures - furniture and equipment....................................       (4,459)         (5,188)
    Purchase of short-term investments and marketable securities......................      (89,135)        (31,009)
    Proceeds from sales and maturities of short-term investments......................        73,624          43,269
                                                                                      -------------- ---------------
        Net cash (used in) provided by investing activities...........................       (19,970)          7,072
                                                                                      -------------- ---------------
Cash flows from financing activities:
    Proceeds of long-term debt........................................................         - 0 -           2,348
    Collateral on line of credit - restricted.........................................           301             (5)
    Payments on capital lease obligations.............................................         (632)           (639)
    Proceeds from issuance of common stock (net of expenses)..........................        18,747             149
                                                                                      -------------- ---------------
        Net cash provided by financing activities.....................................        18,416           1,853
                                                                                      -------------- ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................................       (3,268)         (1,472)
Cash and cash equivalents - beginning of period.......................................        39,853          36,027
                                                                                      -------------- ---------------
CASH AND CASH EQUIVALENTS - END OF PERIOD.............................................$       36,585 $        34,555
                                                                                      ============== ===============

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
        Interest......................................................................$          100 $           113
        Income taxes..................................................................         - 0 -             508

                 See accompanying notes to financial tatements.

                                        5

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

            Three and Six Month Periods ended June 30, 1996 and 1995.

Results of Operations
---------------------

    Revenues. The Company had revenues of $13.1 million for the three months ended June 30, 1996 compared with revenues of $5.0 million for the three months ended June 30, 1995. Revenues for the three months ended June 30, 1996 consisted of $7.5 million in annual license fees and research payments from Schering Corporation and Schering-Plough Ltd. (collectively "SP") pursuant to collaboration agreements entered into June 28, 1996, $4.5 million in annual license fees and research payments from Synthelabo pursuant to collaboration agreements entered into June 30, 1996, and the recognition of $1.1 million from Pioneer Hi-Bred International, Inc. ("Pioneer"). Revenues for three months ended June 30, 1995 consisted of $5.0 million from Takeda Chemical Industries, Ltd. for an option and license agreement to commercialize certain future HGS products in Japan. For the six months ended June 30, 1996, revenues were $27.0 million compared to $5.0 million for the six month period ended June 30, 1995. The 1996 revenue consisted of $6.9 million upon the achievement of Milestone III pursuant to the Collaboration Agreement with SmithKline Beecham ("SB"), $8.1 million in license fees and milestone payments from collaborations with Pioneer Hi-Bred International, Inc. ("Pioneer") and F. Hoffmann-La Roche ("Roche") entered in the first quarter of 1996 and $12.0 million in annual license fees and research payments from collaborations with Schering-Plough Ltd. ("SP") and Synthelabo entered in the second quarter of 1996 (see Item 5 below). Pursuant to a collaboration agreement entered into with Merck KGaA in July 1996, the Company anticipates receipt of $6.5 million in initial annual license fees and research payments in the third quarter of 1996 (see Item 5 below). The Company's future revenue sources includes annual license fees and research payments from SP, Synthelabo and Merck KGaA over the next four years, interest income, payments under existing Collaboration Agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements.

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


                           PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Shareholders, held on May 15, 1996, the following members were elected to the Board of Directors:

                                  Affirmative                   Votes
                                     Votes                    Withheld
                                --------------              ------------
Robert A. Armitage                14,506,766                   43,755
Melvin D. Booth                   14,506,766                   43,755
James H. Cavanaugh, Ph.D.         14,506,766                   43,755
William W. Crouse                 14,506,766                   43,755
Beverly Sills-Greenough           14,506,766                   43,755
William A. Haseltine, Ph.D.       14,506,766                   43,755
Donald D. Johnston                14,506,766                   43,755
Max Link, Ph.D.                   14,506,766                   43,755
Bradley G. Lorimier               14,506,766                   43,755
Craig A. Rosen, Ph.D.             14,506,616                   43,905

Joshua Ruch                       14,506,766                   43,755
James B. Wyngaarden, M.D.         14,506,766                   43,755

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

Item 5.    Other Information

    In June 1996, the Collaboration Agreement with SmithKline Beecham Corporation ("SB") was substantially amended (the "SB Amendment"). In addition to permitting the Comapny and SB to enter into the new collaboration agreements referred to below, the SB Amendment provides, among other things, that the Company and SB may designate potential therapeutic proteins for exclusive development and commercialiazation by it; and provides new procedures for each of the Company and SB to independently develop and commercialize antibody products directed against antigens derived from the human genome database created by the Company and identify and use novel molecular targets derived from the human genome database created by the Company to independently develop and commercialize small molecule pharmaceutical products (provided tha the Company will not initiate screening of such targets for three years from the effective date of the SB Amendment).

    The Company and SB entered into collaboration agreements ("New Collaboration Partner Agreements") with SP and Synthelabo in June 1996 and with Merck KGaA in July 1996 ("New Collaboration Partners"). The New Collaboration Partner Agreements provide each New Collaboration Partner with rights to designate, and receive exclusive license rights under the Company and SB patents and technology to, potential therapeutic protein products for exclusive development and commercialization, subject, in certain cases, to restrictions as to number of therapeutic proteins that can be claimed. Under the New Collaboration Agreements, SP is obligated to pay license fees and research payments of $55 million, Synthelabo is obligated to pay license fees and reaearch payments of $35 million, and Merck KGaA is obligated to pay license fees and research payments of $50 million. Such license fees and research payments are payable in equal installments over a five year period. The Company will be entitled to $87.5 million of such payments and SB will be entitled to $52.5 million. In addition, the New Collaboration Partner Agreements provide for payment of milestone payments in connection with the development of products under the agreements and royalties. The Company will be entitled to one-half of the milestone payments and all of the royalties due from each New Collabortion Partner. Each of the New CollaborationPartner Agreements is for an initial reesearch term expiring in June, 2001, subject to extension for up to five additional years upon certain payments. The New Collaboration Partner Agreements include limitations on entering into additional agreements in the field covered by the New Collaboraiton Partner Agreements without the consent of certain of the New Collaboration Partners.

Item 6.    Exhibits and Reports on Form 8-K

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

        -----------------------------------


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


                         HUMAN GENOME SCIENCES, INC.

                         BY:   /s/  MELVIN D. BOOTH
                               --------------------------------------
                                 Melvin D. Booth
                                 President and Chief Operating Officer


                         BY:   /s/  STEVEN C. MAYER
                               --------------------------------------
                                 Steven C. Mayer
                                 Senior Vice President and
                                  Chief Financial Officer







Dated:  March 11, 1997

                                  EXHIBIT INDEX

                                                                           Page
Exhibit                                                                   Number


10.1++      Amendment  to  SmithKline   Beecham  and   Human  Genome
            Sciences,  Inc.  Collaboration   Agreement  and  License
            Agreement  and Amended and  Restated  License  Agreement
            dated June 28, 1996.....................................
10.2++      SmithKline  Beecham  and  Human  Genome  Sciences,  Inc.
            License Agreement Dated June 28, 1996...................
10.3++      Therapeutic  Collaboration and License Agreement  by and
            among   Human   Genome   Sciences,    Inc.,     Schering
            Corporation,   Schering-Plough   Ltd.,   and  SmithKline
            Beecham Corporation dated June 28, 1996.................
10.4++      Gene Therapy Collaboration and License  Agreement by and
            among Human Genome Sciences, Inc., Schering Corporation,
            and Schering-Plough Ltd., dated June 28, 1996...........
10.5++      Collaboration  and License  Agreement by and among Human
            Genome Sciences,  Inc.,  SmithKline Beecham  Corporation
            and Synthelabo dated June 30, 1996......................
11.1        Computation of per share data...........................       *
27.1        Financial data schedule.................................       *

 -----------------------------------

      *   Previously filed.

     ++ Confidentiality treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.