Form 10-Q/A
period 1996-09-30
HUMAN GENOME SCIENCES INC
filed 1997-03-12
CIK 901219

================================================================================

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

Yes    X          No
    ------            ------


The number of shares of the registrant's common stock outstanding on September 30, 1996 was 18,702,814.



================================================================================


                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                        Number
    PART I.       FINANCIAL INFORMATION

    Item 1.       Financial Statements

                  Statements of Operations for the three and nine months
                      ended September 30, 1996 and 1995..........................................         3

                  Balance Sheets at September 30, 1996 and December 31, 1995.....................         4

                  Statements of Cash Flows for the nine months
                      ended September 30, 1996 and 1995..........................................         5

                  Notes to Financial Statements..................................................         6

    Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................         7


   PART II.       OTHER INFORMATION

    Item 6.       Exhibits and Reports on Form 8-K...............................................         8

                  Signatures.....................................................................         9

                  Exhibit Index..................................................................    Exhibit Volume


                                          PART I.  FINANCIAL INFORMATION
                           HUMAN GENOME SCIENCES, INC.
                                             STATEMENTS OF OPERATIONS


                                                 Three months ended                       Nine months ended
                                                    September 30,                           September 30,
                                              1996                1995                 1996               1995
                                         ---------------     ---------------     ----------------    ---------------
                                                 (dollars in thousands, except share and per share amounts)
Revenue - research and development
     collaborative contracts............ $         6,460     $                0   $        33,444      $       5,000

Costs and expenses:
     Research and development:

         Direct expenditures............           7,976               5,719               21,445             16,278

         Payments under research
           services agreement...........           2,514               2,414                7,548              7,361
                                         ---------------     ---------------     ----------------    ---------------

Total research and development..........          10,490               8,133               28,993             23,639

General and administrative..............           2,651               2,444                7,053              6,375
                                         ---------------     ---------------     ----------------    ---------------

         Total costs and expenses.......          13,141              10,577               36,046             30,014
                                         ---------------     ---------------     ----------------    ---------------

Loss from operations....................         (6,681)            (10,577)              (2,602)           (25,014)

Interest income.........................           1,639                 895                4,828              3,019

Interest expense........................            (86)               (135)                (297)              (428)
                                         ---------------     ---------------     ----------------    ---------------

Income (loss) before taxes..............         (5,128)             (9,817)                1,929           (22,423)

Provision (benefit) for income taxes....              48                   0                  189            (1,651)
                                         ---------------     ---------------     ----------------    ---------------

NET INCOME (LOSS)....................... $       (5,176)     $       (9,817)     $          1,740    $      (20,772)
                                         ===============     ===============     ================    ===============

NET INCOME (LOSS) PER SHARE............. $        (0.28)     $        (0.65)     $           0.09    $        (1.39)
                                         ===============     ===============     ================    ===============

Weighted average shares outstanding.....      18,684,642          15,022,798           19,538,652         14,923,065
                                         ===============     ===============     ================    ===============


                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS

                                                      ASSETS
                                                      ------
                                                                             September 30,          December 31,
                                                                                  1996                  1995
                                                                         ----------------------  ------------------
                                                                                   (dollars in thousands)
Current assets:
     Cash and cash equivalents ..........................................$               48,575  $           39,853
     Short-term investments..............................................                74,224              65,609
     Prepaid expenses and other current assets...........................                 4,521               2,163
                                                                         ----------------------  ------------------
         Total current assets............................................               127,320             107,625
Furniture and equipment (net of accumulated depreciation)................                17,549              16,005
Restricted investments...................................................                 1,705               2,000
Other assets............................................................                  1,401               1,333
                                                                         ----------------------  ------------------
         TOTAL...........................................................$              147,975  $          126,963
                                                                         ======================  ==================

                                   LIABILITIES
                                   -----------

Current liabilities:
     Current portion of long-term debt...................................$                  444  $              444
     Accounts payable and accrued expenses...............................                 2,269               2,341
     Accrued payroll and related taxes...................................                 1,739                 692
     Current obligation under capital leases.............................                   966               1,174
     Deferred income.....................................................                 1,990               2,000
     Income taxes payable................................................                    39               - 0 -
                                                                         ----------------------  ------------------
         Total current liabilities.......................................                 7,447               6,651
Long-term debt, net of current portion...................................                 3,112               3,112
Obligations under capital leases, net of current portion.................                   467               1,220
Other liabilities........................................................                   380                 374
                                                                         ----------------------  ------------------
         TOTAL...........................................................                11,406              11,357

                              STOCKHOLDERS' EQUITY
                              --------------------

Common stock.............................................................                   187                 182
Additional paid-in capital...............................................               161,526             142,624
Unearned portion of compensatory stock and warrants......................                  (379)               (885)
Unrealized gain (loss) on investments available for sale.................                  (142)                 47
Retained earnings (deficit)..............................................               (24,623)            (26,362)
                                                                         ----------------------  ------------------
         Total stockholders' equity......................................               136,569             115,606
                                                                         ----------------------  ------------------
         TOTAL...........................................................$              147,975  $          126,963
                                                                         ======================  ==================

                 See accompanying notes to financial statements.

                                        4

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                           1996           1995
                                                                                      -------------- ---------------
                                                                                          (dollars in thousands)
Cash flows from operating activities:
    Net income (loss).................................................................$        1,740 $      (20,772)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper..................           166            (50)
        Depreciation..................................................................         4,237           3,171
        Loss due to disposal of furniture and equipment...............................            66             467
        Issuance of and accretion of compensatory stock and warrants..................           506             526
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets..................................       (2,412)           (388)
           Funds available - facility fund............................................         - 0 -            (52)
           Other assets...............................................................          (68)            (26)
           Accounts payable and accrued expenses......................................           707             111
           Accrued payroll and related taxes.......................................            1,047             609
           Deferred income...........................................................           (10)           - 0 -
           Income taxes payable.......................................................            39         (2,134)
           Other liabilities..........................................................             6            (16)
                                                                                      -------------- ---------------
        Net cash provided by (used in) operating activities...........................         6,024        (18,554)
                                                                                      -------------- ---------------
Cash flows from investing activities:
    Capital expenditures - furniture and equipment....................................       (6,628)         (6,800)
    Purchase of short-term investments and marketable securities......................     (131,206)        (49,171)
    Proceeds from sales and maturities of short-term investments......................       122,289          54,425
                                                                                      -------------- ---------------
        Net cash used in investing activities.........................................       (15,545)         (1,546)
                                                                                      -------------- ---------------
Cash flows from financing activities:
    Proceeds of long-term debt........................................................         - 0 -           2,353
    Collateral on line of credit - restricted.........................................           295             -0-
    Payments on capital lease obligations.............................................         (959)           (834)
    Proceeds from issuance of common stock (net of expenses)..........................        18,907             276
                                                                                      -------------- ---------------
        Net cash provided by financing activities.....................................        18,243           1,795
                                                                                      -------------- ---------------
NET INCREASE (DECREASE) IN CASH AND CASH                                                       8,722        (18,305)
EQUIVALENTS...........................................................................

Cash and cash equivalents - beginning of period.......................................        39,853          36,027
                                                                                      -------------- ---------------
CASH AND CASH EQUIVALENTS - END OF PERIOD.............................................$       48,575 $        17,722
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

         Three and Nine Month Periods ended September 30, 1996 and 1995.

Results of Operations

    Revenues. The Company had revenues of $6.5 million for the three months ended September 30, 1996 compared with no revenues for the three months ended September 30, 1995. Revenues for the three months ended September 30, 1996 consisted of $5.5 million in annual license fees and research payments from Merck KGaA pursuant to a collaboration agreement entered into July 10, 1996 and the recognition of $1.0 million from Pioneer Hi-Bred International, Inc.. For the nine months ended September 30, 1996, revenues were $33.4 million compared to $5.0 million for the nine month period ended September 30, 1995. The 1996 revenue consisted of $6.9 million upon the achievement of Milestone III pursuant to the Collaboration Agreement with SmithKline Beecham ("SB"), $9.0 million in license fees and milestone payments from collaborations with Pioneer Hi-Bred International, Inc. ("Pioneer") and F. Hoffmann-La Roche ("Roche") entered in the first quarter of 1996 and $12.0 million in annual license fees and additional payments from collaborations with Schering-Plough Ltd. ("SP") and Synthelabo entered in the second quarter of 1996, and $5.5 million in annual license fee and additional payment, pursuant to a collaboration agreement entered into with Merck KGaA in July 1996. Revenues for the nine months ended September 30, 1995 consisted of $5.0 million from Takeda Chemical Industries, Ltd. for an option and license agreement to commercialize certain future HGS products in Japan. The Company's future revenue sources includes annual license fees and additional payments from SP, Synthelabo and Merck KGaA over the next four years, interest income, payments under existing Collaboration Agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements.

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

    The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment- grade commercial paper and interest-bearing securities having a maximum maturity of two years.

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



                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           Exhibits

               10.1 ++ Collaboration and License Agreement between SmithKline Beecham Corporation, Human Genome Sciences, Inc. and Merck KGaA effective July 10, 1996.

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


                                HUMAN GENOME SCIENCES, INC.




                                BY:  /s/ Melvin D. Booth
                                     ----------------------------------------
                                         Melvin D. Booth
                                         President and Chief Operating Officer




                                BY: /s/ Steven C. Mayer
                                    -----------------------------------------
                                        Steven C. Mayer
                                        Senior Vice President and
                                          Chief Financial Officer





Dated:  March  11, 1996

                                  EXHIBIT INDEX

                                                                           Page
Exhibit                                                                   Number
-------                                                                   ------


    10.1++ Collaboration and License Agreement between SmithKline Beecham Corporation, Human Genome Sciences, Inc. and Merck KGaA effective July 10, 1996.

    11.1       Computation of per share data*

    27.1       Financial data schedule


--------------------------------------------------------------------------------


       *        Previously filed.
      ++ Confidentiality treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.