Form 10-K
period 1996-12-31
HUMAN GENOME SCIENCES INC
filed 1997-03-31
CIK 901219

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   ----------

   For the fiscal year ended December 31, 1996 Commission File Number 0-22962

                           HUMAN GENOME SCIENCES, INC.
                           (Exact name of registrant)


       Delaware                                       22-3178468
 (State of organization)                 (I.R.S. employer Identification number)

                 9410 Key West Avenue, Rockville, Md. 20850-3338
             (address of principal executive offices and zip code )

                                 (301) 309-8504
                         (Registrant's telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: NONE

                Securities pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's common stock outstanding on March 17, 1997 was 21,870,460

As of March 17, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $ 560,000,000.*

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Annual Report.

* Excludes 6,628,616 shares of common stock deemed to be held by officers and directors, and stockholders whose ownership exceeds five percent of the shares outstanding at March 17, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I
ITEM 1.  BUSINESS

         This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. The Company's actual results could differ signficantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" forward-looking statements, as well as those discussed elsewhere in this Annual Report on Form 10-K.

GENERAL
            Human Genome Sciences, Inc. (the "Company") is engaged in the research and development of novel, proprietary pharmaceutical and diagnostic products based on the discovery and understanding of the medical utility of genes. Using automated, high throughput gene sequencing technology, the Company has generated over 1,000,000 partial human gene sequences, which the Company believes correspond to most of the expressed genes in the human body, and now possesses one of the largest proprietary databases of human and microbial genes. Based on this genomic database, the Company has created a broad base of product opportunities. The Company's activities have progressed to focusing primarily on research and development of therapeutic protein product candidates. In its efforts to identify the most promising product candidates, the Company uses its advanced proprietary bioinformatics system to analyze partial gene sequences and identify the genes corresponding to such partial gene sequences and the proteins encoded by such genes. As of February 15, 1997, the Company has isolated and characterized several hundred full-length genes and expressed and purified more than 100 potential therapeutic proteins. The Company is currently evaluating six therapeutic protein product candidates in preclinical studies. In addition, the Company is investigating for development with its collaborators proprietary product opportunities in diagnostics and small molecule drugs based on human genes, as well as vaccines, antibiotics, and diagnostics based on genes of microorganisms.

     The Company has a two-pronged commercialization strategy:

     Product Development and Commercialization. The Company utilizes its internal capabilities to research and develop recombinant therapeutic proteins, which are proteins that can be produced on a large scale and used as drugs to treat diseases. The Company generally intends to develop potential products to a late preclinical or early clinical stage and then to collaborate with pharmaceutical or biotechnology companies for further development and commercialization. However, the Company may consider developing certain potential products on its own.

     Corporate Collaborations. The Company leverages its resources and capabilities by establishing collaborations with pharmaceutical companies for the development and commercialization of new products. The Company believes that these arrangements will enable the Company to focus its internal resources on a select number of promising product candidates while still exploiting the broader product opportunities presented by its genomic database.

     The Company's  initial  collaboration  was formed with  SmithKline  Beecham
Corporation ("SmithKline Beecham") in May 1993 (as amended, the "SB Collaboration Agreements"). To date, the Company has received $125 million in payments from SmithKline Beecham and is further entitled to product development milestone payments and royalty payments. In June 1995, the Company and SmithKline Beecham entered into a collaboration agreement with Takeda Chemical Industries, Ltd. ("Takeda"), whereby Takeda was granted certain rights to develop and commercialize products based on the Company's and SmithKline Beecham's human gene technology ("Human Gene Technology") and an option to develop and commercialize for Japan certain products developed by the Company. In June 1996 the Company entered into a significant amendment (the "SB Amendment") to the SB Collaboration Agreements which, among other things, allows the Company to designate six therapeutic proteins at any one time for exclusive development and commercialization (subject to certain restrictions and co-development rights of its collaborators) and permits the Company and SmithKline Beecham to enter into additional collaboration agreements in the field covered by the SB Collaboration Agreements.

     In June 1996 and July 1996, the Company and SmithKline Beecham entered into collaboration agreements (the "New Collaboration Partner Agreements") with Schering Corporation and Schering-Plough, Ltd. (collectively, "Schering-Plough"), Synthelabo S.A. ("Synthelabo") and Merck KGaA ("Merck") (collectively, the "New Collaboration Partners"). Under the terms of the New Collaboration Partner Agreements, $87.5 million of license and research payments is payable to the Company over five years, of which $17.5 million has been received to date. In addition, the New Collaboration Partner Agreements provide for milestone and royalty payments with respect to products developed under these agreements. In exchange, the New Collaboration Partners received certain rights to research, develop and commercialize therapeutic products based on the Company's and SmithKline Beecham's Human Gene Technology. Schering-Plough and SmithKline Beecham have been granted the right to develop jointly with the Company certain of the therapeutic protein product candidates to which the Company has retained the exclusive development rights.

     The Company also has entered into other collaborative agreements in certain areas where the Company has retained exclusive rights, including: the creation of bacterial vaccines and immunotherapeutics and antimicrobial agents based on genes of infectious agents; corn genomics; and gene therapy. Pursuant to the terms of such collaboration agreements, an aggregate of $34.1 million of license and research payments is payable to the Company over five years, of which $18.5 million has been received to date.

     The Company also has formed a collaboration with The Institute of Genomic Research ("TIGR"). Under the collaboration agreement, the Company has agreed to provide TIGR with funding totaling $85 million over a ten-year period ending September 2002, of which $44 million has been paid to date. In return, the Company is entitled to exclusive intellectual property rights to TIGR's research.

     The Company vigorously pursues patents to protect its intellectual property. As of February 15, 1997, the Company has five issued U.S. patents covering full-length genes and has filed U.S. patent applications covering more than 230 full-length genes and the proteins they encode. The Company makes patent filings outside the United States as it deems appropriate. In addition, the Company has filed patent applications with respect to more than 190,000 expressed sequence tags ("EST's") that represent over 1,000,000 partial gene sequences, although there is substantial uncertainty as to the patentability of partial gene sequences.

GENOME SCIENCE


     Genome science refers to the characterization of the entire set of genetic information of any organism, including humans. All cells contain DNA, a complex material containing all of the genetic information necessary to govern a cell's biological processes. In humans, approximately 3-5% of DNA consists of segments called genes. The entire human genome is believed to contain at least 100,000 genes, of which only several thousand were known to have been identified at the time the Company commenced its operations. Each gene consists of a linear sequence of nucleotides, the basic structural units of DNA. Sequencing genes involves determining the order of nucleotides in the gene, which permits identification of the gene and the protein produced by the gene.

     Genes act as the fundamental blueprint for all the physiological attributes of an individual. Each gene contains the information required to produce ("express") a gene product, generally a protein. Proteins are expressed by a gene according to a set of genetic instructions encoded in the DNA and are the principal determinants of an organism's characteristics. A typical cell of higher animals, such as humans, contains thousands of different proteins essential to cellular structure, growth and function. The aberrant expression within a cell by even a single gene can severely alter the cell's normal function and result in a disease condition.

     When a gene is expressed in a cell, the order of different nucleotides in the gene is copied into RNA in a duplication process called transcription. A splicing process within the cell then removes the introns, or non-coding gene segments, from the transcript, thereby creating a messenger RNA ("mRNA"), which contains only the exons, or coding regions, of the transcribed gene. The mRNA then directs the production of a protein in a process called translation. The order of nucleotides in the mRNA determines the protein that is made. By isolating mRNA from cells, the Company's scientists can analyze primarily the coding regions of a gene. However, mRNA is unstable and therefore is difficult to analyze directly. To sequence the mRNA, it is preferable to copy or transcribe the mRNA back into DNA. This process produces a DNA copy ("cDNA"), which contains only the exons, or coding regions, of the expressed gene. This process avoids examination of the majority of human DNA, as approximately 95-97% of the human genome consists of long stretches of nucleotides which do not code for protein. By focusing on the mRNA, the Company examines the portion of the genome which it believes to be the most important, because it is the portion which makes protein.

     Genes play an important role in the development of a variety of therapeutics, diagnostics and other products and services. Proteins expressed by genes are the targets of most drugs. As a result, the identification of proteins can play an important role in the development of drugs and drug screens. Proteins themselves can also be used as drugs. Two examples of protein drugs on the market are erythropoietin, which stimulates the production of red blood cells, and insulin, which regulates sugar metabolism. The identification of genes that code for proteins that may be missing or defective can enable the development of therapeutics for genetic diseases. In addition, identification of genes that may predispose a person to a particular disease may enable the development of diagnostic tests for the disease.

COMPANY TECHNOLOGY AND RESEARCH


The Human Gene Anatomy Project


     The gene discovery activity of the Company has focused on its Human Gene Anatomy Project. The goal of this project is to identify virtually all human genes, to catalogue the relative abundance of expressed genes by organ, tissue and cell of origin and to identify changes in gene expression associated with the normal processes of development, differentiation and activation, as well as abnormal changes in gene expression associated with the development of disease. The Company believes its Human Gene Anatomy Project approach is substantially different from most others engaged in genomic research, which seek either to isolate a single copy of each gene, determine the sequence of large regions of human chromosomes or determine the chromosome location of genes responsible for inherited genetic diseases. While such approaches will provide information valuable for the creation of some new gene-based pharmaceutical products, the Company believes that its Human Gene Anatomy Project provides a much broader opportunity to discover genes of potential medical use.

     The first component of the Human Gene Anatomy Project is the isolation and preparation of a set of cDNA libraries from most normal human tissues. A library is comprised of cDNA derived from samples of mRNA expressed in a particular tissue. The Company's libraries reflect the relative abundance of the various mRNAs expressed in each tissue. As of February 15, 1997, the Company, SmithKline Beecham and TIGR had prepared more than 600 such libraries, which include almost all normal human tissues. The Company isolates and purifies individual cDNA fragments from each library for sequence analysis to identify the structure and possible function of genes. The Company sequences a portion of each cDNA, which the Company believes is often sufficient to identify the expressed gene and represent the best method for rapid gene discovery.

     The Company's gene sequencing efforts now focus principally on comparing genes expressed in normal and abnormal, developmental tissues. The Company uses such information to analyze changes in gene expression associated with development, differentiation and disease processes, such as tumors of the prostate, breast, colon and ovary. Additional areas of planned research include changes in gene expression that occur during the processes of atherosclerosis, asthma, emphysema, restenosis, osteoporosis, psoriasis, arthritis and a number of neurological diseases.


Development of Product Opportunities


     The Company has created an advanced proprietary bioinformatics system to facilitate the selection of genes with potential medical utility. Bioinformatics refers to the use of computers to process, analyze, store and retrieve biological information. The Company believes it has one of the largest sets of human gene sequences, and its computer system enables it to access publicly available gene sequences. The Company's high capacity computer system has been designed for ease of use by research scientists, who readily access the system through desktop computers. The Company's data is also available to scientists at SmithKline Beecham, Takeda, and the New Collaboration Partners through bioinformatics systems created by the Company and SmithKline Beecham. See " -- Collaborative Arrangements."

     The Company believes that its proprietary bioinformatics system is an important asset for the creation of gene-based product opportunities. The Company's bioinformatics system has several capacities that facilitate identification of genes with potential medical utility, including gene similarity detection, sequence motif identification, sequence assembly and differential gene expression analysis.

     The Company's primary focus has progressed from identification of genes having potential medical utility to the creation of proprietary product opportunities. Specifically, the Company is now engaged in the identification and development of product candidates, including the isolation and characterization of full-length cDNAs, purification of proteins encoded by cDNAs of interest, the creation of cell lines that express specific receptors of interest, the mapping of genes of interest, the creation of polyclonal and monoclonal antibodies, the testing of the effects of purified proteins in cell and tissue-based in vitro assays and the study of the effects of purified proteins in small laboratory animals.

     Approximately 184 of the Company's 244 scientific staff at February 15, 1997 are devoted to these activities. As of February 15, 1997, the Company has isolated and fully sequenced several hundred full-length cDNAs, purified more than 100 potential therapeutic proteins and mapped more than 250 full-length cDNAs to their chromosomal locations.

     The Company's research and development efforts have been organized into the following divisions:

Molecular Biology Division. The Company's Molecular Biology Division seeks to identify and evaluate genes that may be useful for the creation of therapeutic protein drugs, small molecule drugs, gene therapy, antisense treatments and diagnostic products. The Molecular Biology Division contains the Protein Therapeutics group and Exploratory Research group.

     The Protein Therapeutics group identifies and evaluates genes which encode proteins which may be useful as therapeutic protein drugs or for gene therapy or antisense applications. The Protein Therapeutics group also identifies genes that may be useful for diagnostic purposes. When comparative analysis indicates that a gene encodes a potential therapeutic protein, this group isolates the corresponding full-length cDNA, determines its pattern of tissue expression and its entire coding sequence.

     The Company has commenced a program to identify from its database what it believes to be full-length cDNAs likely to encode potential therapeutic proteins. To date, the Company has identified what it believes to be over 4,000 secreted proteins. The Company is expressing and evaluating these proteins and assessing their activity using in vitro and in vivo models covering different therapeutic areas.

     In addition to efforts relating to the identification of potential therapeutic proteins, the Protein Therapeutics group characterizes genes and proteins that may serve as targets for small molecule drug discovery, principally to support the work of the Company's collaborators. The group isolates full-length cDNAs, performs experiments to determine the tissue and cell type in which the genes are expressed and determines the complete sequence of the cDNA corresponding to each candidate gene. The group has identified several hundred genes which encode proteins that may be targets for small molecule drug screening. Full-length cDNAs corresponding to many of these genes have been isolated and fully sequenced, and tissue distribution and chromosomal location of most of these full-length genes have been determined.

     The efforts of the Exploratory Research group are focused on development and implementation of new technologies useful in the identification of medically-relevant gene candidates. Responsibilities of this group include new methodologies for cDNA library construction, chromosome mapping, optimization of full-length gene cloning and development of new methods for gene analysis. This group is also currently responsible for efforts in microbiology, including construction and analysis of microbial genome libraries and selection of candidate genes which may be useful in vaccine and immunotherapeutic programs.

     Protein Expression Division. The purpose of the Protein Expression Division is to provide proteins in a form suitable for in vitro and in vivo testing. The Protein Expression Division uses bacterial, insect and mammalian expression systems that have been engineered to express abundant amounts of proteins. The Company's therapeutic protein production facilities include 15 bioreactors ranging in capacity from 2 to 100 liters. The Protein Expression Division also purifies potential therapeutic proteins, enzymes that may be useful in the discovery of small molecule drugs and bacterial proteins that may be useful as vaccine components. This division will also oversee the contract production of cGMP materials by third parties for preclinical qualification and Phase I clinical studies and will also oversee the construction, and be responsible for the operation, of the Company's proposed pilot scale production and process development facility.

     Through February 15, 1997 the Company has produced and purified more than 100 novel human proteins in amounts sufficient to test for activity. In some cases, the Company also provides highly purified proteins to its collaborators for further analysis.

     Cell Biology Division. The Cell Biology Division determines the activities of purified therapeutic protein candidates on cells in tissue culture. This division is also developing high throughput screens to assess the activity of the Company's therapeutic protein candidates. This division uses over 75 in vitro assays to evaluate biological activities of therapeutic protein candidates, many of which are used to determine whether such candidates have biological activities relevant to serious unmet medical needs. Examples of such in vitro tests include assays that detect proteins that have an anti-viral effect, proteins that are capable of prolonging the life of neurons and of promoting neural cell growth, proteins that have anti-cancer activity and proteins that affect the growth and differentiation of hematopoietic cells.

     Pharmacology Division. The Pharmacology Division tests for in vitro and in vivo activity of therapeutic protein candidates and is also responsible for safety studies. The division is responsible for preclinical animal testing of the Company's therapeutic protein product candidates and employs a number of standard assays for determining biological function. The division has also developed several specialized assays to test biological function of specific therapeutic proteins. The Company has recently expanded this division to increase its efforts to develop therapeutic protein product candidates, and the Company expects to continue to expand the division as necessary to support preclinical and clinical development. The Company intends to establish a clinical management team to manage and oversee clinical trials. The Company intends to utilize contract research organizations to conduct toxicology, pathology and clinical trials on the Company's lead therapeutic protein product candidates.

AREAS OF PRODUCT DEVELOPMENT


     The Company believes that the genes it identifies have the potential to be valuable for the development of a wide range of healthcare products in some or all of the following areas:

     Therapeutic Proteins. Therapeutic proteins are recombinant human proteins that in native or modified form exert medically useful physiologic or pharmacologic activity. By discovering and isolating genes, the Company may be able to cause the genes that code for therapeutic proteins to express those proteins. Therapeutic proteins may be useful for the treatment of diseases, including inflammatory and autoimmune diseases, neurodegenerative diseases, cardio-pulmonary diseases and other diseases caused by insufficient or defective proteins resulting from a missing or defective gene. Therapeutic proteins currently in clinical use include interferon, insulin, human growth hormone, DNAse, G-CSF, GM-CSF and erythropoietin.

     Currently, the Company is conducting pre-clinical development studies on the following proteins:

Myeloid Progenitor  Inhibitory  Factor-1 (MPIF-1) Myeloid Progenitor  Inhibitory
Factor-2 (MPIF-2) Keratinocyte Growth Factor-2 (KGF-2) Monocyte Attractant Protein (MAP) Monocyte Colony Inhibition Factor-1 (MCIF-1) Fibroblast Growth Factor-10 (FGF-10)

     MPIF-1 and MPIF-2. MPIF-1 and MPIF-2 are members of the chemokine family. The Company has shown that MPIF-1 and MPIF-2 in in vitro and in vivo studies inhibit the differentiation and growth of bone marrow cells (myeloid progenitor cells) responsible for maintenance of red and white blood cells. Myeloid progenitor cells are destroyed by many forms of cancer chemotherapy resulting in severe leukopenia, thrombocytopenia and anemia. By preventing the growth of myeloid progenitor cells during aggressive cancer chemotherapy, it may be possible to reduce the destruction of these cells allowing the more rapid repopulation of red and white blood cells in the circulation. This, in turn, may reduce the incidence of serious infection, anemia and coagulation disorders associated with cancer chemotherapy.

     KGF-2 and MAP. KGF-2 is a member of the Fibroblast Growth Factor superfamily and MAP is a member of the chemokine family of proteins. The Company has shown in in vivo tests that KGF-2, and in vitro tests that MAP, stimulate the growth of epithelial cells. Both proteins have potential for use in the treatment of topical (skin) ulcers, surgical and other wounds and burns and possibly other conditions affecting epithelial cells. In addition, KGF-2 may be useful in the treatment of mucositis (frequently a toxicity of cancer chemotherapy) and/or acute renal failure.

     MCIF-1. MCIF-1 is also a member of the chemokine family. The Company has shown in in vivo tests that MCIF-1 inhibits the differentiation and growth of macrophages and monocytes, white blood cells involved in inflammation. In in vivo animal studies, MCIF-1 has been shown to reduce the severity of cartilage and bone destruction associated with a model of arthritis, and to reduce the severity of septic shock in a model of that disease.

     FGF-10. FGF-10 is a member of the Fibroblast Growth Factor superfamily. The Company has shown in in vivo studies that FGF-10 protects motor neurons from destruction caused by experimental trauma. These models have been used to identify agents which may have use in preventing or treating neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (Lou Gehrig's Disease).

     As a result of the SB Amendment, in June 1996, the Company obtained the right to designate six therapeutic proteins at any one time for exclusive development and commercialization by the Company. Schering-Plough and SmithKline Beecham have certain co-development rights with respect to these product candidates. Subject to certain limitations, the Company has the right to substitute new therapeutic proteins for therapeutic proteins that have been licensed to third parties under procedures set forth in the SB Amendment, are the subject of clinical trials or the right to which have been surrendered by the Company. See " -- Collaborative Arrangements."

     All of the Company's therapeutic protein product candidates are in the early stages of preclinical testing. Accordingly, the results of preclinical testing to date may not be indicative of results that will be obtained in clinical trials. As further results of preclinical tests are received, the Company may abandon particular projects which it might otherwise have considered promising. Additionally, there can be no assurance that clinical trials as to any particular product candidate, if commenced, will be successful.

     Small Molecule Drugs. The Company believes that knowledge of a more complete set of genes and the proteins they express will enable pharmaceutical companies to design and screen pharmaceutical products in a more efficient fashion by providing logical specific targets for discovering drugs. The discovery of new drugs often involves screening a large family of synthetic and natural products to determine their impact on proteins expressed by genes. Increasingly, automated biochemical assays that test the ability of proteins to bind to and modify the activity of purified proteins are used to test the efficacy and selectivity (i.e., the ability to affect only the desired protein targets and not other proteins expressed in the human body) of new drugs. The undesired binding of a drug to other proteins not detected by a screening assay can result in toxicity or other undesirable side effects. The Company believes that the genes it discovers may contribute to screening assays by permitting more complete sets of target proteins to be assembled for an assay. SmithKline Beecham is currently using proteins expressed by genes identified by the Company in a number of screening assays used to identify new drugs.

     Diagnostics. The Company also believes that the genetic data obtained by it could lead to the development of diagnostic tests for diseases. Such diagnostics would likely be focused on four different applications. First, the comparative analysis of genes expressed during the progression of tissues from normal to fully diseased states may permit more accurate staging of diseases, thereby facilitating the diagnosis and treatment of the disease. Proteins expressed by "marker" genes associated with a specific disease can be a starting point in the synthesis of antibodies, the principal components in many diagnostic systems. Second, the Company's genetic data may enable the development of methods to determine individual predisposition to disease. Third, tests could be designed to detect inherited diseases in fetal cells. Fourth, the Company believes that the genetic data obtained from the sequencing of disease-causing microorganisms may allow for the rapid determination of the presence and activity of a particular microorganism in an infected person. The development of diagnostics based on genes identified by the Company is part of SmithKline Beecham's field under the SB Collaboration Agreements.

     Antimicrobial Agents and Vaccines. The Company has retained exclusive rights to utilize its information and technology to develop antimicrobial agents and vaccines and, accordingly, is identifying and characterizing genes of microorganisms, including bacteria, viruses, fungi and multicellular parasites. The Company anticipates using its automated sequencing techniques to identify genes expressed by microorganisms and parasites during resting, vegetative and pathogenic states of infection. The Company believes that genes expressed during the pathogenic phase of a microorganism may be found to be required for disease. Each such gene (called a virulence gene) might be a candidate target for a new antibiotic or vaccine. The Company also believes that knowledge of genes and proteins expressed by pathogenic organisms may facilitate the development of gene-based and antibody-based diagnostic assays for infectious diseases.

     Analysis of the total genome of a microorganism should provide a complete picture of all genes encoded by the microorganism. With this information, the Company believes it may be possible to choose protein candidates that may be useful as vaccine components or antigens required for the development of immunotherapeutics. The Company also believes that a high throughput approach of gene identification may identify new genes capable of producing antibiotics and other useful secondary metabolites. Additionally, the Company has completed sequencing pathogenicity islands of Escherichia coli, and, in collaboration with TIGR, has sequenced the essentially complete genome of Streptococcus pneumonia. Patent applications have been filed by the Company on these genomes.

     In January 1996, the Company completed sequencing the majority of the DNA comprising the genome of the bacterium Staphylococcus aureus. Staphylococcus aureus is the most frequent cause of infections in hospitals. The bacterium is also the major cause of toxic shock syndrome and wound infections. Many strains are resistant to most antibiotics, and there is concern that the organism will soon develop widespread resistance to one of the last remaining effective antibiotics, vancomycin. The work on Staphylococcus aureus is the first application of the Company's large scale sequencing technology to a non-human organism. Staphylococcus aureus was selected for both its medical and commercial importance.

     The Company also owns certain intellectual property rights related to the genome sequences of three other microorganisms, Haemophilus influenzae, Mycoplasma genitalium and Methanococcus jannaschii, arising from its collaboration with TIGR. In addition, the Company intends to file patent applications related to genes of Helicobacter pylori, another microorganism sequenced by TIGR. TIGR has recently been focusing its sequencing efforts on infectious and other microorganisms, and the Company will own any intellectual property arising from these efforts. In July 1995, the Company entered into a collaboration with MedImmune to create vaccines and immunotherapeutic products based on the genomes of infectious microorganisms. See "-- Collaborative Arrangements."

     Gene Therapy. The Company believes that its gene discovery technology may identify new genes that can be introduced into the body through the use of gene therapy techniques. Many diseases result when specific proteins are produced in inappropriate quantities, in a defective manner or not at all. Gene therapy is a novel approach to the treatment of disease in which genes are inserted into a patient's cells for the purpose of inducing these cells to produce therapeutic proteins or to replace defective or missing genes. In other applications, the Company believes that gene therapy may induce cells to secrete proteins that enhance the immune system's ability to recognize and attack a specific disease. Gene therapy might also allow localized delivery of proteins that cannot reach the appropriate site through conventional methods of administration. There are currently no gene therapy products on the market, although a number are undergoing clinical trials. In June 1996, the Company entered into a collaboration with Schering-Plough with respect to use of the Company's technologies for gene therapy. See "-- Collaborative Arrangements."

     Antisense Drugs. The Company believes that the knowledge of the structure of genes developed through the use of its sequencing technology may facilitate the development of antisense drugs. Antisense technology involves the use of short oligonucleotide sequences, complementary to the gene, that, after binding to the mRNA encoded by the gene, inhibit the synthesis of the protein encoded by the gene. If, for example, the target gene expressed a protein involved in rapid cell growth leading to a particular cancer, then use of the antisense drug could have the potential of inhibiting the synthesis of the target protein encoded by the particular gene and lead to restoration of normal growth. Antisense drugs could also be of potential benefit in diseases where production of excess protein leads to the disease state. There are currently no antisense drugs approved for treatment.

COLLABORATIVE ARRANGEMENTS


     Agreements with SmithKline Beecham. In May 1993, the Company entered into the SB Collaboration Agreements pursuant to which SmithKline Beecham was granted certain exclusive rights to develop and commercialize therapeutic and diagnostic products within the "SB Field" (as defined below) based on human genes discovered by the Company. Pursuant to the SB Collaboration Agreements, SmithKline Beecham has paid to the Company an aggregate of $125 million including $55.1 million which was allocated to the purchase of an aggregate of 1,351,738 shares of Common Stock.

     In June 1996, the SB Collaboration Agreements were substantially amended (the "SB Amendment"). The SB Amendment allowed the Company and SmithKline Beecham together to enter into collaboration agreements with additional pharmaceutical companies ("New Collaboration Partners") in the SB Field (other than diagnostics and animal healthcare in which SmithKline Beecham has generally retained exclusive rights). The "SB Field" is the field of human and animal healthcare, other than gene therapy (excluding gene therapy vaccines), antisense products and the use of genes for synthesizing drugs that were known at the time the SB Collaboration Agreements were executed. In addition, the SB Amendment provides that each of the Company and SmithKline Beecham can independently designate potential therapeutic proteins for its exclusive development and commercialization (e.g. marketing or outlicensing) provided that it is the first among the Company, SmithKline Beecham and the New Collaboration Partners to select the protein and certain research requirements are met prior to such designation. Under the SB Amendment, the Company can designate six therapeutic proteins for its exclusive development and commercialization at any one time. Subject to certain limitations, the Company may substitute additional therapeutic proteins for any of the six therapeutic proteins designated by the Company (i) which have been licensed by the Company to third parties in accordance with the SB Amendment, (ii) which are the subject of clinical studies by the Company and (iii) the rights to which have been surrendered by the Company. SmithKline Beecham's right to select therapeutic proteins during the initial research term of the SB Collaboration Agreements is not limited. In addition, the SB Amendment provides that each of the Company and SmithKline Beecham may independently (i) research, develop and commercialize antibody products directed against antigens derived from the human genome database created by the Company and (ii) identify and use novel molecular targets derived from the human genome database created by the Company to discover and develop small molecule pharmaceutical products, provided that the Company will not initiate screening of such targets for three years from the effective date of the SB Amendment and will not use certain targets subject to agreements with third parties, subject to certain other restrictions. The SB Amendment restricts the Company from entering into collaborations with third parties (other than New Collaboration Partners and Takeda) in the SB Field (i) during the initial research term except with respect to products for which the Company has exclusive development rights and (ii) during the initial research term and for a period thereafter with respect to certain products which are the subject of research plans submitted by SmithKline Beecham or a New Collaboration Partner or Takeda prior to the expiration of the initial research term.

     The SB Amendment provides that SmithKline Beecham and the Company will share equally in any license fees and product development milestone payments paid under New Collaboration Partner Agreements, and that the Company will receive all royalties and research support payments under such New Collaboration Partner Agreements. The SB Collaboration Agreements provide for payments to the Company of royalties on net sales of products based on the Company's patents or technologies within the SB Field ("SB Products") sold by SmithKline Beecham (or its licensees) and milestone payments in connection with the development of SB Products. The Company has an option to co-promote SB Products sold by SmithKline Beecham, on a country-by-country basis, in the United States, Canada, Mexico and Europe (subject to certain limitations as to rights granted to Takeda and other parties). If the Company develops and markets or outlicenses a product in the SB Field pursuant to its rights under the agreements with SmithKline Beecham, SmithKline Beecham will generally be entitled to royalties or to share in milestone payments and license fees received by the Company from licensees with respect to such products. The New Collaboration Partner Agreement with
Schering-Plough includes an option for Schering-Plough to co-develop and co-commercialize up to two products in the SB Field to which the Company has exclusive development and commercialization rights under the SB Collaboration Agreements. The SB Collaboration Agreements include an option for SmithKline Beecham to co-develop and co-commercialize products in the SB Field to which the Company has exclusive development and commercialization rights under the SB Collaboration Agreements and for which Schering-Plough has not exercised its option to co-develop and co-commercialize. SmithKline Beecham will also be entitled to royalties on, and an option to co-promote products outside the SB Field sold by the Company which are based on or incorporate patents or information developed by SmithKline Beecham based on the Human Gene Technology of the Company.

     The initial research term under the SB Collaboration Agreements continues through June 2001. After expiration of the initial research term, the Company will have all rights to the Company's Human Gene Technology, except that SmithKline Beecham will retain rights to the Company's Human Gene Technology pursuant to research plans meeting certain specified criteria submitted prior to expiration of the initial term, Takeda will retain rights granted to it under a license agreement prior to expiration of the initial research term and New Collaboration Partners will retain rights granted to them under New Collaboration Partner Agreements. See "-- Other Collaborations in the SB Field." SmithKline Beecham has the right to extend the research term for up to five additional years by making certain payments, which would extend the time for submitting research plans as to therapeutic products other than antibody products and therapeutic protein products.

     The Company has agreed that it will make available 35 gene sequencers and related personnel and reagents to sequence genes at the direction of a research committee.

     Other Collaboration Agreements in the SB Field. In June 1996 and July 1996, the Company and SmithKline Beecham entered into the New Collaboration Partner Agreements with Schering-Plough, Synthelabo, and Merck. Each of the New
Collaboration Partner Agreements provides the New Collaboration Partner the rights and licenses to access and use the Company's Human Gene Technology, as well as biological information developed by the Company and SmithKline Beecham prior to, and in the case of the Company, after the effective date of such Agreement, to discover, develop and commercialize products based upon or derived from such Human Gene Technology in the SB Field (other than diagnostics and animal healthcare). Each New Collaboration Partner may also designate, and receive exclusive license rights under the Company and SmithKline Beecham patents and technology to, potential therapeutic protein products for its exclusive development and commercialization, subject, in certain cases, to certain restrictions as to the number of therapeutic proteins that can be claimed, and subject to achievement of certain research requirements prior to such designation. Each of the New Collaboration Partners is obligated to pay license fees, research payments, and milestone payments in connection with development of products under the agreement and royalties. Each of the New Collaboration Partner Agreements is for an initial research term expiring in June 2001. Each New Collaboration Partner has the right to extend the term for up to five additional years by making certain payments. The Company cannot enter into additional agreements similar to the New Collaboration Partner Agreements without the consent of SmithKline Beecham, Takeda and certain of the New Collaboration Partners.

     The Company will be entitled to one-half of all license fees and milestone payments and to all royalties due from each New Collaboration Partner. In addition, each New Collaboration Partner will make research payments directly to the Company for the duration of the initial research term which continues through June 2001. Aggregate license fees and research payments due under the New Collaborative Partner Agreements are $140 million during the initial research term, of which the Company will be entitled to $87.5 million, payable in equal installments over a five-year period. $17.5 million have been received by the Company to date.

     The New Collaboration Partner Agreement with Schering-Plough includes an option for Schering-Plough to co-develop and co-commercialize up to two of the Company's products in the SB Field to which the Company has exclusive development and commercialization rights under the SB Collaborative Agreements.

     SmithKline Beecham and Takeda entered into a License Agreement (the "Takeda License Agreement") relating to the development and sale of products in the SB Field based upon rights licensed from the Company. The Company will be entitled to all royalty payments and one-half of the milestone payments due from Takeda to SmithKline Beecham under the Takeda License Agreement on sales of products developed by Takeda under the agreement. In addition, at the same time that SmithKline Beecham and Takeda entered into the Takeda License Agreement, Takeda and the Company entered into an Option and License Agreement pursuant to which Takeda was granted an exclusive option to license rights under the Company's patents and technology in the field of human healthcare (other than gene therapy, antisense and diagnostics) to make and sell a limited number (equal to the number of collaboration partners other than SmithKline Beecham and Takeda with which the Company enters into collaboration agreements in the SB Field) of products in Japan. In consideration of the grant of the option, Takeda paid the Company $5 million and agreed to pay to the Company royalties based on the sale of Takeda products covered by the Option and License Agreement and certain milestone payments. The option period terminates three years following expiration of the initial research term under the SB Collaboration Agreements.

     Collaboration Agreements Outside of the SB Field. The Company has entered into collaboration agreements with respect to the development of products based on the Company's gene discovery research outside of the SB Field. These collaboration agreements, which generally provide for milestone payments and royalties and in most cases up front license fees and/or research payments, include the following:

     A Collaboration and License Agreement with MedImmune entered into in July 1995 with respect to the development of drugs based upon infectious agents sequenced by the Company or TIGR or as to which the Company has licensed the rights. Programs under the agreement with MedImmune include the creation of vaccines and immunotherapeutics for non-encapsulated Haemophilus influenzae, Streptococcus pneumoniae, Escherichia coli, Staphylococcus aureus, Helicobacter pylori and Borellia bergdorferi;

     A Research Collaboration Agreement with Pioneer entered into in January 1996 under which Pioneer was granted exclusive license rights in the field of corn genomics;

     A License Agreement with Roche entered into in March 1996, under which the Company is responsible for sequencing and assembling the genome of
     Streptococcus pneumoniae, a bacterial pathogen responsible for severe respiratory and other infections and under which Roche received a non-exclusive license to use this information to identify potential new anti-infectives and antibiotics;

     A Collaboration and License Agreement with Schering-Plough relating to the field of human gene therapy (including gene therapy vaccines to the extent the Company has the right to do so), under which Schering-Plough was granted (i) a non-exclusive license to use the Company's Human Gene Technology to conduct research and (ii) an option to obtain an exclusive license to specific genes in the field of gene therapy;

     An agreement entered into in October 1996 with Pharmacia, whereby the Company granted to Pharmacia (i) a nonexclusive license to conduct research and to make, use and sell products based on genes of Staphylococcus aureus and the pathogenicity islands of Escherichia coli sequenced by the Company,
     (ii) the right to obtain an exclusive license to certain products and (iii) the right to negotiate to obtain an exclusive license as to certain microbial genomes as to which the Company desires to grant an exclusive license; and

     An agreement entered into in November 1996 with OraVax with respect to an exclusive license granted by MedImmune and the Company with respect to use of the Company's and MedImmune's technology for a Helicobacter pylori vaccine.

     As of February 15, 1997, the Company had entered into approximately 200 material transfer agreements with 96 academic institutions covering approximately 1,000 gene sequences, cDNAs and proteins. The Company is continuing to negotiate additional material transfer and license agreements. The purpose of these agreements is to expand research and development relating to the Company's gene information by providing academic researchers with proprietary gene sequence information and related materials which enable them to explore the biological activity and potential medical utility of newly discovered human genes. Most of these material transfer agreements grant to the Company a license, with established royalty rates, to any invention resulting from the use of gene sequence information or related materials provided by the Company. A relatively small number of the material transfer agreements signed by the Company provide for an option to license any invention resulting from the use of the Company's gene sequencing information. The Company has not, in any case, signed a material transfer agreement with an academic institution which does not provide for a license or option to exclusive rights for inventions resulting from use of the Company's information. In addition, TIGR, SmithKline Beecham and Takeda have also entered into material transfer agreements with academic institutions. The Company is also entitled to rights with respect to inventions resulting from use of sequence information and related materials under such arrangements.

     Agreements with TIGR. In October 1992 the Company entered into a Research Services Agreement and an Intellectual Property Agreement with TIGR, a not-for-profit research institute. TIGR initially performed most of the gene sequencing and made the sequences available to the Company and continues to perform genomic research, including sequencing the genomes of microbial organisms. The Company currently has a sequencing and analysis capacity greater than that of TIGR. The Company believes that it benefits from, but is no longer dependent upon, TIGR's assistance for achieving research and development goals. Pursuant to the agreements with TIGR, the Company has exclusive rights to all intellectual property resulting from TIGR's gene sequencing and other research.

     Pursuant to these agreements, a Lease Funding Agreement entered into in March 1993 and a subsequent agreement entered into in April 1993, the Company has committed to provide an aggregate of approximately $85 million to TIGR over a ten-year period, ending September 2002, of which $70 million consists of a research grant and equipment funding for TIGR's scientific research relating to determining human genes and their functions and uses. Through February 15, 1997, the Company had paid approximately $44 million pursuant to these agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     TIGR operates independently from the Company, and the Company does not have the right to control or direct TIGR's activities. TIGR receives funding from government sources in addition to funding from the Company. Under the Research Services Agreement and the Intellectual Property Agreement, for a ten-year period ending 2002, TIGR is obligated to disclose to the Company all significant developments relating to information or inventions discovered at TIGR, and the Company will own (on a royalty-free basis) all of TIGR's interest in inventions and patent rights arising out of TIGR's research during the term of the agreement (including rights arising from research funded by third parties, except for research funded by certain governmental and not-for-profit organizations as to which the Company has been granted a royalty-bearing, worldwide, perpetual, exclusive license, subject to a non-exclusive royalty-free license retained by such organization).

     TIGR has completed the sequencing of the genomes of several microbial organisms, including nonencapsulated Haemophilus influenzae, Mycoplasma genitalium, and Methanococcus jannaschii. The Company has exclusive rights in the intellectual property resulting from this research. TIGR has advised the Company that it plans to sequence complete genomes of other organisms that cause diseases in humans or which may have other uses, such as industrial or agricultural uses. TIGR has agreed with the Company that it will sequence the genome of certain specified bacterial organisms.

     Pursuant to the Human cDNA Database Agreement, TIGR has generally agreed not to publish the sequences of any human cDNAs sequenced at TIGR and, instead, will contribute those sequences to the Human cDNA Database (described below). TIGR has retained the right to publish sequence data included in the Human cDNA Database on the same basis as researchers who are provided access to proprietary information in the Human cDNA Database. See "-- The Human cDNA Database Agreement." As set forth below, the Human cDNA Database Agreement will terminate in April 1997. TIGR has agreed not to publish any other information or inventions (other than information with respect to non-animal genes), including human cDNA's after the termination or expiration of the Human cDNA Database Agreement, resulting from TIGR's research until six months after TIGR discloses the information or invention to the Company, provided that this six-month period can be extended to up to 18 months under certain circumstances if the information or invention relates to a product that the Company and its collaborators intend to develop. With respect to non-animal genes (which includes microbial agents), TIGR has agreed not to publish information or inventions until at least six months after substantially all information and inventions resulting from studies being conducted by TIGR have been disclosed to the Company.

     The Human cDNA Database Agreement. In July 1994, the Company, TIGR and SmithKline Beecham reached an agreement to contribute a number of partial cDNA sequences to a database (the "Human cDNA Database") that is accessible to academic scientists and researchers at non-profit institutions that sign access agreements. To date, approximately 160,000 human cDNAs resulting from the collaboration between the Company and TIGR have been contributed to the Human cDNA Database, including 50,000 cDNAs sequenced by the Company. The Human cDNA Database Agreement provides that the Human cDNA Database is not available to persons or entities engaged in commercial activities. In October 1996, TIGR notified SmithKline Beecham and the Company of its decision to terminate the Human cDNA Database Agreement according to its terms, such termination to be effective in April 1997. Upon termination, all Company sequences will be removed from the database and the remaining TIGR sequences may be made publicly available without restriction.

     Potential Dispute with TIGR. The Company's agreements with TIGR include non-disclosure obligations on the part of TIGR. The Company and TIGR have had recent disagreements concerning the scope of these non-disclosure obligations. It has come to the Company's attention that certain disclosures by TIGR of sequence and other information which the Company believes may violate such non-disclosure obligations may have taken place or may take place in the future. Disclosure of information by TIGR in violation of its non-disclosure obligations may negatively affect the Company's ability to obtain patent protection on inventions described therein. The Company is investigating this situation and will determine what action, if any, should be taken to prevent such disclosures. See "-- Patents and Proprietary Rights." There can be no assurance that these disagreements will not materially affect the Company's relationship with TIGR. However, TIGR has been primarily sequencing microbial genes and not human genes in recent years, and the Company does not believe that it is or will be dependent on TIGR.

PATENTS AND PROPRIETARY RIGHTS


     The Company's commercial success is dependent in part on its ability to obtain patent protection on genes discovered by it. The Company applies for patent protection for genes identified by partial sequencing and, subsequently, for those genes which it fully sequences. However, there is substantial uncertainty as to the patentability of genes based on partial sequences. Even if patent protection is afforded for such sequences, it may not provide effective marketing exclusivity. The Company's business might be enhanced by obtaining patent protection based on partial gene sequences, but the Company does not believe that its commercial success will be materially dependent on its ability to do so. The Company has isolated and obtained full-length sequence information for many of the genes that the Company or its collaborators intend to develop further and has filed, and continues to file, for patent protection based on such full-length sequences. However, the Company does not expect to isolate and fully sequence a significant portion of the partial gene sequences it discovers. See "-- Company Technology and Research."

     The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. There is a substantial backlog of biotechnology patent applications at the PTO, and no clear policy has emerged regarding the breadth of claims covered in biotechnology patents. There have been, and continue to be, intensive discussions on the scope of patent protection for both gene fragments and full-length genes. There have also been proposals for review of the appropriateness of patents on genes and gene fragments. There can be no assurance that these or other proposals will not result in changes in, or interpretations of, the patent laws which will adversely affect the Company's patent position. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries.

     As of February 15, 1997, the Company had filed United States patent applications with respect to more than 230 full-length human genes and their corresponding proteins. The Company has also filed U.S. patent applications with respect to all or portions of the genomes of five infectious microorganisms and one non-infectious microorganism. As of February 15, 1997, the Company has five issued U.S. patents covering full-length human genes, which expire between 2013 and 2014. There can be no assurance that the remaining applications covering full-length genes and their corresponding proteins will result in the issuance of any patents. While the Company identifies multiple uses for genes it has fully sequenced, these uses may not be sufficient to meet the statutory requirements for patentability in all cases. Additionally, in view of the substantial number of genes that may be covered by the Company's patent applications, the Company cannot predict what issues may arise in connection with the Company's patent applications or the timing of the grant of patents with respect to genes covered by such patent applications. Moreover, in certain instances, the Company will be dependent upon its collaborators to file and prosecute patent applications.

     The Company also has filed United States patent applications claiming more than 190,000 partial human gene sequences. These applications seek to protect partial human and non-human gene sequences, the full-length gene sequences that include the partial sequences, as well as products derived therefrom and uses therefor. These applications identify possible biological functions for some of the genes based in part on a comparison to genes included in public databases, but do not contain any laboratory or clinical data with respect to such
biological  functions.   There  are  certain  court  decisions  indicating  that
disclosure of a partial sequence may not be sufficient to support the patentability of a full length sequence. In view of these court decisions, as well as the position of the PTO referred to below, the Company believes that there is significant risk that patents will not issue based on patent disclosures limited to partial gene sequences. Finally, even if patents issue on the basis of partial gene sequences, there is uncertainty as to the scope of the coverage, enforceability or commercial protection provided by any such patents.

     In June 1991, the National Institutes of Health (the "NIH") filed a patent application seeking protection for a substantial number of genes based upon partial gene sequences. The application generated substantial controversy in the scientific community regarding the patentability of gene fragments and the full-length gene based on only partial sequencing of genes, particularly in cases where the biological function of the full-length gene is not identified. An examiner in the PTO rejected the patent claims contained in the NIH application and the rejection was not appealed by the NIH. The Company believes that the patent applications that have been filed by the Company based on partial gene sequences may be considered similar to the application filed by the NIH. To date, the Company has not received notice from the PTO of a similar rejection of its patent applications covering partial gene sequences.

     Publication of information concerning genes prior to the time the Company applies for patent protection based on the full-length gene could adversely affect the Company's ability to obtain patent protection with respect to genes identified by it. Washington University has identified genes through partial sequencing pursuant to funding provided by Merck & Co. and has deposited the partial sequences identified in a public database. In July 1994, the Company, TIGR and SmithKline Beecham reached an agreement to contribute a number of partial cDNA sequences to the Human cDNA Database. Pursuant to the Agreement, the Human cDNA Database is accessible only to academic scientists and researchers at non-profit institutions that sign access agreements. In October 1996, TIGR notified SmithKline Beecham and the Company of its decision to terminate the Human cDNA Database Agreement effective in April 1997. TIGR and researchers who are provided access to proprietary data in the Human cDNA Database have certain rights to publish human cDNA sequences in which the Company has rights. The termination of the Human cDNA Database Agreement in April 1997 will eliminate limitations on publication of those sequences in the Human cDNA Database as of that date. While the Company believes that the limitations on publication of sequences in the Human cDNA Database have generally been sufficient to permit the Company to apply for patent protection on genes in which it is interested in pursuing further research, there can be no assurance that such publication will not affect the Company's ability to obtain patent protection for some genes in which it may have an interest, which, in the case of genes of commercial significance, could have a material adverse effect on the Company. See "-- Collaborative Agreements -- Agreements with TIGR -- The Human cDNA Database Agreement" and " -- Potential Dispute with TIGR."

     In January 1997, TIGR, in collaboration with the National Center for Biological Information (NCBI), disclosed full-length DNA sequences (which are reportedly in excess of 35,000 sequences) assembled from partial gene sequences (EST's) available in publicly accessible databases or sequenced at TIGR. Such disclosure might limit the scope of claims or make unpatentable subsequent patent applications filed by the Company on full-length genes.

     In addition, others have filed and are likely to file in the future patent applications which have not yet been published covering genes or protein sequences similar or identical to those of the Company. Moreover, the number of patent applications covering genes and proteins expressed by genes has been increasing, and is expected to continue to increase, as a result of the increase in the number of entities conducting genomic research. See "-- Competition." The Company has been notified that there may be patent applications filed by others which cover genes for which the Company has filed patent applications. The priority of competing patent claims would be decided in an interference proceeding before the PTO. No assurance can be given that any such patent application of third parties will not have priority over patent applications filed by the Company or that any patent applications filed by the Company will result in issued patents.

     The Company is aware that patent applications have been filed by one or more third parties with respect to three of the Company's therapeutic protein product candidates. The Company has been granted a patent with respect to DNA sequences encoding one of the three therapeutic proteins. However, proceedings may be instituted in the PTO to determine which of the Company or a third party is entitled to a United States patent covering such protein and/or DNA encoding such protein. As to the remaining two therapeutic proteins, the Company has been notified that the PTO is considering instituting proceedings to determine which of the Company or a third party is entitled to a patent covering the DNA encoding one of such therapeutic proteins, and it is possible that proceedings may be instituted as to the third therapeutic protein.

     Accordingly, there can be no assurance that patents issued and any additional patents, if issued, will provide commercially meaningful protection against competitors. There can also be no assurance that any patent issued to the Company will provide it with competitive advantages, or will not be challenged by others. Furthermore, there can be no assurance that others will not independently develop similar products which could result in an interference proceeding in the PTO. Others may be able to design around issued patents or develop products providing similar effect to products being developed by the Company based on genes or proteins expressed by genes which are not covered by patents issued to the Company. In addition, others may discover uses for genes or proteins other than those uses covered in the Company's patent applications, and these other uses may be separately patentable. In such case, the holder of a use patent covering an invention as to which the Company has a composition of matter patent claim could exclude the Company from selling a product for a use covered by such use patent.

     The Company's potential products may conflict with patents that have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued and other companies engage in the business of discovering genes through the use of high speed sequencers, the risk increases that the Company's potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected products. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms. The Company believes that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's resources.

     In addition, some of the genes (representing a small percentage of sequences covered by the Company's patent filings) covered by two of the patent applications in which the Company has rights that have been filed were identified pursuant to research funded by grants from the United States Department of Energy ("DOE"). TIGR is also receiving funding from the DOE with respect to certain non-pathogenic bacterial genomes it is sequencing. The DOE has a statutory right under certain circumstances (including inaction on the part of the holder of the patent rights to achieve practical application of the invention or a need to alleviate public health or safety concerns not reasonably satisfied by the holder of the patent rights) to grant to other parties licenses under the patents which may be granted based on research funded by the DOE.

     The enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Because the time from filing to issuance of patent applications is often more than three years, a twenty-year period from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position.

     The Company also relies on trade secret protection for its confidential and proprietary information. The Company believes it has developed proprietary procedures for making cDNA libraries and sequencing and analyzing genes. The Company has not sought patent protection for these procedures. Additionally, the Company has developed a substantial database concerning genes identified by it. The Company has taken security measures to protect its data and continues to explore ways to further enhance the security for its data. However, trade secrets are difficult to protect. While the Company has entered into confidentiality agreements with employees and academic collaborators who are provided data or materials under material transfer agreements, there can be no assurance that such data or material will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets. In addition, certain trade secrets important to the Company's business have been developed by, or are in the possession of, TIGR, including information concerning sequencing procedures and genes identified by TIGR. Although TIGR also enters into confidentiality agreements with its employees, there is an additional risk that such trade secrets cannot be meaningfully protected.

COMPETITION


     There is a finite number of genes in the human genome, and the Company believes that the great majority of such genes have been identified by the Company or others conducting genomic research and that virtually all will be identified within several years. While the Company's goal has been to identify, establish the utility of and ultimately patent as many genes as rapidly as possible, the Company continues to face substantial competition in these efforts both from entities using high throughput gene sequencers to discover genes, as well as from entities using more traditional methods to discover genes related to particular diseases. Research to identify genes is also being conducted by various institutes and United States and foreign government-financed entities, including British, French, German and Japanese efforts, as well as numerous smaller laboratories associated with universities or other not-for-profit entities. In addition, a number of pharmaceutical and biotechnology companies and government-financed programs are engaged or have announced the intention to engage in areas of human genome research similar to or competitive with the Company's focus on gene discovery, and other companies are likely to enter the field.

     The gene sequencing machines used by the Company are commercially available and are currently being utilized by many other companies, in some cases for business purposes competitive with those of the Company. In addition, a number of other companies have announced plans to engage in gene discovery and could acquire similar machines and develop procedures for automated sequencing of genes. Although the Company believes that its large scale, automated processes and lead time provide it with a competitive advantage, any one of these companies or other entities may discover and establish a patent position in one or more genes that the Company has identified and might have designated or considered designating as a product candidate. Any potential products based on genes identified by the Company will face competition both from companies developing gene-based products and from companies developing other forms of treatment for diseases that may be caused by, or related to, genes identified by the Company.

     The Company's potential competitors include pharmaceutical and biotechnology firms and other companies, not-for-profit entities and United States and foreign government-financed programs, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than the Company. These competitors may succeed in identifying genes or developing products earlier than the Company or its collaborators, obtaining approvals from the United States Food and Drug Administration (the "FDA") or other regulatory agencies for such products more rapidly than the Company or its collaborators, or developing products that are more effective than those proposed to be developed by the Company or its collaborators. Certain of these competitors may be further advanced than the Company in developing potential products that may compete with potential products of the Company. There can be no assurance that research and development by others will not render the products that the Company or its collaborators may seek to develop obsolete or uneconomical or result in treatments, cures or diagnostics superior to any therapy or diagnostic developed by the Company or its collaborators, or that any therapy or diagnostic developed by the Company or its collaborators will be preferred to any existing or newly developed technologies. The Company expects that competition in this field will intensify.

GOVERNMENT REGULATION


     Regulation of Pharmaceutical Products. New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. The Company believes that the pharmaceutical products developed by it or its collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, distribution, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs. At the FDA, the Center for Biological Evaluation and Research ("CBER") is responsible for the regulation of biologics, and the Center for Drug Evaluation and Research ("CDER") is responsible for the regulation of new drugs.

     In addition, any gene therapy products (which is one of the areas in which the Company may develop products) developed by the Company will require regulatory approvals prior to clinical trials and additional regulatory approvals prior to commercialization. New human gene therapy products are expected to be subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which the Company will have to comply are uncertain at this time due to the novelty of the human gene therapies currently under development. Currently, each protocol is reviewed by the FDA and, in some instances, the NIH, on a case-by-case basis. The FDA and the NIH have published a "Points to Consider" guidance document with respect to the development of gene therapy protocols.

     Obtaining FDA approval has historically been a costly and time consuming process. Generally, in order to gain FDA pre-market approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug ("IND") application, which the FDA must review before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the initial clinical investigation to be undertaken.

     Preclinical studies can take several years to complete, and there is no assurance that an IND based on such studies will ever become effective so as to permit clinical testing to begin. A 30-day waiting period after the receipt of each IND is required by the FDA prior to the commencement of initial clinical testing, unless the FDA approves the IND before then. If the FDA has not commented on or questioned the IND within this 30-day period, initial clinical studies may begin, although companies often obtain affirmative FDA approval before beginning such studies. If the FDA has comments or questions, it places the studies on clinical hold and the questions must be answered to the satisfaction of the FDA before the initial clinical testing may begin.

     In order to commercialize pharmaceutical products, the Company or its collaborator must sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy and, for a biologic product, the potency that are necessary to obtain FDA approval of any such products. For Company or collaborator-sponsored INDs, the Company or its collaborator will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects, and may take from six months to over a year. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to gather the additional information for proper dosage and labeling of the drug and demonstrate its safety and effectiveness. Clinical trials generally take two to five years, but may take longer, to complete. Recent regulations promulgated by the FDA may shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases which lack available alternative treatments.

     The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. If the FDA imposes a clinical hold, clinical trials may not recommence without prior FDA authorization and then only under terms authorized by the FDA. The IND process can thus result in substantial delay and expense. Human gene therapy products (which is one of the areas in which the Company may seek to develop products) are a new category of therapeutics, and there can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy and, in the case of a biologic, potency of human gene therapy products, or that the clinical data generated in these studies will be acceptable to the FDA to support marketing approval.

     After completion of clinical trials of a new drug or biologic product, FDA marketing approval must be obtained. If the product is regulated as a biologic, CBER will require the submission and approval, depending on the type of biologic, of either a Biologic License Application or both a Product License Application and an Establishment License Application before commercial marketing of the biologic. If the product is classified as a new drug, the Company must file a New Drug Application ("NDA") with CDER and receive approval before commercial marketing of the drug (collectively these forms of application are referred to below as the "BLA"). The NDA or BLA must include results of product development, preclinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all. NDAs and BLAs submitted to the FDA can take, on average, two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and require additional clinical studies. Even if FDA regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness.

     If a developer obtains designation by the FDA of a biologic or drug as an "orphan" drug for a particular use, the developer may request small grants from the federal government to help defray the costs of qualified testing expenses in connection with the development of such drug. Orphan drug designation may be granted to drugs for rare diseases (generally, a disease or condition that affects populations of fewer than 200,000 individuals in the United States), including many genetic diseases. The first applicant who has obtained designation of a drug for a particular use as an orphan drug and then obtains approval of a marketing application for such drug for the particular use is entitled to marketing exclusivity for a period of seven years, subject to certain limitations. Essentially, this means that no other company can market the same orphan drug for the use approved by the FDA for seven years after the approval.

     Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. Although obtaining FDA approval to market a product with an orphan drug designation can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation and marketing approval will remain in effect in the future.

     Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to manufacturing, which must be done in compliance with cGMP, reporting of adverse effects, and advertising, promotion, and marketing.

     Regulation of Diagnostics. Some of the diagnostic products developed by the Company or its collaborators are likely to be regulated by the FDA as medical devices rather than drugs. The nature of the FDA requirements applicable to such diagnostic devices depends on their classification by the FDA. A diagnostic device developed by the Company or its collaborators would be automatically classified as a Class III device, requiring premarket approval, and would remain in Class III and require premarket approval unless the device were reclassified into Class II or Class I by the FDA or the sponsor could demonstrate to the FDA, in the required pre-market notification procedure, that the device was substantially equivalent to a legally marketed existing device that has been classified in Class I or Class II or to a legally marketed Class III device for which premarket approval is not required. Following submission of a premarket notification, a company may not market the device for clinical use until an order is issued by the FDA finding the device to be substantially equivalent. The FDA has no specific time limit by which it must respond to a premarket notification. If the Company or its collaborators were unable to demonstrate such substantial equivalence to the FDA's satisfaction, it would be required to undertake the costly and time-consuming process, comparable to that for new drugs, of conducting preclinical studies and conducting clinical tests, filing a pre-market approval ("PMA") application, and obtaining FDA approval.

     If the Company or its collaborators can demonstrate substantial equivalence to a Class I product, the "general controls" of the Food, Drug, and Cosmetic Act -- chiefly adulteration, misbranding, and "good manufacturing practice" requirements -- will apply. If substantial equivalence to a Class II device can be shown, the general controls plus "special controls" -- such as performance standards, guidelines for safety and effective, and post-market surveillance -- will apply. If substantial equivalence to a Class III device (for which premarket approval is not required) can be shown, the general controls plus any applicable special controls will apply, and the product will require premarket approval once the FDA requires such approval for the device to which substantial equivalence was shown and other devices of the same generic type. While demonstrating substantial equivalence to a Class I, Class II or Class III product (for which premarket approval is not required) is not ordinarily as costly or time-consuming as the premarket approval process for Class III devices, it can in some cases also involve conducting clinical tests to demonstrate that any differences between the new device and devices already on the market do not affect safety or effectiveness.

     In January 1997, the NIH-Department of energy Task Force on Genetic Testing issues proposed recommendations including increased monitoring of genetic disorders, and tracking of people with positive and negative test results, by CDC; establishment (under the Clinical Laboratory Improvement Amendments of
1988) of national program for the accreditation of laboratories performing genetic testing, based on quality assurance, proficiency testing, and on-site inspections; and additional regulation by the FDA. The Task Force's proposed recommendations, if adopted and implemented, would significantly increase federal regulation of genetic tests, whether provided as a product or service, beginning with their manufacture and continuing through their marketing and use.

     Marketed devices are subject to pervasive and continuing regulatory oversight by the FDA, including record-keeping requirements and reporting of adverse experiences with the use of the device. The Federal Food, Drug and Cosmetic Act requires that medical devices be manufactured in accordance with the FDA's cGMP regulation. This regulation requires, among other things, that
(i) the manufacturing process be regulated, controlled and documented by the use of written procedures, and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The regulation also requires investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Manufacturing facilities are subject to FDA inspection on a periodic basis to monitor compliance with GMP requirements. If violations of the applicable regulations are noted during FDA inspections of manufacturing facilities, the FDA can prohibit further manufacturing, distribution and sale of the devices until the violations are cured. On October 7, 1996, the FDA published a revision of its GMP requirements, incorporating them into a new regulation called the quality system ("QS") regulation. The QS regulation requires, among other things, pre-production design controls, purchasing controls, and maintenance of service records. The QS regulation is effective June 1, 1997, except that the FDA has stated that as long as manufacturers are taking reasonable steps to come into compliance with the design control requirements, the FDA will not initiate action (including enforcement cases) based on a failure to comply with these requirements before June 1, 1998. Once in effect, the QS regulation is expected to increase the cost of complying with the cGMP requirements and related requirements. Other applicable requirements include the FDA's medical device (manufacturer) reporting regulation, which requires that the device manufacturer provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur.

     Labeling, advertising and promotional activities for investigational and marketed devices are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA enforces statutory prohibitions against promoting or marketing products for unapproved uses.

     Other. In addition to the foregoing, the Company's business is and will be subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act. These and other laws govern the Company's use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by its operations. The Company believes that it is in material compliance with applicable environmental laws and that its continued compliance therewith will not have a material adverse effect on its business. The Company cannot predict, however, whether new regulatory restrictions on the production, handling and marketing of biotechnology products will be imposed by state or federal regulators and agencies.


SOURCES OF SUPPLY


     The Company currently relies on a single supplier, Applied Biosystems, a division of Perkin-Elmer Corporation, to provide all of its gene sequencing machines and certain reagents required in connection with the gene sequencing process. The Company has not experienced problems in obtaining either gene sequencing machines or reagents in a timely manner. While other gene sequencing machines are available, the Company does not believe that such other machines are as efficient as the machines currently used by the Company. The Company has entered into certain agreements with Perkin-Elmer Corporation that (i) provide for an established pricing structure with respect to the Company's purchases of selected reagents, although such pricing is subject to change if the Company does not meet certain minimum purchase requirements, and (ii) in the case of one enzyme, provide that the Company will purchase and Perkin-Elmer Corporation will sell a stated quantity at a fixed price. The Company orders these reagents by submitting purchase orders at the time of purchase. No assurance can be given that either the gene sequencing machines or the reagents will remain available in commercial quantities at costs that are not economically prohibitive. Should the Company be unable to obtain additional machines or an adequate supply of reagents or other ingredients at commercially reasonable rates, its ability to continue to identify genes through gene sequencing in accordance with its current business plan would be adversely affected.

     The Company has contracted for the manufacture of therapeutic proteins for preclinical testing and clinical development from a single supplier. The supplier is a recently organized entity which will manufacture the therapeutic proteins in a new cGMP manufacturing facility. The Company will be dependent on this company for its supply of therapeutic proteins. Any failure or delay in supplying therapeutic proteins could affect the timing of preclinical tests and clinical trials and could delay submission of products for regulatory approval.

MANUFACTURING AND MARKETING


     The Company has developed in-house capabilities for the production and purification of recombinant proteins for use in its research activities, but does not currently have any manufacturing facilities capable of supplying materials suitable for clinical trials or for commercial sale or any experiences in manufacturing materials suitable for clinical trials or for commercial sale. In the near term, the Company intends to rely on third parties for production of certain of its therapeutic proteins for use in pre-clinical and early clinical development and has entered into an agreement with a third party to supply such materials. The Company will depend on such third party to comply with current good manufacturing practices ("cGMPs") and other regulatory requirements and to deliver materials on a timely basis, however there can be no assurance that such party will perform. Any failures by third parties may delay clinical trial development or the submission of products for regulatory approval, or otherwise impair the Company's competitive position, which could have a materially adverse effect on the Company's business.

     The Company is planning the construction of a pilot scale production and process development facility for the preparation of clinical trial quantities of its therapeutic proteins in compliance with cGMP requirements. The Company has completed the conceptual design and is beginning the preliminary engineering design and site selection process. Construction is expected to begin by mid 1997 and be completed in mid to late 1998. The facility will be designed to allow for the production and purification of multiple recombinant proteins. The Company intends to use the facility for production of preclinical and clinical supplies of its therapeutic proteins and for process development and scale-up. A delay in completion of the facility could adversely affect the cost and timing of clinical trials and could delay submission of products for regulatory approval. The Company intends to seek financing with respect to all or a portion of the estimated $40 million construction cost of this proposed facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

     The Company's long range plan is to establish manufacturing capabilities to allow it to meet its clinical trial and commercial manufacturing requirements. However, the Company may contract with third party manufacturers or may develop products with partners and take advantage of the partner's manufacturing capabilities. There can be no assurance that the Company will be able to successfully establish manufacturing capabilities and manufacture its products economically or in compliance with cGMPs and other regulatory requirements.

     The Company generally expects to rely on its collaborators or on third parties with whom the Company may contract to market any products. In either case, the Company will be dependent on such third parties for marketing. However, in the future, the Company may co-promote or retain U.S. marketing rights to certain of its products. Significant additional expenditures and management resources will be required to develop an external sales force and implement its marketing strategy if the Company decides to market products directly. There can be no assurance that the Company's collaborators or other third parties will be successful in marketing products, or that the Company will be able to establish a successful marketing force.

EMPLOYEES


     As of February 15, 1997, the Company had 284 full-time employees, of whom 244 were in research and development, including 61 scientists holding doctorate degrees. The Company anticipates hiring approximately 25 additional employees during the next twelve months. The additional staff are expected to include a formulation and stability staff and a clinical development group in support of product development research. None of the Company's employees is covered by collective bargaining agreements and management considers its relations with its employees to be good.



ITEM 2.  PROPERTIES



     The Company currently leases approximately 135,000 square feet of laboratory and office space in five buildings in Rockville, Maryland. This includes approximately 119,000 square feet of laboratory space and approximately 16,000 square feet of administrative office space.

     The Company considers that its properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on the Company's business.


ITEM 3.  LEGAL PROCEEDINGS


     The Company is not party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER'S MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol HGSI. The Company's Common Stock began trading on December 2, 1993. The following table presents the quarterly high and low sales price as quoted by NASDAQ.

                                    1996             HIGH              LOW

                           First Quarter             49 3/4            31 1/2

                           Second Quarter            48 1/4            32 1/2

                           Third Quarter             39 1/2            24 3/4

                           Fourth Quarter            43 1/4            34 3/4

                                    1995             HIGH              LOW

                           First Quarter             15 1/2            12 1/4

                           Second Quarter            17 3/4            12 1/4

                           Third Quarter             29                16 5/8

                           Fourth Quarter            38 1/4            18 1/4

                                    1994             HIGH              LOW

                           First Quarter             20 3/4            14

                           Second Quarter            20 1/2            15 1/4

                           Third Quarter             19 3/4            14

                           Fourth Quarter            18 1/2            14 1/4

                                    1993             HIGH              LOW

                           12/2/93 - 12/31/93        27 3/4            14 1/2

As of March 17, 1997, there were approximately 525 holders of record of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date.

ITEM 6.                             SELECTED FINANCIAL DATA

The following selected financial data of the Company for the years ended December 31, 1994, 1995 and 1996, and as of December 31, 1995 and 1996 have been derived from the audited financial statements included elsewhere herein and should be read in conjunction with such financial statements and the accompanying notes. The following selected financial data of the Company for the period from June 26, 1992 (inception) to December 31, 1992 and for the year ended December 31, 1993, and as of December 31, 1992, 1993 and 1994 have been derived from audited financial statements not included herein. The results of operation of prior periods are not necessarily indicative of results that may be expected for any other period. See "ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "ITEM 1. BUSINESS."

                             JUNE 26, 1992
                              (INCEPTION)             YEARS ENDED DECEMBER 31,
                            TO DECEMBER 31,  -------------------------------------------------
                                 1992        1993        1994            1995         1996
                               --------    --------    ----------     ----------    ----------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
DATA:
Revenue-research and development
 collaborative contracts ...   $     --    $ 22,000    $ 41,065       $  5,000       $ 36,460
Costs and expenses:
  Research and development:
     Direct expenditures ...        805       7,611      17,636         22,904         30,409
     Payments under research
       services agreement ..      2,925       8,989       9,662         10,075         10,063
  General and administrative        541       3,998       6,840          8,745          9,639
Net interest (income)
    expense ................        121        (390)     (2,813)        (4,005)        (6,092)
                               --------    --------    ----------     -------- --    ----------
Income (loss) before taxes .     (4,392)      1,792       9,740        (32,719)        (7,559)
Provision (benefit) for
income taxes ...............                     --          (2)         2,436         (1,651)
                                                                                          208
Net income (loss) ..........   $ (4,392)   $  1,794    $  7,304       $(31,068)      $ (7,767)
                               ========    ========    ==========     ==========    ==========
Net income (loss) per share    $  (0.41)   $   0.15    $   0.47(1)    $  (1.98)(1)   $  (0.42)(1)
                               ========    ========    ==========     ==========    ==========
Weighted average shares
 outstanding ...............     10,783      12,197      15,543(1)      15,723(1)      18,631(1)

                                                                     AS OF DECEMBER 31,
                                                 -----------------------------------------------------------
                                                   1992        1993         1994         1995         1996
                                                 --------     -------      -------     ---------    ---------
                                                                        (In thousands)
                BALANCE SHEET DATA:
                Cash, cash equivalents and
                 investments...................  $  2,898     $69,478      $76,002     $ 105,462    $ 116,116
                Total assets...................     9,835      82,450       95,543       126,963      140,117
                Total debt and capital
                 leases, less current portions.        64       1,338        5,346         4,332        2,954
                Retained earnings (deficit)....    (4,392)     (2,598)       4,706       (26,362)     (34,129)
                Total stockholders' equity.....        68      75,929       83,785       115,606      128,521

-------------------------------------------------------------------------------------------------------------------

(1)      Computed  on the  basis  described  in  Note B of  Notes  to  Financial
         Statements.

     The Company has never paid dividends on its Common Stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS
OVERVIEW


     The Company initially focused its efforts on establishing collaborative arrangements, establishing and expanding its gene sequencing, bioinformatics, molecular biology, cell biology, protein expression and pharmacology capabilities, developing proprietary processes for automating the gene discovery process and creating, together with its collaborators, approximately 600 cDNA libraries representing most human organs, tissues and cell types. The Company's activities are focused primarily on research and development of therapeutic protein product candidates.

     The Company has not received any product sales revenue or royalties from product sales and does not anticipate revenues from product sales or from royalties on product sales in the foreseeable future. Through December 31, 1996, the Company had received (i) $69.9 million in revenue and $55.1 million in equity payments pursuant to the SB Collaboration Agreements, (ii) payments from the New Collaboration Partners of $17.5 million and (iii) an aggregate of $14.6 million from other collaborators, including $8.0 million from Pioneer Hi-Bred International, Inc. ("Pioneer"), $2.0 million from F. Hoffmann-La Roche ("Roche"), $3.0 million from Pharmacia & Upjohn Company ("Pharmacia"), $0.6 million from OraVax Merieux Co. and Merieux OraVax S.N.C. (collectively, "OraVax") and $1.0 million from Schering-Plough (in addition to certain payments received from Schering-Plough pursuant to the New Collaboration Partner Agreements). Pursuant to the terms of such collaboration agreements, the Company expects to receive license fees and research payments of $17.5 million annually over the next four years from the New Collaboration Partners and an aggregate of $19.5 million over the next four years from other collaborators. See "Business -- Collaborative Arrangements."

     The Company expects that its revenue sources for at least the next several years may be limited to interest income, payments under the collaboration agreements with the New Collaboration Partners, payments from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements. The Company expects to continue to incur substantial expenses relating to its research and development efforts, which are expected to increase relative to historical levels as the Company focuses on preclinical and clinical trials required for the development of therapeutic protein product candidates. As a result, the Company expects to incur continued and increasing losses over the next several years unless it is able to realize additional revenues under existing or new collaboration agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

RESULTS OF OPERATIONS


YEARS ENDED DECEMBER 31, 1996 AND 1995
     Revenues. The Company had revenues of $36.5 million and $5.0 million for the years ended December 31, 1996 and December 31, 1995, respectively. The 1996 revenue consisted of $6.9 million for the achievement of the third milestone ("Milestone III") under the SB Collaboration Agreements, $10.0 million in license fees and research payments from collaborations with Pioneer and Roche entered into in the first quarter of 1996, $12.0 million in annual license fees and additional payments from collaborations with Schering-Plough and Synthelabo entered into in the second quarter of 1996, $5.5 million in annual license fees and additional payments pursuant to a collaboration agreement entered into with Merck in July 1996, and $2.1 million in license fees from collaborations with Pharmacia, MedImmune and OraVax entered into in the fourth quarter of 1996. The 1995 revenue consisted of $5.0 million from Takeda for an option and license agreement to commercialize certain future products of the Company in Japan.

     Expenses. Research and development expenses increased to $40.5 million for the year ended December 31, 1996 from $33.0 million for the year ended December 31, 1995. The increase resulted primarily from significant expansions in the Company's cell biology, protein expression and pharmacology departments and reflect the

Company's increasing emphasis on determining the biological functions and possible medical utilities of genes and proteins discovered as a result of the Company's gene discovery efforts. Expenses will continue to increase in support of research and development of potential products by the Company and in support of the new collaborations.

     General and administrative expenses increased to $9.6 million for the year ended December 31, 1996 from $8.7 million for the year ended December 31, 1995. The increase resulted primarily from significantly higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins discovered by the Company. Patent expenses will continue to increase significantly as additional applications are filed and existing applications are prosecuted in the United States and internationally. Interest income was significantly higher for the year ended December 31, 1996 compared to the year ended December 31, 1995 due to higher cash balances and interest rates.

     Net Income (Loss). The Company recorded a net loss of $7.8 million, or $0.42 per share, for the year ended December 31, 1996 compared to a net loss of $31.1 million, or $1.98 per share, for the year ended December 31, 1995. The difference in results for the year ended December 31, 1996 and 1995 is primarily due to the receipt of $36.5 million in license fees and research payments during the year ended December 31, 1996, which was partially offset by higher expenses.



YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

     Revenues. The Company generated $5.0 million in revenues for the year ended December 31, 1995, compared with revenues of $41.1 million for the year ended December 31, 1994. The 1995 revenues were received from Takeda for an Option and License Agreement to commercialize certain future products of the Company in Japan. Substantially all of the 1994 revenues were payments upon the achievement of the first milestone ("Milestone I") (first quarter) and the second milestone ("Milestone II") (second quarter) under the SB Collaboration Agreements, and the exercise by SB of an option for certain rights in Southeast Asia, pursuant to the SB Collaboration Agreements.

     Expenses. Research and development expenses were $33.0 million for the year ended December 31, 1995, compared to $27.3 million for the year ended December 31, 1994. The Company's payments to TIGR increased from $9.7 million in 1994 to $10.1 million in 1995 due primarily to higher scheduled research payments in accordance with the long-term contractual agreement between TIGR and the Company. Direct expenditures for research and development increased to $22.9 million for the year ended December 31, 1995 from $17.6 million for the year ended December 31, 1994 due to planned expansions in the areas of molecular biology, cell biology, protein expression and pharmacology.

     General and administrative expenses increased to $8.7 million for the year ended December 31, 1995 from $6.8 million for the year ended December 31, 1994 to support the increase in the Company's activities. Patent expenses increased significantly as additional applications were filed and existing applications were prosecuted in the United States and internationally. Interest income was significantly higher for the year ended December 31, 1995 compared to the year ended December 31, 1994 due to higher interest rates and cash balances.

     Net Income (Loss). The Company reported a net loss of $31.1 million, or $1.98 per share, for the year ended December 31, 1995 compared to net income of $7.3 million, or $0.47 per share, for the year ended December 31, 1994. This difference is primarily due to the considerably higher revenues recorded during 1994 compared to 1995 coupled with higher overall expenses during 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES


     The Company had working capital plus long term investments, which include obligations of the U.S. government and commercial paper that have maturities greater than 12 months from the balance sheet date, of $110.8 million at December 31, 1996 as compared to $101.0 million at December 31, 1995. The increase resulted from the sale of 339,065 shares of Common Stock to SmithKline Beecham for $18.1 million upon completion of Milestone III under the SB Collaboration Agreements, which was partially offset by the net loss generated during the year, capital expenditures, and payments on capitalized leases. In addition, in March 1997 the company received net proceeds of $105 million after underwriting discounts and commissions and estimated offering expenses from a public offering of 3,000,000 shares of Common Stock at a public offering price of $37.00 per share.

     The Company expects to continue to incur substantial expenses relating to its research and development efforts, which expenses are expected to increase relative to historical levels as the Company focuses on preclinical and clinical trials required for the development of therapeutic protein product candidates. As of December 31, 1996, the Company is committed to pay TIGR approximately $43.5 million during the next six years, including approximately $16.9 million through December 31, 1998. At December 31, 1996, the Company had outstanding commitments for construction and equipment purchases totaling approximately $700,000. In addition, the Company is planning the construction of a pilot scale production and process development facility and intends to seek financing with respect to all or a portion of the estimated $40 million construction cost of such facility. There can be no assurance that the Company will be able to obtain any such financing on terms acceptable to the Company, or at all. In the event that financing is not available on acceptable terms, the Company may determine to use its own capital resources to finance all or a portion of the cost of such facility.

     The Company expects that its existing funds, (including proceeds from the offering in March 1997) interest income, and committed license fees and research payments from the New Collaboration Partners and under existing collaboration agreements will be sufficient to fund the Company's operations for the foreseeable future. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including scientific progress in its research and development programs, the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

     As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $30 million the majority of which expire, if unused, in the year 2011. The Company also has available research and development tax credit carryforwards of approximately $4.8 million, the majority of which will expire, if unused, between the years 2000 and 2010.

     The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment-grade commercial paper and interest-bearing securities. Such investment reflects the Company's policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with the emphasis on safety, liquidity and preservation of capital.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     Certain statements contained in "Item 1. Business "and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" , including statements concerning future collaboration agreements, royalties and other payments under collaboration agreements, and product development and sales and other statements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward looking statements as a result of risks and uncertainties, including but not limited to, the following: the scientific progress of the Company in its research and development programs; the magnitude of these programs; the ability of the Company to establish additional collaborative and licensing arrangements; the extent to which the Company engages in clinical development of any products on its own; the scope and results of pre-clinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; and whether conditions to milestone payments are met and the timing of such payment, and other risks and uncertainties detailed elsewhere herein and from to time in the Company's filings with the Securities and Exchange Commision.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The information required by this item are set forth here in on pages F-1 - F-19.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1997 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION


     The Company incorporates herein by reference the information concerning executive compensation contained in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1997 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)            The following documents are filed as part of this Annual Report:

(1)            Index to Financial Statements

                                                                                Page
                                                                               Number
   Report of Ernst & Young LLP, Independent Auditors........................    F-2

   Report of Richard A. Eisner & Company, LLP, Independent Auditors.........    F-3

   Balance Sheets at December 31, 1995 and 1996.............................    F-4

   Statements of Operations for the years ended December 31, 1994, 1995 and
    1996...................................................................     F-5

   Statements of Stockholders' Equity for the years ended December 31,
    1994, 1995 and 1996....................................................     F-6

   Statements of Cash Flows for the years ended December 31, 1994, 1995 and
    1996...................................................................     F-7

  Notes to Financial Statements............................................     F-8

(2)       Financial Statement Schedules

         Financial   statement  schedules  are  omitted  because  they  are  not required.

(3)         Exhibits

Exhibit No.
 3.1*              Restated  Certificate of  Incorporation  (Fifth) of the Registrant  (Filed as Exhibit 3.1 to the
                   Registrant's  Form 10-K for the fiscal year ended December 31, 1993 and  incorporated  herein by reference).
 3.2*              By-laws of the  Registrant  (Filed as Exhibit 3.2 to the  Registrant's  Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
 4.1*              Form of Common Stock certificate
10.1*+             Collaboration  Agreement,  dated May 19, 1993,  between the  Registrant  and  SmithKline  Beecham
                   Corporation  ("SmithKline  Beecham"),  as amended on May 19,  1993 and August 19,  1993 (Filed as
                   Exhibit 10.1 to the Registrant's Form S-1 Registration Statement, as amended (Commission File No.
                   33-69850), originally filed October 1, 1993 and incorporated herein by reference).
10.2*              Second Amendment to HGS-SB Collaboration  Agreement,  effective  September 1,  1993, between the
                   Registrant and SmithKline  Beecham (Filed as exhibit 10.2 to the Registrant's  Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
10.3*              Amendment to HGS-SB Collaboration Agreement, effective March 17, 1994, between the Registrant and
                   SmithKline Beecham (Filed as Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1993 and incorporated herein by reference).
10.4*+             License Agreement between the Registrant and SmithKline Beecham  Corporation dated September 15,
                   1994  (Filed  as  Exhibit  10.8 to the  Registrant's  Form  10-Q  filed  November 14,  1994  and incorporated herein by reference).
10.5*+             Amendment to HGS-SB Collaboration  Agreement (Therapeutic Protein Amendment),  effective December
                   23,  1994,  between  the  Registrant  and  SmithKline  Beecham  (Filed  as  Exhibit  10.4  to the
                   Registrant's  Form 10- K for the fiscal year ended December 31, 1994 and  incorporated  herein by reference).

10.6*+             Amendment to HGS-SB Collaboration  Agreement (Milestone III Amendment),  effective  December 29,
                   1994,  between the Registrant and SmithKline  Beecham (Filed as Exhibit 10.5 to the Registrant's
                   Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.7*              Amendment to the Series B Convertible  Preferred Stock Purchase Agreement between the Registrant and SmithKline  Beecham  Corporation,  dated  December 29,  1994. (Filed as Exhibit 10.96 to the
                   Registrant's  form S-3  Registration  Statement,  as  amended  (Commission  File  No.  33-96206)
                   originally filed August 25, 1995 and incorporated herein by reference).
10.8*+             Amendment to HGS-SB Collaboration Agreement, effective April 24, 1995, between the Registrant and
                   SmithKline Beecham Corporation.  (Filed as Exhibit 10.6 to the Registrant's form S-3 Registration
                   Statement,  as amended  (Commission  File No.  33-96206),  originally  filed  August 25, 1995 and incorporated herein by reference).
10.9*+             Amendment to HGS-SB Collaboration Agreement,  effective May 31, 1995, between the Registrant and
                   SmithKline Beecham.  (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed August 14,  1995 and incorporated herein by reference).
10.10*+            Amendment  and  Restated  License  Agreement  between  the  Registrant  and  SmithKline  Beecham effective  May 31,  1995 (Filed as Exhibit 10.1 to the  Registrant's  Form 10-Q filed August 14,
                   1995 and incorporated herein by reference).
10.11*+            Amendment to SmithKline  Beecham and Human Genome  Sciences,  Inc.  Collaboration  Agreement and
                   License  Agreement and Amended and Restated  License  Agreement  dated June 28, 1996.  (Filed as exhibit  10.1 to the  Registrants  10-Q  filed  August  14,  1996  and  incorporated  herein  by reference).
10.12*+            SmithKline  Beecham and Human Genome  Sciences,  Inc.  License  Agreement Dated June 28, 1996. (
                   Filed as exhibit 10.2 to the Registrants 10 -Q filed August 14, 1996 and incorporated  herein by reference).
10.13*+            Therapeutic  Collaboration  and License  Agreement  by and among Human  Genome  Sciences,  Inc.,
                   Schering  Corporation,  Schering-Plough  Ltd., and SmithKline Beecham Corporation dated June 28,
                   1996. ( Filed as exhibit  10.3 to the  Registrants  10-Q filed August 14, 1996 and  incorporated herein by reference).
10.14*+            Gene Therapy  Collaboration  and License  Agreement by and among Human  Genome  Sciences,  Inc.,
                   Schering  Corporation,  and Schering-Plough  Ltd., June 28, 1996. ( Filed as exhibit 10.4 to the
                   Registrants 10-Q filed August 14, 1996 and incorporated herein reference).
10.15*+            Collaboration and License Agreement by and among Human Genome Sciences,  Inc. SmithKline Beecham
                   Corporation and Synthelabo  dated June 30, 1996. ( Filed as exhibit 10.5 to the Registrants 10-Q filed August 14, 1996 and incorporated herein by reference).
10.16*+            Collaboration  and License  Agreement  between  SmithKline  Beecham  Corporation,  Human  Genome
                   Sciences,  Inc.  and  Merck  KGaA  effective  July  10,  1996.  ( Filed as  exhibit  10.6 to the
                   Registrants 10-Q filed November 14, 1996 and incorporated herein by reference).
10.17*+            Research  Collaboration  Agreement  between the  Registrant  and  Genetic  Therapy,  Inc.  dated
                   September 13,  1994 (Filed as Exhibit 10.7 to the Registrant's Form 10-Q filed November 14, 1994 and incorporated herein by reference).
10.18*+            Option and License  Agreement  between the Company and Takeda  Chemical  Industries,  Ltd. dated
                   June 12,  1995 (Filed as Exhibit 10.3 to the Registrant's  Form 10-Q filed  August 14,  1995 and incorporated herein by reference).
10.19*+            Collaboration and License  Agreement  between the Registrant and MedImmune,  Inc. dated July 27,
                   1995  (Filed  as  Exhibit  10.5  to  the  Registrant's  Form  10-Q  filed  August 14,  1995  and incorporated herein by reference).
10.20*+            Research  Collaboration  Agreement,  dated  January 19,  1996,  between  Registrant  and Pioneer
                   Hi-Bred  International,  Inc. ("Pioneer").  (Field as Exhibit 10.15 to the Registrants Form 10-K
                   filed March 31,1996 and incorporated here in by reference).
10.21*+            License Agreement between Registrant and F. Hoffman-La Roche, Ltd. ("Roche").  (Filed as Exhibit
                   10.16 to the Registrants Form 10-K filed March 31,1996 and incorporated here in by reference).
10.22*+            Research Services Agreement,  dated October 1, 1992, between the Registrant and The Institute for
                   Genomic  Research  ("TIGR")  (Filed as Exhibit  10.4 to the  Registrant's  Form S-1  Registration
                   Statement,  as amended  (Commission  File No.  33-69850),  originally  filed  October 1, 1993 and incorporated herein by reference).
10.23*+            Intellectual Property Agreement, dated October 2, 1992, between the Registrant and TIGR (Filed as
                   Exhibit 10.5 to the Registrant's Form S-1 Registration Statement, as amended (Commission File No.
                   33-69850), originally filed October 1, 1993 and incorporated herein by reference).
10.24*             Lease Funding  Agreement and Assignment,  dated March 2,  1993,  between the Registrant and TIGR
                   (Filed  as  Exhibit 10.6  to the  Registrant's  Form  S-1  Registration  Statement,  as  amended
                   (Commission File  No. 33-69850),  originally  filed October 1, 1993 and  incorporated  herein by reference).
10.25*             Letter Agreement,  dated March 31,  1993, between the Registrant and TIGR (Filed as Exhibit 10.7 to the Registrant's Form S-1 Registration  Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993 and incorporated herein by reference).
10.26*+            Letter Agreement,  dated April 19,  1993, between the Registrant and TIGR (Filed as Exhibit 10.8 to the Registrant's Form S-1 Registration  Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993 and incorporated herein by reference).
10.27*             Stock  Purchase,  Restriction  and  Repurchase  Agreement,  dated  April 26,  1993,  between the
                   Registrant  and  TIGR  (Filed  as  Exhibit 10.47  to  the  Registrant's  Form  S-1  Registration
                   Statement,  as amended  (Commission  File  No. 33-69850),  originally  filed October 1, 1993 and incorporated herein by reference).
10.28*             Letter Agreement,  dated May 7, 1993,  between the Registrant and TIGR (Filed as Exhibit 10.9 to the Registrant's Form S-1 Registration  Statement,  as amended  (Commission File  No. 33-69850), originally filed October 1, 1993 and incorporated herein by reference).
10.29*+            Human cDNA Database  Agreement among the Registrant,  SmithKline  Beecham  Corporation,  and The
                   Institute for Genomic  Research dated July 7,  1994 (Filed as Exhibit 10.5  to the  Registrant's
                   Form 10-Q filed November 14, 1994 and incorporated herein by reference).
10.30*+            Amendment to the Human cDNA Database  Agreement  between the Registrant  and SmithKline  Beecham
                   Corporation  and  the  Institute  for  Genomic  Research  dated   October 26,   1994  (Filed  as
                   Exhibit 10.6 to the Registrant's Form 10-Q filed  November 14,  1994 and incorporated  herein by reference).
10.31*+            Second  Amendment to the Human cDNA Database  Agreement  between the  Registrant  and  SmithKline
                   Beecham  Corporation and the Institute for Genomic Research dated as of April 14, 1995. (Filed as
                   Exhibit  10.87 to the  Registrant's  Form 10-K for the fiscal  year ended  December  31, 1994 and incorporated herein by reference).
10.32*             Common Stock Purchase Warrant,  dated June 8, 1993, granted to HCV III (Filed as Exhibit 10.33 to the Registrant's  Form S-1 Registration  Statement,  as amended  (Commission File No.  33-69850), originally filed October 1, 1993 and incorporated herein by reference).


10.33*             Common Stock Purchase Warrant,  dated June 8, 1993, granted to HCV IV (Filed as Exhibit 10.34 to the Registrant's  Form S-1 Registration  Statement,  as amended  (Commission File No. 33-69850), originally filed October 1, 1993 and incorporated herein by reference).
10.34*             Common Stock Purchase Warrant,  dated June 8, 1993, granted to Everest (Filed as Exhibit 10.36 to the Registrant's  Form S-1 Registration  Statement,  as amended  (Commission File No.  33-69850), originally filed October 1, 1993 and incorporated herein by reference).
10.35*             Master Lease Agreement,  dated January 31, 1993, between the Registrant and MMC/GATX  Partnership
                   No. I (Filed as Exhibit 10.25 to the  Registrant's  Form S-1 Registration  Statement,  as amended
                   (Commission  File No.  33-69850),  originally  filed October 1, 1993 and  incorporated  herein by reference).
10.36*             Warrant  Agreement,  dated  January 31,  1993,  between the Registrant and MMC/GATX  Partnership
                   No. I (Filed as Exhibit 10.26 to the Registrant's  Form S-1 Registration  Statement,  as amended
                   (Commission File No. 33- 69850),  originally filed  October 1,  1993 and incorporated  herein by reference).
10.37*             Master  Lease  Agreement,  dated as of January 31,  1993,  between the  Registrant  and  Dominion
                   Ventures,  Inc. (Filed as Exhibit 10.27 to the Registrant's Form S-1 Registration  Statement,  as
                   amended (Commission File No. 33-69850),  originally filed October 1, 1993 and incorporated herein by reference).
10.38*             Master Lease  Agreement,  dated  January 31,  1993,  between the Registrant  and Comdisco,  Inc.
                   (Filed as  Exhibit 10.29  to the  Registrant's  Form S- 1  Registration  Statement,  as  amended
                   (Commission File No.  33-69850),  originally filed  October 1,  1993 and incorporated  herein by reference).
10.39*             Master Lease Agreement  (Equipment)  between the Registrant and Comdisco,  Inc.,  dated June 30,
                   1994  (Filed  as  Exhibit 10.12  to the  Registrant's  Form  10-Q  filed  August  12,  1994  and incorporated herein by reference).
10.40*             Lease of Premises at 9620 Medical Center Drive,  Rockville,  Maryland (Filed as Exhibit 10.42 to
                   the Registrant's  Form S-1 Registration  Statement,  as amended  (Commission File No. 33-69850), originally filed October 1, 1993 and incorporated herein by reference).
10.41*             Lease of Premises at 9430 Key West Avenue,  Rockville,  Maryland (Filed as  Exhibit 10.44 to the
                   Registrant's  Form S-1  Registration  Statement,  as  amended  (Commission  File No.  33-69850), originally filed October 1, 1993 and incorporated herein by reference).
10.42*             Office Lease between the Registrant  and Key West IV Limited  Partnership,  dated June 14,  1994
                   (Filed as  Exhibit 10.11 to the  Registrant's  Form 10-Q filed August 12,  1994 and incorporated herein by reference).
10.43*             Stock Purchase and Restriction  Agreement,  dated December 31,  1992, between the Registrant and
                   William A. Haseltine,  Ph.D.  (Filed as Exhibit 10.15 to the Registrant's  Form S-1 Registration
                   Statement,  as amended  (Commission File No.  33-69850),  originally  filed October 1,  1993 and incorporated herein by reference).
10.44              Employment Agreement, dated February 25,1997, with William A. Haseltine, Ph.D.
10.45*             Restricted Stock Purchase  Agreement,  dated May 18, 1993,  between the Registrant and William A.
                   Haseltine,  Ph.D. (Filed as Exhibit 10.24 to the Registrant's Form S-1 Registration Statement, as
                   amended (Commission File No. 33-69850),  originally filed October 1, 1993 and incorporated herein by reference).
10.46*             Promissory  Note,  dated March 4, 1994,  given by William A. Haseltine,  Ph.D. to the Registrant
                   (Filed as  Exhibit 10.58 to the  Registrant's  Form 10-K for the fiscal year ended  December 31,
                   1993 and incorporated herein by reference).


10.47*             First Allonge to Promissory Note, dated December 16, 1994, given by William A. Haseltine,  Ph.D.
                   to the  Registrant  (Filed as Exhibit  10.65 to the  Registrant's  Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.48*             Pledge  Agreement,  dated March 4,  1994,  between  William A.  Haseltine,  Ph.D. and Registrant
                   (Filed as  Exhibit 10.59 to the  Registrant's  Form 10-K for the fiscal year ended  December 31,
                   1993 and incorporated herein by reference).
10.49*             First  Amendment to Pledge  Agreement,  dated December 16, 1994,  between  William A. Haseltine,
                   Ph.D. and Registrant  (Filed as Exhibit 10.67 to the Registrant's  Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.50*             Employment Agreement,  dated October 1992, with Craig A. Rosen, Ph.D. (Filed as Exhibit 10.17 to the Registrant's  Form S-1 Registration  Statement,  as amended  (Commission File No. 33-69850), originally filed October 1, 1993 and incorporated herein by reference).
10.51*             Restricted Stock Purchase  Agreement,  dated April 21, 1993,  between the Registrant and Craig A.
                   Rosen,  Ph.D.  (Filed as Exhibit 10.22 to the Registrant's  Form S-1 Registration  Statement,  as
                   amended (Commission File No. 33-69850),  originally filed October 1, 1993 and incorporated herein by reference).
10.52*             Employment Agreement,  dated March 14, 1994, with Bradley G. Lorimier (Filed as Exhibit 10.22 to the Registrant's Form 10-K for the Fiscal year ended December 31,  1993 and incorporated  herein by reference).
10.53*             Promissory Note dated September 12,  1994, given by Bradley G. Lorimier to the Registrant (Filed as Exhibit 10.9 to the Registrant's Form 10-Q filed  November 14,  1994 and incorporated  herein by reference).
10.54*             Employment  Agreement,  dated January 23,  1995 with Robert H. Benson (Filed as Exhibit 10.27 to the Registrant's From 10-K for the Fiscal year ended December 31,  1994 and incorporated  herein by reference).
10.55*             Employment  Agreement  between the Company and  Melvin D.  Booth dated  June 19,  1995 (Filed as
                   Exhibit 10.4 to the  Registrant's  Form 10-Q filed August 14,  1995 and  incorporated  herein by reference).
10.56*             Restricted Stock Purchase Agreement,  dated April 21, 1993, between the Registrant and Catherine
                   G. Blair  (Filed as  Exhibit 10.19  to the  Registrant's  Form S-1  Registration  Statement,  as
                   amended  (Commission  File No.  33-69850),  originally  filed  October 1, 1993 and  incorporated herein by reference).
10.57*             Restricted Stock Purchase Agreement,  dated April 21, 1993, between the Registrant and James W.
                   Church (Filed as Exhibit 10.20 to the Registrant's Form S-1 Registration  Statement,  as amended
                   (Commission File No.  33-69850),  originally filed  October 1,  1993 and incorporated  herein by reference).
10.58*             Restricted Stock Purchase Agreement,  dated April 21, 1993, between the Registrant and Donald D.
                   Johnston  (Filed as  Exhibit 10.21  to the  Registrant's  Form S-1  Registration  Statement,  as
                   amended  (Commission  File  No. 33-69850),  originally  filed  October 1,  1993 and incorporated herein by reference).
10.59*             1993 Stock  Option  Plan  (Filed as  Exhibit 10.45  to the  Registrant's  Form S-1  Registration
                   Statement,  as amended  (Commission File No. 33- 69850),  originally  filed October 1,  1993 and incorporated herein by reference).
10.60*             1994 Stock Option Plan (Filed as Exhibit 4 to the  Registrant's  Registration  Statement on Form
                   S-8, File No. 33-79020, filed May 17, 1994 and incorporated herein by reference).
10.61*             Form  of  Stock  Option  Agreement  (Filed  as  Exhibit  10.46  to  the  Registrant's  Form  S-1
                   Registration Statement,  as amended (Commission File No. 33-69850),  originally filed October 1,
                   1993 and incorporated herein by reference).


10.62*             Agreements  between the Registrant and Perkin-Elmer  Corporation  (Filed as Exhibit 10.48 to the
                   Registrant's  Form S-1  Registration  Statement,  as  amended  (Commission  File No.  33-69850), originally filed October 1, 1993 and incorporated herein by reference).
10.63*             $4,000,000  Maryland  Industrial  Development  Financing  Authority Taxable Variable Rate Demand
                   Economic  Development  Revenue  Bonds dated  December 21,  1994  (Filed as Exhibit  10.90 to the
                   Registrant's Form 10- K for the fiscal year ended December 31,  1994 and incorporated  herein by reference).
23.1               Consents of Ernst & Young LLP, Independent Auditors
23.2               Consent of Richard A. Eisner & Company, LLP, Independent Auditors
27                 Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------

     *    Incorporated by reference.

     +    Confidentiality treatment has been granted by the Commission. The copy
          filed  as  an   exhibit   omits  the   information   subject   to  the
          confidentiality request.



b)        Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




HUMAN GENOME SCIENCES, INC.


                                    BY:  /s/ William A. Haseltine, PH.D.
                                         --------------------------------------
                                            William A. Haseltine, Ph.D.
                                            Chairman and Chief Executive Officer



Dated:  March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

                   Signature                                         Title                                        Date
                   ---------                                         -----                                        ----

/s/  William A. Haseltine, Ph.D.                 Chairman  of the Board  and  Chief  Executive                March 31, 1997
-----------------------------------              Officer (principal executive officer)
William A. Haseltine, Ph.D.


/s/ Melvin D. Booth                              President, Chief Operating Officer                           March 31, 1997
-----------------------------------              Director
Melvin D. Booth


/s/ Craig A. Rosen, Ph.D.                        Senior Vice President, Research and                          March 31, 1997
-----------------------------------              Development and Director
Craig A. Rosen, Ph.D.


/s/ Bradley G. Lorimier                          Senior Vice President, Business Development                  March 31, 1997
-----------------------------------              and Director
Bradley G. Lorimier


/s/ Steven C. Mayer                              Senior Vice President and                                    March 31, 1997
----------------------------------               Chief Financial Officer
Steven C. Mayer                                  (Principal Financial and
                                                 Accounting Officer)

/s/ Robert A. Armitage                           Director                                                     March 31, 1997
-----------------------------------
Robert A. Armitage








                                                       Director                                               March 31, 1997
-----------------------------------
Beverly Sills Greenough


                                                       Director                                               March 31, 1997
/S/ Donald D. Johnston
-----------------------------------
Donald D. Johnston

                                                       Director                                               March 31, 1997
-----------------------------------
Max Link, Ph. D.


/S/ Joshua Ruch                                        Director                                               March 31, 1997
-----------------------------------
Joshua Ruch

/s/ James Barnes Wyngaarden, M.D.                      Director                                               March 31, 1997
-----------------------------------
James Barnes Wyngaarden, M.D.






                          INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                        NUMBERS
                                                                                        -------
Report of Ernst & Young LLP, Independent Auditors .....................................   F-2
Report of Richard A. Eisner & Company, LLP, Independent Auditors ......................   F-3
Balance Sheets at December 31,1995 and 1996 ...........................................   F-4
Statements of Operations for years ended December 31, 1994 1995 and 1996 ..............   F-5
Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996   F-6
Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996..........   F-7
Notes to Financial Statements .........................................................   F-8

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland

         We have audited the accompanying balance sheets of Human Genome Sciences, Inc. as of December 31, 1995 and 1996 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Human Genome Sciences, Inc. for the year ended December 31, 1994 were audited by other auditors whose report dated February 14,1995 expressed an unqualified opinion on those statements.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human Genome Sciences, Inc. at December 31, 1995 and 1996 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP

Vienna, Virginia
February 14,1997

        REPORT OF RICHARD A. EISNER & COMPANY, LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland

         We have audited the accompanying statements of operations, stockholders' equity and cash flows of Human Genome Sciences, Inc. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the results of operations and cash flows of Human Genome Sciences, Inc. for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


                                            /s/ Richard A. Eisner & Company, LLP

New York, New York
February 14, 1995

                           HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS
                                                                                         December 31,
                                                                                      1995          1996
                                                                                 ------------- ---------
                                                                                   (dollars in thousands
                                                                                 except per share amounts)
                         ASSETS
                         Current assets:
                           Cash and cash equivalents..........................     $  39,853     $  27,341
                           Short-term investments.............................        58,529        58,282
                           Prepaid expenses and other current assets..........         2,163         2,935
                                                                                   ---------     ---------
                                   Total current assets.......................       100,545        88,558
                         Long-term investments................................         7,080        30,493
                         Furniture and equipment (net of accumulated
                           depreciation and amortization).....................        16,005        18,031
                         Restricted investments...............................         2,000         1,705
                         Other assets.........................................         1,333         1,330
                                                                                   ---------     ---------
                                   TOTAL......................................    $  126,963    $  140,117
                                                                                 ============  ===========
                         LIABILITIES
                         Current liabilities:
                           Current portion of long-term debt..................     $     444     $     444
                           Accounts payable and accrued expenses..............         2,341         3,361
                           Accrued payroll and related taxes..................           692         1,120
                           Current obligation under capital leases............         1,174           811
                           Deferred income....................................         2,000         2,537
                                                                                   ---------     ---------
                                   Total current liabilities..................         6,651         8,273
                         Long-term debt, net of current portion...............         3,112         2,668
                         Obligations under capital leases, net of current
                           portion............................................         1,220           286
                         Other liabilities....................................           374           369
                                                                                   ---------     ---------
                                   TOTAL......................................        11,357        11,596
                         Commitments and other matters........................           --             --

                         STOCKHOLDERS' EQUITY
                         Common stock -- $.01 par value; shares
                           authorized -- 50,000,000; shares issued -- 18,231,931
                           and 18,784,382 at December 31, 1995 and 1996,
                           respectively.......................................          182           188
                                                                                    --------     ---------
                         Additional paid-in capital...........................       142,624       162,583
                         Unearned portion of compensatory stock and warrants..          (885)           --
                         Unrealized gain (loss) on investments available for
                           sale...............................................            47          (121)
                         Retained deficit.....................................       (26,362)      (34,129)
                                                                                   ---------     ---------
                                   Total stockholders' equity.................       115,606       128,521
                                                                                 -----------   -----------
                                   TOTAL......................................     $ 126,963    $  140,117
                                                                                   =========   ===========

The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS

                                                                               Year Ended December 31,
                                                                        1994            1995           1996
                                                                   --------------  -------------- ---------
                                                                          (dollars in thousands, except
                                                                                per share amounts)
                    Revenue -- research and development
                    collaborative contracts......................   $     41,065     $     5,000   $     36,460
                    Costs and expenses:
                      Research and development:
                         Direct expenditures.....................         17,636          22,904         30,409
                         Payments under research services
                         agreement...............................          9,662          10,075         10,063
                                                                   -------------     -----------    -----------
                              Total research and development.....         27,298          32,979         40,472

                      General and administrative.................          6,840           8,745          9,639
                                                                     -----------     -----------    -----------
                         Total costs and expenses................         34,138          41,724         50,111
                                                                     -----------     -----------    -----------
                    Income (loss) from operations................          6,927         (36,724)       (13,651)
                    Interest income..............................          3,115           4,555          6,462
                    Interest expense.............................           (302)           (550)          (370)
                                                                     -----------     -----------    -----------
                    Income (loss) before taxes...................          9,740         (32,719)        (7,559)
                    Provision (benefit) for income taxes:
                      Current....................................          2,419          (1,651)           208
                      Deferred...................................             17              --             --
                                                                     -----------     -----------    -----------
                                                                           2,436          (1,651)           208
                                                                     -----------     -----------    -----------
                    NET INCOME (LOSS)............................   $      7,304     $   (31,068)   $    (7,767)
                                                                   =============     ===========    ===========
                    NET INCOME (LOSS) PER SHARE..................   $       0.47     $     (1.98)   $     (0.42)
                                                                   =============     ===========    ===========
                    Weighted average shares outstanding..........     15,543,375      15,723,144     18,630,986
                                                                    ============   =============  =============

The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Unearned
                                               Common Stock                     Portion of
                                            Number                Additional   Compensatory  Unrealized   Retained
                                              of                    Paid-In      Stock and      Gain      Earnings
                                            Shares       Amount     Capital      Warrants      (Loss)     (Deficit)     Total
                                                                        (dollars in thousands)
      Balance-- December 31, 1993.......   14,555,874     $ 145    $ 80,696      $ (2,314)     $   --     $ (2,598)   $ 75,929
      Exercise of options...............       44,168         1          35            --          --           --          36
      Warrants exercised by lessor......      245,967         2          (2)           --          --           --          --
      Compensatory stock and warrants
        earned..........................           --        --          --           730          --           --         730
      Net income........................           --        --          --            --          --        7,304       7,304
      Unrealized (loss) on investments..           --        --          --            --        (214)          --        (214)
                                         ------------     -----    --------      --------      ------     --------    --------
      Balance-- December 31, 1994.......   14,846,009       148      80,729        (1,584)       (214)       4,706      83,785
      Exercise of options...............      113,691         1         932            --          --           --         933
      Warrants exercised................        7,499        --           1            --          --           --           1
      Warrants exercised by lessor......      216,330         2          (2)           --          --           --          --
      Issuance of common stock
      pursuant to public offering (net
        of expenses)....................    3,048,402        31      60,964            --          --           --      60,995

      Compensatory stock and
        warrants earned.................           --        --          --           699          --           --         699
      Net loss..........................           --        --          --            --          --      (31,068)    (31,068)
      Unrealized gain on investments....           --        --          --            --         261           --         261
                                         ------------     -----    --------      --------      ------     --------    --------
      Balance-- December 31, 1995.......   18,231,931       182     142,624          (885)         47      (26,362)    115,606
      Exercise of options...............      193,752         3       1,897            --          --           --       1,900
      Warrants exercised by lessor......       17,431        --          --            --          --           --          --
      Warrants exercised................        2,203        --          --            --          --           --          --
      Issuance of common stock in
        connection with SB Milestone III      339,065         3      18,062            --          --           --      18,065
      Compensatory stock and
        warrants earned.................           --        --          --           885          --           --         885
      Net loss..........................           --        --          --            --          --       (7,767)     (7,767)
      Unrealized (loss) on investments..           --        --          --            --        (168)          --        (168)
                                         ------------     -----    --------      --------      ------     --------    --------
      Balance-- December 31, 1996.......   18,784,382     $ 188    $162,583      $     --      $ (121)    $(34,129)   $128,521
                                         ============     =====    ========      ========      ======     ========    ========

The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31,
                                                                                   1994          1995          1996
                                                                               ------------  ------------  --------
                                                                                       (dollars in thousands)
              Cash flows from operating activities:
                Net income (loss)............................................    $  7,304      $(31,068)     $  (7,767)
                Adjustments to reconcile net income (loss) to net cash
                   provided by (used in) operating activities:
                   Accrued interest on U.S. Treasury bills and
                     commercial paper........................................        (350)         (251)          (857)
                   Depreciation and amortization.............................       3,061         4,395          5,858
                   Loss due to disposal and write-down of furniture and
                     equipment...............................................         257           665             66
                   Issuance of and accretion of compensatory stock and
                     warrants................................................         730           699            885
                   Changes in operating assets and liabilities:
                     Prepaid expenses and other current assets...............        (419)         (699)          (718)
                     Deferred tax asset......................................         353            --             --
                     Funds available-- facility fund.........................          --           (52)            --
                     Other assets............................................        (117)           12              3
                     Accounts payable and accrued expenses...................        (741)          305          1,376
                     Accrued payroll and related taxes.......................        (561)          143            428
                     Deferred income.........................................          --         2,000            537
                     Deferred income taxes...................................        (336)           --             --
                     Income taxes payable....................................       1,919        (2,134)            --
                     Other liabilities.......................................         337           (26)            (5)
                                                                                 --------      --------      ---------
                        Net cash provided by (used in) operating
                          activities.........................................      11,437       (26,011)          (194)
                                                                                 --------      --------      ---------
              Cash flows from investing activities:
                Capital expenditures-- furniture and equipment...............      (4,206)       (8,327)        (8,306)
                Proceeds from sale of furniture and equipment................          --           630             --
                Purchase of investments and marketable securities............     (78,741)      (98,717)      (182,030)
                Proceeds from sale and maturities of investments and
                   marketable securities.....................................      65,559        73,552        159,499
                                                                                 --------      --------      ---------
                        Net cash used in investing activities................     (17,388)      (32,862)       (30,837)
                                                                                 --------      --------      ---------
              Cash flows from financing activities:
                Proceeds from long-term debt.................................       1,699         2,353             --
                Repayment of long-term debt..................................          --          (444)          (444)
                Collateral on line of credit-- restricted....................      (2,000)           --            295
                Payments on capital lease obligations........................        (703)       (1,139)        (1,297)
                Proceeds from issuance of common stock (net of
                   expenses).................................................          36        61,929         19,965
                Assets held for resale-- expenditures........................         (41)           --             --
                                                 -- proceeds.................         176            --             --
                                                                                 --------      --------      ---------
                       Net cash (used in) provided by financing
                          Activities.........................................        (833)       62,699         18,519
                                                                                 --------      --------      ---------
              NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........      (6,784)        3,826        (12,512)
              Cash and cash equivalents-- beginning of year..................      42,811        36,027         39,853
                                                                                 --------      --------      ---------
              CASH AND CASH EQUIVALENTS-- END OF YEAR........................    $ 36,027      $ 39,853      $  27,341
                                                                                 ========      ========      =========
              Supplemental  disclosures  of cash  flow  information:
              Cash paid during the year for:
                   Interest..................................................    $    521      $    233      $     199
                   Income taxes..............................................         280           508            208
              See Note G for noncash exercise of warrants.



The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) -- THE COMPANY

     Human Genome Sciences, Inc. (the "Company") was incorporated and commenced operations on June 26, 1992. The Company is engaged in the research and development of novel, proprietary pharmaceutical and diagnostic products based on the discovery and understanding of the medical utility of genes. The Company's revenue is currently derived from contract research arrangements. The Company does not yet generate any revenues from product sales.

(NOTE B) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Depreciation and amortization:

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                    Laboratory equipment.............. 3-- 10 years
                    Computers and EDP equipment....... 3 years
                    Furniture and office equipment.... 3-- 5 years
                    Leasehold improvements.............over the lease term

     Equipment acquired under capital lease agreements is amortized over the terms of the leases ranging from three to four years.

Patent costs:

     Patent application costs are charged to expense as incurred.

Cash equivalents:

     The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. On December 31, 1995 and 1996, the Company had purchased $5,244,000 and $6,840,054, respectively, of U.S. Government securities under agreements to resell on January 1, 1996 and 1997, respectively. Due to the short-term nature of the agreements, the Company did not take possession of the securities which were held by the Company's asset managers. The market value of the securities approximated the carrying amount.

Investments:

     The   Company    classifies   its   investments    into   the   categories:
"held-to-maturity" and "available-for-sale", each of which have different accounting treatment. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheet, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders' equity until realized. Debt securities classified as held-to-maturity securities will be carried at amortized cost.

Concentration of credit risk:

     The Company has invested its cash in obligations of the U.S. Government and in commercial paper which bear minimal risk.

Research and development:

     Research and development costs are charged to expense as incurred.

Compensatory stock and warrants:

     The Company accounts for the difference between the issue or grant price of compensatory stock and warrants and fair value as "Unearned Compensatory Stock and Warrants," which the Company charges to operations over their vesting period.

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation:

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. See Note L to the financial statements for further information.

Net income (loss) per share:

     Net income (loss) per share is calculated using the weighted average number of outstanding shares of common stock. Common stock issuable upon the exercise of stock options or warrants is included in the calculation of net income (loss) per share to the extent that its inclusion would have a dilutive effect.

Revenue recognition:

     Nonrefundable license fees, research payments, and milestone payments in connection with collaboration agreements are recognized when they are earned in accordance with the applicable performance requirements and / or contractual terms.

Sources of supply:

     The Company currently relies on a single supplier, Applied Biosystems, a division of Perkin-Elmer Corporation, to provide all of its gene sequencing machines and certain reagents required in connection with the gene sequencing process. The Company has not experienced problems in obtaining either gene sequencing machines or reagents in a timely manner. While other gene sequencing machines are available, the Company does not believe that such other machines are as efficient as the machines currently used by the Company. No assurance can be given that either the gene sequencing machines or the reagents will remain available in commercial quantities at costs that are not economically prohibitive.

(NOTE C) -- INVESTMENTS

Investments, including accrued interest, at December 31, 1995 and 1996 were as follows:

                                December 31, 1995

                                              Amortized                Unrealized
                  Held to Maturity             Cost      Fair Value   Gain/(Loss)
  Corporate debt securities..............  $ 58,529,000  $58,584,000  $     55,000
                                           ============  ===========  ============

                 Available for Sale

  U.S. Treasury and agencies.............  $  7,033,000  $ 7,080,000  $     47,000
                                           ============  ===========  ============

                                December 31, 1996


                  Held to Maturity

  Corporate debt securities..............  $ 58,282,000  $58,247,000  $    (35,000)
                                           ============  ===========  ============

                 Available for Sale

  U.S. Treasury and agencies.............  $ 15,262,000  $15,194,000  $    (68,000)
  Corporate debt securities..............    15,352,000   15,299,000       (53,000)
                                           ------------  -----------  ------------
                                           $ 30,614,000  $30,493,000  $   (121,000)
                                           ============  ===========  ============

                           HUMAN GENOME SCIENCES, INC.

(NOTE D) -- AGREEMENTS WITH THE INSTITUTE FOR GENOMIC RESEARCH ("TIGR")

     Research Services Agreement:

     Effective October 1, 1992, the Company entered into a ten-year Research Services Agreement (the "Services Agreement") with TIGR, which is largely dependent upon the Company for its funding. The Services Agreement provides for the payment of $65,000,000 over ten years in specified annual amounts payable in quarterly installments and the provision of up to $5,000,000 of equipment (see Note G). In return, TIGR has assigned to the Company all of its rights, title and interest in and to any invention and patent rights stemming from research funded by the Company. However, TIGR can conduct ongoing research under any such invention or patent free of any royalty. The Company is to bear all patent-related costs.

     Minimum payments pursuant to the Services Agreement for the next five years are as follows:

                Year Ending December 31,
               -------------------------
                1997.....................  $7,375,000
                1998.....................  $7,000,000
                1999.....................  $7,000,000
                2000.....................  $6,750,000
                2001.....................  $5,587,500
                Thereafter...............  $3,262,500

     The Company also committed, pursuant to an agreement dated April 19, 1993, to provide to TIGR (i) an additional $1 million per year for 10 years, commencing on May 1, 1993, to enable TIGR to enhance its bioinformatics capacity, and (ii) certain additional amounts including compensation for certain sequencing performed for the Company, reimbursement for salaries of certain TIGR employees, a portion of TIGR's rent and utilities and other miscellaneous items.

Intellectual Property Agreement:

     Effective October 2, 1992, the Company also entered into a ten-year intellectual property agreement with TIGR pursuant to which TIGR assigned all of its interest in inventions and patent rights other than those resulting from research services funded by the Company and granted the Company a worldwide noncancellable license to any invention and patent right stemming from funding provided by U.S. government and other nonprofit organizations. In return for such license, the Company is required to pay to TIGR a percentage of net sales of, or sub-license income from, such inventions and patent rights.

Stock Purchase, Restriction and Repurchase Agreement:

     In connection with the intellectual property agreement, the Company sold 1,609,884 shares (the "shares") of its common stock at $.01 per share to TIGR in 1993.

(NOTE E) -- COLLABORATION AGREEMENTS

Agreements with SmithKline Beecham Corporation:

     In May 1993, the Company entered into a collaboration agreement, as amended ("SB Collaboration Agreements"), providing SmithKline Beecham Corporation ("SB") a first right to develop and market products in human and animal healthcare ("SB Products"), based upon human genes identified by the Company. In return, SB has paid $125 million to the Company since 1993. Approximately $55 million related to the purchase price of 1,351,738 shares of common stock with the balance of $70 million recognized as revenue related to license fees, option rights, and milestone payments. Of the $70 million recognized as revenue since 1993, $41 million and $6.9 were recognized as revenues during the years ended December 31, 1994 and 1996, respectively.

     The 1996 payment by SB of $25 million was made pursuant to the Company's achievement of Milestone III. Pursuant to the SB Collaboration Agreements, the payment was allocated as follows. The Company sold 339,065 shares of common stock to SB at $58.28 per share, which was calculated pursuant to the contract as 125% of the average market price of the Company's common stock for the five trading days preceding payment, for total proceeds of approximately $18,065,000. The remainder of the payment was allocated to the deliverables and other data being transferred to SB and recorded by the Company as revenue.

                           HUMAN GENOME SCIENCES, INC.

     In addition, the Company is entitled to (i) royalties on the net sales of SB Products, (ii) product development progress payments and (iii) the option to co-promote up to 20% of any product developed by SB under the collaboration agreement.

     In June 1996, the SB Collaboration Agreements were substantially amended (the "SB Amendment") to allow the Company and SB together to enter into collaboration agreements with additional pharmaceutical companies ("Collaboration Partners") in the SB Field (other than diagnostics and animal healthcare in which SB has generally retained exclusive rights). The SB Amendment restricts the Company from entering into further collaborations in the SB Field during the initial research term (through June 2001). The restriction also applies to certain products which are subject to research plans submitted by SB prior to the expiration of the initial research term and for a period thereafter. SB has the right to extend the research term for up to five additional years by making certain payments, which would extend the time for submitting research plans as to therapeutic products.

     The SB Amendment provides that SB and the Company will share equally in any license fees and product development milestone payments paid by the Collaboration Partners, that the Company will receive all royalties and research payments paid by the Collaboration Partners. The SB Collaboration Agreements provide for payments to the Company by SB of royalties on net sales of products based on the Company's patents or technologies within the SB Field ("SB Products") made by SB and milestone payments in connection with the development of SB Products.

Other Collaboration Agreements in the SB Field:

     In June 1995, the Company entered into an Option and License Agreement with Takeda Chemical Industries, Ltd. ("Takeda") pursuant to which Takeda was granted an exclusive option to license rights under the Company's patents and technology in the field of human healthcare (other than gene therapy, antisense and diagnostics) to make and sell a limited number (equal to the number of collaboration partners other than SB and Takeda with which the Company enters into collaboration agreements in the SB field) of products in Japan. In consideration of the grant of the option, Takeda paid the Company $5 million, which was recognized as revenue by the Company in 1995, and agreed to pay to the Company royalties based on the sale of Takeda products covered by the Option and License Agreement and certain milestone payments.

     In June 1996, the Company and SB entered into collaboration agreements ("New Collaboration Partner Agreements") with Schering Corporation and Schering-Plough Ltd. ("Schering Plough"), Synthelabo S.A., and Merck KGaA ("Merck"), (collectively "New Collaboration Partners"). The New Collaboration Partner Agreements provide the New Collaboration Partners the rights and licenses to access the Company's Human Gene Technology, as well as biological information developed by the Company and SB prior to, and in the case of the Company, after the effective date of such Agreement, to discover, develop and commercialize products based upon or derived from such Company technology in the SB Field (other than diagnostics and animal healthcare). The New Collaboration Partners are obligated to pay license fees, research payments, milestone payments and royalties in connection with the agreements. The initial research term expires in June, 2001. The New Collaboration Partners have the right to extend the term for up to five additional years by making certain additional payments. Aggregate license fees and research payments due under the New Collaborative Partner Agreements are $140 million during the initial research term, of which the Company will be entitled to $87.5 million, payable in equal installments over a five-year period. The Company has received $17.5 million of the license fees, research, and additional payments during 1996 related to the New Collaboration Partner Agreements, of which $16.5 million has been recorded as revenue.

Collaborative Agreements Outside of the SB Field:

     In January, 1996, the Company entered into a comprehensive Research Collaboration Agreement in the field of corn genomics with Pioneer Hi-Bred International, Inc. ("Pioneer"). Under the terms of the agreement, the Company will receive $16 million from Pioneer over three years for work performed under the collaboration. The relationship is exclusive for five years. Pioneer will own all sequence information and intellectual property developed as a result of this collaboration. The Company retains commercial rights to use any gene sequence in human health and for certain specialty and industrial enzyme applications. During 1996, pursuant to this agreement, the Company received and recorded as revenue $8 million related to license fees and research payments. In January 1997, the Company received an additional $3 million pursuant to this agreement that the Company anticipates will be recognized as revenue in 1997.

                           HUMAN GENOME SCIENCES, INC.

     In March, 1996 the Company entered into a License Agreement with F. Hoffmann-La Roche, Ltd. ("Roche") to sequence and assemble the genome of Streptococcus pneumoniae, a major bacterial pathogen responsible for severe respiratory and other infections. Roche has received a license to use this information to identify potential new anti-infectives and antibiotics. The Company received $2 million from Roche in 1995, which was recorded as revenue in 1996. The Company will receive research payments and potential future royalties.

     In June 1996, the Company entered into a Collaboration and License Agreement with Schering-Plough relating to the field of human gene therapy (including gene therapy vaccines to a limited extent). Under this agreement, the Company has granted Schering-Plough a non-exclusive license to use the Company's Human Gene Technology to conduct research, and an option to obtain an exclusive license to specific genes in the field of gene therapy. The agreement provides that Schering-Plough will pay the Company a $5 million license fee (payable over five years) for a non-exclusive research license, an option exercise fee and development milestone payments for each gene for which it exercises its option to obtain an exclusive license and royalties on net sales of gene therapy products resulting from research under the agreement. The agreement is for an initial term expiring June 2001, subject to extension until 2006 on payment of certain amounts. The Company has received $1 million for the license fee, which the Company recorded as revenue.

     In October 1996, the Company entered into a License and Research Agreement with Pharmacia & Upjohn Company to sequence a certain genome. Pharmacia & Upjohn Company has received license rights to use this information to develop products for the human pharmaceutical and veterinary fields. The Company has received $3 million from Pharmacia & Upjohn Company in 1996 of which $1.5 million is recorded as deferred revenue.



(NOTE F) -- FURNITURE AND EQUIPMENT

     Furniture and equipment, including equipment under capital leases, are stated at cost and are summarized as follows:

                                                     December 31,
                                                  1995          1996
                                             ------------- ---------
  Laboratory equipment.....................   $12,555,000   $16,692,000
  Computers and EDP equipment..............     4,089,000     5,363,000
  Furniture and office equipment...........       694,000     1,010,000
  Leasehold improvements...................     6,134,000     7,777,000
                                              -----------   -----------
                                               23,472,000    30,842,000
  Less accumulated depreciation and
    amortization...........................     7,467,000    12,811,000
                                              -----------   -----------
                                              $16,005,000   $18,031,000
                                              ===========   ===========
(NOTE G) -- EQUIPMENT LEASE OBLIGATIONS

     During 1993 and 1994, the Company entered into sale and leaseback agreements in connection with certain computer and laboratory equipment having a net book value of $2,132,000 and $1,302,000, respectively. The Company sold the equipment for $2,198,000 and $1,575,000, respectively, and entered into three master lease agreements pursuant to which it leased back the above equipment for initial terms of 48 months. All of the equipment leased under these agreements have been accounted for as capital leases.

     In addition, the Company entered into other capital lease agreements for certain equipment for initial terms of 36 months. Equipment purchases under these leases were $92,000 and $934,000 for the years ended December 31, 1994 and 1995, respectively. The recording of capital leases is considered a non-cash transaction, and therefore is excluded from the Statements of Cash Flows. Amortization expense related to equipment under capital leases is included in depreciation and amortization on the statements of cash flows.

     The net book value of the equipment held under capital leases was $1,982,000 and $719,000 at December 31, 1995 and 1996, respectively.

                           HUMAN GENOME SCIENCES, INC.

     Future lease payments as of December 31, 1996, are as follows:

             Year Ending December 31,
              1997.............................  $   874,000
              1998.............................      291,000
                                                 -----------
                                                   1,165,000
              Less amounts representing
                 interest......................       68,000
                                                 -----------

              Present value of future lease
                 payments......................    1,097,000
              Less amounts due within one year.      811,000
                                                 -----------
              Amounts due after one year.......  $   286,000
                                                 ===========

     In conjunction with the master lease agreements, the Company granted warrants to the lessors to purchase 594,000 shares of the Company's common stock, which the Company valued at $.27 per warrant. The warrants may be exercised at a purchase price of $1.33 per share or by receiving shares equal to the value (as determined by a formula) of the warrants by surrender of the warrants. The warrants contain registration and certain antidilution rights and are exercisable through November 1998.

     In 1994, the lessors exercised warrants for the purchase of 265,000 shares by electing to receive 245,967 shares, equal to the value of the warrants surrendered. In 1995, the lessors exercised warrants for the purchase of 230,000 shares by electing to receive 216,330 shares, equal to the value of the warrants surrendered. In 1996, a lessor exercised warrants for the purchase of 18,000 shares by electing to receive 17,431 shares, equal to the value of the warrants surrendered.

     Pursuant to the Services Agreement (Note D), the Company has provided equipment with an aggregate purchase price of approximately $5,000,000 which it sold or assigned to a leasing consortium which, in turn, leased it to TIGR (the "Leases") over a four-year term; the Company funds the rental payments required by the Leases. The Company has the right under certain circumstances to take possession of the equipment and assume the Leases.

     Future funding payments relating to the Leases to be made to TIGR are as follows:

                            Year Ending December 31,
                           -------------------------
                              1997...................  $ 454,000
                              1998...................     36,000
                                                       ---------
                                                       $ 490,000
                                                       =========
(NOTE H) -- OTHER ASSETS

     Other assets at December 31, 1995 and 1996, include a note receivable from an officer of $891,000. The note is due on demand and does not bear interest. The note is collateralized by shares of the Company's common stock owned by the officer that have a market value of at least 200% of the outstanding balance of the note.

(NOTE I) -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are comprised of the following:

                                           December 31,
                                     1995          1996
                                 ------------  ------------
         Equipment purchases....  $  917,000    $  561,000
         Due to TIGR............          --            --
         Professional fees......     230,000       489,000
         Accrued registration
           costs................       6,000            --
         Other accrued expenses.   1,188,000     2,311,000
                                  ----------    ----------
                                  $2,341,000    $3,361,000
                                  ==========    ==========
(NOTE J) -- LONG-TERM DEBT

     In December 1994, the Company entered into a loan agreement with Maryland Industrial Development Financing Authority ("MIDFA"). Major leasehold improvements were financed with the proceeds of a $4,000,000 taxable variable rate bond issue (the "Bonds") from MIDFA. The Company is required to make annual payments of $444,000 commencing December 1995 plus interest at a variable rate of interest (5.91% at December 31, 1995 and 5.64% at December 31, 1996, respectively), to the trustee on behalf of the bondholders which is equal to the interest and principal requirements on the bonds. The variable rate is equal to 50 basis points plus
                                      F-13

                           HUMAN GENOME SCIENCES, INC.

     (NOTE J) - LONG -TERM DEBT - (CONTINUED)

     the higher of the yield equivalent of the average 30-day or 90-day commercial paper rate. Under certain circumstances, the rate may be adjusted either upward or downward but in no event in excess of 10 basis points above or below the rate determined above. MIDFA has entered into an indenture with the Trustee whereby the Trustee has obtained an irrevocable letter of credit on behalf of the bondholders.

     The following funds were created under the terms of the trust indenture:

[1] Facility fund:

     The initial bond proceeds of $4 million were deposited into this fund and disbursed in accordance with the agreement. The funds were restricted under the bond agreement to be used for leasehold improvements at one of the Company's leased buildings. As of December 31, 1995, approximately $4.1 million of bond proceeds and accrued interest had been drawn from the fund.

[2] Bond fund:

     Required monthly principal payments of $37,000 plus interest are deposited into this fund beginning January 1, 1995. The interest is disbursed monthly to the bondholders. Principal is to be repaid from this fund to the bondholders at the rate of $444,000 annually commencing on December 1, 1995 with a final payment of $448,000 on December 1, 2003. The Company deposited $686,000 and $632,000 of principal and interest into this fund during the years ended December 31, 1995 and 1996, respectively.

     In connection with the Loan Agreement, the Company entered into an irrevocable Letter of Credit Agreement with a bank for the account of the Company and in favor of the Trustee in the initial amount of $4,066,667 which expires on December 15, 2003. Concurrently, the Company entered into a Collateral Pledge Agreement with the bank. The Company is required to maintain 43% of the outstanding principal amount of the Bonds (50% is required under certain circumstances) with the bank as Collateral for the Letter of Credit. Pursuant to the Collateral Pledge Agreement at December 31, 1996, the Company had $1,705,000 on deposit with the bank that is invested in a U.S. Government agency security. The pledge collateral will be released upon the payment and performance in full of the Company's Letter of Credit obligations. The agreement contains covenants with respect to tangible net worth, cash and cash equivalents and investment securities, as well as other covenants and prohibits the payment of cash dividends. During 1994, the Company incurred costs of $136,000 in connection with this loan which are being amortized over the term of the loan.

                           HUMAN GENOME SCIENCES, INC.

(NOTE K) -- COMMITMENTS AND OTHER MATTERS

Operating leases:

     The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2003. The leases contain various renewal options. Minimum annual rentals are as follows:

                     Year Ending December 31,
                    -------------------------
                       1997................... $  2,086,000
                       1998...................    1,948,000
                       1999...................    1,372,000
                       2000...................    1,307,000
                       2001...................    1,344,000
                       Thereafter.............    2,260,000
                                                  ---------
                                                 10,317,000
                     Less sub-lease income....       59,000
                                               ------------
                                               $ 10,258,000

     In 1994 and 1996, the Company entered into leases for office and laboratory space which provide for certain rent abatement and rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $182,000 and $262,000 included in other liabilities at December 31, 1995 and 1996, respectively.

     Certain other leases provide for escalation for increases in real estate taxes and certain operating expenses, as well as various renewal terms.

     Rent expense  aggregated  $1,124,000,  $1,866,000,  and  $1,988,000 for the
years ended December 31, 1994, 1995 and 1996, respectively.

Capital expenditures:

      At December 31, 1995 and 1996, the Company had commitments for capital expenditures, consisting primarily of laboratory equipment, of $2,100,000 and $700,000, respectively.

401(k) Plan:

     Effective January 15, 1993, the Company adopted a 401(k) pension plan available to eligible full-time employees. The Company made discretionary contributions of $97,000 and $168,000 to the plan for the years ended December 31, 1995 and 1996. The Company made no contributions to the plan for the year ended December 31, 1994.

(NOTE L) -- STOCKHOLDERS' EQUITY

Preferred Stock:

     In November, 1993, the shareholders authorized a new series of preferred stock of 1,000,000 shares, $.01 par value, none of which was issued and outstanding at December 31, 1995 and 1996.

Common Stock:

     The Company has the right of first refusal on the sale of certain common stock issued in connection with restricted stock purchase agreements. The price to be paid by the Company is $1.13 and $.19 per share less than the price of any proposed sale for 561,160 shares and 246,052 shares, respectively.

Stock option plan:

     The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1995 and 1996 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based

                           HUMAN GENOME SCIENCES, INC.

     (NOTE L) - STOCKHOLDERS' EQUITY - (CONTINUED)

     Stock option plan : (continued)

     upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1995 and 1996 would have been approximately $32.8 million and $12.9 million, or $2.08 per share and $0.69 per share, respectively. The fair value of the options granted during 1995 and 1996 are estimated as $11.99 and $16.92 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 63.61%, risk-free interest rate of 5.61% for 1995 and 6.28% for 1996, and expected life of 6 years.

     The 1993 Employee Incentive and Non-qualified Stock Option Plan (the "1993 Plan") provides for the granting of options to purchase up to 565,827 shares of the Company's common stock, at a price, for the incentive options, not less than the fair market value of the common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally five years. Outstanding options expire after ten years.

     Additional information with respect to 1993 Stock Option activity is summarized as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                     1994                     1995                     1996
                                           -----------------------  -----------------------  -------------------------
                                                         WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                          AVERAGE                  AVERAGE                  AVERAGE
                                                         EXERCISE                 EXERCISE                 EXERCISE
                                             SHARES        PRICE       SHARES       PRICE       SHARES       PRICE
                                            --------    ----------   ---------   -----------  ---------   -----------
                 Outstanding at beginning
                   year...................   528,346     $  4.11       428,592    $  4.40       399,111    $  9.16
                 Options granted..........    26,500       17.49        78,455      27.50            --         --
                 Options exercised........   (44,168)        .81       (73,449)      2.98       (96,128)      2.07
                 Options canceled or
                    expired ..............   (82,086)       8.67       (34,487)      4.89        (9,365)     17.90
                                            --------                 ---------                ---------
                 Outstanding at end of
                    year..................   428,592        4.40       399,111       9.16       293,618      11.21
                                            ========                 =========                =========
                 Options exercisable at
                   year-end...............    70,625        2.62       118,724       3.27       148,900       9.25
                                            ========                 =========                =========

     The following table summarizes information about stock options outstanding at December 31, 1996:


                                                       OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                          --------------------------------------------  -----------------------------
                                                            WEIGHTED-
                                                             AVERAGE        WEIGHTED-                     WEIGHTED-
                                                            REMAINING        AVERAGE                       AVERAGE
                                             NUMBER     CONTRACTUAL LIFE    EXERCISE        NUMBER        EXERCISE
                 RANGE OF EXERCISE PRICE   OUTSTANDING     (IN YEARS)         PRICE       EXERCISABLE       PRICE
                ------------------------  ------------  ---------------  -------------  --------------  -------------
                $.20 to $6.00..........      141,198            6.4          $  2.45         84,948        $  1.99
                $9.00 to $27.50........      152,420            7.9            19.31         63,952          18.99
                                            --------          -----          -------       --------        -------
                                             293,618            7.2          $ 11.21        148,900        $  9.25
                                            ========          =====          =======       ========        =======

     On March 14, 1994, the Company adopted a 1994 Employee Incentive and Nonqualified Stock Option Plan (the "1994 Plan") for the granting of options to purchase up to 950,000 shares of common stock to officers, employees, directors, consultants and non-employee directors. The exercise price of options granted under the plan may not be less than the market price on the date of grant. In May, 1996, an amendment was approved to increase the number of shares available for issuance from 950,000 options to 2,450,000 options. The vesting period of the options is determined by the Board of Directors and is generally five years. Outstanding options expire after ten years.

                           HUMAN GENOME SCIENCES, INC.

     (NOTE L) - STOCKHOLDERS' EQUITY - (CONTINUED)

     Stock  Option Plan: (continued)

     Additional information with respect to 1994 Stock Option activity is summarized as follows:

                                                                        Years Ended December 31,
                                                         1994                     1995                     1996
                                                ----------------------  ------------------------ --------------------------
                                                             Weighted-                Weighted-                 Weighted-
                                                              Average                  Average                   Average
                                                              Exercise                 Exercise                  Exercise
                                                   Shares       Price       Shares       Price       Shares        Price
                                                 --------     --------   ---------    ---------  -----------    ----------
                 Outstanding at beginning of
                   year........................        --     $    --      655,958    $ 18.01        884,214    $ 18.01
                 Options granted...............   664,958       18.03      348,263      17.86        790,616      32.18
                 Options exercised.............        --          --      (40,242)     17.75        (97,624)     17.42
                 Options canceled or expired...    (9,000)      19.38      (79,765)     17.54        (48,427)     20.58
                                                 --------                ---------               -----------
                 Outstanding at end of year....   655,958       18.01      884,214      18.01      1,528,779      25.29
                                                 ========                =========               ===========
                 Options exercisable at
                   year-end....................    80,000     $ 17.84      190,861    $ 17.52        348,533    $ 20.05
                                                 ========                =========               ===========

     The following table summarizes information about stock options outstanding at December 31, 1996:


                                                        Options Outstanding                  Options Exercisable
                                           -------------------------------------------  ---------------------------
                                                             Weighted-
                                                             Average        Weighted-                     Weighted-
                                                            Remaining        Average                       Average
                                              Number    Contractual Life    Exercise        Number        Exercise
                  Range of Exercise Price   Outstanding    (In Years)         Price       Exercisable       Price
                 -------------------------------------- ---------------  -------------  -------------  -------------
                 $12.75 to $22.00.......       672,163          7.7         $  17.15        265,883       $  17.53
                 $23.50 to $33.88.......       460,400          8.8            26.44         62,550          25.07
                 $36.25 to $42.56.......       396,216          9.8            37.78         20,100          37.77
                                            ----------        -----         --------      ---------       --------
                                             1,528,779          8.6         $  25.29        348,533       $  20.05
                                            ==========        =====         ========      =========       ========

     On January 21, 1997, the Company granted options to purchase 500,000 shares of common stock to an officer.

     At December 31, 1995, options for 49,099 and 25,544 were available for future grant under the 1993 Plan and 1994 Plan, respectively. At December 31, 1996, options for 58,464 and 783,355 were available for future grant under the 1993 Plan and 1994 Plan, respectively.

     Reserved for issuance:

     The Company has also reserved shares of common stock for issuance upon exercise of warrants and options as follows:

   (i)   Warrants issued in conjunction with leasing
          agreements (Note G)...................................      81,000
  (ii)   Warrants issued to certain stockholders (a)............      65,286
 (iii)   Stock option plan -- 1993 plan.........................     352,082
  (iv)   Stock option plan -- 1994 plan.........................   2,312,134
   (a)   These  warrants  were  issued  in  connection   with  a
         commitment made by certain stockholders; they are exercisable at $.20 per share and expire in December
         1998. In connection therewith, the Company recorded a non cash interest charge of $7,500 in 1993.

                           HUMAN GENOME SCIENCES, INC.

(NOTE M) -- Income Taxes

     The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

                                                               Year Ended December 31,
                                                        1994            1995            1996
                                                   --------------  --------------  ---------
        Federal income tax provision at 34%......    $ 3,296,000    $(11,124,000)    $(2,570,000)
        State taxes, net of federal effect.......        485,000      (1,511,000)             --
        Expenses for which no tax benefit is
           available.............................         90,000          96,000         112,000
        Utilization of net operating loss
           carry  forward........................     (1,338,000)             --              --
        Increase in valuation allowance on
           deferred tax assets...................        318,000      12,484,000       3,262,000
        State taxes and valuation allowance
           change................................             --              --        (391,000)
        Partial utilization of tax credits.......       (395,000)             --              --
        Foreign taxes paid.......................             --         500,000         225,000
        Tax credits generated and not used.......             --      (2,305,000)       (403,000)
        Other....................................        (20,000)        209,000         (27,000)
                                                     -----------    ------------     -----------
                                                     $ 2,436,000    $ (1,651,000)    $   208,000
                                                     ===========    ============     ===========

Temporary differences and carry forwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                                                 Current        Long-Term
                                                                            Asset/(Liability) Asset/(Liability)
                                                                            ----------------- ----------------
                          December 31, 1995
                            Net operating loss carry forward..............     $      --         $ 9,384,000
                            Research and development tax credit carry
                               forward....................................            --           4,347,000
                            Deferred start-up costs.......................        41,000              41,000
                            Unearned portion of compensatory stock and
                               warrants...................................      (180,000)            (60,000)
                            Other.........................................       173,000              93,000
                                                                               ---------         -----------
                                                                                  34,000          13,805,000
                            Less valuation allowance......................       (34,000)        (13,805,000)
                                                                               ---------         -----------
                                                                               $      --         $        --
                                                                               ---------         -----------
                          December 31, 1996
                            Net operating loss carry forward..............     $      --         $11,808,000
                            Research and development tax credit carry
                               forward....................................            --           4,750,000
                            Deferred start-up costs.......................        41,000                  --
                            Other.........................................       218,000             262,000
                                                                               ---------         -----------
                                                                                 259,000          16,820,000
                            Less valuation allowance......................      (259,000)        (16,820,000)
                                                                               ---------         -----------
                                                                               $      --         $        --
                                                                               =========         ===========

     The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.

     Provision for income taxes is comprised of the following:

                            Year Ended December 31,
                    -----------------------------------------
                      1994           1995             1996
                    ----------  -------------      ----------
  Current:
    Federal........ $1,911,000   $(1,643,000)      $     --
    State..........    508,000      (508,000)       (17,000)
    Foreign taxes..         --       500,000        225,000
  Deferred.........     17,000            --             --
                    ----------    ----------       --------
                    $2,436,000   $(1,651,000)      $208,000
                    ==========    ===========      ========

                   HUMAN GENOME SCIENCES, INC.

     (NOTE M) - INCOME TAXES (CONTINUED)

     The Company has available tax credit carry forwards expiring as follows:

                       2000.........  $  500,000
                       2001.........     225,000
                       2008.........     745,000
                       2009.........   1,297,000
                       2010.........     783,000
                       2011.........     962,000
                       No expiration     238,000
                                      ----------
                                      $4,750,000
                                      ==========
     The Company has net operating loss carry forwards for federal income tax purposes of approximately $30 million which expire, if unused, in the year 2011.



(NOTE - N) - EVENT  (UNAUDITED)  SUBSEQUENT  TO  DATE OF  INDEPENDENT  AUDITOR'S
             REPORT

     On March 19, 1997, the Company completed a public offering of 3,000,000 shares of its common stock with net proceeds of $105 million.

                                  EXHIBIT INDEX

                                                                          Page
Exhibit                                                                    No.
-------                                                                    ---

10.44      Employment Agreement,  dated February 25, 1997, with William     *
           A. Haseltine, Ph.D.

23.1       Consents  of Ernst & Yong LLP, Independent  Auditors             *

23.2       Consent of Richard A. Eisner & Company, LLP, Independent        *
           Auditors

27         Financial Data Schedule