Form 10-Q
period 1997-03-31
HUMAN GENOME SCIENCES INC
filed 1997-05-13
CIK 901219

================================================================
                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For quarterly period ended March 31, 1997     Commission File Number 0-22962

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

Yes    X          No
    --------         -------


The number of shares of the registrant's common stock outstanding on April 30, 1997 was 22,080,661.


        ================================================================

                                TABLE OF CONTENTS

                                                                     Page
                                                                     Number
                                                                     ------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Statements of Operations for the three months
               ended March 31, 1997 and 1996......................    3

           Balance Sheets at March 31, 1997 and December 31, 1996.    4

           Statements of Cash Flows for the three months
               ended March 31, 1997 and 1996......................    5

           Notes to Financial Statements..........................    6

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations......    7


PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.......................    9

               Signatures.........................................    9

               Exhibit Index......................................Exhibit Volume

                          PART I. FINANCIAL INFORMATION
                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS


                                                                     Three months ended
                                                                          March 31,
                                                                  1997                1996
                                                            -----------------  ------------------
                                                                (dollars in thousands, except
                                                                      per share amounts)



Revenue - research and development
     collaborative contracts............................... $       1,272       $       13,934

Costs and expenses:
     Research and development:
         Direct expenditures...............................         8,908                6,491
         Payments under research services agreement........         3,464                2,521
                                                            -------------       --------------

Total research and development.............................        12,372                9,012

General and administrative.................................         2,389                2,023
                                                            -------------       --------------

         Total costs and expenses..........................        14,761               11,035
                                                            -------------       --------------

(Loss) income from operations..............................      (13,489)                2,899

Interest income............................................         1,676                1,586

Interest expense...........................................         (228)                 (108)
                                                            -------------       --------------

(Loss) income before taxes.................................      (12,041)                4,377

Provision for income taxes.................................         - 0 -                   90
                                                            -------------       --------------

NET (LOSS) INCOME.......................................... $    (12,041)       $        4,287
                                                            =============       ==============

NET (LOSS) INCOME PER SHARE................................ $      (0.62)       $         0.22
                                                            =============       ==============

Weighted average shares outstanding........................    19,466,557           19,489,122
                                                            =============       ==============




                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS


                                     ASSETS
                                                                                   March 31,        December 31,
                                                                                ---------------   ----------------
                                                                                     1997               1996
                                                                                ---------------   ----------------
                                                                                       (dollars in thousands)
Current assets:
     Cash and cash equivalents .................................................$       117,599   $        27,341
     Short-term investments.....................................................         98,231            58,282
     Prepaid expenses and other current assets..................................          2,320             2,935
                                                                                ---------------   ---------------
         Total current assets...................................................        218,150            88,558
Long-term investments...........................................................          - 0 -            30,493
Furniture and equipment (net of accumulated depreciation).......................         17,988            18,031
Restricted investments..........................................................          1,400             1,705
Other assets....................................................................          1,359             1,330
                                                                                ---------------   ---------------

         TOTAL..................................................................$       238,897   $       140,117
                                                                                ===============   ===============

                                   LIABILITIES

Current liabilities:
     Current portion of long-term debt..........................................$           444   $           444
     Accounts payable and accrued expenses......................................          5,296             3,361
     Accrued payroll and related taxes..........................................          1,716             1,120
     Current obligation under capital leases....................................            696               811
     Deferred income............................................................          5,165             2,537
                                                                                ---------------   ---------------

         Total current liabilities..............................................         13,317             8,273
Long-term debt, net of current portion..........................................          2,668             2,668
Obligations under capital leases, net of current portion........................            101               286
Other liabilities...............................................................            359               369
                                                                                ---------------   ---------------

         TOTAL..................................................................         16,445            11,596

                              STOCKHOLDERS' EQUITY

Common stock....................................................................            219               188
Additional paid-in capital......................................................        268,684           162,583
Unrealized loss on investments available for sale...............................           (281)             (121)
Retained deficit................................................................        (46,170)          (34,129)
                                                                                ---------------   ---------------

         Total stockholders' equity.............................................        222,452           128,521
                                                                                ---------------   ---------------

         TOTAL..................................................................$       238,897   $       140,117
                                                                                ===============   ===============

                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                          Three months ended
                                                                                              March 31,
                                                                                         1997            1996
                                                                                    --------------  --------------
                                                                                        (dollars in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income...............................................................  $   (12,041)  $        4,287
    Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper................           241           (333)
        Depreciation................................................................         1,583           1,322
        Issuance of and accretion of compensatory stock and warrants................         - 0 -             170
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets................................           708           (691)
           Other assets.............................................................          (30)               6
           Accounts payable and accrued expenses....................................         2,132           (498)
           Accrued payroll and related taxes........................................           596             408
           Deferred income..........................................................         2,628           1,000
           Income taxes payable.....................................................         - 0 -              90
           Other liabilities........................................................          (10)             (7)

                                                                                    --------------  --------------
        Net cash (used in) provided by operating activities.........................       (4,193)           5,754
                                                                                    --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - furniture and equipment..................................       (1,736)         (2,963)
    Purchase of short-term investments and marketable securities....................      (38,306)        (62,890)
    Proceeds from sales and maturities of short-term investments....................        28,356          33,133

                                                                                    --------------  --------------
        Net cash used in investing activities.......................................      (11,686)        (32,720)

                                                                                    --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Collateral on line of credit - restricted.......................................           305             301
    Payments on capital lease obligations...........................................         (300)           (312)
    Proceeds from issuance of common stock (net of expenses)........................       106,132          18,399
                                                                                    --------------  --------------
        Net cash provided by financing activities...................................       106,137          18,388
                                                                                    --------------  --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...........................................        90,258         (8,578)

Cash and cash equivalents - beginning of period.....................................        27,341          39,853
                                                                                    --------------  --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD...........................................$      117,599  $       31,275
                                                                                    ==============  ==============

Supplemental  disclosures of cash flow information:
        Cash paid during the period for:
        Interest....................................................................$           68  $           50

                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS


The accompanying financial statements of Human Genome Sciences, Inc. ( the "Company") have not been audited by independent auditors, except for the balance sheet at December 31, 1996. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 1997 and 1996, the Company's financial position at March 31, 1997, and the cash flows for the three month periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Therefore these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of future financial results.

NOTE 2.  PUBLIC STOCK OFFERING

The Company completed in March a public stock offering of 3,000,000 shares of Common Stock at $37.00 per share for total net proceeds of approximately $105.0 million. Th Company subsequently sold an additional 192,750 shares of Common Stock at $37.00 per share pursuant to an over-allotment option granted to the underwriters. The sale of additional shares increased total net proceeds to approximately $112.0 million.

NOTE 3. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the December 31, 1997 financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of fully diluted earnings per share is not expected to be material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Three Month Periods ended March 31, 1997 and 1996.

RESULTS OF OPERATIONS
---------------------

QUARTERS ENDED MARCH 31, 1997 AND MARCH 31, 1996
------------------------------------------------

    Revenues. The Company had revenues of $1.3 million for the three months ended March 31, 1997 compared with revenues of $13.9 million for the three months ended March 31, 1996. Revenue for the three months ended March 31, 1997 consisted of the recognition of $0.8 million from Pioneer Hi-Bred International, Inc. ("Pioneer") and $0.5 million from Pharmacia & UpJohn Company ("Pharmacia") for ongoing research services pursuant to their respective collaboration agreements. Revenue for the three months ended March 31, 1996 consisted of the recognition of $6.9 million upon the achievement of Milestone III pursuant to the Collaboration Agreement with SmithKline Beecham ("SB") and $7.0 million in license fees and milestone payments from Pioneer and F. Hoffman-La Roche ("Roche"). Revenue from collaboration payments due in the next quarter include $7.5 million from Schering Corp. and Schering-Plough Ltd. ("Schering-Plough") and $4.5 million from Synthelabo S.A. ("Synthelabo"). The Company expects that its revenue sources for at least the next several years may be limited to interest income, payments under the collaboration agreements with Schering-Plough, Synthelabo and Merck KGaA, (collectively "the New Collaboration Partners"), Pioneer and Pharmacia, payments from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such future arrangements.

    Expenses. Research and development expenses increased from $9.0 million for the three months ended March 31, 1996 to $12.4 million for the three months ended March 31, 1997. These increases resulted primarily from significant expansions in the Company's cell biology, protein expression and pharmacology departments during 1996 and reflect the Company's increasing emphasis on determining the biological functions and possible medical utilities of genes and proteins discovered as a result of the Company's gene discovery efforts.

    General and administrative expenses increased from $2.0 million for the three months ended March 31, 1996 to $2.4 million for the three months ended March 31, 1997. The increase resulted primarily from significantly higher legal expenses associated with filing a larger number of patent applications relating to genes and proteins discovered by the Company. Interest income was higher for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due to higher cash balances.

    Net (Loss) Income. The Company recorded a net loss of $12.0 million, or $.62 per share for the three months ended March 31, 1997 compared to a net income of $4.3 million, or $.22 per share for the three months ended March 31, 1996. The difference in results for the three months ended March 31, 1997 and 1996 is primarily due to the receipt of $13.9 million in license and milestone revenues during the three months ended March 31, 1996, and higher expenses for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company had working capital plus long-term investments, which include obligations of the U.S. government and corporate bonds that have maturities greater than 12 months from the balance sheet date, of $204.8 million at March 31, 1997 as compared to $110.8 million at December 31, 1996. The increase resulted from the sale of 3,000,000 shares of Common Stock in a public offering for $37.00 per share for net proceeds of approximately $105.0 million offset by the net loss generated during the quarter, capital expenditures, and payments on capitalized leases. In addition, in April 1997 the Company received net proceeds of $6.8 million after underwriting discounts and commissions from the sale of 192,750 shares of Common Stock pursuant to an over-allotment option granted to the underwriters.

    The Company expects to continue to incur substantial expenses relating to its research and development efforts, which expenses are expected to increase relative to historical levels as the Company focuses on preclinical and clinical trials required for the development of therapeutic protein product candidates. As of March 31, 1997, the Company is committed to pay TIGR approximately $40.5 million during the next six years. At March 31, 1997, the Company had outstanding commitments for construction and equipment purchases totaling approximately $1.1 million. In addition, the Company is planning the construction of a pilot scale production and process development facility and intends to seek financing with respect to all or a portion of the estimated $40 million construction cost of such facility. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. In the event that financing is not available on acceptable terms, the Company may determine to use its own capital resources to finance all or a portion of the cost of such facility.

    The Company expects that its existing funds, interest income, and committed license fees and research payments from the New Collaboration Partners, Pioneer, Pharmacia, and under other existing collaboration agreements will be sufficient to fund the Company's operations for the foreseeable future. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including scientific progress in its research and development programs, the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

    The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment-grade commercial paper and interest-bearing securities. Such investments reflect the Company's policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital. As a result of the Company's completion of its public offering of 3,000,000 shares of Common Stock in March 1997, the Company's management has reviewed its classification of marketable securities and has classified all marketable securities as short-term. This classification reflects management's belief that these securities are available for current operations based on current operating activities and future business plans.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning future collaboration agreements, royalties and other payments under collaboration agreements, and product development and sales and other statements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward looking statements as a result of risks and uncertainties, including but not limited to, the following: the scientific progress of the Company in its research and development programs; the magnitude of these programs; the ability of the Company to establish additional collaborative and licensing arrangements; the extent to which the Company engages in clinical development of any products of its own; the scope and results of pre-clinical testing an clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; and whether conditions to milestone payments are met and the timing of such payments, and other risks and uncertainties detailed elsewhere herein and from to time in the Company's filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         27   Financial data schedule


         (b) Reports on Form 8-K

         None.


                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HUMAN GENOME SCIENCES, INC.



                           BY:   /s/William A. Haseltine, Ph.D.
                                 -----------------------------------
                                 William A. Haseltine, Ph.D.
                                 Chairman and Chief Executive Officer




                           BY:   /s/Steven C. Mayer
                                 ---------------------------------------------
                                 Steven C. Mayer
                                 Sr. Vice President and Chief Financial Officer





Dated:  May 13, 1997

                                  EXHIBIT INDEX



                                                                           Page
Exhibit                                                                   Number
-------                                                                   ------

  27     Financial data schedule.......................................