Form 10-Q
period 1997-06-30
HUMAN GENOME SCIENCES INC
filed 1997-08-14
CIK 901219

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1997
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

                              Yes    X          No

The number of shares of the registrant's common stock outstanding on July 31, 1997 was 22,174,613.


================================================================================

                                TABLE OF CONTENTS


                                                                          Page
                                                                          Number
    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Statements of Operations for the three and six months
                 ended June 30, 1997 and 1996...........................     3

             Balance Sheets at June 30, 1997 and December 31, 1996......     4

             Statements of Cash Flows for the six months
                 ended June 30, 1997 and 1996...........................     5

             Notes to Financial Statements..............................     6

    Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........     7


   PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders........     9

    Item 5.  Other Information..........................................    10

    Item 6.  Exhibits and Reports on Form 8-K...........................    10

             Signatures.................................................    11

                                                                         Exhibit
             Exhibit Index.............................................. Volume

                          PART I. FINANCIAL INFORMATION
                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS

                                             Three months ended June 30,              Six months ended June 30,
                                              1997                1996                 1997               1996
                                         ---------------     ---------------     ----------------    ---------------
                                            (dollars in thousands, except           (dollars in thousands, except
                                                  per share amounts)                     per share amounts)
                                         -----------------------------------     -----------------------------------
Revenue - research and development
     collaborative contracts............ $        14,828     $        13,050     $         16,100    $        26,984

Costs and expenses:
     Research and development:
         Direct expenditures............           9,043               6,978               17,951             13,469
         Payments under research
              services agreement........
                                                   2,655               2,513                6,119              5,034
                                         ---------------     ---------------     ----------------    ---------------

Total research and development..........          11,698               9,491               24,070             18,503

General and administrative..............           2,898               2,379                5,287              4,402
                                         ---------------     ---------------     ----------------    ---------------

         Total costs and expenses.......          14,596              11,870               29,357             22,905
                                         ---------------     ---------------     ----------------    ---------------

Income (loss) from operations...........             232               1,180              (13,257)             4,079

Interest income.........................           2,942               1,603                4,618              3,189

Interest expense........................             (56)               (103)                (284)              (211)
                                         ---------------     ---------------     ----------------    ---------------

Income (loss) before taxes..............           3,118               2,680               (8,923)             7,057

Provision (benefit) for income taxes....             245                  51                  245                141
                                         ---------------     ---------------     ----------------    ---------------

NET INCOME (LOSS)....................... $         2,873     $         2,629     $         (9,168)   $         6,916
                                         ===============     ===============     ================    ===============

NET INCOME (LOSS) PER SHARE............. $          0.13     $          0.13     $          (0.44)   $          0.35
                                         ===============     ===============     ================    ===============

Weighted average shares outstanding.....      22,723,247          19,599,038           20,770,145         19,537,641
                                         ===============     ===============     ================    ===============


                See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS


                                                       ASSETS
                                                                                   June 30,          December 31,
                                                                                     1997                1996
                                                                               ----------------   ------------------
                                                                                      (dollars in thousands)
Current assets:
     Cash and cash equivalents ............................................... $        113,981   $           27,341
     Short-term investments...................................................           94,582               58,282
     Prepaid expenses and other current assets................................           13,658                2,935
                                                                               ----------------   ------------------

         Total current assets.................................................          222,221               88,558
Long term investments.........................................................                0               30,493
Furniture and equipment (net of accumulated depreciation).....................           18,769               18,031
Restricted investments........................................................            1,417                1,705
Other assets..................................................................            1,146                1,330
                                                                               ----------------   ------------------
         TOTAL................................................................ $        243,553   $          140,117
                                                                               ================   ==================

                                                    LIABILITIES

Current liabilities:
     Current portion of long-term debt........................................ $            444   $              444
     Accounts payable and accrued expenses....................................            2,491                3,361
     Accrued payroll and related taxes........................................            1,707                1,120
     Current obligation under capital leases..................................              590                  811
     Deferred income..........................................................            2,999                2,537
                                                                               ----------------   ------------------
         Total current liabilities............................................            8,231                8,273
Long-term debt, net of current portion........................................            2,668                2,668
Obligations under capital leases, net of current portion......................                0                  286
Other liabilities.............................................................              354                  369
                                                                               ----------------   ------------------
         TOTAL................................................................           11,253               11,596

                                                STOCKHOLDERS' EQUITY

Common stock..................................................................              222                  188
Additional paid-in capital....................................................          275,578              162,583
Unrealized gain (loss) on investments available for sale......................             (203)                (121)
Retained earnings (deficit)...................................................          (43,297)             (34,129)
                                                                               ----------------   ------------------
         Total stockholders' equity...........................................          232,300              128,521
                                                                               ----------------   ------------------
         TOTAL................................................................ $        243,553   $          140,117
                                                                               ================   ==================

                See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                             Six months ended
                                                                                                 June 30,
                                                                                           1997           1996
                                                                                      -------------- ---------------
                                                                                          (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income.................................................................   $   (9,168)   $      6,916

    Adjustments to  reconcile  net (loss)  income to net cash used in  operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper..................         (110)           (536)
        Depreciation..................................................................        3,145           2,766
        Loss (gain) due to disposal and write-down of fixed assets....................          (10)             66
        Issuance of and accretion of compensatory stock and warrants..................            0             339
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets..................................      (10,394)        (11,559)
           Other assets...............................................................          184              (1)
           Accounts payable and accrued expenses......................................         (630)           (300)
           Accrued payroll and related taxes..........................................          587             490
           Deferred income............................................................          462             (50)
           Income taxes payable.......................................................            0             141
           Other liabilities..........................................................          (15)             14
                                                                                      -------------- ---------------
        Net cash used in operating activities.........................................      (15,949)         (1,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - furniture and equipment....................................       (4,113)         (4,459)
    Purchase of short-term investments and marketable securities......................      (60,127)        (89,135)
    Proceeds from sales and maturities of short-term investments......................       54,020          73,624
                                                                                      -------------- ---------------
        Net cash used in investing activities.........................................      (10,220)        (19,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Collateral on line of credit - restricted.........................................          287             301
    Payments on capital lease obligations.............................................         (507)           (632)
    Proceeds from issuance of common stock (net of expenses)..........................      113,028          18,747
                                                                                      -------------- ---------------
        Net cash provided by financing activities.....................................      112,808          18,416
                                                                                      -------------- ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS: ................................       86,639          (3,268)

Cash and cash equivalents - beginning of period.......................................       27,341          39,853
                                                                                      -------------- ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD.............................................$     113,980 $        36,585
                                                                                      ============== ===============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
        Interest......................................................................$        129 $           100
        Income taxes..................................................................           0               0

                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.    INTERIM FINANCIAL STATEMENTS


The accompanying financial statements of Human Genome Sciences, Inc. ( the "Company") have not been audited by independent auditors, except for the balance sheet at December 31, 1996. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 1997 and 1996, the Company's financial position at June 30, 1997, and the cash flows for the six month periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly report on Form 10-Q. Therefore these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of future financial results.

NOTE 2.  PUBLIC  OFFERING OF COMMON STOCK

The Company completed in March 1997 a public offering of 3,000,000 shares of Common Stock at $37.00 per share for total net proceeds of approximately $105.0 million. The Company subsequently sold in April 1997 an additional 192,750 shares of Common Stock at $37.00 per share pursuant to an over-allotment option granted to the underwriters. The sale of additional shares increased total net proceeds to approximately $113.0 million.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996.

RESULTS OF OPERATIONS

    Revenues. The Company had revenues of $14.8 million for the three months ended June 30, 1997 compared with revenues of $13.1 million for the three months ended June 30, 1996. Revenues for the three months ended June 30, 1997 and June 30, 1996 consisted primarily of $7.5 million in annual license fees and research payments from Schering Corporation and Schering-Plough Ltd. (collectively "SP") pursuant to collaboration agreements entered into June 28, 1996 and $4.5 million in annual license fees and research payments from Synthelabo pursuant to collaboration agreements entered into June 30, 1996. For the six months ended June 30, 1997, revenues were $16.1 million compared to $27.0 million for the six month period ended June 30, 1996. The 1997 revenue consisted of $12.0 million in annual license fees and research payments from collaboration with SP and Synthelabo and $4.1 million in license fees and milestone payments from other collaborators. The 1996 revenue consisted of $6.9 million for the achievement of Milestone III pursuant to the Collaboration Agreement with SmithKline Beecham ("SB"), $8.1 million in license fees and milestone payments from collaborations with Pioneer Hi-Bred International, Inc. ("Pioneer") and F. Hoffmann-La Roche ("Roche") entered in the first quarter of 1996 and $12.0 million in annual license fees and research payments from collaborations with SP and Synthelabo. The Company expects that its revenues may be limited to annual license fees and research payments from SP, Synthelabo and Merck KGaA over the next three years, interest income, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements.

    Expenses. Research and development expenses increased to $11.7 million for the three months ended June 30, 1997 from $9.5 million for the three months ended June 30, 1996. For the six months ended June 30, 1997, research and development expenses increased to $24.1 million from $18.5 million for the six months ended June 30, 1996. The Company's payments to The Institute for Genomic Research ("TIGR") were $2.6 million and $6.1 million for the three and six months ended June 30, 1997 and $2.5 million and $5.0 million for the three and six months ended June 30, 1996. (See Item 5: Other Information). The Company's direct expenditures for research and development increased to $9.0 million for the three months ended June 30, 1997 from $7.0 million for the three months ended June 30, 1996 and increased to $18.0 million for the six months ended June 30, 1997 from $13.5 million for the six months ended June 30, 1996. These increases resulted primarily from significant expansions in the Company's cell biology, protein expression and pharmacology departments and reflect the Company's increasing emphasis on determining the biological functions and possible medical utilities of genes and proteins discovered as a result of the Company's gene discovery efforts. Expenses will continue to increase in support of research and development on HGS potential products and in support of the new collaborations.

    General and administrative expenses increased to $2.9 million for the three months ended June 30, 1997 from $2.4 million for the three months ended June 30, 1996 and increased to $5.3 million for the six months ended June 30, 1997 from $4.4 million for the six months ended June 30, 1996. The increase resulted primarily from significantly higher legal expenses associated with filing a larger number of patent applications relating to genes and proteins discovered by the Company. Interest income was significantly higher for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996 due to higher cash balances.

    Net Income. The Company recorded net income of $2.9 million, or $0.13 per share, for the three months ended June 30, 1997 compared to net income of $2.6 million, or $0.13 per share, for the three months ended June 30, 1996. For the six months ended June 30, 1997, the Company reported a net loss of $9.2 million, or $0.44 per share, compared to net income of $6.9 million, or $0.35 per share, for the six months ended June 30, 1996. The difference in results for the six months ended June 30, 1997 and 1996 is primarily due to the higher revenues from license fees and research payments received during the six months ended June 30, 1996, and higher expenses incurred during the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital plus long-term investments, which include obligations of the U.S. government and corporate bonds that have maturities greater than 12 months from the balance sheet date, of $214.0 million at June 30, 1997 as compared to $110.8 million at December 31, 1996. The increase resulted from the sale of 3,192,750 shares of Common Stock in a public offering for $37.00 per share for net proceeds of approximately $113.0 million offset by the net loss generated during the six months, capital expenditures, and payments on capitalized leases.

    The Company expects to continue to incur substantial expenses relating to its research and development efforts, which expenses are expected to increase relative to historical levels as the Company focuses on preclinical and clinical trials required for the development of therapeutic protein product candidates. At June 30, 1997, the Company had outstanding commitments for construction and equipment purchases totaling approximately $0.9 million. In addition, the Company is planning the construction of a pilot scale production and process development facility and has entered into a preliminary financing agreement with respect to $30.0 million of the estimated $40.0 million construction cost of such facility. The Company expects to finance the remaining $10.0 million with equipment leases. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company, or at all. In the event that financing is not available on acceptable terms, the Company may determine to use its own capital resources to finance all or part of the $40 million cost of the facility.

    The Company expects that its existing funds, interest income, and committed license fees and research payments from existing collaboration agreements will be sufficient to fund the Company's operations for the foreseeable future. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including scientific progress in its research and development programs, the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

    The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment- grade commercial paper and interest-bearing securities. Such investments reflect the Company's policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital. As a result of the Company's completion of its public offering of 3,192,750 shares of Common Stock in 1997, the Company's management has reviewed its classification of marketable securities and has classified all marketable securities as short-term. This classification reflect management's belief that these securities are available for current operations based on current operating activities and future business plans.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements contained in "Management's Discussions and Analysis of Financial Condition and Results of Operations", including statements concerning future collaboration agreements, royalties and other payments under collaboration agreements, and product development and sales and other statements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward looking statements as a result of risks and uncertainties, including but not limited to, the following: the scientific progress of the Company in its research and development programs; the magnitude of these programs; the ability of the Company to establish additional collaborative and licensing arrangements; the extent to which the Company engages in clinical development of any products of its own; the scope and results of pre-clinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; and whether conditions to milestone payments are met and the timing of such payments, and other risks and uncertainties detailed elsewhere herein and from time to time in the Company's filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Shareholders, held on May 14, 1997, the following members were elected to the Board of Directors:

                                          Affirmative                  Votes
                                             Votes                    Withheld
                                             -----                    --------

       TERMS EXPIRING IN 2000
William A. Haseltine, Ph.D.               13,171,993                   24,224
Melvin D. Booth                           13,172,693                   23,524
Robert D. Hormats                         13,172,693                   23,524
Joshua Ruch                               13,172,693                   23,524
       TERMS EXPIRING IN 1999
James H. Cavanaugh, Ph.D.                 13,172,693                   23,524
Max Link, Ph.D.                           13,172,193                   24,024
Craig Rosen                               13,172,693                   23,524
Beverly Sills Greenough                   13,172,593                   23,624
       TERMS EXPIRING IN 1998
Robert A. Armitage                        13,172,693                   23,524
Donald D. Johnston                        13,172,593                   23,624
James B. Wyngaarden, M.D.                 13,172,693                   23,524

The  following  proposals  were  approved  at the  Company's  Annual  meeting of
Shareholders:

                                                         Affirmative             Negative
                                                            Votes                  Votes             Abstentions
                                                     ------------------       ---------------     -----------------
1.  Approval of the amendment to the 1994 Stock
    Option Plan to increase the number of                12,713,824               433,473              48,920
    shares available for issuance from
    2,450,000 to 3,450,000.
2.  Approval of amendments to the Certificate
    of Incorporation to provide for the
    classification of the Company's Board of             10,912,496              2,259,136             24,585
    Directors into three classes and certain
    related matters.
3.  Ratification of the selection of Ernst &
    Young, LLP as the Company's independent
    auditors for the fiscal year ending
    December 31, 1997.                                   13,173,238                6,499               16,480


ITEM 5.        OTHER INFORMATION

               In June 1997, The Institute for Genomic Research ("TIGR") and HGS
           reached an agreement to terminate the Research Services Agreement dated October 1, 1992, the Intellectual Property Agreement dated October 1, 1992, the Lease Funding Agreement and Assignment dated March 2, 1993, the HGS/TIGR Agreement of April 19, 1993 related to human cDNA sequencing, and all other agreements entered into any time prior to the Termination Date between the Company and TIGR. Pursuant to the Termination Agreement, the Company retains rights in intellectual property arising out of TIGR's research prior to June 20, 1997, but will have no rights to intellectual property resulting from future research by TIGR. The Company is relieved of its obligation to provide future funding (including all research funding and lease funding) to TIGR, which would have amounted to approximately $38.2 million. Certain limitations on TIGR's publication of intellectual property and restrictions on TIGR entering into commercial agreements contained in the prior agreements were also terminated. However, pursuant to the Termination Agreement, TIGR has agreed not to enter into commercial agreements for the next four years on selected therapeutic proteins and associated diagnostic tests in development by the Company. In addition, the Company will be entitled to be paid a percentage of certain payments received by TIGR from commercial agreements relating to human therapeutic proteins in which TIGR grants or agrees to grant rights within two years.

               In July 1997, the Collaboration Agreement with SmithKline Beecham Corporation ("SB") was amended with respect to human diagnostic products based on the Company's human gene technology. The amended agreement simplified procedures for outlicense by SB of diagnostic products based on the Company's human gene technology. In addition, the new agreement permits the Company to develop and market diagnostic tests that correspond to therapeutic products developed by the Company pursuant to its collaboration agreement with SB and to outlicense diagnostic tests corresponding to therapeutic products outlicensed by the Company. Under the new agreement, SB has agreed to pay a royalty to the Company which is at a rate that is competitive in the diagnostic field on diagnostic products based on the Company's human gene technology sold or outlicensed by SB. Except for the modifications relating to human diagnostic products, this amended agreement has no effect on the existing collaboration between the Company and SB, nor does it have any effect on collaboration agreements with the Company's and SB's collaboration partners.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

10.1++           HGS/TIGR Agreement dated June 20, 1997.
10.2++           Amendment to  SmithKline  Beecham  Corporation  and  SmithKline
                 Beecham p.l.c.  and Human Genome Sciences,  Inc.  Collaboration
                 Agreement dated July 24, 1997.
11.1             Computation of per share data.
27.1             Financial data schedule.

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


                               HUMAN GENOME SCIENCES, INC.



                               BY:   /s/   MELVIN D. BOOTH
                                     ----------------------------------------
                                       Melvin D. Booth
                                       President and Chief Operating  Officer




                               BY:   /s/ STEVEN C. MAYER
                                     ----------------------------------------
                                       Steven C. Mayer
                                       Senior Vice President and
                                          Chief Financial Officer




Dated:  August 14, 1997

                                  EXHIBIT INDEX




         Page
Exhibit
-------
         Number
         ------


10.1++           HGS/TIGR Agreement dated June 20, 1997.
10.2++           Amendment to  SmithKline  Beecham  Corporation  and  SmithKline
                 Beecham p.l.c.  and Human Genome Sciences,  Inc.  Collaboration
                 Agreement dated July 24, 1997.
11.1             Computation of per share data.
27.1             Financial data schedule.

          -----------------------------------
          ++ Confidentiality treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.