Form 10-Q
period 1997-09-30
HUMAN GENOME SCIENCES INC
filed 1997-11-14
CIK 901219

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1997     Commission File Number 0-22962

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

Yes    X       No



The number of shares of the registrant's common stock outstanding on September 30, 1997 was 22,302,651.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Statements of  Operations  for the three and nine months ended
          September 30, 1997 and  1996....................................     3

        Balance  Sheets  at  September   30,  1997  and  December  31,
          1996............................................................     4

        Statements of Cash Flows for the nine months  ended  September
          30, 1997 and 1996...............................................     5

        Notes to Financial Statements.....................................     6

Item 2. Management's  Discussion and Analysis of Financial  Condition
          and Results of Operations.......................................     7


  PART II.   OTHER INFORMATION

   Item 5.   Other Information............................................     9

   Item 6.   Exhibits and Reports on Form 8-K.............................     9

             Signatures...................................................    10

             Exhibit Index........................................Exhibit Volume

                          PART I. FINANCIAL INFORMATION
                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS


                                          Three months ended September 30,          Nine months ended September 30,
                                         -----------------------------------        ----------------------------
                                                 1997        1996                          1997         1996
                                                 ----        ----                          ----         ----
                                         (dollars in  thousands, except               (dollars in thousands, except
                                              per share amounts)                            per share amounts)
Revenue - research and development
    collaborative  contracts............         $6,539      $6,460                      $22,639      $33,444

Costs and expenses:
     Research and  development:
          Direct expenditures...........         10,632       7,976                       28,583       21,445
          Payments under research
             services  agreement........             22       2,514                        6,141        7,548
                                               --------     -------                      -------       ------
Total research and
development.............................         10,654      10,490                       34,724       28,993

General and administrative..............          2,631       2,651                        7,918        7,053
                                               --------     -------                      -------       ------
Total costs and  expenses...............         13,285      13,141                       42,642       36,046
                                               --------     -------                      -------       ------
Loss from operations....................         (6,746)     (6,681)                     (20,003)      (2,602)

Interest income.........................          3,059       1,639                        7,677        4,828

Interest expense........................            (51)        (86)                        (335)        (297)
                                               --------     -------                      -------       ------
(Loss)Income before taxes...............         (3,738)     (5,128)                     (12,661)       1,929

Provision for income taxes..............              0          48                          245          189
                                                -------     -------                      -------       ------
(LOSS) NET INCOME ......................        $(3,738)    $(5,176)                    $(12,906)      $1,740
                                                =======     =======                      =======       ======
(LOSS) NET INCOME PER SHARE.............       $  (0.17)    $ (0.28)                    $  (0.61)    $   0.09
                                                =======     =======                      =======       ======

Weighted average shares
outstanding.............................     22,228,023  18,684,642                   21,261,445   19,538,652
                                             ==========  ==========                   ==========   ==========

                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS


                                   ASSETS
                                   ------
                                                     September     December
                                                        30,          31,
                                                       1997         1996
                                                    ------------  -----------
                                                     (dollars in thousands)
Current assets:

   Cash and cash equivalents ......................      $73,815      $27,341

   Short-term investments..........................      144,160       58,282

   Prepaid expenses and other current assets.......        2,713        2,935
                                                    ------------  ------------
      Total current assets.........................      220,688       88,558

Long term investments..............................        - 0 -       30,493

Furniture and equipment (net of accumulated
depreciation)......................................       20,342       18,031

Restricted investments.............................        1,436        1,705

Other assets.......................................        1,034        1,330
                                                     -----------  ------------
      TOTAL........................................     $243,500     $140,117
                                                     ===========  ============


                                 LIABILITIES
                                 -----------


Current liabilities:

   Current portion of long-term debt...............        $444         $444

   Accounts payable and accrued expenses...........       4,232        3,361

   Accrued payroll and related taxes...............       2,330        1,120

   Current obligation under capital leases.........         404          811

   Deferred income.................................       2,986        2,537
                                                    ------------- ------------
      Total current liabilities....................      10,396        8,273

Long-term debt, net of current portion.............       2,668        2,668

Obligations under capital leases, net of current
portion............................................           0          286

Other liabilities..................................         346          369
                                                    ------------- ------------
      TOTAL........................................      13,410       11,596



                            STOCKHOLDERS' EQUITY
                            --------------------

Common stock.......................................          222          188

Additional paid-in capital.........................      277,128      162,583

Unrealized loss on investments available for sale..         (225)        (121)

Retained deficit...................................      (47,035)     (34,129)
                                                    ------------- ------------
      Total stockholders' equity...................      230,090      128,521
                                                    ------------- ------------

      TOTAL........................................     $243,500     $140,117
                                                    ============= ============

                See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS


                                                          Nine months ended
                                                            September 30,

                                                            1997      1996
                                                          --------   --------
                                                         (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) income.....................................  $(12,906)    $1,740
   Adjustments to reconcile  net (loss) income to net cash
     (used in) provided by operating activities:
     Accrued interest on U.S. Treasury bills and commercial
     paper...............................................        18        166
     Depreciation........................................     4,642      4,237
     (Gain) loss due to disposal and write-down of fixed
     assets..............................................       (10)        66
     Issuance of and accretion of compensatory stock and
     warrants............................................         0        506
     Changes in operating assets and liabilities:
        Prepaid expenses and other current assets........       155     (2,412)
        Other assets.....................................       295        (68)
        Accounts payable and accrued expenses............     1,233        707
        Accrued payroll and related taxes................     1,210      1,047
        Deferred income..................................       449        (10)
        Income taxes payable.............................         0         39
        Other liabilities................................       (23)         6
                                                            --------  ---------
     Net cash (used in) provided by operating activities.    (4,937)     6,024

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - furniture and equipment........    (7,305)    (6,628)
   Purchase of short-term investments and marketable
   securities............................................  (151,859)  (131,206)
   Proceeds from sales and maturities of short-term
   investments...........................................    96,421    122,289
                                                            --------  ---------
     Net cash used in investing activities...............   (62,743)   (15,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Collateral on line of credit - restricted.............       268        295
   Payments on capital lease obligations.................      (692)      (959)
   Proceeds from issuance of common stock (net of
   expenses).............................................   114,578     18,907
                                                            --------  ---------
     Net cash provided by financing activities...........   114,154     18,243
                                                            --------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS................    46,474      8,722
Cash and cash equivalents - beginning of period..........    27,341     39,853
                                                            --------  ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD................   $73,815    $48,575
                                                            ========  =========
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest............................................      $188       $147
     Income taxes........................................       220        150

                See accompanying notes to financial statements.

                                   NOTES TO FINANCIAL STATEMENTS


NOTE 1. INTERIM FINANCIAL STATEMENTS


The accompanying financial statements of Human Genome Sciences, Inc. ( the "Company") have not been audited by independent auditors, except for the balance sheet at December 31, 1996. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 1997 and 1996, the Company's financial position at September 30, 1997, and the cash flows for the nine month periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of future financial results.

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

NOTE 3. RECENT FASB PRONOUNCEMENTS

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which is required to be adopted for the Company's December 31, 1998 financial statements. The Statement establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The impact of SFAS No. 130 on the December 31, 1998 financial statements is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for the Company's December 31, 1998 financial statements. SFAS No. 131 requires an enterprise to report certain additional financial and descriptive information about its reportable operating segments. The impact of SFAS No. 131 on the December 31, 1998 financial statements is not expected to be material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996.

RESULTS OF OPERATIONS

     Revenues. The Company had revenues of $6.5 million for the three months ended September 30, 1997 and for the three months ended September 30, 1996. Revenues for the three months ended September 30, 1997 and September 30, 1996 consisted primarily of $5.5 million in annual license fees and research payments from Merck KGaA pursuant to a collaboration agreement entered into July, 1996. For the nine months ended September 30, 1997, revenues were $22.6 million compared to $33.4 million for the nine month period ended September 30, 1996. The 1997 revenues consisted of $5.5 million in annual license fees and research payments from Merck KGaA pursuant to a collaboration agreement entered into in July, 1996, $7.5 million in annual license fees and research payments from Schering Corporation and Schering Plough Ltd. (collectively "SP") pursuant to a collaboration agreement entered into in June, 1996, $4.5 million in annual license fees and research payments from Synthelabo pursuant to a collaboration agreement entered into in June, 1996 and $5.1 million in license fees and milestone payments from other collaborators. The 1996 revenues consisted of $6.9 million for the achievement of Milestone III pursuant to the Collaboration Agreement with SmithKline Beecham ("SB"), $9.0 million in license fees and milestone payments from collaborations with Pioneer Hi-Bred International, Inc. ("Pioneer") and F. Hoffmann-La Roche ("Roche") entered into in the first quarter of 1996 and $17.5 million in annual license fees and research payments from collaborations with SP, Synthelabo and Merck KGaA. The Company expects that its revenues may be limited to annual license fees and research payments from SP, Synthelabo and Merck KGaA over the next three years, interest income, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements.

     Expenses. Total research and development expenses increased to $10.7 million for the three months ended September 30, 1997 from $10.5 million for the three months ended September 30, 1996. For the nine months ended September 30, 1997, total research and development expenses increased to $34.7 million from $29.0 million for the nine months ended September 30, 1996. The Company's payments to The Institute for Genomic Research ("TIGR") were $.02 million and $6.1 million for the three and nine months ended September 30, 1997 and $2.5 million and $7.5 million for the three and nine months ended September 30, 1996. (See Item 5: Other Information). The Company's direct expenditures for research and development increased to $10.6 million for the three months ended September 30, 1997 from $8.0 million for the three months ended September 30, 1996 and increased to $28.6 million for the nine months ended September 30, 1997 from $21.4 million for the nine months ended September 30, 1996. These increases resulted primarily from significant expansions in the Company's cell biology, protein expression and pharmacology departments and reflect the Company's increasing emphasis on determining the biological functions and possible medical utilities of genes and proteins discovered as a result of the Company's gene discovery efforts. Expenses will continue to increase in support of research and development on HGS' potential products as the Company moves towards entering product candidates into clinical trials.

     General and administrative expenses were $2.6 million for the three months ended September 30, 1997 and $2.7 million for the three months ended September 30, 1996 and increased to $7.9 million for the nine months ended September 30, 1997 from $7.1 million for the nine months ended September 30, 1996. The increase resulted primarily from significantly higher legal expenses associated with filing a larger number of patent applications relating to genes and proteins discovered by the Company. Interest income was significantly higher for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996 due to higher cash balances.

     Net Income. The Company recorded a net loss of $3.7 million, or $0.17 per share, for the three months ended September 30, 1997 compared to a net loss of $5.2 million, or $0.28 per share, for the three months ended September 30, 1996. For the nine months ended September 30, 1997, the Company reported a net loss of $12.9 million, or $0.61 per share, compared to net income of $1.7 million, or $0.09 per share, for the nine months ended September 30, 1996. The difference in results for the three months ended September 30, 1997 and 1996 is primarily due to higher interest income for the three months ended September 30, 1997 which resulted from higher cash balance during the period. The difference in results for the nine months ended September 30, 1997 and 1996 is primarily due to the higher revenues from license fees and research payments received during the nine months ended September 30, 1996, and higher research and development and general and administrative expenses incurred during the nine months ended September 30, 1997.



LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital plus long-term investments, which include obligations of the U.S. government and corporate bonds that have maturities greater than 12 months from the balance sheet date, of $210.2 million at September 30, 1997 as compared to $110.8 million at December 31, 1996. The increase resulted from the sale of 3,192,750 shares of Common Stock in a public offering at $37.00 per share for net proceeds of approximately $113.0 million offset by the net loss generated during the nine months, capital expenditures, and payments on capitalized leases.

     The Company expects to continue to incur substantial expenses relating to its research and development efforts, which expenses are expected to increase relative to historical levels as the Company focuses on preclinical and clinical trials required for the development of therapeutic protein product candidates. At September 30, 1997, the Company had outstanding commitments for construction and equipment purchases totaling approximately $0.6 million. In addition, the Company is currently negotiating a long term lease for a process development and manufacturing facility. Construction was recently begun on the facility which is being built to the company's specifications on a site near the company's headquarters and research and development laboratories. The Company expects to finance the cost of certain process and other equipment aggregating approximately $10.0 million with equipment leases. There can be no assurance that the Company will be able to obtain such a lease and financing on terms acceptable to the Company, or at all. In the event that a lease and financing is not available on acceptable terms, the Company may determine to use its own capital resources to finance all or part of the estimated $40-$45 million cost of the facility.

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

     The Company's funds are currently invested in U.S. Treasury and government agency obligations, investment-grade commercial paper and interest-bearing securities. Such investments reflect the Company's policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital. As a result of the Company's completion of its public offering of 3,192,750 shares of Common Stock in March 1997, the Company's management has reviewed its classification of marketable securities and has classified all marketable securities as short-term. This classification reflects management's belief that these securities are available for current operations based on current operating activities and future business plans.

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

PART II. OTHER INFORMATION


ITEM 5.    OTHER INFORMATION

               In June 1997, The Institute for Genomic Research ("TIGR") and HGS
           reached an agreement to terminate the Research Services Agreement dated October 1, 1992, the Intellectual Property Agreement dated October 1, 1992, the Lease Funding Agreement and Assignment dated March 2, 1993, the HGS/TIGR Agreement of April 19, 1993 related to human cDNA sequencing, and all other agreements entered into any time prior to the Termination Date between the Company and TIGR. Pursuant to the Termination Agreement, the Company retains rights in intellectual property arising out of TIGR's research prior to June 20, 1997, but will have no rights to intellectual property resulting from future research by TIGR. The Company is relieved of its obligation to provide future funding (including all research and lease funding) to TIGR, which would have amounted to approximately $38.2 million. Certain limitations on TIGR's publication of intellectual property and restrictions on TIGR entering into commercial agreements contained in the prior agreements were also terminated. However, pursuant to the Termination Agreement, TIGR has agreed not to enter into commercial agreements for the next four years on selected therapeutic proteins and associated diagnostic tests in development by the Company. In addition, the Company will be entitled to be paid a percentage of certain payments received by TIGR from commercial agreements relating to human therapeutic proteins in which TIGR grants or agrees to grant rights within two years.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           11.1     Computation of per share data.

           27.1     Financial data schedule.

        -----------------------------------


           (b) Reports on Form 8-K

            None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HUMAN GENOME SCIENCES, INC.




                                BY:   /s/   MELVIN D. BOOTH
                                   ----------------------------------
                                         Melvin D. Booth
                                         President and Chief Operating  Officer




                                BY:   /s/ STEVEN C. MAYER
                                   ----------------------------------
                                         Steven C. Mayer
                                         Senior Vice President and
                                         Chief Financial Officer




Dated: November 14, 1997

                                  EXHIBIT INDEX





Exhibit                                                              Page Number
-------                                                              -----------

   11.1     Computation of per share data.

   27.1     Financial data schedule.

          -----------------------------------