Form 10-K
period 1997-12-31
HUMAN GENOME SCIENCES INC
filed 1998-03-31
CIK 901219

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

   For the fiscal year ended December 31, 1997 Commission File Number 0-22962

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

                     Common stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's common stock outstanding on February 28, 1998 was 22,361,639.

As of February 28, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $ 576,000,000.*

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Annual Report.

*Excludes 8,805,932 shares of common stock deemed to be held by officers and directors, and stockholders whose ownership exceeds five percent of the shares outstanding at February 28, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K.

GENERAL

     Human Genome Sciences, Inc. (the "Company" or "HGS") is engaged in the research and development of novel, proprietary pharmaceutical and diagnostic products based on the discovery and understanding of the medical utility of genes. Using automated, high-throughput gene sequencing technology, the Company has generated a very large collection of partial human gene sequences, which the Company believes correspond to most of the expressed genes in the human body, and now possesses one of the largest proprietary databases of human and microbial genes. Based on this genomic database, the Company has created a broad base of product opportunities. The Company's activities have progressed to focusing primarily on research and development of therapeutic protein product candidates. In its efforts to identify the most promising product candidates, the Company uses its advanced proprietary bioinformatics system to analyze partial gene sequences and identify the genes corresponding to such partial gene sequences and the proteins encoded by such genes. As of February 28, 1998, the Company has isolated and characterized several thousand full-length genes and expressed and purified more than 200 potential therapeutic proteins. The Company is currently developing two proteins, MPIF-1 and KGF-2, in phase I clinical studies and evaluating a number of additional therapeutic protein product candidates in preclinical studies. In addition, the Company is investigating for development with its collaborators proprietary product opportunities in diagnostics and small molecule drugs based on human genes, as well as vaccines, antibiotics, and diagnostics based on genes of microorganisms.

     The Company has a two-pronged commercialization strategy:

     Product Development and Commercialization. The Company is using its internal capabilities to research and develop recombinant therapeutic proteins, which are proteins that can be produced on a large scale and used as drugs to treat diseases. The Company generally intends to develop potential products to a late preclinical or early clinical stage and then to collaborate with pharmaceutical or biotechnology companies for further development and commercialization. However, the Company may consider developing certain potential products on its own.

     Corporate Collaborations. The Company increases its resources and capabilities by establishing collaborations with pharmaceutical companies for the development and commercialization of new products. The Company believes that these arrangements will enable the Company to focus its internal resources on a select number of promising product candidates while still exploiting the broader product opportunities presented by its genomic database.

     The Company has five collaboration partners in the area of therapeutic and diagnostic products based on its human gene database. The Company's initial collaboration was formed with SmithKline Beecham Corporation ("SmithKline Beecham") in May 1993 (as amended, the "SB Collaboration Agreements"). To date, the Company has received $125 million in payments from SmithKline Beecham and is further entitled to product development milestone payments and royalty payments. In June 1995, the Company and SmithKline Beecham entered into a collaboration agreement with Takeda Chemical Industries, Ltd. ("Takeda"), whereby Takeda was granted certain rights to develop and commercialize products based on the Company's and SmithKline Beecham's human gene technology ("Human Gene
Technology") and an option to develop and commercialize for Japan certain products developed by the Company. In June 1996 the Company entered into a significant amendment (the "SB Amendment") to the SB Collaboration Agreements which, among other things, allows the Company to designate six therapeutic proteins at any one time for exclusive development and commercialization (subject to certain restrictions and co-development rights of its collaborators) and permits the Company and SmithKline Beecham to enter into additional collaboration agreements in the field covered by the SB Collaboration Agreements. In July 1997, the Company entered into another amendment to the SB Collaboration Agreement to streamline the procedures for outlicense of diagnostic products by SmithKline Beecham and to permit the Company to develop and market diagnostic tests to support its own therapeutic products.

     In June and July 1996, the Company and SmithKline Beecham entered into collaboration agreements (the "Additional Collaboration Partner Agreements") with Schering Corporation and Schering Plough, Ltd. (collectively, "Schering Plough"), Synthelabo S.A. ("Synthelabo") and Merck KGaA (collectively, the "Additional Collaboration Partners"). Under the terms of the Additional Collaboration Partner Agreements, $87.5 million of license and research payments is payable to the Company over five years, of which $34.5 million has been received to date. In addition, the Additional Collaboration Partner Agreements provide for milestone and royalty payments with respect to each product developed under these agreements. In exchange, the Additional Collaboration Partners received certain rights to research, develop and commercialize therapeutic products based on the Company's and SmithKline Beecham's Human Gene Technology. Schering Plough and SmithKline Beecham have been granted the right to develop jointly with the Company certain of the therapeutic protein product candidates to which the Company has retained the exclusive development rights.

     The Company also has entered into other collaborative agreements in certain areas where the Company has retained exclusive rights, including: the creation of bacterial vaccines and immunotherapeutics and antimicrobial agents based on genes of infectious agents; and corn genomics. Pursuant to the terms of such collaboration agreements, an aggregate of $29.1 million of license and research payments is payable to the Company over five years, of which $21.1 million has been received to date.

     The Company also has entered into three gene therapy agreements, one with Schering Plough as part of the Additional Collaboration Partner Agreements, and two with early stage gene therapy companies, Vascular Genetics Inc. ("VGI") and Transgene S.A. ("Transgene"). The Company has received equity in VGI and will receive equity in Transgene in connection with granting access to certain genes in its database. In addition, the Company will receive milestone payments and/or royalties. The Company also has certain co-marketing rights to products developed under the Transgene agreement.

     The Company also formed during its early development a collaboration with The Institute of Genomic Research ("TIGR"). Under the collaboration agreement, the Company agreed to provide TIGR with funding totaling $85 million over a ten-year period ending September 2002. In return, the Company was entitled to exclusive intellectual property rights to TIGR's research. In June 1997, the Company and TIGR reached an agreement for the early conclusion of the collaboration, which relieved the Company of all remaining funding obligations, totalling approximately $38 million. In exchange, the Company will forego all intellectual property rights for future work performed at TIGR, but retains all intellectual property rights for work performed up to June 1997.

     The Company vigorously pursues patents to protect its intellectual property. As of February 28, 1998, the Company has twenty issued U.S. patents covering full-length genes and has filed U.S. patent applications covering substantially more than 500 full-length genes and the proteins they encode. The Company makes patent filings outside the United States as it deems appropriate. In addition, the Company has filed patent applications on a substantial number of expressed sequence tags ("ESTs") that represent its large partial gene sequences, although there is substantial uncertainty as to the patentability of partial gene sequences.

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

     The first component of the Human Gene Anatomy Project is the isolation and preparation of a set of cDNA libraries from most normal human tissues. A library is comprised of cDNA derived from samples of mRNA expressed in a particular tissue. The Company's more than 700 libraries reflect the relative abundance of the various mRNAs expressed in each tissue. The Company isolates and purifies individual cDNA fragments from each library for sequence analysis to identify the structure and possible function of genes. The Company sequences a portion of each cDNA, which the Company believes is often sufficient to identify the expressed gene and represents the best method for rapid gene discovery.

     The Company's gene sequencing efforts now focus principally on comparing genes expressed in normal, abnormal, and developmental tissues. The Company uses such information to analyze changes in gene expression associated with development, differentiation and disease processes, such as tumors of the prostate, breast, colon and ovary. Additional areas of planned research include changes in gene expression that occur during the processes of atherosclerosis, asthma, emphysema, restenosis, osteoporosis, psoriasis, arthritis and a number of neurological diseases.

Development of Product Opportunities

     The Company has created an advanced proprietary bioinformatics system to facilitate the selection of genes with potential medical utility. Bioinformatics refers to the use of computers to process, analyze, store and retrieve biological information. The Company believes it has one of the largest sets of human gene sequences, and also uses its computer system to access publicly available gene sequences. The Company's high capacity computer system has been designed for ease of use by research scientists, who readily access the system through desktop computers. The Company's data are also available to scientists at SmithKline Beecham, Takeda, Schering Plough, Synthelabo and Merck KGaA through bioinformatics systems created by the Company and SmithKline Beecham. See " -- Collaborative Arrangements."

     The Company believes that its proprietary bioinformatics system is an important asset for the identification and creation of gene-based product opportunities. The Company's bioinformatics system has several capabilities that facilitate identification of genes with potential medical utility, including gene similarity detection, sequence motif identification, sequence assembly and differential gene expression analysis.

     The Company's primary focus has progressed from identification of genes having potential medical utility to the creation of proprietary product opportunities. Specifically, the Company is now engaged in the identification and development of product candidates, including the isolation and characterization of full-length cDNAs, the purification of proteins encoded by cDNAs of interest, the creation of cell lines that express specific receptors of interest, the mapping of genes of interest, the creation of polyclonal and monoclonal antibodies, the testing of the effects of purified proteins in cell and tissue-based in vitro assays, the study of the effects of purified proteins in small laboratory animals, and the initiation of human clinical trials.

     As of February 28, 1998, the Company has isolated and fully sequenced several hundred full-length cDNAs, purified more than 200 potential therapeutic proteins and mapped more than 250 full-length cDNAs to their chromosomal locations.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts have been organized into the following divisions:

     Gene Discovery Division. The Gene Discovery Division is responsible for preparing biological samples, extracting and amplifying DNA, performing sequencing reactions, managing production information and monitoring sequencing quality. The division manages the operation of 58 automated sequencing machines along with a variety of laboratory robots and other instruments. The division has developed technologies that streamline HGS' efforts to fully sequence genes of interest in a high-throughput fashion.

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

     The Company has commenced a program to identify from its database what it believes to be full-length cDNAs likely to encode potential therapeutic proteins. To date, the Company has identified what it believes to be several thousand secreted proteins. The Company is expressing and evaluating these proteins and assessing their activity using in vitro and in vivo models covering different therapeutic areas.

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

     Microbiology Division. The Microbiology Division is responsible for development of microbial gene sequence information and biological reagents that support HGS' and collaboration anti-infective efforts. For the Company's microbial gene sequencing projects, the division is responsible for preparation and analysis of the microbial genome database. These efforts include obtaining biological samples and preparation of the microbial genome libraries. The group has been involved in the sequencing of several important microbial pathogens, including Streptococcus pneumoniae, Staphylococcus aureus and Enterococcus faecalis. The division also supports internal and collaborative efforts focused on generation of anti-microbial vaccine and immunotherapeutic products.

     Bioinformatics Division. The Company's Bioinformatics Division develops systems for high-volume data capture and analysis to support HGS' research and collaborative efforts. The division applies advanced sequence data analysis techniques to identify candidate genes for biological screening and drug development. Bioinformatics manages database systems for tracking samples and reagents during experimental procedures and sample storage. The division supports collaborative relationships with the delivery of software, databases, training and support. The division also is implementing systems for clinical trial data management and analysis, preparation of drug applications and process control of manufacturing operations.

     Protein Development Division. The purpose of the Protein Development Division is to provide proteins in a form suitable for in vitro and in vivo testing. The Protein Development Division uses bacterial, insect and mammalian expression systems that have been engineered to express abundant amounts of proteins. The Company's therapeutic protein production facilities include 15 bioreactors ranging in capacity from 2 to 100 liters. The Protein Development Division also purifies potential therapeutic proteins, enzymes that may be useful in the discovery of small molecule drugs and bacterial proteins that may be useful as vaccine components. This division also oversees the contract production of cGMP materials by third parties for preclinical qualification and Phase I clinical studies and the construction and operation of a pilot scale production and process development facility, which will be leased from the Maryland Economic Development Corporation ("MEDCO").

     Through February 28, 1998, the Company has produced and purified more than 200 novel human proteins in amounts sufficient to test for activity. In some cases, the Company also provides highly purified proteins to its collaborators for further analysis.

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

     High-Throughput Screening Division. The High-Throughput Screening Division was established in early 1998. This group is responsible for the development and validation of high-throughput screens to access the activity of the Company's therapeutic protein candidates. This division is also responsible for generation of cell-based supernatants that currently represent several thousand individual genes encoding potential secreted proteins. The High-Throughput Screening group works closely with the Gene Discovery and Bioinformatics divisions in development of laboratory information management systems useful for instrumentation control and analysis of test results.

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

     Medical and Regulatory Affairs Divisions. The Medical and Regulatory Affairs Divisions manage all activities necessary for the preparation and submission of regulatory documentation including Investigational New Drug Applications (INDs), Biologics License Applications, and New Drug Applications. The divisions are responsible for developing and implementing clinical and regulatory strategies that will ensure submissions meet U.S. and international regulatory requirements to initiate clinical trials and obtain marketing approvals for products developed by the Company.

     The Quality Assurance (QA) staff, within Regulatory Affairs, is supporting the establishment of current good manufacturing practices (GMPs) for HGS' leased pilot product manufacturing facility. The QA staff provides guidance and assists in creation and implementation of standard operating procedures (SOPs), assures GMP training for facility employees, and maintains documentation of these activities. QA participates in GMP audits of contract vendors.

     INDs are currently active for two therapeutic protein product candidates -- MPIF-1 and KGF-2. Leading physicians and investigators have been identified and consulted for possible new drug indications and for optimizing clinical trial designs related to investigating prevention of chemotherapy-induced damage to myeloid precursors, treatment of surgical and dermal wounds, and mucositis. Clinical investigators have been selected from this group to conduct the clinical trials sponsored by HGS. The data from these studies will be entered into an electronic database and analyzed by HGS medical, regulatory, and statistical staffs. Formal reports of clinical and non-clinical data then will be submitted to the FDA. If the safety and efficacy of the investigational drug for the specified indication are demonstrated by clinical trial data, the Company intends to submit a biologics license or new drug application to the FDA for marketing approval.

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

     Currently, the Company is conducting pre-clinical and clinical development studies on a number of potential therapeutic proteins, including Myeloid Progenitor Inhibitory Factor-1 (MPIF-1), Keratinocyte Growth Factor-2 (KGF-2), and Vascular Endothelial Growth Factor -2 (VEGF-2).

     MPIF-1. MPIF-1 is a member of the chemokine family. The Company has shown that MPIF-1 in in vitro and in vivo studies inhibits the differentiation and growth of bone marrow cells (myeloid progenitor cells) responsible for maintenance of red and white blood cells. Myeloid progenitor cells are destroyed by many forms of cancer chemotherapy resulting in severe leukopenia, thrombocytopenia and anemia. By preventing the growth of myeloid progenitor cells during aggressive cancer chemotherapy, it may be possible to reduce the destruction of these cells allowing the more rapid repopulation of red and white blood cells in the circulation. This, in turn, may reduce the incidence of serious infection, anemia and coagulation disorders associated with cancer chemotherapy. An Investigational New Drug application for MPIF-1 was submitted to the FDA during November of 1997. Clinical trials were initiated in the first quarter of 1998.

     KGF-2. KGF-2 is a member of the Fibroblast Growth Factor superfamily. The Company has shown in in vivo tests that KGF-2 stimulates the growth of epithelial cells. The protein has potential for use in the treatment of topical
(skin) ulcers, surgical and other wounds and burns and possibly other conditions affecting epithelial cells. In addition, KGF-2 may be useful in the treatment of mucositis (frequently a toxicity of cancer chemotherapy) and/or acute renal failure. An Investigational New Drug application for KGF-2 was submitted to the FDA during December of 1997. Clinical trials were initiated in the first quarter of 1998.

     VEGF-2. VEGF-2 is a member of the vascular endothelial/platelet-derived growth factor superfamily. The Company has shown in in vitro studies that VEGF-2 promotes the growth of certain subsets of vascular endothelial cells. In in vivo animal models performed in collaboration with Dr. Jeffrey Isner at the St. Elizabeth's Medical School, VEGF-2 protein and DNA encoding the VEGF-2 gene had been shown to reduce the severity of ischemia in a rabbit hind limb ischemia model.

     As a result of the SB Amendment, in June 1996, the Company obtained the right to designate a limited number of therapeutic protein candidates at any one time for exclusive development and commercialization by the Company, with the right to add additional proteins as products enter clinical trials, are outlicensed or dropped. Schering Plough and SmithKline Beecham have certain co-development rights with respect to these product candidates. Subject to certain limitations, the Company has the right to substitute new proteins for proteins (i) that have been licensed to third parties under procedures set forth in the SB Amendment, (ii) that are the subject of clinical trials or (iii) the rights to which have been surrendered by the Company. See " -- Collaborative Arrangements."

     All of the Company's therapeutic protein product candidates are in the early stages of preclinical and clinical testing. Accordingly, the results of testing to date may not be indicative of results that will be obtained in further preclinical trials or in clinical trials, as applicable. As further results of tests are received, the Company may abandon particular projects which it might otherwise have considered promising. Additionally, there can be no assurance that clinical trials as to any particular product candidate, if commenced, will be successful, or that any product can be successfully commercialized.

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

     Diagnostics. The Company also believes that the genetic data obtained by it could lead to the development of diagnostic tests for diseases. Such diagnostics would likely be focused on four different applications. First, the comparative analysis of genes expressed during the progression of tissues from normal to fully diseased states may permit more accurate staging of diseases, thereby facilitating the diagnosis and treatment of the disease. Proteins expressed by "marker" genes associated with a specific disease can be a starting point in the synthesis of antibodies, the principal components in many diagnostic systems. Second, the Company's genetic data may enable the development of methods to determine individual predisposition to disease. Third, tests could be designed to detect inherited diseases in fetal cells. Fourth, the Company believes that the genetic data obtained from the sequencing of disease-causing microorganisms may allow for the rapid determination of the presence and activity of a particular microorganism in an infected person. The development of diagnostics based on genes identified by the Company is part of SmithKline Beecham's field under the SB Diagnostic Amendment.

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

     Analysis of the total genome of a microorganism should provide a complete picture of all genes encoded by the microorganism. With this information, the Company believes it may be possible to choose protein candidates that may be useful as vaccine components or antigens required for the development of immunotherapeutics. The Company also believes that a high-throughput approach of gene identification may identify new genes capable of producing antibiotics and other useful secondary metabolites.

     The Company, either alone or in collaboration with TIGR, has completed sequencing pathogenicity islands of Escherichia coli and the majority of the DNA comprising the genome of the bacteria of the Staphylococcus aureus, Streptococcus pneumoniae, Enterococcus faecalis, Helicobacter pylori, Borrelia burgdorferi, Haemophilus influenzae, Mycoplasma genitalium and Methanococcus jannaschii. The Company has entered into agreements with MedImmune, Inc. ("MedImmune"), Hoffmann-La Roche Inc. ("Roche") and Pharmacia & Upjohn Company ("Pharmacia") to create vaccines, immunotherapeutic products, and new anti-infectives and antibiotics based on the genomes of many of these organisms. See "-- Collaborative Arrangements." Patent applications have been filed by the Company on these genomes.

     Gene Therapy. The Company believes that its gene discovery technology may identify new genes that can be introduced into the body through the use of gene therapy techniques. Many diseases result when specific proteins are produced in inappropriate quantities, in a defective manner, or not at all. Gene therapy is a novel approach to the treatment of disease in which genes are inserted into a patient's cells for the purpose of inducing these cells to produce therapeutic proteins or to replace defective or missing genes. In other applications, the Company believes that gene therapy may induce cells to secrete proteins that enhance the immune system's ability to recognize and attack a specific disease. Gene therapy might also allow localized delivery of proteins that cannot reach the appropriate site through conventional methods of administration. There are currently no gene therapy products on the market, although a number are undergoing clinical trials. The Company has entered into agreements with Schering Plough, Vascular Genetics Inc., and Transgene S.A., granting them the right to use of the Company's technologies for gene therapy. See "-- Collaborative Arrangements."

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

COLLABORATIVE ARRANGEMENTS

     Agreements with SmithKline Beecham. In May 1993, the Company entered into the SB Collaboration Agreements pursuant to which SmithKline Beecham was granted certain exclusive rights to develop and commercialize therapeutic and diagnostic products within the "SB Field" (as defined below) based on human genes discovered by the Company. Pursuant to the SB Collaboration Agreements, SmithKline Beecham has paid to the Company an aggregate of $125 million, including $55 million which was allocated to the purchase of an aggregate of 1,351,738 shares of common stock.

     In June 1996, the SB Collaboration Agreements were substantially amended (the "SB Amendment"). The SB Amendment allowed the Company and SmithKline Beecham together to enter into collaboration agreements with additional pharmaceutical companies ("Additional Collaboration Partners") in the SB Field (other than diagnostics and animal healthcare in which SmithKline Beecham has generally retained exclusive rights). The "SB Field" is the field of human and animal healthcare, other than gene therapy (excluding gene therapy vaccines), antisense products and the use of genes for synthesizing drugs that were known at the time the SB Collaboration Agreements were executed. In addition, the SB Amendment provides that each of the Company and SmithKline Beecham can independently designate potential therapeutic proteins for its exclusive development and commercialization (e.g., marketing or outlicensing) provided that the designating entity is the first among the Company, SmithKline Beecham and the Additional Collaboration Partners to select the protein and certain research requirements are met prior to such designation. Under the SB Amendment, the Company can designate six therapeutic protein candidates for its exclusive development and commercialization at any one time. Subject to certain limitations, the Company may substitute additional proteins for any of the six proteins designated by the Company (i) which have been licensed by the Company to third parties in accordance with the SB Amendment, (ii) which are the subject of clinical studies by the Company or (iii) the rights to which have been surrendered by the Company. SmithKline Beecham's right to select therapeutic protein candidates during the initial research term of the SB Collaboration Agreements is not limited. In addition, the SB Amendment provides that each of the Company and SmithKline Beecham may independently (i) research, develop and commercialize antibody products directed against antigens derived from the human genome database created by the Company and (ii) identify and use novel molecular targets derived from the human genome database created by the Company to discover and develop small molecule pharmaceutical products, provided that the Company will not initiate screening of such targets for three years from the effective date of the SB Amendment and will not use certain targets subject to agreements with third parties, subject to certain other restrictions. The SB Amendment restricts the Company from entering into collaborations with third parties (other than Additional Collaboration Partners and Takeda) in the SB Field (i) during the initial research term, except with respect to products for which the Company has exclusive development rights and (ii) during the initial research term and for a period thereafter with respect to certain products which are the subject of research plans submitted by SmithKline Beecham or an Additional Collaboration Partner or Takeda prior to the expiration of the initial research term.

     The SB Amendment provides that SmithKline Beecham and the Company will share equally in any license fees and product development milestone payments paid under Additional Collaboration Partner Agreements, and that the Company will receive all royalties and research support payments under such Additional Collaboration Partner Agreements. The SB Collaboration Agreements provide for payments to the Company of royalties on net sales of products based on the Company's patents or technologies within the SB Field ("SB Products") sold by SmithKline Beecham (or its licensees) and milestone payments in connection with the development of SB Products. The Company has an option to co-promote SB
Products sold by SmithKline Beecham, on a country-by-country basis, in the United States, Canada, Mexico and Europe (subject to certain limitations as to rights granted to Takeda and other parties). If the Company develops and markets or outlicenses a product in the SB Field pursuant to its rights under the agreements with SmithKline Beecham, SmithKline Beecham will generally be entitled to royalties or to share in milestone payments and license fees received by the Company from licensees with respect to such products. The Additional Collaboration Partner Agreement with Schering Plough includes an option for Schering Plough to co-develop and co-commercialize up to two products in the SB Field to which the Company has exclusive development and commercialization rights under the SB Collaboration Agreements. The SB Collaboration Agreements include an option for SmithKline Beecham to co-develop and co-commercialize products in the SB Field to which the Company has exclusive development and commercialization rights under the SB Collaboration Agreements and for which Schering Plough has not exercised its option to co-develop and co-commercialize. SmithKline Beecham will also be entitled to royalties on, and an option to co-promote, products outside the SB Field sold by the Company which are based on or incorporate patents or information developed by SmithKline Beecham based on the Human Gene Technology of the Company.

     The initial research term under the SB Collaboration Agreements continues through June 2001. After expiration of the initial research term, the Company will have all rights to the Company's Human Gene Technology, except that SmithKline Beecham will retain rights to the Company's Human Gene Technology pursuant to research plans meeting certain specified criteria submitted prior to expiration of the initial term, Takeda will retain rights granted to it under a license agreement prior to expiration of the initial research term and Additional Collaboration Partners will retain rights granted to them under Additional Collaboration Partner Agreements. See "-- Other Collaborations in the SB Field." SmithKline Beecham has the right to extend the research term for up to five additional years by making certain payments, which would extend the time for submitting research plans as to therapeutic products other than antibody products and therapeutic protein products.

     The Company has agreed that it will make available 35 gene sequencers and related personnel and reagents to sequence genes at the direction of a research committee comprised of representatives of SmithKline Beecham and the Company.

     In July 1997, the SB Collaboration Agreements were further amended with respect to the field of human diagnostic products (the "SB Diagnostic
Amendment"). The SB Diagnostic Amendment streamlined the procedures for outlicense by SmithKline Beecham of diagnostic products based on HGS technology and specified a royalty on diagnostic products sold by SmithKline Beecham or its licensees. The agreement also permits HGS to develop and market diagnostic tests that support its own therapeutic products, if SmithKline Beecham is not already developing and marketing such a diagnostic test. The agreement provides for an initial research term that continues through June 2001, and may be extended by SmithKline Beecham for up to five additional years by making certain payments and provided that the SB Amendment agreement is also extended for a commensurate period of time.

     Other Collaboration Agreements in the SB Field. In June and July 1996, the Company and SmithKline Beecham entered into the Additional Collaboration Partner Agreements with Schering Plough, Synthelabo, and Merck KGaA. Each of the Additional Collaboration Partner Agreements provides the Additional Collaboration Partner the rights and licenses to access and use the Company's Human Gene Technology, as well as biological information developed by the Company and SmithKline Beecham prior to, and in the case of the Company, after the effective date of such Agreement, to discover, develop and commercialize products based upon or derived from such Human Gene Technology in the SB Field (other than diagnostics and animal healthcare). Each Additional Collaboration Partner may also designate, and receive exclusive license rights under the Company and SmithKline Beecham patents and technology to, potential therapeutic protein products for its exclusive development and commercialization, subject, in certain cases, to certain restrictions as to the number of therapeutic protein candidates that can be claimed, and subject to achievement of certain research requirements prior to such designation. Each of the Additional Collaboration Partners is obligated to pay license fees, research payments, and milestone payments in connection with development of products under the agreement and royalties. Each of the Additional Collaboration Partner Agreements is for an initial research term expiring in June 2001. Each Additional Collaboration Partner has the right to extend the term for up to five additional years by making certain payments. The Company cannot enter into additional agreements similar to the Additional Collaboration Partner Agreements without the consent of SmithKline Beecham, Takeda and certain of the Additional Collaboration Partners.

     The Company will be entitled to one-half of all license fees and milestone payments and to all royalties due from each Additional Collaboration Partner. In addition, each Additional Collaboration Partner will make research payments directly to the Company for the duration of the initial research term which continues through June 2001. Aggregate license fees and research payments due under the New Collaborative Partner Agreements are $140 million during the initial research term, of which the Company will be entitled to $87.5 million, payable in equal installments over a five-year period. $34.5 million has been received by the Company as of February 28, 1998.

     The Additional Collaboration Partner Agreement with Schering Plough includes an option for Schering Plough to co-develop and co-commercialize up to two of the Company's products in the SB Field to which the Company has exclusive development and commercialization rights under the SB Collaborative Agreements.

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

     A Collaboration and License Agreement with MedImmune, entered into in July 1995 and amended in March and December 1997, with respect to the development of drugs based upon certain infectious agents sequenced by the Company or TIGR or as to which the Company has licensed the rights. Programs under the agreement with MedImmune include the creation of vaccines and immunotherapeutics for non-encapsulated Haemophilus influenzae, Streptococcus pneumoniae, Escherichia coli, Helicobacter pylori and Borrelia burgdorferi;

     A Research Collaboration Agreement with Pioneer Hi-Bred International, Inc. ("Pioneer"), entered into in January 1996 under which Pioneer was granted certain rights in the field of corn genomics;

     A License Agreement with Roche, entered into in March 1996, under which the Company is responsible for sequencing and assembling the genome of
     Streptococcus pneumoniae, a bacterial pathogen responsible for severe respiratory and other infections and under which Roche received a non-exclusive license to use this information to identify potential new anti-infectives and antibiotics; a similar agreement was entered into in 1997 with respect to the genome of Enterococcus faecalis, a bacterial pathogen which is a major component of hospital-acquired infections;

     A Collaboration and License Agreement with Schering Plough relating to the field of human gene therapy (including gene therapy vaccines to the extent the Company has the right to do so), under which Schering Plough was granted (i) a non-exclusive license to use the Company's Human Gene Technology to conduct research and (ii) an option to obtain an exclusive license to specific genes in the field of gene therapy;

     An agreement entered into in October 1996 with Pharmacia whereby the Company granted to Pharmacia (i) a nonexclusive license to conduct research and to make, use and sell products based on genes of Staphylococcus aureus and the pathogenicity islands of Escherichia coli sequenced by the Company,
     (ii) the right to obtain an exclusive license to certain products and (iii) the right to negotiate to obtain an exclusive license as to certain microbial genomes as to which the Company desires to grant an exclusive license;

     An agreement entered into in November 1996 with OraVax Merieux Co. ("OraVax"), with respect to an exclusive license granted by MedImmune and the Company with respect to use of the Company's and MedImmune's technology for a Helicobacter pylori vaccine;

     An agreement entered into in November 1997 with a newly formed company, Vascular Genetics Inc., whereby the Company granted to Vascular Genetics
     (i) an exclusive license in the field of gene therapy for the Company's vascular endothelial growth factor 2 (VEGF-2) gene, and (ii) an option for up to two additional genes for use as gene therapy drugs to treat vascular disease; in return the Company received 19.9 percent of Vascular Genetics' equity and warrants for the purchase of an additional 5.1 percent interest; other initial investors included St. Elizabeth's Medical Center of Boston, Inc., CATO Holding Company, and Jeffrey M. Isner, M.D.; and

     A Collaboration and License Agreement with Transgene S.A., entered into in February 1998, relating to the field of human gene therapy (including gene therapy vaccines to the extent the Company has the right to do so), under which Transgene was granted the right to license exclusively up to 10 genes; the Company obtained a 10 percent interest in Transgene's equity and certain co-development and co-marketing rights; the agreement is conditional on Transgene's completion of an initial public offering of a specified size and value.

     As of February 28, 1998, the Company had entered into approximately 276 material transfer agreements with 135 academic institutions covering approximately 1,354 gene sequences, cDNAs and proteins. The Company is continuing to negotiate additional material transfer and license agreements. The purpose of these agreements is to expand research and development relating to the Company's gene information by providing academic researchers with proprietary gene sequence information and related materials which enable them to explore the biological activity and potential medical utility of newly discovered human genes. Most of these material transfer agreements grant to the Company a license, with established royalty rates, to any invention resulting from the use of gene sequence information or related materials provided by the Company. A relatively small number of the material transfer agreements signed by the Company provide for an option to license any invention resulting from the use of the Company's gene sequencing information. The Company has not signed a material transfer agreement with an academic institution which does not provide for a license or option to exclusive rights for inventions resulting from use of the Company's information. In addition, TIGR, SmithKline Beecham and Takeda have also entered into material transfer agreements with academic institutions. The Company is also entitled to rights with respect to inventions resulting from use of sequence information and related materials under such arrangements.

     Agreements with TIGR. In October 1992 the Company entered into a Research Services Agreement and an Intellectual Property Agreement with TIGR, a not-for-profit research institute. TIGR initially performed most of the gene sequencing and made the sequences available to the Company. The Company subsequently developed its own gene sequencing capability.

     Pursuant to these agreements, a Lease Funding Agreement entered into in March 1993 and a subsequent agreement entered into in April 1993, the Company had committed to provide an aggregate of approximately $85 million to TIGR over a ten-year period, ending September 2002, of which $70 million consists of a research grant and equipment funding for TIGR's scientific research relating to determining human genes and their functions and uses. Through December 31, 1997, the Company had paid approximately $48 million pursuant to these agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Under  the  Research  Services  Agreement  and  the  Intellectual  Property
Agreement, TIGR was obligated to disclose to the Company all significant developments relating to information or inventions discovered at TIGR, and the Company owned (on a royalty-free basis) all of TIGR's interest in inventions and patent rights arising out of TIGR's research during the term of the agreement (including rights arising from research funded by third parties, except for research funded by certain governmental and not-for-profit organizations as to which the Company has been granted a royalty-bearing, worldwide, perpetual, exclusive license, subject to a non-exclusive royalty-free license retained by such organization).

     In June 1997, the Company and TIGR agreed to an early conclusion of the relationship between the two companies. Accordingly, the parties terminated the prior agreements and entered into a new agreement whereby HGS ceased all future payments to TIGR in return for relinquishing rights to future work done by TIGR. The Company retained rights to inventions and patents arising out of TIGR's research prior to June 1997. TIGR agreed not to enter into commercial agreements for four years on selected therapeutic proteins and associated diagnostic tests in development by HGS, and further agreed to share with HGS any proceeds from all commercial arrangements relating to other human therapeutic proteins completed prior to June 1999. In exchange for this limited non-compete agreement, HGS granted to TIGR and its non-commercial collaborators a research license for its prior work. The new agreement also eliminated certain restrictions that prevented TIGR from publishing sequence information. This agreement relieved HGS of a funding obligation of more than $38 million over the remaining life of the original agreement.

     The Company currently has a sequencing and analysis capacity greater than that of TIGR. The Company believes that, while it benefited from the initial TIGR agreement, termination of the agreement with TIGR will have no material impact on its capacity to sequence and analyze human genes.

     The Human cDNA Database Agreement. In July 1994, the Company, TIGR and SmithKline Beecham reached an agreement to contribute a number of partial cDNA sequences to a database (the "Human cDNA Database") that is accessible to academic scientists and researchers at non-profit institutions that sign access agreements. To date, approximately 160,000 human cDNAs resulting from the collaboration between the Company and TIGR have been contributed to the Human cDNA Database, including 50,000 cDNAs sequenced by the Company. The Human cDNA Database Agreement provides that the Human cDNA Database is not available to persons or entities engaged in commercial activities. In October 1996, TIGR notified SmithKline Beecham and the Company of its decision to terminate the Human cDNA Database Agreement according to its terms, such termination to be effective in April 1997. Upon termination in April 1997, all Company sequences were removed from the database and the remaining TIGR sequences were made publicly available without restriction.

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

     As of February 28, 1998, the Company had filed United States patent applications with respect to substantially more than 500 full-length human genes and their corresponding proteins. The Company has also filed U.S. patent applications with respect to all or portions of the genomes of eight infectious microorganisms and one non-infectious microorganism. As of February 28, 1998, the Company has twenty issued U.S. patents covering full-length human genes. There can be no assurance that the remaining applications covering full-length genes and their corresponding proteins will result in the issuance of any patents. For example, the disclosures in these applications may not be sufficient to meet the statutory requirements for patentability in all cases. Additionally, in view of the substantial number of genes that may be covered by the Company's patent applications, the Company cannot predict what issues may arise in connection with the Company's patent applications or the timing of the grant of patents with respect to genes covered by such patent applications. Moreover, in certain instances, the Company will be dependent upon its collaborators to file and prosecute patent applications.

     The Company also has filed United States patent applications claiming more than 200,000 partial human gene sequences. These applications seek to protect partial human and non-human gene sequences, the full-length gene sequences that include the partial sequences, as well as products derived therefrom and uses therefor. These applications identify possible biological functions for some of the genes based in part on a comparison to genes included in public databases, but do not contain any laboratory or clinical data with respect to such
biological  functions.   There  are  certain  court  decisions  indicating  that
disclosure of a partial sequence may not be sufficient to support the patentability of a full length sequence. In view of these court decisions, as well as the uncertain position of the PTO, the Company believes that there is significant risk that patents will not issue based on patent disclosures limited to partial gene sequences. Finally, even if patents issue on the basis of partial gene sequences, there is uncertainty as to the commercial meaningfulness of the protection that might be provided by any such patents.

     Publication of information concerning genes prior to the time the Company applies for patent protection based on the full-length gene could adversely affect the Company's ability to obtain patent protection with respect to genes identified by it. Washington University has identified genes through partial sequencing pursuant to funding provided by Merck & Co., and has deposited the partial sequences identified in a public database. In January 1997, TIGR, in collaboration with the National Center for Biological Information (NCBI), disclosed full-length DNA sequences (which are reportedly in excess of 35,000 sequences) assembled from partial gene sequences (ESTs) available in publicly accessible databases or sequenced at TIGR. Such disclosures might limit the scope of claims or make unpatentable subsequent patent applications filed by the Company on full-length genes. Moreover, the termination of the Human cDNA Database Agreement in April 1997 and the termination of the prior agreements between the Company and TIGR in June 1997 eliminated limitations on the publication of TIGR sequences as of those dates. While the Company believes that the previous limitations on publication of sequences have generally been sufficient to permit the Company to apply for patent protection on genes in which it is interested in pursuing further research, there can be no assurance that such publication has not and will not affect the Company's ability to obtain patent protection for some genes in which it may have an interest, which, in the case of genes of commercial significance, could have a material adverse effect on the Company. See "-- Collaborative Agreements -- Agreements with TIGR and -- The Human cDNA Database Agreement."

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

     In addition, a small percentage of sequences covered by the Company's patent filings were identified pursuant to research funded by grants from the United States Department of Energy ("DOE"). The DOE has a statutory right under certain circumstances (including inaction on the part of the holder of the patent rights to achieve practical application of the invention or a need to alleviate public health or safety concerns not reasonably satisfied by the holder of the patent rights) to grant to other parties licenses under the patents which may be granted based on research funded by the DOE.

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

     The Company also relies on trade secret protection for its confidential and proprietary information. The Company believes it has developed proprietary procedures for making cDNA libraries and sequencing and analyzing genes. The Company has not sought patent protection for these procedures. Additionally, the Company has developed a substantial database concerning genes identified by it. The Company has taken security measures to protect its data and continues to explore ways to further enhance the security for its data. However, trade secrets are difficult to protect. While the Company has entered into confidentiality agreements with employees and academic collaborators who are provided data or materials under material transfer agreements, there can be no assurance that such data or material will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets. In addition, certain trade secrets important to the Company's business have been developed by, or are in the possession of, TIGR, including information concerning sequencing procedures. Although TIGR also enters into confidentiality agreements with its employees, there is an additional risk that such trade secrets cannot be meaningfully protected.

COMPETITION

     There is a finite number of genes in the human genome, and the Company believes that the great majority of such genes have been identified by the Company or others conducting genomic research and that virtually all will be identified within several years. While the Company's goal has been to identify, establish the utility of and ultimately patent as many genes as rapidly as possible, the Company continues to face substantial competition in these efforts both from entities using high-throughput gene sequencers to discover genes, as well as from entities using more traditional methods to discover genes related to particular diseases. Research to identify genes is also being conducted by various institutes and United States and foreign government-financed entities, including British, French, German and Japanese efforts, as well as numerous smaller laboratories associated with universities or other not-for-profit entities. In addition, a number of pharmaceutical and biotechnology companies and government-financed programs are engaged or have announced the intention to engage in areas of human genome research similar to or competitive with the Company's focus on gene discovery, and other companies are likely to enter the field.

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

     The Company faces significant competition in its product development and commercialization efforts, including competition from pharmaceutical and biotechnology firms, including the Company's collaborators, many of which have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than the Company. In particular, although the Company believes that there are significant product development opportunities for both it and its collaborators based on the Company's gene database, competition exists among the Company and its collaborators to develop and commercialize products. In addition, the Company's competitors may succeed in developing products earlier than the Company, obtaining approvals from the United States Food & Drug Administration (the "FDA") or other regulatory agencies for such products more rapidly than the

Company, or developing products that are more effective than those proposed to be developed by the Company. Similarly, while the Company through royalties and co-payment arrangements will share any success of its collaborators in identifying and commercializing products, they face similar competition from other competitors who may succeed in developing products more quickly, or developing products that are more effective, than those developed by such collaborators. Certain of these competitors may be further advanced than the Company in developing potential products that may compete with potential products of the Company. There can be no assurance that research and development by others will not render the products that the Company or its collaborators may seek to develop obsolete or uneconomical or result in treatments, cures or diagnostics superior to any therapy or diagnostic developed by the Company or its collaborators, or that any therapy or diagnostic developed by the Company or its collaborators will be preferred to any existing or newly developed technologies.The Company expects that competition in this field will intensify.

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

     In addition, any gene therapy products (which is one of the areas in which the Company may develop products) developed by the Company will require regulatory approvals prior to clinical trials and additional regulatory approvals prior to commercialization. New human gene therapy products are subject to extensive regulation by the FDA (CBER) and comparable agencies in other countries. Currently, each clinical protocol is reviewed by the FDA and, in some instances, the NIH, on a case-by-case basis. The FDA and the NIH have published a "Points to Consider" guidance documents, with respect to the development and submission of gene therapy protocols.

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

     Preclinical studies can take several years to complete, and there is no assurance that an IND based on such studies will ever become effective so as to permit clinical testing to begin. A 30-day waiting period after the receipt of each IND is required by the FDA prior to the commencement of initial clinical testing. If the FDA has not commented on or questioned the IND within this 30-day period, initial clinical studies may begin, although companies often obtain affirmative FDA approval before beginning such studies. If the FDA has comments or questions, it places the studies on clinical hold and the questions must be answered to the satisfaction of the FDA before the initial clinical testing may begin.

     In order to commercialize pharmaceutical products, the Company or its collaborator must sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy and, for a biologic product, the potency, which are necessary to obtain FDA approval of any such products. For Company or collaborator-sponsored INDs, the Company or its collaborator will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects, and may take from six months to over a year. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to gather the additional information for proper dosage and labeling of the drug and demonstrate its safety and effectiveness. Clinical trials generally take two to five years, but may take longer, to complete. Recent regulations promulgated by the FDA may shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases which lack available alternative treatments.

     The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. If the FDA imposes a clinical hold, clinical trials may not recommence without prior FDA authorization and then only under terms authorized by the FDA. The IND process can thus result in substantial delay and expense. Human gene therapy products (which is one of the areas in which the Company is seeking to develop products) are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy and potency of human gene therapy products, or that the clinical data generated in these studies will be acceptable to the FDA to support marketing approval.

     After completion of clinical trials of a new drug or biologic product, FDA marketing approval must be obtained. If the product is regulated as a biologic, CBER will require the submission and approval, depending on the type of biologic, of either a Biologic License Application or, in some cases, a Product License Application and an Establishment License Application before commercial marketing of the biologic. If the product is classified as a new drug, the Company must file a New Drug Application ("NDA") with CDER and receive approval before commercial marketing of the drug. The NDA or BLA must include results of product development, preclinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all. In the past, NDAs and BLAs submitted to the FDA have taken, on average, two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and require additional clinical studies. Even if FDA regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness.

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

     The Company currently is conducting clinical development activities with respect to MPIF-1 and KGF-2. The Company is conducting preclinical trials with respect to other proteins and expects to continue to conduct preclinical and clinical studies with respect to additional potential products, as permitted under its collaboration agreements. Accordingly, the Company is beginning to incur significant expenses with respect to its preclinical and clinical development activities. There can be no assurance that the preclinical or clinical trials will lead to the successful development of any products for the Company, and as further studies are conducted, the Company may choose to abandon particular projects which it might have previously considered promising.

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

     In January 1997, the NIH-Department of Energy Task Force on Genetic Testing issued proposed recommendations including increased monitoring of genetic disorders, and tracking of people with positive and negative test results, by CDC; establishment (under the Clinical Laboratory Improvement Amendments of
1988) of national program for the accreditation of laboratories performing genetic testing, based on quality assurance, proficiency testing, and on-site inspections; and additional regulation by the FDA. The Task Force's proposed recommendations, if adopted and implemented, would significantly increase federal regulation of genetic tests, whether provided as a product or service, beginning with their manufacture and continuing through their marketing and use.

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

     Other. In addition to the foregoing, the Company's business is and will be subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act. These and other laws govern the Company's use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by its operations. The Company believes that it is in material compliance with applicable environmental laws and that its continued compliance therewith will not have a material adverse effect on its business. The Company cannot predict, however, whether new regulatory restrictions on the production, handling and marketing of biotechnology products will be imposed by state or federal regulators and agencies or whether existing laws and regulations will not adversely affect it in the future.

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

     The Company has contracted for the manufacture of therapeutic proteins for preclinical testing and clinical development from a single supplier. The Company will be dependent on this company for its supply of therapeutic proteins until it is able to produce therapeutic proteins at its own facility currently under construction (see Item 2: Properties). Any failure or delay in supplying therapeutic proteins could affect the timing of preclinical tests and clinical trials and could delay submission of products for regulatory approval.

MANUFACTURING AND MARKETING

     The Company has developed in-house capabilities for the production and purification of recombinant proteins for use in its research activities, but does not currently have any manufacturing facilities capable of supplying materials suitable for clinical trials or for commercial sale or any experience in manufacturing materials suitable for clinical trials or for commercial sale. Currently, the Company relies on a third party for production of certain of its therapeutic proteins for use in pre-clinical and early clinical development. The Company will depend on such third party to comply with current good manufacturing practices ("cGMPs") and other regulatory requirements and to deliver materials on a timely basis, however there can be no assurance that such party will perform. Any failures by the third party may delay clinical trial development or the submission of products for regulatory approval, or otherwise impair the Company's competitive position, which could have a materially adverse effect on the Company's business.

     During 1997, the Company designed and the Maryland Economic Development Corporation ("MEDCO") began construction of a process development and production facility for the preparation of clinical trial quantities of its therapeutic proteins in compliance with cGMP requirements. The facility will comprise approximately 80,000 square feet and is located in the Johns Hopkins Belward Research Campus near the Company's offices and research laboratories. Construction is expected to be completed in December 1998. After construction, the facility must be validated and inspected by the FDA to determine compliance with cGMP requirements. The facility has been designed to allow for the production and purification of multiple recombinant proteins. The Company intends to use the facility for production of preclinical and clinical supplies of its therapeutic proteins and for process development and scale-up. A delay in completion and/or validation of the facility could adversely affect the cost and timing of clinical trials and could delay submission of products for regulatory approval. The Company has entered into a long term lease arrangement with MEDCO for the facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity."

     The Company's long range plan is to establish additional manufacturing capabilities to allow it to meet its full commercial manufacturing requirements. However, the Company may contract with third party manufacturers or may develop products with partners and take advantage of the partner's manufacturing capabilities. There can be no assurance that the Company will be able to successfully establish manufacturing capabilities and manufacture its products economically or in compliance with cGMPs and other regulatory requirements.

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

EMPLOYEES

     As of February 28, 1998, the Company had 353 full-time employees, of whom 301 were in research and development, including 63 scientists holding doctorate degrees. The Company anticipates hiring approximately 100 additional employees during the next twelve months. The additional staff is expected to include additional research and development staff, pilot plant personnel, and medical and regulatory affairs staff. None of the Company's employees is covered by collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company currently leases approximately 169,000 square feet of laboratory and office space in six buildings in Rockville, Maryland. This includes approximately 120,000 square feet of laboratory space and approximately 49,000 square feet of administrative office space. In addition, the Company has entered into a long term lease for a process development and manufacturing facility. Construction recently began on the 80,000 square foot facility which is being built to the Company's specifications on a site near the Company's headquarters and research and development laboratories. When completed, the facility will be used to produce clinical trial quantities of its lead product candidates.

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


                                    1997             HIGH              LOW
                           --------------            --------          ---------
                           First Quarter             $ 48              $ 32 1/2

                           Second Quarter              39 1/4            30 3/4

                           Third Quarter               43 1/2            30 1/2

                           Fourth Quarter              45 1/4            38 1/8

                                    1996             HIGH              LOW
                           --------------            --------          ---------
                           First Quarter               49 3/4            31 1/2

                           Second Quarter              48 1/4            32 1/2

                           Third Quarter               39 1/2            24 3/4

                           Fourth Quarter              43 1/4            34 3/4


As of February 28, 1998, there were approximately 502 holders of record of the Company's common stock. No cash dividends have been paid on the common stock to date.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of the Company for the years ended December 31, 1997, 1996 and 1995, and as of December 31, 1997 and 1996 have been derived from the audited financial statements included elsewhere herein and should be read in conjunction with such financial statements and the accompanying notes. The following selected financial data of the Company for the years ended December 31, 1994 and 1993, and as of December 31, 1995, 1994 and 1993 have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "ITEM 1. BUSINESS."

                                                                    YEARS ENDED DECEMBER 31,
                                                   1997           1996            1995           1994          1993
                                             ------------------------------ ---------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
          STATEMENT OF OPERATIONS DATA:
           Revenue-research and
             development collaborative
             contracts....................      $25,605        $ 36,460        $  5,000       $41,065       $22,000
           Costs and expenses:
             Research and development:
                Direct expenditures.......       39,893         30,409           22,904        17,636         7,611
                Payments under research
                  services agreement......        6,247         10,063           10,075         9,662         8,989
                                                --------      --------         --------       -------       -------
             Total research and
                  development.............       46,140         40,472           32,979        27,298        16,600
             General and administrative...       11,113          9,639            8,745         6,840         3,998
                                                -------       --------         --------       -------       -------
           Total cost and expenses........       57,253         50,111           41,724        34,138        20,598
                                                -------       --------         --------       -------       -------
             Income (Loss) from operations      (31,648)       (13,651)         (36,724)        6,927         1,402
           Net interest income                   10,500          6,092            4,005         2,813            390
                                                 -------       ---------        --------       -------      -------

           Income (loss) before taxes.....      (21,148)        (7,559)         (32,719)        9,740         1,792
           Provision for (benefit) from
             income taxes.................          245            208           (1,651)        2,436            (2)
                                                -------       --------         --------       -------       --------
           Net income (loss)..............     $(21,393)      $ (7,767)        $(31,068)      $ 7,304       $ 1,794
                                               ========       ========         ========       =======       =======
           Net income (loss) per share....     $  (0.99)(1)   $  (0.42)(1)     $  (1.98)(1)   $  0.47(1)    $  0.15(1)
                                               ========       ========         ========       =======       =======
           Net income (loss) per share
             assuming dilution............    $(0.99)(1)      $  (0.42)(1)     $  (1.98)(1)   $  0.47(1)    $  0.14(1)
                                              ==========      ========         ========       =======       =======

                                                                     AS OF DECEMBER 31,
                                                 ---------------------------------------------------------
                                                   1997          1996         1995         1994       1993
                                                 --------     ----------   ----------   ---------- -------
                                                                        (IN THOUSANDS)
                BALANCE SHEET DATA:
                Cash, cash equivalents and
                  investments................    $205,212      $ 116,116    $ 105,462   $ 76,002   $  69,478
                Total assets.................     236,232        140,117      126,963     95,543      82,450
                Total debt and capital leases,
                  less current portions......       2,224          2,954        4,332      5,346      1,338
                Retained earnings (deficit)..     (55,522)       (34,129)     (26,362)     4,706     (2,598)
                Total stockholders' equity...     223,254        128,521      115,606     83,785     75,929



--------------------------------------------------------------------------------
(1) The net loss per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net loss per share and the impact of Statement No. 128, see Notes B and O of the notes to the Company's financial statements included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company initially focused its efforts on developing proprietary processes for automating the gene discovery process, establishing collaborative arrangements, and establishing and expanding its pre-clinical research and development capabilities. The Company's activities are currently focused on research and development of novel, proprietary pharmaceutical and diagnostic products based on the discovery and understanding of the medical utility of genes.

     The Company has not received any product sales revenue or royalties from product sales and does not anticipate revenues from product sales or from royalties on product sales in the next several years. Through December 31, 1997, the Company had received (i) $70 million in revenue and $55 million in equity payments pursuant to the SB Collaboration Agreements, (ii) payments from the Additional Collaboration Partners of $34.0 million and (iii) an aggregate of $23.1 million from other collaborators, including $11.0 million from Pioneer Hi-Bred International, Inc. ("Pioneer"), $3.0 million from F. Hoffmann-La Roche ("Roche"), $6.0 million from Pharmacia & Upjohn Company ("Pharmacia"), $1.1 million from OraVax Merieux Co. and Merieux OraVax S.N.C. (collectively, "OraVax") and $2.0 million from Schering Plough (in addition to certain payments received from Schering Plough pursuant to the Additional Collaboration Partner Agreements). Pursuant to the terms of such collaboration agreements, the Company expects to receive license fees and research payments of $63.5 million in the aggregate over the next three years. See "Business -- Collaborative Arrangements."

     The Company expects that its revenue sources for at least the next several years may be limited to interest income, payments under various collaboration agreements, payments from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements. The Company expects to continue to incur substantial expenses relating to its research and development efforts, which are expected to increase relative to historical levels as the Company focuses on preclinical and clinical trials required for the development of therapeutic protein product candidates. As a result, the Company expects to incur continued and increasing losses over the next several years unless it is able to realize additional revenues under existing or new collaboration agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

     On March 2, 1998, the Company signed a ten year agreement with Transgene S.A. ("Transgene"), based in Strasbourg, France, to develop gene therapy products. Under the terms and conditions of the agreement, Transgene will have the right to exclusively license, and sublicense, up to 10 genes and to develop, manufacture and commercialize any resulting gene therapy products worldwide. The two companies may also choose to co-develop and co-market the identified new gene therapy products, and, in such case, commercialization rights will be held by the Company for North America and by Transgene for Europe and will be shared equally for the rest of the world's markets. Transgene will pay an initial licensing fee and research funding in an amount equal to the proceeds to Transgene from the Company's purchase of a 10% interest in Transgene. The value of the 10% interest based on the anticipated close of Transgene's Initial Public Offering (currently in process) would be approximately $25 million. Additional payments to the Company are dependent upon the number of genes which Transgene licenses and the accomplishment of certain milestones. Royalties on future product sales and partnering revenues will be paid by Transgene to the Company. On co-marketed products, the Company and Transgene will pay reciprocal royalties.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues. The Company had revenues of $25.6 million and $36.5 million for the years ended December 31, 1997 and December 31, 1996, respectively. The 1997 revenue consisted of $4.1 million in license fees and research payments from collaborations with Pioneer and Roche, $12.0 million in annual license fees and additional payments from collaborations with Schering Plough and Synthelabo, $5.5 million in annual license fees and additional payments pursuant to a collaboration agreement with Merck, and $4.0 million in license fees from collaborations with Pharmacia, MedImmune and OraVax. The 1996 revenue consisted of $6.9 million for the achievement of the third milestone ("Milestone III") under the SB Collaboration Agreements, $10.0 million in license fees and research payments from collaborations with Pioneer and Roche, $12.0 million in annual license fees and additional payments from collaborations with Schering Plough and Synthelabo, $5.5 million in annual license fees and additional payments pursuant to a collaboration agreement with Merck, and $2.1 million in license fees from collaborations with Pharmacia, MedImmune and OraVax.

     Expenses. Research and development expenses increased to $46.1 million for the year ended December 31, 1997 from $40.5 million for the year ended December 31, 1996. The increase resulted primarily from significant expansions in the Company's cell biology, protein expression and pharmacology departments, the production of clinical trial quantities of the Company's first two therapeutic product candidates and the formation of a medical affairs department to manage clinical trials. Expenses will continue to increase in support of research and development of potential products by the Company and in support of the new collaborations.

     General and administrative expenses increased to $11.1 million for the year ended December 31, 1997 from $9.6 million for the year ended December 31, 1996. The increase resulted primarily from significantly higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins discovered by the Company. Patent expenses will continue to increase significantly as additional applications are filed and existing applications are prosecuted in the United States and internationally. Interest income was significantly higher for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to higher cash balances.

     Net Income (Loss). The Company recorded a net loss of $21.4 million, or $0.99 per share, for the year ended December 31, 1997 compared to a net loss of $7.8 million, or $0.42 per share, for the year ended December 31, 1996. The difference in results for the year ended December 31, 1997 and 1996 is primarily due to the lower collaboration partner payments during the year ended December 31, 1997 and higher expenses, which were partially offset by higher interest income.

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Revenues. The Company had revenues of $36.5 million and $5.0 million for the years ended December 31, 1996 and December 31, 1995, respectively. The 1996 revenue consisted of $6.9 million for the achievement of Milestone III under the SB Collaboration Agreements, $10.0 million in license fees and research payments from collaborations with Pioneer and Roche entered into in the first quarter of 1996, $12.0 million in annual license fees and additional payments from collaborations with Schering Plough and Synthelabo entered into in the second quarter of 1996, $5.5 million in annual license fees and additional payments pursuant to a collaboration agreement entered into with Merck in July 1996, and $2.1 million in license fees from collaborations with Pharmacia, MedImmune and OraVax entered into in the fourth quarter of 1996. The 1995 revenue consisted of $5.0 million from Takeda for an option and license agreement to commercialize certain future products of the Company in Japan.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $196.9 million at December 31, 1997 as compared to $110.8 million at December 31, 1996. The increase resulted from the sale in March 1997 of 3,192,750 shares of common stock at a public offering price of $37.00 per share for which the Company received net proceeds of $112.0 million, which was partially offset by the net loss generated during the year, capital expenditures, and payments on capitalized leases.

     The Company expects to continue to incur substantial expenses relating to its research and development efforts, which expenses are expected to increase relative to historical levels as the Company focuses on preclinical and clinical trials required for the development of therapeutic protein product candidates. At December 31, 1997, the Company had outstanding commitments for construction and equipment purchases totaling approximately $353,000.

     The Company expects that its existing funds, interest income, and committed license fees and research payments from the Additional Collaboration Partners and under existing collaboration agreements will be sufficient to fund the Company's operations for the foreseeable future. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including scientific progress in its research and development programs (including its preclinical and clinical product development activities), paper, the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

     The Company entered into a 20 year lease for a process development and production facility being built to the Company's specifications. Annual base rent in the amount of $2.2 million is expected to begin January 1, 1999, the anticipated completion date of the facility.

     As of December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $51 million which expire, if unused, by the year 2012. The Company also has available research and development tax credit carryforwards of approximately $6.8 million, the majority of which will expire, if unused, by the year 2012.

     The Company's funds are currently invested in U.S. Treasury and government agency obligations and high grade corporate debt securities and commercial paper investment-grade commercial paper and interest-bearing securities. Such investments reflect the Company's policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with the emphasis on safety, liquidity and preservation of capital.

     Recently, national attention has focused on the potential problems and costs resulting from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities. While the Company believes that its internal software applications are Year 2000 compliant, there can be no assurance until the year 2000 that all systems will function adequately. Further, if the software applications of others on whose services the Company depends are not Year 2000 compliant, such noncompliance could have a material adverse effect on the Company.

RECENT PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income," which is required to be adopted in the year ended December 31, 1998 consolidated financial statements. SFAS 130 requires that an enterprise (a) classify items of comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statement of Stockholders' Equity. The Company does not expect the adoption of SFAS 130 to be material to its financial condition and results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounts Standards No. 131 ("SFAS 13l"), "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted in the year ended December 31, 1998 consolidated financial statements. SFAS changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The disclosures for segment information in the consolidated financial statements is not expected to be material to its financial condition and results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain   statements   contained  in  "Item  1.   Business"  and  "Item  7.
Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements concerning future collaboration agreements, royalties and other payments under collaboration agreements, and product development and sales and other statements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward looking statements as a result of risks and uncertainties, including but not limited to, the following: the scientific progress of the Company in its research and development programs; the magnitude of these programs; the ability of the Company to establish additional collaborative and licensing arrangements; the extent to which the Company engages in clinical development of any products on its own; the scope and results of pre-clinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; and whether conditions to milestone payments are met and the timing of such payments, and other risks and uncertainties detailed elsewhere herein and from to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item are set forth here in on pages F-1 - F-20.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The Company incorporates herein by reference the information concerning executive compensation contained in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1998 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this Annual Report:

(1)       Index to Financial Statements

                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
               Report of Ernst & Young LLP, Independent Auditors........................    F-2

               Balance Sheets at December 31, 1997 and 1996.............................    F-3

               Statements of Operations for the years ended December 31, 1997, 1996 and
                   1995.................................................................    F-4

               Statements of Stockholders' Equity for the years ended December 31,
                   1997, 1996 and 1995..................................................    F-5

               Statements of Cash Flows for the years ended December 31, 1997, 1996 and
                   1995.................................................................    F-6

               Notes to Financial Statements............................................    F-7


(2)     Financial Statement Schedules

        Financial statement schedules are omitted because they are not required.

(3)     Exhibits
Exhibit No.
-----------

  3.1* Restated Certificate of Incorporation (Fifth) of the Registrant (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

  3.2* By-laws of the Registrant (Filed as Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

  3.3 Certificate of Amendment of the Certificate of Incorporation of Registrant

  4.1*   Form of Common Stock certificate.

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

 10.5*+ Amendment to HGS-SB Collaboration Agreement (Therapeutic Protein Amendment), effective December 23, 1994, between the Registrant and SmithKline Beecham (Filed as Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

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

 10.13*+ Therapeutic  Collaboration  and  License  Agreement  by and among Human
         Genome Sciences, Inc., Schering Corporation, Schering Plough Ltd., and SmithKline Beecham Corporation dated June 28, 1996. (Filed as Exhibit
         10.3 to the Registrants 10-Q filed August 14, 1996 and incorporated herein by reference).

 10.14*+ Gene  Therapy  Collaboration  and License  Agreement by and among Human
         Genome Sciences, Inc., Schering Corporation, and Schering Plough Ltd., June 28, 1996. ( Filed as Exhibit 10.4 to the Registrants 10-Q filed August 14, 1996 and incorporated herein reference).

 10.15*+ Collaboration and License Agreement by and among Human Genome Sciences,
         Inc. SmithKline Beecham Corporation and Synthelabo dated June 30, 1996. (Filed as Exhibit 10.5 to the Registrants 10-Q filed August 14, 1996 and incorporated herein by reference).

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

 10.20*+ Research  Collaboration  Agreement,  dated  January 19,  1996,  between
         Registrant and Pioneer Hi-Bred International, Inc. ("Pioneer"). (Filed as Exhibit 10.15 to the Registrants Form 10-K filed March 31,1996 and incorporated herein by reference).

 10.21*+ License  Agreement  between  Registrant and F. Hoffmann-La  Roche, Ltd.
         ("Roche"). (Filed as Exhibit 10.16 to the Registrants Form 10-K filed March 31,1996 and incorporated herein by reference).

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

 10.31*+ Second  Amendment  to the Human cDNA  Database  Agreement  between  the
         Registrant and SmithKline Beecham Corporation and the Institute for Genomic Research dated as of April 14, 1995 (Filed as Exhibit 10.87 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

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

 10.38* Master Lease Agreement, dated January 31, 1993, between the Registrant and Comdisco, Inc. (Filed as Exhibit 10.29 to the Registrant's Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993 and incorporated herein by reference).

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

 10.44* Employment Agreement, dated February 25, 1997, with William A. Haseltine, Ph.D. (Filed as Exhibit 10.44 to the Registrant's Form 10 K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

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

 10.62*+ Agreements between the Registrant and Perkin-Elmer Corporation (Filed as Exhibit 10.48 to the Registrant's Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993 and incorporated herein by reference).

 10.63* $4,000,000 Maryland Industrial Development Financing Authority Taxable Variable Rate Demand Economic Development Revenue Bonds dated December 21, 1994 (Filed as Exhibit 10.90 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

 10.64*+ HGS/TIGR  Agreement  dated June 20, 1997 (Filed as Exhibit  10.1 to the
         Registrant's Form 10-Q filed August 14, 1997 and incorporated herein by reference).

 10.65*+ Amendment to SmithKline Beecham Corporation and SmithKline Beecham p.l.c. and Human Genome Sciences, Inc. Collaboration Agreement dated July 24, 1997 (Filed as Exhibit 10.2 to the Registrant's 10-Q filed August 14, 1997 and incorporated herein by reference).

 10.66++ Gene Therapy  Collaboration  and License Agreement between Human Genome
         Sciences, Inc. and Transgene S.A., dated February 25, 1998.

 10.67 Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc., dated December 1, 1997.

 23.1    Consents of Ernst & Young LLP, Independent Auditors.

 27      Financial Data Schedule.

-------------------------------------------------------------------------------

 *  Incorporated by reference.

 + Confidentiality treatment has been granted by the Commission. The copy filed as an exhibit omits the information subject to the confidentiality request.

 ++ Confidentiality treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.

b)       Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

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

Dated:  March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:


Signature                                                        Title                                 Date
---------                                                        -----                                 ----
/S/William A. Haseltine Ph.D.                          Chairman of the Board and Chief            March 31, 1998
--------------------------------------                 Executive Officer (principal executive
William A. Haseltine, Ph.D.                            officer)


/S/Melvin D. Booth                                     President, Chief Operating Officer         March 31, 1998
-----------------------------------------------        Director
Melvin D. Booth


/S/Craig A. Rosen, Ph.D.                               Senior Vice President, Research and         March 31, 1998
-----------------------------------------------        Development and Director
Craig A. Rosen, Ph.D.


/S/Steven C. Mayer                                     Senior Vice President and                  March 31, 1998
-----------------------------------------------        Chief Financial Officer(principal
Steven C. Mayer                                        financial and accounting officer)


/S/Robert A. Armitage                                  Director                                   March 31, 1998
-----------------------------------------------
Robert A. Armitage


/S/James Cavanaugh, Ph.D.                              Director                                   March 31, 1998
-----------------------------------------------
James Cavanaugh, Ph.D.


/S/Jurgen Drews, M.D.                                  Director                                   March 31, 1998
-----------------------------------------------
Jurgen Drews, M.D.


/S/Beverly Sills-Greenough                             Director                                  March 31, 1998
-----------------------------------------------
Beverly Sills-Greenough



/S/Robert Hormats                                      Director                                  March 31, 1998
-----------------------------------------------
Robert Hormats


/S/Donald D. Johnston                                  Director                                  March 31, 1998
-----------------------------------------------
Donald D. Johnston


/S/Max Link, Ph.D.                                     Director                                  March 31, 1998
-----------------------------------------------
Max Link, Ph.D.


/S/Alan G. Spoon                                       Director                                  March 31, 1998
-----------------------------------------------
Alan G. Spoon


/S/James Barnes Wyngaarden, M.D.                       Director                                  March 31, 1998
-----------------------------------------------
James Barnes Wyngaarden, M.D.


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                         Number
                                                                         ------
Report of Ernst & Young LLP, Independent Auditors........................ F-2

Balance Sheets at December 31, 1997 and 1996............................. F-3

Statements of Operations for the years ended
 December 31, 1997, 1996 and 1995........................................ F-4

Statements of Stockholders' Equity for the years ended

December 31, 1997, 1996 and 1995......................................... F-5

Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995........................................ F-6

Notes to Financial Statements............................................ F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland

We have audited the accompanying balance sheets of Human Genome Sciences, Inc. as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human Genome Sciences, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Vienna, Virginia
February 23, 1998

                           HUMAN GENOME SCIENCES, INC.

                                 BALANCE SHEETS

                                                                                               December 31,
                                                                                        ---------------------------
                                                                                           1997          1996
                                                                                        ------------ --------------
ASSETS                                                                                  (dollars in thousands, except
------                                                                                 for share and per share amounts)
Current assets:
     Cash and cash equivalents.....................................................     $  44,346        $  27,341
     Short-term investments........................................................       160,866           88,775
     Prepaid expenses and other current assets.....................................         2,120            2,935
                                                                                        ------------ --------------
         Total current assets......................................................       207,332          119,051

Property, plant and equipment (net of accumulated depreciation and amortization)...        20,647           18,031
Restricted investments.............................................................         6,582            1,705
Other assets.......................................................................         1,671            1,330
                                                                                        ------------ --------------
         TOTAL.....................................................................      $236,232         $140,117
                                                                                        ============ ==============

LIABILITIES
-----------

Current liabilities:
     Current portion of long-term debt.............................................     $     444      $      444
     Accounts payable and accrued expenses.........................................         4,656           3,361
     Accrued payroll and related taxes.............................................         2,077           1,120
     Current obligation under capital leases.......................................           223             811
     Deferred revenues.............................................................         3,020           2,537
                                                                                        ------------ --------------
         Total current liabilities.................................................        10,420           8,273
Long-term debt, net of current portion.............................................         2,224           2,668
Obligations under capital leases, net of current portion...........................             0             286
Other liabilities..................................................................           334             369
                                                                                        ------------ --------------
         TOTAL.....................................................................        12,978          11,596

Commitments and other matters......................................................             -               -

STOCKHOLDERS' EQUITY
---------------------

Common stock - $.01 par value; shares authorized - 50,000,000; shares issued -
     22,313,504 and 18,784,382 at December 31, 1997 and 1996, respectively.........           223             188

Additional paid-in capital.........................................................       278,626         162,583

Unearned portion of compensatory stock.............................................          (121)             -
Unrealized gain (loss) on investments available for sale...........................            48            (121)
Retained deficit...................................................................       (55,522)        (34,129)
                                                                                        ------------ --------------
         Total stockholders' equity................................................       223,254         128,521
                                                                                        ------------ --------------
         TOTAL.....................................................................      $236,232        $140,117
                                                                                        ============ ==============


   The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31,
                                                                 -------------------------------------------------
                                                                      1997           1996              1995
                                                                 --------------- --------------  ------------------
                                                                     (dollars in thousands, except for share
                                                                              and per share amounts)
Revenue - research and development collaborative contracts.....  $      25,605   $    36,460     $        5,000

Costs and expenses:
     Research and development:
         Direct expenditures...................................         39,893        30,409             22,904
         Payments under research services agreement............          6,247        10,063             10,075
                                                                 --------------- --------------  -----------------
            Total research and development.....................         46,140        40,472             32,979

General and administrative.....................................         11,113         9,639              8,745
                                                                 --------------- --------------  -----------------

         Total costs and expenses..............................         57,253        50,111             41,724
                                                                 --------------- --------------  -----------------
Income (loss) from operations..................................        (31,648)      (13,651)           (36,724)

Interest income................................................         10,889         6,462              4,555

Interest expense...............................................           (389)         (370)              (550)
                                                                 --------------- --------------  -----------------
Income (loss) before taxes.....................................        (21,148)       (7,559)           (32,719)

Provision for (benefit) from income taxes:
     Current...................................................            245           208             (1,651)
                                                                 --------------- --------------  -----------------

Net Income (Loss)..............................................  $    (21,393)   $    (7,767)    $      (31,068)
                                                                 =============== ==============  =================

Basic and diluted net income (loss) per share..................  $      (0.99)   $     (0.42)    $        (1.98)
                                                                 =============== ==============  =================

Weighted average shares outstanding basic and diluted..........    21,525,283     18,630,986         15,723,144
                                                                 =============== ==============  =================



   The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                    (DOLLARS IN THOUSANDS, EXCEPT FOR SHARES)

                                                                                      Unrealized
                                       Common Stock                   Unearned      Gain (Loss)
                                  ----------------------              Portion of         on
                                  Number                  Additional  Compensatory   Investments     Retained
                                    Of                     Paid-In     Stock and      Available      Earnings
                                  Shares      Amount       Capital      Warrants       for Sale     (Deficit)     Total
-------------------------------------------- -----------  ---------- --------------- -------------  ----------- -----------
Balance - December 31, 1994      14,846,009  $    148     $ 80,729    $  (1,584)     $     (214)     $  4,706   $  83,785
Exercise of options                 113,691         1          932            -               -             -         933
Warrants exercised by lessor        216,330         2           (2)           -               -             -           -
Warrants exercised                    7,499         -            1            -               -             -           1
Issuance of common stock
  pursuant to public offering
  (net of expenses)               3,048,402        31       60,964            -               -             -      60,995

Compensatory stock and warrants
  earned                                  -         -            -          699               -             -         699
Net loss                                  -         -            -            -               -       (31,068)    (31,068)
Unrealized gain on investments            -         -            -            -             261             -         261
                                 ----------- -----------  ---------- --------------- -------------  ----------- -----------
Balance - December 31, 1995      18,231,931       182      142,624         (885)             47       (26,362)    115,606
Exercise of options                 193,752         3        1,897            -               -             -       1,900
Warrants exercised by lessor         17,431         -            -            -               -             -           -
Warrants exercised                    2,203         -            -            -               -             -           -

Issuance of common stock in
  connection with SB Milestone
  III                               339,065         3       18,062            -               -             -      18,065
Compensatory stock and warrants
earned                                    -         -            -          885               -             -         885
Net loss                                  -         -            -            -               -        (7,767)     (7,767)
Unrealized (loss) on investments          -         -            -            -            (168)            -        (168)
                                 ----------- -----------  ---------- --------------- -------------  ----------- -----------
Balance - December 31, 1996      18,784,382       188      162,583            -            (121)      (34,129)    128,521

Exercise of options                 280,340         3        4,173            -               -             -       4,176
Warrants exercised by lessor          5,161         -            -            -               -             -           -
Warrants exercised                   50,871         -           10            -               -             -          10
Issuance of common stock
 pursuant to public
 offering (net of expenses)       3,192,750        32      111,713            -               -             -     111,745
Compensatory stock options
issued                                    -         -          147         (147)              -            -           -
Compensatory stock and warrants
earned                                    -         -            -           26               -            -          26
Net loss                                  -         -            -            -               -      (21,393)    (21,393)
Unrealized gain on investments            -         -            -            -             169            -         169
                                 ----------- -----------  ---------- --------------- -------------  ----------- -----------
Balance - December 31, 1997      22,313,504  $    223       $278,626 $     (121)     $       48     $(55,522)   $223,254
                                 =========== ===========  ========== =============== =============  =========== ===========


   The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                                   1997        1996       1995
                                                                                 ---------------------------------
                                                                                      (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)..........................................................  $ (21,393) $  (7,767)  $(31,068)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper...........     (1,109)      (857)      (251)
        Depreciation and amortization..........................................      6,359      5,858      4,395
        Loss due to disposal and write-down of property, plant and equipment...         50         66        665
        Compensation expense related to stock options and warrants.............         26        885        699
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets...........................        738       (718)      (699)
           Funds available - facility fund.....................................          -          -        (52)
           Other assets........................................................       (341)         3         12
           Accounts payable and accrued expenses...............................        988      1,376        305
           Accrued payroll and related taxes...................................        957        428        143
           Deferred income.....................................................        483        537      2,000
           Income taxes payable................................................          -          -     (2,134)
           Other liabilities...................................................        (35)        (5)       (26)
                                                                                 ---------- ----------- ----------
           Net cash provided by (used in) operating activities.................    (13,277)      (194)   (26,011)
                                                                                 ---------- ----------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - property, plant and equipment.......................     (8,717)     (8,306)   (7,697)
    Purchase of investments and marketable securities..........................   (205,572)   (182,030)  (98,717)
    Proceeds from sale and maturities of investments
      and marketable securities................................................    134,833     159,499    73,552
                                                                                 ---------- ----------- ----------
           Net cash provided by (used in) investing activities.................    (79,456)    (30,837)  (32,862)
                                                                                 ---------- ----------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt...............................................          -          -      2,353
    Repayment of long-term debt................................................       (444)       (444)     (444)
    Restricted cash............................................................     (4,877)        295         -
    Payments on capital lease obligations......................................       (874)     (1,297)   (1,139)
    Proceeds from issuance of common stock (net of expenses)...................    115,933      19,965    61,929
                                                                                 ---------- ----------- ----------
           Net cash provided by (used in) financing activities.................    109,738      18,519    62,699
                                                                                 ---------- ----------- ----------
NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................     17,005     (12,512)    3,826
Cash and cash equivalents - beginning of year..................................     27,341      39,853    36,027
                                                                                 ---------- ----------- ----------
CASH AND CASH EQUIVALENTS - END OF YEAR........................................  $  44,346   $  27,341  $ 39,853
                                                                                 ==========  ========== ==========

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
        Interest...............................................................  $     240   $     199  $    233
        Income taxes...........................................................        245         208       508


See Note G for noncash exercise of warrants.


   The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - THE COMPANY

Human Genome Sciences, Inc. (the "Company") was incorporated and commenced operations on June 26, 1992. The Company is engaged in the research and development of novel, proprietary pharmaceutical and diagnostic products based on the discovery and understanding of the medical utility of genes. The Company's revenues are currently derived from license fees and research payments under collaboration agreements. The Company does not yet generate any revenues from product sales.

(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Use of estimates

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

    Cash equivalents and Short-Term Investments

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. On December 31, 1997 and 1996, the Company had purchased $15,171,000 and $6,840,054, respectively, of U.S. Government securities under agreements to resell on January 1, 1998 and 1997, respectively. Due to the short-term nature of the agreements, the Company did not take possession of the securities which were held by the Company's asset managers. The market value of the securities approximated the carrying amount.

The  Company   classifies  its  short-term   investments  into  the  categories:
"held-to-maturity" and "available-for-sale," each of which have different accounting treatment. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheet, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders' equity until realized. Debt securities classified as held-to-maturity securities will be carried at amortized cost.

During 1997, the Company instructed its cash portfolio managers to hold all securities as available-for-sale to be available for current operations. For comparative purposes, the Company has reclassed long-term investments to short-term investments.

    Investment Risk

The Company has invested its cash in obligations of the U.S. Government and in high grade corporate debt securities and commercial paper. The Company's investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer.

    Investments

All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or losses are included in operations, to the extent the Company has an investment recorded as an asset plus the amount of any continuing commitment to fund the investee.

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Depreciation and amortization

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

      Laboratory equipment.................................  3 - 10 years
      Computers and EDP equipment..........................  3 years
      Furniture and office equipment.......................  3 - 5 years
      Leasehold improvements...............................  over the lease term

Equipment acquired under capital lease agreements is amortized over the terms of the leases ranging from three to four years.

    Impairment of Long-Lived Assets

Periodically, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The Company made no adjustments to the carrying values of the assets during the years ended December 31, 1997, 1996, and 1995.

    Stock-Based Compensation

During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but disclose the pro forma effects on net income
(loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB No. 25 in accounting for its stock option incentive plans. See Note L to the financial statements for further information.

    Revenue recognition

Nonrefundable license fees, research payments, additional payments and milestone payments in connection with collaboration agreements are recognized when they are earned in accordance with the applicable performance requirements and / or contractual terms.

    Research and development

Research and development costs are charged to expense as incurred.

    Patent costs

Patent application costs are charged to expense as incurred.

    Net income (loss) per share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net income (loss) earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    Reclassification

     Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentations.

    Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is required to be adopted for the Company's December 31, 1998 financial statements. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net loss and all other nonowner changes in equity. The impact of SFAS No. 130 on the Company's December 31, 1998 financial condition and results of operations is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is required to be adopted for the Company's December 31, 1998 financial statements. SFAS No. 131 establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. The impact of SFAS No. 131 on the Company's December 31, 1998 financial condition and results of operations is not expected to be material.

(NOTE C) - INVESTMENTS

Investments, including accrued interest, at December 31, 1997 and 1996 were as follows:

                                          December 31, 1997
                                          -----------------
                                                       Amortized                          Unrealized
                  Available-for-Sale                     Cost           Fair Value       Gain/(Loss)
                  ------------------                 --------------     ----------       -----------
 U.S. Treasury and agencies                          $  16,838,000     $  16,836,000     $     (2,000)
 Corporate debt securities                             143,980,000       144,030,000           50,000
                                                     --------------   ---------------    -------------
                                                      $160,818,000      $160,866,000     $   48,000
                                                     ==============   ===============    =============

                                          December 31, 1996
                                          -----------------
                   Held-to-Maturity
                   ----------------
 Corporate debt securities                             $58,282,000       $58,247,000       $  (35,000)
                                                     ==============   ===============     =============

                  Available-for-Sale
                  ------------------
 U.S. Treasury and agencies                            $15,262,000       $15,194,000       $  (68,000)

 Corporate debt securities                              15,352,000        15,299,000          (53,000)
                                                     --------------   ---------------     -------------
                                                       $30,614,000       $30,493,000        $(121,000)
                                                     ==============   ===============     =============

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE D) - AGREEMENT WITH THE INSTITUTE FOR GENOMIC RESEARCH ("TIGR")

In June 1997, the Company and TIGR reached an agreement to terminate the Research Services Agreement (the "Services Agreement") dated October 1, 1992, the Intellectual Property Agreement dated October 2, 1992, the Lease Funding Agreement and Assignment dated March 2, 1993, the Agreement of April 19, 1993 related to human cDNA sequencing, and all other agreements entered into any time prior to the Termination Date between the Company and TIGR. Pursuant to the Termination Agreement, the Company retains rights in intellectual property arising out of TIGR's research prior to June 2, 1997, but will have no rights to intellectual property resulting from future research by TIGR. The Company is relieved of its obligation to provide future funding (including all research funding) to TIGR, which would have amounted to approximately $38 million.
Certain limitations on TIGR's publication of intellectual property and restrictions on TIGR entering into commercial agreements contained in the prior agreements were also terminated. However, pursuant to the Termination Agreement, TIGR has agreed not to enter into commercial agreements for the next four years with respect to selected therapeutic proteins and associated diagnostic tests currently in development by the Company. In addition, the Company will be entitled to be paid a percentage of certain payments received by TIGR from commercial agreements relating to human therapeutic proteins in which TIGR grants or agrees to grant rights within two years.

(NOTE E) - COLLABORATION AGREEMENTS

Agreements with SmithKline Beecham Corporation

In May 1993, the Company entered into a collaboration agreement, as amended ("SB Collaboration Agreements"), providing SmithKline Beecham Corporation ("SB") a first right to develop and market products in human and animal healthcare ("SB Products"), based upon human genes identified by the Company. In return, SB has paid $125 million to the Company since 1993. Approximately $55 million was allocated to the purchase price of 1,351,738 shares of common stock with the balance of $70 million recognized from license fees, option rights and milestone payments. Of the $70 million recognized since 1993, $6.9 million was recognized during the year ended December 31, 1996.

The 1996 payment by SB of $25 million was made pursuant to the Company's achievement of Milestone III. Pursuant to the SB Collaboration Agreements, the payment was allocated as follows. The Company sold 339,065 shares of common stock to SB at $58.28 per share, which was calculated pursuant to the contract as 125% of the average market price of the Company's common stock for the five trading days preceding payment, for total proceeds of approximately $18.1 million. The remainder of the payment was allocated to the deliverables and other data being transferred to SB and recorded by the Company as revenue.

In addition, the Company is entitled to (i) royalties on the net sales of SB Products, (ii) product development progress payments and (iii) the option to co-promote up to 20% of any product development by SB under the collaboration agreement.

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

The SB Amendment provides that SB and the Company will share equally in any license fee payments paid by the Collaboration Partners and that the Company will receive all royalties and research payments paid by the Collaboration Partners. The SB Collaboration Agreements provide for payments to the Company by SB of royalties on net sales of SB Products based on the Company's patents or technologies made by SB and milestone payments in connection with the development of SB Products.

In July 1997, the Collaboration Agreement with SB was amended with respect to human diagnostic products based on the Company's human gene technology. The amended agreement simplified procedures for outlicense by SB of diagnostic products based on the Company's human gene technology. In addition, the new agreement permits the Company to develop and market diagnostic tests that correspond to therapeutic products developed by the Company pursuant to its collaboration agreement with SB and to outlicense diagnostic tests corresponding to therapeutic products outlicensed by the Company. Under the new agreement, SB has agreed to pay a royalty to the Company

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE E) - COLLABORATION AGREEMENTS (Continued)

Agreement with Smithkline & Beecham (Continued)

which is at a rate that is competitive in the diagnostic field on diagnostic products based on the Company's human gene technology sold or outlicensed by SB. Except for the modifications relating to human diagnostic products, this amended agreement has no effect on the existing collaboration between the Company and SB, nor does it have any effect on collaboration agreements with the Company's and SB's collaboration partners.

Other Collaboration Agreements in the SB Field

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

In June 1996, the Company and SB entered into collaboration agreements ("Additional Collaboration Partner Agreements") with Schering Corporation and Schering Plough Ltd. ("Schering Plough"), Synthelabo S.A., and Merck KGaA ("Merck"), (collectively "Additional Collaboration Partners"). The Additional Collaboration Partner Agreements provide the Additional Collaboration Partners the rights and licenses to access the Company's Human Gene Technology, as well as biological information developed by the Company and SB prior to, and in the case of the Company, after the effective date of such Agreement, to discover, develop and commercialize products based upon or derived from such Company technology in the SB Field (other than diagnostics and animal healthcare). The Additional Collaboration Partners are obligated to pay license fees, research payments, milestone payments and royalties in connection with the agreements. The initial research term expires in June 2001. The Additional Collaboration Partners have the right to extend the term for up to five additional years by making certain additional payments. Aggregate license fees and research payments due under the Additional Collaborative Partner Agreements to which the Company is entitled is $87.5 million, payable in equal installments over a five-year period. The Company has recognized revenue of $16.5 million and $16.5 million in license fees and additional payments during 1997 and 1996, respectively, related to the Additional Collaboration Partner Agreements.

Collaborative Agreements Outside of the SB Field

In January 1996, the Company entered into a comprehensive Research Collaboration Agreement in the field of corn genomics with Pioneer Hi-Bred International, Inc. ("Pioneer"). Under the terms of the agreement, the Company will receive $16 million from Pioneer over three years for work performed under the collaboration. The relationship is exclusive for five years. Pioneer will own all sequence information and intellectual property developed as a result of this collaboration. The Company retains commercial rights to use any gene sequence in human health and for certain specialty and industrial enzyme applications. In January 1997, the Company received $3 million pursuant to this agreement that the Company recognized as revenue in 1997. During 1996, pursuant to this agreement, the Company received and recorded as revenue $8 million from Pioneer related to license fees and research payments.

In March 1996 the Company entered into a License Agreement with F. Hoffmann-La Roche, Ltd. ("Roche") to sequence and assemble the genome of Streptococcus pneumoniae, a major bacterial pathogen responsible for severe respiratory and other infections. Roche has received a license to use this information to identify potential new anti-infectives and antibiotics. During 1997, the Company received and recorded as revenue $1 million from Roche related to an additional research payment. The Company received $2 million from Roche in 1995, which was recorded as revenue in 1996. The Company will receive additional research payments and potential future royalties.

In June 1996, the Company entered into a Collaboration and License Agreement with Schering Plough relating to the field of human gene therapy (including gene therapy vaccines to a limited extent). Under this agreement, the Company has granted Schering Plough a non-exclusive license to use the Company's Human Gene Technology to conduct research, and an option to obtain an exclusive license to specific genes in the field of gene therapy. The agreement provides that Schering Plough will pay the Company a $5 million license fee (payable over five years) for

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE E) - COLLABORATION AGREEMENTS (CONTINUED)

Collaborative Agreements Outside of the SB Field (continued)

a non-exclusive research license, an option exercise fee and development milestone payments for each gene for which it exercises its option to obtain an exclusive license and royalties on net sales of gene therapy products resulting from research under the agreement. The agreement is for an initial term expiring June 2001, subject to extension until 2006 on payment of certain amounts. The Company has received $1 million for the license fee each in 1997 and 1996, which the Company recorded as revenue.

In October 1996, the Company entered into a License and Research Agreement with Pharmacia & Upjohn Company to sequence a certain genome. Pharmacia & Upjohn Company has received license rights to use this information to develop products for the human pharmaceutical and veterinary fields. The Company received $3 million from Pharmacia & Upjohn Company in 1997 related to license fees and research payments of which $2 million has been recorded as revenue during 1997 with the remaining $1 million recorded as deferred revenues. The Company received $3 million from Pharmacia & Upjohn Company in 1996 of which $1.5 million was recorded as deferred revenue at December 31, 1996, and recognized as revenue in 1997.

(NOTE F) - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including equipment under capital leases, are stated at cost and are summarized as follows:

                                                                    December 31,
                                                                    ------------
                                                              1997               1996
                                                              ----               ----
Laboratory equipment....................................    $18,854,000      $16,692,000
Computers and EDP equipment.............................      6,073,000        5,363,000
Furniture and office equipment..........................      1,113,000        1,010,000
Leasehold improvements..................................      8,551,000        7,777,000
Construction in Progress................................      2,787,000                -
                                                         --------------      -----------
                                                             37,378,000       30,842,000
Less accumulated depreciation and amortization..........     16,731,000       12,811,000
                                                          -------------      -----------
                                                            $20,647,000      $18,031,000
                                                          ==============     ===========


(NOTE G) - EQUIPMENT LEASE OBLIGATIONS

Prior to 1995, the Company entered into sale and leaseback agreements in connection with certain computer and laboratory equipment having a net book value of $2,132,000 and $1,302,000, respectively. The Company sold the equipment for $2,198,000 and $1,575,000, respectively, and entered into three master lease agreements pursuant to which it leased back the above equipment for initial terms of 48 months. All of the equipment leased under these agreements has been accounted for as capital leases. In addition, the Company entered into other capital lease agreements for certain equipment for initial terms of 36 months. The recording of capital leases is considered a non-cash transaction, and therefore is excluded from the Statements of Cash Flows. Amortization expense related to equipment under capital leases is included in depreciation and amortization on the statements of cash flows.

The net book value of the equipment held under capital leases was $81,000 and $719,000 at December 31, 1997 and 1996, respectively.

As of December 31, 1997, the Company had future capital lease payments for fiscal 1998 of $223,000.

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) - EQUIPMENT LEASE OBLIGATIONS (CONTINUED)

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

In 1997, a lessor exercised warrants for the purchase of 5,350 shares by electing to receive 5,161 shares. In 1996, a lessor exercised warrants for the purchase of 18,000 shares by electing to receive 17,431 shares. In 1995, the lessors exercised warrants for the purchase of 230,000 shares by electing to receive 216,330 shares.

(NOTE H) - OTHER ASSETS

Other assets at December 31, 1997 and 1996, include a note receivable from an officer of $891,000. The note is due on demand and does not bear interest. The note is collateralized by shares of the Company's common stock owned by the officer that have a market value of at least 200% of the outstanding balance of the note.

(NOTE I) - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

                                                                   December 31,
                                                                   ------------
                                                              1997               1996
                                                              ----               ----
Equipment purchases.....................................   $   868,000        $   561,000
Professional fees.......................................     1,223,000            489,000
Other accrued expenses..................................     2,565,000          2,311,000
                                                          -------------      -------------
                                                            $4,656,000        $ 3,361,000
                                                          =============      =============

(NOTE J) - LONG-TERM DEBT

In December 1994, the Company entered into a loan agreement with Maryland Industrial Development Financing Authority ("MIDFA"). Major leasehold improvements were financed with the proceeds of a $4,000,000 taxable variable rate bond issue (the "Bonds") from MIDFA. The Company is required to make annual payments of $444,000 commencing December 1995 plus interest at a variable rate of interest (6.06% at December 31, 1997 and 5.64% at December 31, 1996), to the trustee on behalf of the bondholders which is equal to the interest and principal requirements on the bonds. The variable rate is equal to 50 basis points plus the higher of the yield equivalent of the average 30-day or 90-day commercial paper rate. Under certain circumstances, the rate may be adjusted either upward or downward but in no event in excess of 10 basis points above or below the rate determined above. MIDFA has entered into an indenture with the Trustee whereby the Trustee has obtained an irrevocable letter of credit on behalf of the bondholders.

The following fund was created under the terms of the trust indenture:

    Bond fund

Required monthly principal payments of $37,000 plus interest are deposited into this fund beginning January 1, 1995. The interest is disbursed monthly to the bondholders. Principal is to be repaid from this fund to the bondholders at the rate of $444,000 annually commencing on December 1, 1995 with a final payment of $448,000 on December 1, 2003. The Company deposited $797,850 and $632,000 of principal and interest into this fund during the years ended December 31, 1997 and 1996, respectively.

In connection with the Loan Agreement, the Company entered into an irrevocable Letter of Credit Agreement with a bank for the account of the Company and in favor of the Trustee in the initial amount of $4,066,667 which expires on December 15, 2003. Concurrently, the Company entered into a Collateral Pledge Agreement with the bank.

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE J) - LONG-TERM DEBT (CONTINUED)

The Company is required to maintain 43% of the outstanding principal amount of the Bonds (50% is required under certain circumstances) with the bank as Collateral for the Letter of Credit. Pursuant to the Collateral Pledge Agreement at December 31, 1997 and 1996, the Company had $1,452,000 and $1,705,000,
respectively, on deposit with the bank that is invested in a U.S. Government agency security, which is included in Restricted Investments in the Balance Sheets. The pledge collateral will be released upon the payment and performance in full of the Company's Letter of Credit obligations. The agreement contains covenants with respect to tangible net worth, cash and cash equivalents and investment securities, as well as other covenants and prohibits the payment of cash dividends. During 1994, the Company incurred costs of $136,000 in connection with this loan which are being amortized over the term of the loan.

(NOTE K) - COMMITMENTS AND OTHER MATTERS

    Operating leases

The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2017. The leases contain various renewal options. Minimum annual rentals are as follows:

                       Years Ending December 31,
                       ------------------------------
                       1998............................$..2,304,000
                       1999...............................3,876,000
                       2000...............................3,765,000
                       2001...............................3,762,000
                       2002...............................3,767,000
                       Thereafter........................36,608,000
                                                      --------------
                                                        $54,082,000
                                                      ==============

The Company has entered into leases for office and laboratory space which provide for certain rent abatement and rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $300,000 and $262,000 included in other liabilities at December 31, 1997 and 1996, respectively.

Certain other leases provide for escalation for increases in real estate taxes and certain operating expenses, as well as various renewal terms.

The Company entered into a 20 year lease for a process development and production facility being built to the Company's specifications. Annual base rent of $2.2 million is expected to begin January 1, 1999, the anticipated completion date of the facility.

Rent expense aggregated $2,384,000, $1,988,000, and $1,866,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Capital expenditures

At December 31, 1997 and 1996, the Company had commitments for capital expenditures, consisting primarily of laboratory equipment, of $353,000 and $700,000, respectively.

     401(k) Plan

Effective January 15, 1993, the Company adopted a 401(k) pension plan available to eligible full-time employees. The Company made discretionary contributions of $235,000, $168,000, and $97,000 to the plan for the years ended December 31, 1997, 1996, and 1995, respectively.

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE L) - STOCKHOLDERS' EQUITY

     Preferred Stock

In November 1993, the shareholders authorized a new series of preferred stock of 1,000,000 shares, $.01 par value, none of which was issued and outstanding at December 31, 1997 and 1996.

     Common Stock

The Company has the right of first refusal on the sale of certain common stock issued in connection with restricted stock purchase agreements. The price to be paid by the Company is $1.13 and $.19 per share less than the price of any proposed sale for 561,160 and 246,052 shares, respectively.

     Stock option plan

The 1993 Employee Incentive and Non-qualified Stock Option Plan (the "1993 Plan") provides for the granting of options to purchase up to 565,827 shares of the Company's common stock, at a price, for the incentive options, of not less than the fair market value of the common stock on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally five years. Outstanding options expire after ten years.

Additional information with respect to 1993 Stock Option activity is summarized as follows:

                                                               Years Ended December 31,
                              --------------------------------------------------------------------------------------------
                                          1997                          1996                           1995
                                               Weighted-                      Weighted-                          Weighted-
                                                Average                        Average                           Average
                                                Exercise                       Exercise                          Exercise
                                 Shares          Price          Shares          Price           Shares            Price
                              -------------   -------------  -------------   -------------   -------------    -------------
Outstanding  at  beginning of
   year                          293,618         $11.21         399,111          $ 9.16         428,592          $ 4.40

Options granted                        -              -               -               -          78,455           27.50

Options exercised               (105,748)          8.68         (96,128)           2.07         (73,449)           2.98

Options canceled or expired      (20,911)         14.41          (9,365)          17.90         (34,487)           4.89
                              -------------                  -------------                   -------------

Outstanding at end of year       166,959          12.41         293,618           11.21         399,111            9.16
                              =============                  =============                   =============

Options exercisable at end
   of year                       128,979          11.53         148,900            9.25         118,724            3.27
                              =============                  =============                   =============

The following table summarizes information about stock options outstanding at December 31, 1997:

                                              Options Outstanding                           Options Exercisable
                             ------------------------------------------------------    ------------------------------
                                                    Weighted-           Weighted-                         Weighted-
                                                 Average Remaining      Average                           Average
                                 Number            Contractual          Exercise          Number          Exercise
Range of Exercise Price       Outstanding        Life (In Years)          Price        Exercisable          Price
                             ---------------     -----------------     ------------    -------------     ------------
$.20 to $6.00                      92,806                5.4              $  2.66           78,331             2.23

$9.00 to $27.50                    74,153                7.5                24.60           50,648            25.91
                             ---------------     -----------------     ------------    -------------     ------------
                                  166,959                6.3               $12.41          128,979            11.53
                             ===============     =================     ============    =============     ============

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE L) - STOCKHOLDERS' EQUITY (CONTINUED)

Stock option plan (continued)

On March 14, 1994, the Company adopted a 1994 Employee Incentive and Nonqualified Stock Option Plan (the "1994 Plan") for the granting of options to purchase up to 950,000 shares of common stock to officers, employees, directors, consultants and non-employee directors. The exercise price of options granted under the plan may not be less than the market price on the date of grant. In May 1996 an amendment was approved to increase the number of shares available for issuance from 950,000 options to 2,450,000 options. In February 1997, an amendment was approved to increase the number of shares available for issuance from 2,450,000 options to 3,450,000 options. The vesting period of the options is determined by the Board of Directors and is generally five years. Outstanding options expire after ten years.

Additional information with respect to 1994 Stock Option activity is summarized as follows:

                                                               YEARS ENDED DECEMBER 31,
                              --------------------------------------------------------------------------------------------
                                          1997                          1996                           1995
                              -----------------------------  -----------------------------   ------------------------------
                                               Weighted-                      Weighted-                         Weighted-
                                                Average                        Average                           Average
                                                Exercise                       Exercise                          Exercise
                                 Shares          Price          Shares          Price           Shares            Price
                              -------------   -------------  -------------   -------------   -------------    -------------
Outstanding  at  beginning of
   year                        1,528,779         $25.29         884,214          $18.01         655,958          $18.01

Options granted                1,644,351          48.57         790,616           32.18         348,263           17.86

Options exercised               (174,592)         18.66         (97,624)          17.42         (40,242)          17.75

Options canceled or expired     (122,588)         28.41         (48,427)          20.58         (79,765)          17.54
                              -------------                  -------------                   -------------
Outstanding at end of year     2,875,950          38.87       1,528,779           25.29         884,214           18.01
                              =============                  =============                   =============
Options  exercisable  at  end
   of year                       597,305          26.00         348,533          $20.05         190,861          $17.52
                              =============                  =============                   =============


The following table summarizes information about stock options outstanding at December 31, 1997:

                                              Options Outstanding                           Options Exercisable
                             ------------------------------------------------------    ------------------------------

                                                 Weighted-Average       Weighted-                         Weighted-
                                                    Remaining            Average                           Average
                                 Number            Contractual           Exercise         Number           Exercise
Range of Exercise Price       Outstanding        Life (In Years)          Price        Exercisable           Price
                             ---------------     -----------------     ------------    -------------     ------------
$12.75 to $22.00                  457,074                6.77              $16.71          267,114            17.11
$23.50 to $34.50                  634,150                8.34               28.62          136,450            25.87
$36.25 to $39.00                  739,375                9.15               37.37          108,925            37.31
$39.25 to $42.56                  695,351                9.63               40.09           84,816            39.66
$70.00 to $100.00                 350,000                9.06               87.14               -0-              -0-
                             ---------------     -----------------     ------------    -------------     ------------
                                2,875,950                8.70              $38.87          597,305            26.00
                             ===============     =================     ============    =============     ============


The Company applies APB No. 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1997, 1996 and 1995 pro forma net loss and net loss per share as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE L) - STOCKHOLDERS' EQUITY (CONTINUED)

     Stock option plan (continued)

options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1997, 1996, and 1995 would have been approximately $32.5 million, $12.9 million, and $32.8 million, respectively, or $1.51 per share, $0.69 per share, and $2.08 per share, respectively. The fair value of the options granted during 1997 and 1996 are estimated as $18.26 and $23.73 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 46.03% for 1997 and 63.61% for 1996, risk-free interest rate of 5.75% for 1997 and 6.28% for 1996, and expected life of 6 years.

At December 31, 1997, options for 79,375 and 261,592 were available for future grant under the 1993 Plan and 1994 Plan, respectively. At December 31, 1996, options for 58,464 and 783,355 were available for future grant under the 1993 Plan and 1994 Plan, respectively.

     Reserved for issuance:

The Company has also reserved shares of common stock for issuance upon exercise of warrants and options as follows:

          (i) Warrants issued in conjunction with leasing agreements (Note G)...........       75,650
         (ii) Warrants issued to certain  stockholders (a)..............................       14,415
         (iii)Stock option plan - 1993 plan.....,.......................................      246,334
         (iv) Stock option plan - 1994 plan.............................................    3,137,542

         (a) These warrants were issued in connection with a commitment made by certain stockholders in 1993; they are exercisable at $.20 per share and expire in December 1998.

(NOTE M) - INCOME TAXES

The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                             1997              1996              1995
                                                             ----              ----              ----
Federal income tax provision at 34%...................      $(7,181,000)    $(2,570,000)     $ (11,124,000)
State taxes, net of federal effect....................                -               -         (1,511,000)
Expenses for which no tax benefit is available........           31,000         112,000             96,000
Expenses for which no book benefit is available.......       (1,550,000)              -                  -
Utilization of NOL carryforward.......................                -               -                  -
Increase in valuation allowance on deferred tax
       assets.........................................       12,465,000       3,262,000         12,484,000

State taxes and valuation allowance change............       (1,286,000)       (391,000)                 -

Foreign taxes paid....................................          245,000         225,000            500,000

Tax credits generated and not used....................       (2,436,000)       (403,000)        (2,305,000)

Other.................................................          (43,000)        (27,000)           209,000
                                                        ---------------   ----------------  ----------------
                                                          $     245,000    $    208,000       $ (1,651,000)
                                                        ===============   ================  ================

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE M) - INCOME TAXES (CONTINUED)

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                                                CURRENT          LONG-TERM
                                                                            ASSET/(LIABILITY) ASSET/(LIABILITY)
                                                                            ----------------  ----------------
December 31, 1997
    Net operating loss carryforward......................................   $            -      $ 19,359,000
    Research and development tax credit carryforward.....................                -         7,186,000
    Depreciation.........................................................                -           744,000
    Other................................................................          267,000           118,000
                                                                             ----------------  ----------------
                                                                                   267,000        27,407,000
    Less valuation allowance.............................................         (267,000)      (27,407,000)
                                                                            ================  ================
                                                                            $            -    $            -
                                                                            ================  ================
December 31, 1996
    Net operating loss carryforward......................................   $            -      $ 11,808,000
    Research and development tax credit carryforward.....................                -         4,750,000
    Deferred start-up costs..............................................           41,000                 -
    Other................................................................          218,000           262,000
                                                                            ----------------  ----------------
                                                                                   259,000        16,820,000
    Less valuation allowance.............................................         (259,000)      (16,820,000)
                                                                            ================  ================
                                                                            $            -    $            -
                                                                            ================  ================

The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.

Provision for income taxes is comprised of the following:

                                                                     Years Ended December 31,
                                                                     -----------------------
                                                               1997             1996           1995
                                                               ----             ----           ----
Current:
    Federal.............................................   $           -   $         -       $(1,643,000)
    State...............................................                       (17,000)         (508,000)
    Foreign taxes.......................................         245,000       225,000           500,000
Deferred................................................               -             -                 -
                                                           -------------   --------------- --------------
                                                                $245,000   $   208,000       $(1,651,000)
                                                           =============   =============== ==============

The Company has available tax credit carryforwards expiring as follows:
2000...............................................................     $   500,000
2001...............................................................         225,000
2002...............................................................         245,000
2008...............................................................         745,000
2009...............................................................       1,297,000
2010...............................................................         534,000
2011...............................................................         846,000
2012...............................................................       2,191,000
No expiration......................................................         238,000
                                                                      ==============
                                                                        $ 6,821,000
                                                                      ==============

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE M) - INCOME TAXES (CONTINUED)

The Company has net operating loss carryforwards for federal income tax purposes of approximately $51.0 million which expire, if unused, from the year 2010 through the year 2012. According to APB 25, the tax benefit of approximately $4.6 million of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryforwards.

(NOTE N) - INVESTMENT IN VASCULAR GENETICS INC.

In November 1997, the Company entered into an agreement with three other parties to form a new privately held company, Vascular Genetics Inc. ("Vascular Genetics"), to pursue the development and commercialization of gene therapy products for the treatment of vascular diseases. The Company will hold a 19.9% equity interest in Vascular Genetics' common stock in exchange for technology. Under the terms of the agreement, the Company will receive warrants for the purchase of an additional 5.1% equity interest in Vascular Genetics which can be exercised at any time while Vascular Genetics is privately held. The Company also holds preemptive rights that will permit retention of the Company's ownership position in the event of a future financing. In addition, the Company has the option to purchase 100% of Vascular Genetics' common stock at fair market value upon receiving the approval from one of the other parties and the board of directors of Vascular Genetics. The Company will earn royalties on net sales from products developed and commercialized by Vascular Genetics or by a party granted a sublicense by Vascular Genetics. Royalty rates are competitive and increase as specified sales targets are reached. In addition, the Company has the option to manufacture certain products developed by Vascular Genetics Inc. and receive a manufacturing fee. The Company has committed to lend Vascular Genetics up to $600,000 at an interest rate of prime plus 1%. As of 12/31/97, the Company had lent $200,000 to Vascular Genetics. The Company has appointed two directors to the Board of Directors of Vascular Genetics.

(NOTE O) - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                                       Years ended December 31,
                                                      -----------------------------------------------------------
                                                            1997                1996                  1995
                                                      -----------------    ---------------      -----------------
Numerator:
     Net loss                                            $(21,393,000)        $(7,767,000)         $(31,068,000)
                                                      =================    ================     =================
Denominator:
     Denominator for basic earnings per
       share - weighted-average shares                      21,525,283          18,630,986            15,723,144
                                                      =================    ================     =================
     Denominator for diluted earnings per
       share - adjusted weighted average
       shares and assumed conversions                       21,525,283          18,630,986            15,723,144
                                                      =================    ================     =================
Basic loss per share                                      $(0.99)              $(0.42)              $(1.98)
                                                      =================    ================     =================
Diluted loss per share                                    $(0.99)              $(0.42)              $(1.98)
                                                      =================    ================     =================


                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE P) - EVENT (UNAUDITED) SUBSEQUENT TO DATE OF INDEPENDENT AUDITORS' REPORT

     On March 2, 1998, the Company signed a ten year agreement with Transgene S.A. ("Transgene"), based in Strasbourg, France, to develop gene therapy products. Under the terms and conditions of the agreement, Transgene will have the right to exclusively license, and sublicense, up to 10 genes and to develop, manufacture and commercialize any resulting gene therapy products worldwide. The two companies may also choose to co-develop and co-market the identified new gene therapy products, and, in such case, commercialization rights will be held by the Company for North America and by Transgene for Europe and will be shared equally for the rest of the world's markets. Transgene will pay an initial licensing fee and research funding in an amount equal to the proceeds to Transgene from the Company's purchase of a 10% interest in Transgene. The value of the 10% interest based on the anticipated close of Transgene's Initial Public Offering (currently in process) would be approximately $25 million. Additional payments to the Company are dependent upon the number of genes which Transgene licenses and the accomplishment of certain milestones. Royalties on future product sales and partnering revenues will be paid by Transgene to the Company. On co-marketed products, the Company and Transgene will pay reciprocal royalties.