Form 10-K/A
period 1997-12-31
HUMAN GENOME SCIENCES INC
filed 1998-04-03
CIK 901219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ---------

                                  FORM 10-K/A
                                Amendment No. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  ---------

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

                                    PART IV

        The registrant hereby amends Part IV, Item 14 of its 10-K for the fiscal year ended December 31, 1997 to file an electronic copy of certain exhibits previously filed in paper pursuant to a temporary hardship exemption, as well as a financial data schedule omitted from the original Form 10-K.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a)      The following documents are filed as part of this Annual Report:

(1)      Index to Financial Statements

                                                                                                                  PAGE
                                                                                                                 NUMBER
                                                                                                                -------
                                        Report of Ernst & Young LLP, Independent Auditors                         F-2
                                        Balance Sheets at December 31, 1997 and 1996                              F-3
                                        Statements of Operations for the years ended December 31, 1997, 1996      F-4
                                        and 1995
                                        Statements of Stockholders' Equity for the years ended December 31,
                                        1997, 1996 and 1995                                                       F-5
                                        Statements of Cash Flows for the years ended December 31, 1997, 1996      F-6
                                        and 1995
                                        Notes to Financial Statements                                             F-7

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

             3.3#            Certificate of Amendment of the Certificate of Incorporation of Registrant

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

            10.12*+          SmithKline Beecham and Human Genome Sciences, Inc. License Agreement Dated June 28, 1996.
                             (Filed as Exhibit 10.2 to the Registrants 10-Q filed August 14, 1996 and incorporated herein by reference).

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

            10.66++#         Gene Therapy Collaboration and License Agreement between Human Genome Sciences, Inc. and
                             Transgene S.A., dated February 25, 1998.

            10.67$           Lease Agreement between Maryland Economic Development Corporation and Human Genome
                             Sciences, Inc., dated December 1, 1997.

            23.1$            Consents of Ernst & Young LLP, Independent Auditors.

            27#              Financial Data Schedule.

#        Filed herewith.

*        Incorporated by reference.

$        Previously filed.

+ Confidentiality treatment has been granted by the Commission. The copy filed as an exhibit omits the information subject to the confidentiality request.

++ Confidentiality treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.