Form 10-Q
period 1998-03-31
HUMAN GENOME SCIENCES INC
filed 1998-05-15
CIK 901219

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For quarterly period ended March 31, 1998     Commission File Number 0-22962

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

The number of shares of the registrant's common stock outstanding on April 30, 1998 was 22,375,159.

================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
PART I.                 FINANCIAL INFORMATION

        Item 1.         Financial Statements

                        Statements of Operations for the three months
                              ended March 31, 1998 and 1997..........................................             3

                        Balance Sheets at March 31, 1998 and December 31, 1997.......................             4

                        Statements of Cash Flows for the three months
                              ended March 31, 1998 and 1997..........................................             5

                        Notes to Financial Statements................................................             6

        Item 2.         Management's Discussion and Analysis of
                              Financial Condition and Results of Operations..........................             8


PART II.                OTHER INFORMATION

        Item 6.         Exhibits and Reports on Form 8-K.............................................            10

                        Signatures...................................................................            10

                        Exhibit Index................................................................          Exhibit Volume

                          PART I. FINANCIAL INFORMATION
                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS


                                                                   Three months ended
                                                                       March 31,
                                                                 1998               1997
                                                             ------------        ------------
                                                           (dollars in thousands, except share
                                                                 and per share amounts)
Revenue - research and development
      collaborative contracts ........................             $1,991              $1,272

Costs and expenses:
      Research and development:
            Direct expenditures ......................             10,855               8,908
            Payments under research services agreement                  -               3,464
                                                             ------------        ------------
Total research and development .......................             10,855              12,372

General and administrative ...........................              3,685               2,389
                                                             ------------        ------------
            Total costs and expenses .................             14,540              14,761
                                                             ------------        ------------
Income (loss) from operations ........................            (12,549)            (13,489)

Interest income ......................................              2,850               1,676

Interest expense .....................................                (34)               (228)
                                                             ------------        ------------
Income (loss) before taxes ...........................             (9,733)            (12,041)

Provision for income taxes ...........................                  -                   -
                                                             ------------        ------------
Net Income (Loss) ....................................       $     (9,733)       $    (12,041)
                                                             ============        ============
Basic and diluted net income (loss) per share ........       $      (0.44)       $      (0.62)
                                                             ============        ============
Weighted average shares outstanding,
  basic and diluted ..................................         22,342,147          19,466,557
                                                             ============        ============




                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                      March 31,      December 31,
                                                                        1998            1997
                                                                      ---------        ---------
                                                                        (dollars in thousands)

Current assets:
      Cash and cash equivalents ...............................         $47,799          $44,346
      Short-term investments ..................................         146,638          160,866
      Prepaid expenses and other current assets ...............           3,760            2,120
                                                                      ---------        ---------
            Total current assets ..............................         198,196          207,332
Long-term investments .........................................          24,620                -
Property, plant and equipment (net of accumulated depreciation)
  and amortization ............................................          20,954           20,647
Restricted investments ........................................           6,493            6,582
Other assets ..................................................           2,068            1,671
                                                                      ---------        ---------
            TOTAL .............................................        $252,330         $236,232
                                                                      =========        =========

                                   LIABILITIES
                                   -----------

Current liabilities:
      Current portion of long-term debt .......................            $444             $444
      Accounts payable and accrued expenses ...................           4,969            4,656
      Accrued payroll and related taxes .......................           2,658            2,077
      Current obligation under capital leases .................              67              223
      Deferred revenues .......................................           5,534            3,020
                                                                      ---------        ---------

            Total current liabilities .........................          13,672           10,420
Long-term debt, net of current portion ........................           2,224            2,224
Other liabilities .............................................          21,755              334
                                                                      ---------        ---------
            TOTAL .............................................          37,651           12,978


                              STOCKHOLDERS' EQUITY
                              --------------------

Common stock ..................................................             224              223
Additional paid-in capital ....................................         279,790          278,626
Unearned portion of compensatory stock ........................             (98)            (121)
Accumulated other comprehensive income ........................              19               48
Retained earnings (deficit) ...................................         (65,256)         (55,522)
                                                                      ---------        ---------
            Total stockholders' equity ........................         214,679          223,254
                                                                      ---------        ---------
            TOTAL .............................................        $252,330         $236,232
                                                                      =========        =========


                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                        Three months ended
                                                                                                            March 31,
                                                                                                       1998            1997
                                                                                                     --------        ---------
                                                                                                      (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ........................................................................      $ (9,733)       $ (12,041)
     Adjustments to reconcile net income (loss) income to net cash provided by (used in)operating activities:
          Accrued interest on U.S. Treasury bills and commercial paper ........................           190              241
          Depreciation and amortization .......................................................         1,653            1,583
          Compensation on expense related to stock options and warrants .......................            24                -
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets ......................................        (1,550)             708
               Other assets ...................................................................          (396)             (30)
               Accounts payable and accrued expenses ..........................................          (128)           2,132
               Accrued payroll and related taxes ..............................................           581              596
               Deferred revenue ...............................................................         2,514            2,628
               Other liabilities ..............................................................        21,420              (10)
                                                                                                     --------        ---------
          Net cash provided by (used in)operating activities ..................................        14,575           (4,193)
                                                                                                     --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - property, plant  and equipment ....................................        (1,520)          (1,736)
     Purchase of short-term investments and marketable securities .............................       (51,477)         (38,306)
     Purchase of long-term investment .........................................................       (24,620)               -
     Proceeds from sales and maturities of investments and marketable securities ..............        65,398           28,356
                                                                                                     --------        ---------
          Net cash provided by (used in) investing activities .................................       (12,219)         (11,686)
                                                                                                     --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted investments ...................................................................            89              305
     Payments on capital lease obligations ....................................................          (156)            (300)
     Proceeds from issuance of common stock (net of expenses) .................................         1,164          106,132
                                                                                                     --------        ---------
          Net cash provided by (used in)financing activities ..................................         1,097          106,137
                                                                                                     --------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................................         3,453           90,258
Cash and cash equivalents - beginning of period ...............................................        44,346           27,341
                                                                                                     --------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD .....................................................      $ 47,799        $ 117,599
                                                                                                     ========        =========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest ............................................................................      $     43        $      68


                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Human Genome Sciences, Inc. ( the "Company") have not been audited by independent auditors, except for the balance sheet at December 31, 1997. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 1998 and 1997, the Company's financial position at March 31, 1998, and the cash flows for the three month periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Therefore these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of future financial results.

NOTE 2.  GENE THERAPY COLLABORATION AGREEMENT

During the quarter, the Company entered into a gene therapy collaboration with Transgene, S.A., ("Transgene"), of Strasbourg, France. Under this agreement, the Company received a 10 % equity stake in Transgene valued at $25.6 million, of which $24.6 million had been received as of 3/31/98, based on Transgene's initial public offering share price, in exchange for their right to develop and co-market gene therapy products from 10 genes within the Company's database. The Company has recorded the equity at the IPO value with an offsetting entry to deferred revenues and will recognize the $25.6 million of revenue from this transaction over the shorter of the ten-year life of the agreement or prorated upon the selection of genes by Transgene.

NOTE 3.  RECENT PRONOUNCEMENTS

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

NOTE 4.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income
(loss) or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the first quarter of 1998 and 1997, total comprehensive income (loss) amounted to $(9,762,000) and $(12,201,000), respectively.

NOTE 5.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                       Three months ended
                                                           March 31,
                                                -------------------------------
                                                    1998               1997
                                                -----------        ------------
Numerator:
     Net loss                                   $(9,733,000)       $(12,041,000)
                                                ===========        ============
Denominator:
     Denominator for basic earnings per
       share - weighted-average shares           22,342,147          19,466,557
                                                ===========        ============
     Denominator for diluted earnings per
       share - adjusted weighted-average
       shares and assumed conversions            22,342,147          19,466,557
                                                ===========        ============
Basic loss per share                            $     (0.44)       $      (0.62)
                                                ===========        ============
Diluted loss per share                          $     (0.44)       $      (0.62)
                                                ===========        ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997.

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     Revenues. The Company had revenues of $2.0 million for the three months ended March 31, 1998 compared with revenues of $1.3 million for the three months ended March 31, 1997. Revenue for the three months ended March 31, 1998 consisted of the recognition of $1.4 million from Pioneer Hi-Bred International, Inc. ("Pioneer") for ongoing research services pursuant to their collaboration agreement and the recognition of $0.6 million from the Transgene collaboration (see Note 2). Revenue for the three months ended March 31, 1997 consisted of the recognition of $0.8 million from Pioneer Hi-Bred International, Inc. ("Pioneer") and $0.5 million from Pharmacia & UpJohn Company ("Pharmacia") for ongoing research services pursuant to their respective collaboration agreements. The Company expects that its revenues may be limited to annual license fees and research payments from Schering Plough Corporation, Synthelabo S.A. and Merck KGaA over the next three years, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements.

     Expenses. Research and development expenses decreased from $12.4 million for the three months ended March 31, 1997 to $10.9 million for the three months ended March 31, 1998. This decrease is from the reduction of payments under a research services agreement of $3.5 million pursuant to the early termination of various agreements between the Company and The Institute of Genomic Research, ("TIGR"), partially offset by increases in expenses from the Company's start of clinical trials.

     General and administrative expenses increased from $2.4 million for the three months ended March 31, 1997 to $3.7 million for the three months ended March 31, 1998. The increase resulted from significantly higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins discovered by the Company and increased other G&A activity in support of the Company's expanding activities. Interest income was higher for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to higher cash balances.

     Net Income (Loss). The Company recorded a net loss of $9.7 million, or $0.44 per share for the three months ended March 31, 1998 compared to a net loss of $12.0 million, or $0.62 per share for the three months ended March 31, 1997. The difference in results for the three months ended March 31, 1998 and 1997 is primarily due to the reduction in TIGR's funding offset by higher other R & D expenses, slightly higher revenues and interest income and higher G & A expenses for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $184.5 million at March 31, 1998 as compared to $196.9 million at December 31, 1997. The decrease resulted from the net loss generated during the quarter, capital expenditures, and payments on capitalized leases.

     The Company expects to continue to incur substantial expenses relating to its research and development efforts, which expenses are expected to increase relative to historical levels as the Company focuses on preclinical and clinical trials required for the development of therapeutic protein product candidates

     The Company expects that its existing funds, interest income, and committed license fees and research payments from it's current collaboration agreements will be sufficient to fund the Company's operations for the foreseeable future. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including scientific progress in its research and development programs, the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

     The Company's funds are currently invested in U.S. Treasury and government agency obligations, and high grade corporate debt securities and commercial paper. Such investments reflect the Company's policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

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

                             HUMAN GENOME SCIENCES, INC.

                             BY:  /s/ Melvin D. Booth
                                  -------------------------------------
                                  Melvin D. Booth
                                  President and Chief Operating Officer

                             BY:  /s/ Steven C. Mayer
                                  -------------------------------------
                                  Steven C. Mayer
                                  Sr. Vice President and Chief Financial Officer

Dated:  May 15, 1998

                                  EXHIBIT INDEX


                                                                      Page
Exhibit                                                              Number
-------                                                              ------
  27     Financial data schedule...............................