Form 10-K/A
period 1997-12-31
HUMAN GENOME SCIENCES INC
filed 1998-07-10
CIK 901219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ---------

                                  FORM 10-K/A
                                Amendment No. 2

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

                                    PART IV

        The Registrant hereby amends Part IV, Item 14 of its 10-K for the fiscal year ended December 31, 1997 to refile Exhibit 10.66, revised to include certain previously redacted information on page 16, in response to the Securities and Exchange Commission's comments to the Registrant's Applicantion for Confidential Treatment.

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

             3.3$            Certificate of Amendment of the Certificate of Incorporation of Registrant

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

            27$              Financial Data Schedule.

#        Filed herewith.

*        Incorporated by reference.

$        Previously filed.

+ Confidentiality treatment has been granted by the Commission. The copy filed as an exhibit omits the information subject to the confidentiality request.

++ Confidentiality treatment has been requested. The copy filed as an exhibit omits the information subject to the confidentiality request.