Form 10-Q
period 1998-06-30
HUMAN GENOME SCIENCES INC
filed 1998-08-12
CIK 901219

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 1998          Commission File Number 0-22962

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


The number of shares of the registrant's common stock outstanding on June 30, 1998 was 22,380,674.




================================================================================

                                TABLE OF CONTENTS


                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Statements of Operations for the three and six months
                ended June 30, 1998 and 1997..............................................          3

             Balance Sheets at June 30, 1998 and December 31, 1997........................          4

             Statements of Cash Flows for the six months
                ended June 30, 1998 and 1997..............................................          5

             Notes to Financial Statements................................................          6

   Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................          7


PART II.     OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders..........................          9

   Item 6.   Exhibits and Reports on Form 8-K.............................................         10

             Signatures...................................................................         11

             Exhibit Index................................................................    Exhibit Volume

                          PART I. FINANCIAL INFORMATION
                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS


                                                             Three months ended June 30,             Six months ended June 30,

                                                               1998                1997               1998                 1997
                                                          ----------------------------------     --------------------------------
                                                                   (dollars in thousands, except share and per share amounts)

Revenue - research and development collaborative
      contracts.....................................      $       13,936     $       14,828     $       15,927      $      16,100

Costs and expenses:

      Research and development:

            Direct expenditures.....................              11,502              9,043             22,357             17,951

            Payments under research
               services agreement...................

                                                                   - 0 -              2,655              - 0 -              6,119
                                                         ----------------    ---------------   ----------------   ----------------

Total research and development......................              11,502             11,698             22,357             24,070

General and administrative..........................               3,370              2,898              7,055              5,287
                                                         ----------------    ---------------   ----------------   ----------------

            Total costs and expenses................              14,872             14,596             29,412             29,357
                                                         ----------------    ---------------   ----------------   ----------------

Income (loss) from operations.......................                (936)               232            (13,485)           (13,257)

Interest income.....................................               2,817              2,942              5,667              4,618

Interest expense....................................                 (33)               (56)               (67)              (284)


Equity in income (loss) of joint venture............                (400)               - 0 -             (400)              - 0 -

                                                         ----------------    ---------------   ----------------   ----------------

Income (loss) before taxes..........................               1,448              3,118             (8,285)            (8,923)

Provision for income taxes..........................                 225                245                225                245
                                                         ----------------    ---------------   ----------------   ----------------

Net income (loss)...................................     $         1,223     $        2,873    $        (8,510)   $        (9,168)
                                                         ================   ================   ================   ----------------

Net income (loss) per share, basic..................     $          0.05     $         0.13    $         (0.38)   $         (0.44)
                                                         ================   ================   ================   ----------------

Net income (loss) per share, diluted................     $          0.05     $         0.13    $         (0.38)   $         (0.44)
                                                         ================   ================   ================   ----------------

Weighted average shares outstanding, basic..........          22,375,666         22,059,408         22,359,698         20,770,145
                                                         ================   ================   ================   ================

Weighted average shares outstanding, diluted........          22,934,244         22,723,247         22,359,698         20,770,145
                                                         ================   ================   ================   ================

                See accompanying notes to financial statements.

                          HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS



                                               ASSETS
                                               ------
                                                                                     June 30,         December 31,
                                                                                       1998               1997
                                                                                -----------------   ----------------
                                                                                        (dollars in thousands)
Current assets:

      Cash and cash equivalents ...........................................           $54,740                $44,346

      Short-term investments...............................................           133,270                160,866

      Prepaid expenses and other current assets............................            10,688                  2,120
                                                                                --------------         --------------

            Total current assets...........................................           198,698                207,332

Long-term investment.......................................................            25,678                  - 0 -

Property, plant and equipment (net of accumulated depreciation
      and amortization)..................                                              21,639                 20,647

Restricted investments.....................................................             6,573                  6,582

Other assets...............................................................               982                  1,671
                                                                                --------------         --------------

            TOTAL..........................................................          $253,570               $236,232
                                                                                ==============         ==============



                                             LIABILITIES
                                             -----------

Current liabilities:

      Current portion of long-term debt....................................              $444                   $444

      Accounts payable and accrued expenses................................             4,131                  4,656

      Accrued payroll and related taxes....................................             2,587                  2,077

      Current obligation under capital leases..............................             - 0 -                    223

      Deferred revenues....................................................             5,952                  3,020
                                                                                --------------         --------------

            Total current liabilities......................................            13,114                 10,420

Long-term debt, net of current portion.....................................             2,224                  2,224

Other liabilities..........................................................            22,159                    334
                                                                                --------------         --------------

            TOTAL..........................................................            37,497                 12,978



                                        STOCKHOLDERS' EQUITY
                                        --------------------

Common stock...............................................................               224                    223

Additional paid-in capital.................................................           279,963                278,626

Unearned portion of compensatory stock.....................................               (85)                  (121)

Accumulated other comprehensive income.....................................                 4                     48

Retained earnings (deficit)................................................           (64,033)               (55,522)
                                                                                --------------         --------------

            Total stockholders' equity.....................................           216,073                223,254
                                                                                --------------         --------------

            TOTAL..........................................................          $253,570               $236,232
                                                                                ==============         ==============

                See accompanying notes to financial statements.

                          HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                                        Six months ended
                                                                                                             June 30,
                                                                                                    1998                1997
                                                                                              ---------------      --------------
                                                                                                      (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .................................................................         $    (8,510)        $    (9,168)
     Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
          Accrued interest on U.S. Treasury bills and commercial paper..................                 791                (110)
          Depreciation and amortization.................................................               3,222               3,145
          Loss (gain) due to disposal and write-down of property, plant and
               equipment................................................................                   9                 (10)
          Compensation expense related to stock options.................................                  36                 - 0 -
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets................................              (8,540)            (10,394)
               Other assets.............................................................                 689                 184
               Accounts payable and accrued expenses....................................                (769)               (630)
               Accrued payroll and related taxes........................................                 510                 587
               Deferred revenues........................................................               2,932                 462
               Other liabilities........................................................              21,824                 (15)
                                                                                              ---------------      --------------
          Net cash provided by (used in) operating activities...........................              12,194             (15,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - property, plant and equipment...............................              (3,979)             (4,113)
     Purchase of short-term investments and marketable securities.......................             (86,269)            (60,127)
     Purchase of long-term investment...................................................             (25,678)                - 0 -
     Proceeds from sales and maturities of investments and marketable
        securities......................................................................             113,003              54,020
                                                                                              ---------------      --------------
          Net cash provided by (used in) investing activities...........................              (2,923)            (10,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted investments.............................................................                   9                 287
     Payments on capital lease obligations..............................................                (223)               (507)
     Proceeds from issuance of common stock (net of expenses)...........................               1,337             113,028
                                                                                              ---------------      --------------
          Net cash provided by (used in) financing activities...........................               1,123             112,808
                                                                                              ---------------      --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................              10,394              86,639

Cash and cash equivalents - beginning of period.........................................              44,346              27,341
                                                                                              ---------------      --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD...............................................        $     54,740        $    113,980
                                                                                              ---------------      --------------
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
          Interest......................................................................        $         84        $        129
          Income taxes..................................................................                - 0 -               - 0 -


                See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. INTERIM FINANCIAL STATEMENTS


The accompanying financial statements of Human Genome Sciences, Inc. (the "Company") have not been audited by independent auditors, except for the balance sheet at December 31, 1997. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 1998 and 1997, the Company's financial position at June 30, 1998, and the cash flows for the six month periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly report on Form 10-Q. Therefore these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of future financial results.

NOTE 2. RECENT PRONOUNCEMENTS


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 ("SFAS No.131"), "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for the Company's December 31, 1998 financial statements. SFAS No.131 requires an enterprise to report certain additional financial and descriptive information about its reportable operating segments. The impact of SFAS No. 131 on the December 31, 1998 financial statements is not expected to be material.

NOTE 3. COMPREHENSIVE INCOME


As of January 1, 1998, the Company adopted Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income
(loss) or stockholder's equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Comprehensive net income (loss) for the three months ended June 30, 1998 and 1997 amounted to $1,208,000 and $2,951,000, respectively and for the six months ended June 30, 1998 and 1997 amounted to $(8,554,000) and $(9,250,000), respectively.

NOTE 4. GENE THERAPY COLLABORATION AGREEMENT

During the first quarter of 1998, the Company entered into a gene therapy collaboration with Transgene, S.A., (Transgene"), of Strasbourg, France. Under this agreement, the Company received a 10% equity stake in Transgene valued at $25.6 million based on Transgene's initial public offering share price in exchange for their right to develop and co-market gene therapy products from 10 genes within the Company's database. The Company has recorded the equity at the IPO value with an offsetting entry to deferred revenues and will recognize the $25.6 million of revenue from this transaction over the shorter of the ten-year life of the agreement or prorated upon the selection of genes by Transgene.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997.

RESULTS OF OPERATIONS

     Revenues. The Company had revenues of $13.9 million for the three months ended June 30, 1998 compared with revenues of $14.8 million for the three months ended June 30, 1997. Revenues for the three months ended June 30, 1998 and June 30, 1997 consisted primarily of $7.5 million in annual license fees and research payments from Schering Corporation and Schering-Plough Ltd. (collectively "SP") pursuant to collaboration agreements entered into July 28, 1996 and $4.5 million in annual license fees and research payments from Synthelabo, S.A. pursuant to collaboration agreements entered into June 30, 1996. For the six months ended June 30, 1998, revenues were $15.9 million compared to $16.1 million for the six month period ended June 30, 1997. The 1998 revenue consisted of $12.0 million in annual license fees and research payments from collaborations with SP and Synthelabo and $3.9 million in license fees and milestone payments from other collaborators including the recognition of $1.3 million from Transgene, S.A. The 1997 revenue consisted of $12.0 million in annual license fees and research payments from collaborations with SP and Synthelabo and $4.1 million in license fees and milestone payments from other collaborators including $1.0 million from
F. Hoffman - La Roche Ltd. and Hoffman - La Roche Inc. The Company expects that its revenues may be limited to annual license fees and research payments from SP, Synthelabo and Merck KGaA over the next three years, interest income, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements.

     Expenses. Research and development expenses were $11.5 million for the three months ended June 30, 1998 and $11.7 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, research and development expenses decreased to $22.4 million from $24.1 million for the six months ended June 30, 1997. This decrease results primarily from the reduction of payments under a research services agreement of $6.1 million pursuant to the early termination of various agreements between the Company and The Institute of Genomic Research, ("TIGR"), partially offset by increases in expenses from the Company's start of clinical trials.

     General and administrative expenses increased to $3.4 million for the three months ended June 30, 1998 from $2.9 million for the three months ended June 30, 1997 and increased to $7.1 million for the six months ended June 30, 1998 from $5.3 million for the six months ended June 30, 1997. The increase resulted from significantly higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins discovered by the Company and increased other G&A activity in support of the Company's expanding activities. Interest income was significantly higher for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due to higher cash balances.

     Net Income. The Company recorded net income of $1.2 million, or $0.05 per share, for the three months ended June 30, 1998 compared to net income of $2.9 million, or $0.13 per share, for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company reported a net loss of $8.5 million, or $0.38 per share, compared to a net loss of $9.2 million, or $0.44 per share, for the six months ended June 30, 1997. The difference in results for the three months ended June 30, 1998 and 1997 is primarily due to lower revenues and higher operating expenses for the three months ended June 30, 1998 and to the recognition of a $400,000 loss related to HGS' investment in a recently formed company, Vascular Genetics, Inc. The difference in results for the six months ended June 30, 1998 and 1997 is primarily due to higher interest income received during the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $185.6 million at June 30, 1998 as compared to $196.9 million at December 31, 1997. The decrease resulted from the net loss generated during the six month period, capital expenditures, and payments on capitalized leases.

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

     The Company's cash, cash equivalents, and short-term investments are currently invested in U.S. Treasury and government agency obligations, high grade corporate debt securities and commercial paper. Such investments reflect the Company's policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders, held on May 20, 1998, the following members were elected to the Board of Directors:

                                                          Affirmative                     Votes
                                                             Votes                      Withheld
                                                      -------------------          -----------------
                  TERMS EXPIRING IN 2001
     Robert A. Armitage                                    17,038,145                    66,890
     Jurgen Drews, M.D.                                    17,054,585                    50,450
     James B. Wyngaarden, M.D                              17,053,886                    51,149


     The following proposals were approved at the Company's Annual meeting of Shareholders

                                                                Affirmative           Negative                           Broker
                                                                   Votes                Votes          Abstentions      Non Votes
                                                               -------------         -----------       -----------      ----------
1.     Approval of the amendment to the 1994 Stock
       Option Plan to increase the number of shares
       available for issuance from 3,450,000 to                 10,756,477            2,443,676          35,893         3,868,989
       5,950,000.

2.     Ratification of the selection of Ernst &
       Young, LLP as the Company's independent
       auditors for the fiscal year ending
       December 31, 1998                                        17,072,288               17,112          15,635           - 0 -

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


          27.1       Financial data schedule.

----------------------------

  (b) Reports on Form 8-K

  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HUMAN GENOME SCIENCES, INC.




                             BY:   /s/ Melvin D. Booth
                                   -----------------------------------------
                                       Melvin D. Booth
                                       President and Chief Operating Officer




                             BY:   /s/ Steven C. Mayer
                                   -----------------------------------------
                                       Steven C. Mayer
                                       Senior Vice President and
                                          Chief Financial Officer




Dated: August 12, 1998

                                  EXHIBIT INDEX





          Exhibit
          Page Number
          -----------


              27.1              Financial data schedule.

          ---------------------------------