Form 10-Q
period 1998-09-30
HUMAN GENOME SCIENCES INC
filed 1998-11-13
CIK 901219

================================================================================
                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1998          Commission File Number 0-22962


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

Yes  X     No
   ----      ----


The number of shares of the registrant's common stock outstanding on September 30, 1998 was 22,438,276.


================================================================================

                                TABLE OF CONTENTS


                                                                                    Page
                                                                                    Number
                                                                                    ------

PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Statements of Operations for the three and nine months
                     ended September 30, 1998 and 1997.......................         3

               Balance Sheets at September 30, 1998 and December 31, 1997....         4

               Statements of Cash Flows for the nine months
                     ended September 30, 1998 and 1997.......................         5

               Notes to Financial Statements.................................         6

  Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...........         7


PART II.       OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K..............................        10

               Signatures....................................................        11

               Exhibit Index.................................................   Exhibit Volume

                         PART I. FINANCIAL INFORMATION
                          HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS

                                                                  Three months ended                      Nine months ended
                                                                    September 30,                           September 30,

                                                               1998                1997                1998              1997
                                                          -------------        ------------         -----------     -------------

                                                                (dollars in thousands, except share and per share amounts)


Revenue - research and development collaborative
      contracts.....................................      $      11,279        $      6,539       $    27,206       $     22,639

Costs and expenses:

      Research and development

            Direct expenditures.....................             12,332              10,632            34,689             28,583

            Payments under research services
              agreement.............................              - 0 -                  22             - 0 -              6,141
                                                          -------------        ------------       -----------       ------------


Total research and development......................             12,332              10,654            34,689             34,724

General and administrative..........................              3,481               2,631            10,536              7,918
                                                          -------------        ------------       -----------       ------------

            Total costs and expenses................             15,813              13,285            45,225             42,642
                                                          -------------        ------------       -----------       ------------

Income (loss) from operations.......................             (4,534)             (6,746)          (18,019)           (20,003)

Interest income.....................................              2,656               3,059             8,323              7,677

Interest expense....................................                (47)                (51)             (114)              (335)

Equity in income (loss) of joint venture............               (202)              - 0 -              (602)             - 0 -
                                                          -------------        ------------       -----------       ------------

Income (loss) before taxes..........................             (2,127)             (3,738)          (10,412)           (12,661)

Provision for income taxes..........................              - 0 -               - 0 -               225                245
                                                          -------------        ------------       -----------       ------------

Net income (loss)...................................      $      (2,127)       $     (3,738)      $   (10,637)      $    (12,906)
                                                          -------------        ------------       -----------       ------------

Net income (loss) per share, basic and diluted......      $       (0.09)       $      (0.17)      $     (0.48)      $      (0.61)
                                                          -------------        ------------       -----------       ------------

Weighted average shares outstanding.................         22,410,101          22,228,023        22,376,296         21,261,445
                                                          =============        ============       ===========       ------------

                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS



                                       ASSETS
                                       ------

                                                                         September 30,   December 31,

                                                                             1998             1997
                                                                         -------------   -------------

                                                                            (dollars in thousands)

Current assets:

      Cash and cash equivalents .....................................          $28,161        $44,346

      Short-term investments.........................................          158,417        160,866

      Prepaid expenses and other current assets......................            7,400          2,120
                                                                         -------------    -----------

            Total current assets.....................................          193,978        207,332

Long-term investment.................................................           25,679          - 0 -

Property, plant and equipment (net of accumulated depreciation
      and amortization)..............................................           21,575         20,647

Restricted investments...............................................            6,654          6,582

Other assets.........................................................            2,655          1,671
                                                                         -------------    -----------

            TOTAL....................................................         $250,541       $236,232
                                                                         =============    ===========


                                       LIABILITIES
                                       -----------


Current liabilities:

      Current portion of long-term debt..............................             $444           $444

      Accounts payable and accrued expenses..........................            3,061          4,656

      Accrued payroll and related taxes..............................            3,641          2,077

      Current obligation under capital leases........................            - 0 -            223

      Deferred revenues..............................................            3,819          3,020
                                                                         -------------    -----------

            Total current liabilities................................           10,965         10,420

Long-term debt, net of current portion...............................            2,224          2,224

Other liabilities....................................................           21,517            334
                                                                         -------------    -----------

            TOTAL....................................................           34,706         12,978


                            STOCKHOLDERS' EQUITY
                            --------------------


Common stock.........................................................              224            223

Additional paid-in capital...........................................          280,944        278,626

Unearned portion of compensatory stock...............................              (74)          (121)

Accumulated other comprehensive income...............................              900             48

Retained earnings (deficit)..........................................          (66,159)       (55,522)
                                                                         -------------    -----------

            Total stockholders' equity...............................          215,835        223,254
                                                                         -------------    -----------

            TOTAL....................................................         $250,541       $236,232
                                                                         =============    ===========

                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                                        Nine months ended
                                                                                                          September 30,
                                                                                                ---------------------------------

                                                                                                    1998                1997
                                                                                                ------------        -------------

                                                                                                     (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:


     Net income (loss) ...................................................................        $ (10,637)           $  (12,906)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
          operating activities:
          Accrued interest on U.S. Treasury bills and commercial paper....................               955                   18
          Depreciation and amortization...................................................             4,891                4,642
          Loss (gain) due to disposal and write-down of property, plant and
            equipment.....................................................................                15                  (10)
          Compensation expense related to stock options...................................                47                - 0 -
          Changes in operating assets and liabilities:
            Prepaid expenses and other current assets.....................................            (5,290)                 155
            Other assets..................................................................              (984)                 295
            Accounts payable and accrued expenses.........................................            (1,947)               1,233
            Accrued payroll and related taxes.............................................             1,564                1,210
            Deferred revenues.............................................................               799                  449
            Other liabilities.............................................................            21,182                  (23)
                                                                                                ------------         ------------

          Net cash provided by (used in) operating activities.............................            10,595               (4,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - property, plant and equipment.................................            (5,482)              (7,305)
     Purchase of short-term investments and marketable securities.........................          (140,683)            (151,859)
     Purchase of long-term investment.....................................................           (25,679)               - 0 -
     Proceeds from sales and maturities of investments and marketable securities..........           143,041               96,421
                                                                                                ------------         ------------

          Net cash provided by (used in) investing activities.............................           (28,803)             (62,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted investments...............................................................               (72)                 268
     Payments on capital lease obligations................................................              (223)                (692)
     Proceeds from issuance of common stock (net of expenses).............................             2,318              114,578
                                                                                                ------------         ------------
          Net cash provided by (used in) financing activities.............................             2,023              114,154
                                                                                                ============         ============

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................           (16,185)              46,474


Cash and cash equivalents - beginning of period...........................................            44,346               27,341
                                                                                                ------------         ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD.................................................        $   28,161           $   73,815
                                                                                                ============         ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest........................................................................        $      122           $      188
          Income taxes....................................................................               200                  220

                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   INTERIM FINANCIAL STATEMENTS


The accompanying financial statements of Human Genome Sciences, Inc. ( the "Company") have not been audited by independent auditors, except for the balance sheet at December 31, 1997. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 1998 and 1997, the Company's financial position at September 30, 1998, and the cash flows for the nine month periods ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly report on Form 10-Q. Therefore these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of future financial results.

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

Comprehensive net income (loss) for the three months ended September 30, 1998 and 1997 amounted to $(1,231,000) and $(3,759,000), respectively and for the nine months ended September 30, 1998 and 1997 amounted to $(9,785,000) and $(13,009,000), respectively.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997.

RESULTS OF OPERATIONS

    Revenues. The Company had revenues of $11.3 million for the three months ended September 30, 1998 compared with revenues of $6.5 million for the three months ended September 30, 1997. Revenues for the three months ended September 30, 1998 consisted primarily of $7.5 million in annual license fees and research payments from Merck KGaA and $2.9 million from Pioneer Hi-Bred International. Revenues for the three months ended September 30, 1997 consisted primarily of $5.5 million in annual license fees and research payments from Merck KGaA. For the nine months ended September 30, 1998, revenues were $27.2 million compared to $22.6 million for the nine months ended September 30, 1997. The 1998 revenue consisted of $19.5 million in annual license fees and research payments from collaborations with Schering Corporation and Schering Plough Ltd. (collectively "SP"), Synthelabo and Merck KGaA, and $7.7 million in license fees and milestone payments from other collaborators, including the recognition of $1.9 million from Transgene, S.A. The 1997 revenues consisted of $17.5 million in annual license fees and research payments from SP, Synthelabo and Merck KGaA, and $5.1 million in license fees and milestone payments from other collaborators. The Company expects that its revenues may be limited to annual license fees and research payments from SP, Synthelabo and Merck KGaA over the next two years, interest income, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements.

    Expenses. Research and development expenses increased to $12.3 million for the three months ended September 30, 1998 from $10.7 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, total research and development expenses were $34.7 million. The increase in expenses for the three and nine months ended September 30, 1998 and 1997 is due primarily to the Company's start of clinical trials in 1998. The increase in expenses for the nine months is offset by the reduction of payments under a research services agreement of $6.1 million pursuant to the early termination of various agreements between the Company and The Institute for Genomic Research.

    General and administrative expenses increased to $3.5 million for the three months ended September 30, 1998 from $2.6 million for the three months ended September 30, 1997 and increased to $10.5 million for the nine months ended September 30, 1998 from $7.9 million for the nine months ended September 30, 1997. The increase resulted from significantly higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins discovered by the Company and increased other general and administrative activity in support of the Company's expanding activities. Interest income was higher for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due to higher average cash balances.

    Net Income. The Company recorded a net loss of $2.1 million, or $0.09 per share, for the three months ended September 30, 1998 compared to a net loss of $3.7 million, or $0.17 per share, for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company reported a net loss of $10.6 million, or $0.48 per share, compared to a net loss of $12.9 million, or $0.61 per share, for the nine months ended September 30, 1997. The difference in results for the three and nine months ended September 30, 1998 and 1997 is primarily due to higher revenues partially offset by higher operating expenses and to the recognition of losses related to HGS' investment in a recently formed company, Vascular Genetics, Inc.

LIQUIDITY AND CAPITAL RESOURCES

       The Company had working capital of $183.0 million at September 30, 1998 as compared to $196.9 million at December 31, 1997. The decrease resulted from the net loss generated during the nine month period, capital expenditures, and payments on capitalized leases.

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

YEAR 2000 COMPLIANCE

       Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Since the Company was founded in 1992, most if not all of the Company's computer equipment and software adopt modern design principles. The Company believes the majority of purchased computer systems, operating systems, and database management systems are ready for Year 2000 based on in-house testing and information supplied by vendors. For internal systems development, the Company uses fully-specified dates for all date items in the databases. These date representations have been built into systems from their inception and should be fully Year 2000 compliant. The Company utilizes third-party equipment and software that may not be Year 2000 compliant.

       The Company is concerned about the impact of the Year 2000 problem on suppliers, government agencies, electrical power, voice and data communications, shipping and other services required. The Company has initiated a comprehensive program to identify risks, validate essential systems, confirm that vendor products are Year 2000 ready, and to develop contingency plans to deal with problems that may arise. A task force of people representing various departments in the Company have been formed to carry out the Company's Year 2000 program. The task force is currently performing a comprehensive inventory of computer equipment, software and other devices that may have embedded microprocessors and software. The task force will lead efforts to confirm that essential systems and suppliers are tested for correct Year 2000 behavior. The task force reports to the Chief Information Officer on a regular basis.

       The Company does not believe that the cost of identification and correction of any Year 2000 compliance problems will have a material adverse effect on the Company's business, financial condition or operating results. However, there can be no assurance that a failure of the Company's internal computer systems, third-party equipment, software used by the Company, or systems maintained by the Company's suppliers, to be Year 2000 compliant, will not have a material adverse effect on the Company's business, financial condition or operating results.

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

-------------------------------------


(b) Reports on Form 8-K

None.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HUMAN GENOME SCIENCES, INC.




                                      BY:   /s/ William A. Haseltine
                                         --------------------------------
                                                William A. Haseltine
                                                Chairman and CEO


                                      BY:   /s/ Steven C. Mayer
                                         --------------------------------
                                                Steven C. Mayer
                                                Senior Vice President and
                                                  Chief Financial Officer


Dated: November 13, 1998

                                  EXHIBIT INDEX


          Exhibit
          Page Number
          -----------


               27.1      Financial data schedule.

----------------------------------