Form 10-K
period 1998-12-31
HUMAN GENOME SCIENCES INC
filed 1999-03-11
CIK 901219

                                                                  3/9/99 5:39 PM

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

   For the fiscal year ended December 31, 1998 Commission File Number 0-22962

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

                     Common stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's common stock outstanding on January 31, 1999 was 22,758,581.

As of January 31, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $ 381,000,000.*

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Annual Report.

*Excludes 11,406,851 shares of common stock deemed to be held by officers and directors, and stockholders whose ownership exceeds five percent of the shares outstanding at January 31, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

GENERAL

     Human Genome Sciences, Inc. (the "Company" or "HGS") is engaged in the research and development of novel, proprietary pharmaceutical and diagnostic products based on the discovery and understanding of the medical utility of genes. Using automated, high-throughput gene sequencing technology, the Company has generated a very large collection of partial human gene sequences, which the Company believes correspond to most of the expressed genes in the human body, and now possesses one of the largest proprietary databases of full length human and microbial genes. Based on this genomic database, the Company has created a broad base of product opportunities. The Company's activities have progressed from a focus on the identification and cataloging of genes to focusing primarily on research and development of therapeutic protein product candidates. In its efforts to identify the most promising product candidates, the Company uses its advanced proprietary bioinformatics system to analyze partial and full length gene sequences and to identify the genes corresponding to such gene sequences and the proteins encoded by such genes. As of January 31, 1999, the Company has isolated and characterized several thousand full-length genes and expressed and purified more than 250 potential therapeutic proteins. The Company is currently developing two proteins, MPIF-1 and KGF-2, in phase II clinical studies, evaluating a number of additional therapeutic protein product candidates in preclinical studies and is developing a gene therapy treatment for vascular disease based on VEGF-2 in collaboration with Vascular Genetics, Inc. in which the Company holds a substantial interest.

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

     The Company has five collaboration partners in the area of therapeutic and diagnostic products based on its human gene database. The Company's initial collaboration was formed with SmithKline Beecham Corporation ("SmithKline Beecham") in May 1993 (as amended, the "SB Collaboration Agreements"). As of January 31,1999, the Company had received $125 million in payments from SmithKline Beecham and is further entitled to product development milestone payments and royalty payments. In June 1995, the Company and SmithKline Beecham entered into a collaboration agreement with Takeda Chemical Industries, Ltd. ("Takeda"), whereby Takeda was granted certain rights to develop and commercialize products based on the Company's and SmithKline Beecham's human gene technology ("Human Gene Technology") and an option to develop and commercialize for Japan certain products developed by the Company. In June 1996 the Company entered into a significant amendment (the "SB Amendment") to the SB Collaboration Agreements which, among other things, allows the Company to designate six therapeutic proteins at any one time for exclusive development and commercialization (subject to certain restrictions and co-development rights of its collaborators) and permits the Company and SmithKline Beecham to enter into additional collaboration agreements in the field covered by the SB Collaboration Agreements. In July 1997, the Company entered into another amendment to the SB Collaboration Agreement to streamline the procedures for outlicense of diagnostic products by SmithKline Beecham and to permit the Company to develop and market diagnostic tests to support its own therapeutic products.

     In June and July 1996, the Company and SmithKline Beecham entered into collaboration agreements (the "Additional Collaboration Partner Agreements") with Schering Corporation and Schering Plough, Ltd. (collectively, "Schering Plough"), Synthelabo S.A. ("Synthelabo") and Merck KGaA (collectively, the "Additional Collaboration Partners"). Under the terms of the Additional Collaboration Partner Agreements, $87.5 million of license and research payments is payable to the Company over five years, of which $51.0 million has been received as of

January 31, 1999. In addition, the Additional Collaboration Partner Agreements provide for milestone and royalty payments with respect to each product developed under these agreements. In exchange, the Additional Collaboration Partners received certain rights to research, develop and commercialize therapeutic products based on the Company's and SmithKline Beecham's Human Gene Technology. Schering Plough and SmithKline Beecham have been granted the right to develop jointly with the Company certain of the therapeutic protein product candidates to which the Company has retained the exclusive development rights.

     The Company also has entered into other collaborative agreements in certain areas where the Company has retained exclusive rights, including: the creation of bacterial vaccines and immunotherapeutics and antimicrobial agents based on genes of infectious agents; and corn genomics. Pursuant to the terms of such collaboration agreements, an aggregate of $29.1 million of license and research payments is payable to the Company over five years, all of which has been received to date.

     The Company also has entered into three gene therapy agreements, one with Schering Plough as part of the Additional Collaboration Partner Agreements, and two with early stage gene therapy companies, Vascular Genetics Inc. ("VGI") and Transgene S.A. ("Transgene"). The Company has received an equity interest in VGI and Transgene in connection with granting them access to certain genes in its database. In addition, the Company will receive milestone payments and/or royalties. The Company also has certain co-marketing rights to products developed under the agreement with Transgene and certain manufacturing rights to products developed under the agreement with VGI.

     The Company also formed during its early development a collaboration with The Institute of Genomic Research ("TIGR"). Under the collaboration agreement, the Company agreed to provide TIGR with funding totaling $85 million over a ten-year period ending September 2002. In return, the Company was entitled to exclusive intellectual property rights to TIGR's research. In June 1997, the Company and TIGR reached an agreement for the early conclusion of the collaboration, which relieved the Company of all remaining funding obligations, totaling approximately $38 million. In exchange, the Company will forego all intellectual property rights for future work performed at TIGR, but retains all intellectual property rights for work performed up to June 1997.

     The Company vigorously pursues patents to protect its intellectual property. As of January 31, 1999, the Company has forty-nine issued U.S. patents covering full-length genes and has filed U.S. patent applications covering more than 2,500 full-length genes and the proteins they encode. The Company makes patent filings outside the United States as it deems appropriate. In addition, the Company has filed patent applications on a substantial number of expressed sequence tags ("ESTs") that represent its large partial gene sequences, although there is substantial uncertainty as to the patentability of partial gene sequences.

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

     When a gene is expressed in a cell, the order of different nucleotides in the gene is copied into RNA in a duplication process called transcription. A splicing process within the cell then removes the introns, or non-coding gene segments, from the transcript, thereby creating a messenger RNA ("mRNA"), which contains only the exons, or coding regions, of the transcribed gene. The mRNA then directs the production of a protein in a process called translation. The order of nucleotides in the mRNA determines the protein that is made. By isolating mRNA from cells, the Company's scientists can analyze primarily the coding regions of a gene. However, mRNA is unstable and therefore is difficult to analyze directly. To sequence the mRNA, it is preferable to copy or transcribe the mRNA back into DNA. This process produces a DNA copy ("cDNA"), which contains only the exons, or coding regions, of the expressed gene. This process avoids examination of the majority of human DNA, as approximately 95-97% of the human genome consists of long stretches of nucleotides, which do not code for protein. By focusing on the mRNA, the Company examines the portion of the genome which it believes to be the most important, because it is the portion which makes protein.

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

COMPANY TECHNOLOGY AND RESEARCH

The Human Gene Anatomy Project

     The gene discovery activity of the Company has focused on its Human Gene Anatomy Project. The goal of this project is to identify virtually all human genes, to catalogue the relative abundance of expressed genes by organ, tissue and cell of origin and to identify changes in gene expression associated with the normal processes of development, differentiation and activation, as well as abnormal changes in gene expression associated with the development of disease. The Company believes its Human Gene Anatomy Project approach is substantially different from most other genomic research projects which seek either to isolate a single copy of each gene, determine the sequence of large regions of human chromosomes or determine the chromosome location of genes responsible for inherited genetic diseases. While such approaches will provide information valuable for the creation of some new gene-based pharmaceutical products, the Company believes that its Human Gene Anatomy Project provides a much broader opportunity to discover genes of potential medical use.

     The first component of the Human Gene Anatomy Project is the isolation and preparation of a set of cDNA libraries from most normal human tissues. A library is comprised of cDNA derived from samples of mRNA expressed in a particular tissue. The Company's more than 800 libraries reflect the relative abundance of the various mRNAs expressed in each tissue. The Company isolates and purifies individual cDNA fragments from each library for sequence analysis to identify the structure and possible function of genes. The Company sequences a portion of each cDNA, which the Company believes is often sufficient to identify the expressed gene and represents the best method for rapid gene discovery.

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

     As of January 31, 1999, the Company has isolated and fully sequenced several thousand full-length cDNAs and purified more than 300 potential therapeutic proteins.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts have been organized into the following divisions:

     Gene Discovery Division. The Gene Discovery Division is responsible for preparing biological samples, extracting and amplifying DNA, performing sequencing reactions, managing production information and monitoring sequencing quality. The division manages the operation of 35 automated sequencing machines along with a variety of laboratory robots and other instruments. The division has developed technologies that streamline HGS' efforts to fully sequence genes of interest in a high-throughput fashion.

     Molecular Biology Division. The Company's Molecular Biology Division seeks to identify and evaluate genes that may be useful for the creation of therapeutic protein drugs, small molecule drugs, gene therapy, antisense treatments and diagnostic products. The Molecular Biology Division contains the Protein Therapeutics group and Exploratory Research group.

     The Protein Therapeutics group identifies and evaluates genes, which encode proteins, which may be useful as therapeutic protein drugs or for gene therapy or antisense applications. The Protein Therapeutics group also identifies genes that may be useful for diagnostic purposes. When comparative analysis indicates that a gene encodes a potential therapeutic protein, this group isolates the corresponding full-length cDNA, determines its pattern of tissue expression and its entire coding sequence.

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

     In addition to efforts relating to the identification of potential therapeutic proteins, the Protein Therapeutics group characterizes genes and proteins that may serve as targets for small molecule drug discovery, principally to support the work of the Company's collaborators. The group isolates full-length cDNAs, performs experiments to determine the tissue and cell type in which the genes are expressed and determines the complete sequence of the cDNA corresponding to each candidate gene. The group has identified several hundred genes, which encode proteins that may be targets for small molecule drug screening. Full-length cDNAs corresponding to many of these genes have been isolated and fully sequenced, and tissue distribution and chromosomal location of most of these full-length genes have been determined.

     The efforts of the Exploratory Research group are focused on development and implementation of new technologies useful in the identification of medically relevant gene candidates. Responsibilities of this group include new methodologies for cDNA library construction, chromosome mapping, optimization of full-length gene cloning and development of new methods for gene analysis. This group is also currently responsible for efforts in microbiology, including construction and analysis of microbial genome libraries and selection of candidate genes which may be useful in vaccine and immunotherapeutic programs.

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

     Protein Development Division. The purpose of the Protein Development Division is to provide proteins in a form suitable for in vitro and in vivo testing. The Protein Development Division uses bacterial, insect and mammalian expression systems that have been engineered to express abundant amounts of proteins. The Company's therapeutic protein production facilities include 15 bioreactors ranging in capacity from 2 to 100 liters. The Protein Development Division also purifies potential therapeutic proteins, enzymes that may be useful in the discovery of small molecule drugs and bacterial proteins that may be useful as vaccine components. This division also oversees the contract production of cGMP materials by third parties for preclinical qualification and Phase I clinical studies and the operation of a pilot scale production and process development facility, which will be leased from the Maryland Economic Development Corporation ("MEDCO").

     Through January 31, 1999, the Company has produced and purified more than 250 novel human proteins in amounts sufficient to test for activity. In some cases, the Company also provides highly purified proteins to its collaborators for further analysis.

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

AREAS OF PRODUCT DEVELOPMENT

     The Company believes that the genes it identifies have the potential to be valuable for the development of a wide range of healthcare products in some or all of the following areas:

     Therapeutic Proteins. Therapeutic proteins are recombinant human proteins that in native or modified form exert medically useful physiologic or pharmacologic activity. By discovering and isolating genes, the Company may be able to cause the genes that code for therapeutic proteins to express those proteins. Therapeutic proteins may be useful for the treatment of diseases, including inflammatory and autoimmune diseases, neurodegenerative diseases, cardio-pulmonary diseases and other diseases caused by insufficient or defective proteins resulting from a missing or defective gene. Therapeutic proteins currently in clinical use include interferon, insulin, human growth hormone, tPA, DNAse, G-CSF, GM-CSF and erythropoietin.

     Currently, the Company is conducting pre-clinical and clinical development studies on a number of potential therapeutic proteins, including Myeloid Progenitor Inhibitory Factor-1 (MPIF-1), Keratinocyte Growth Factor-2 (KGF-2), and Vascular Endothelial Growth Factor -2 (VEGF-2).

     MPIF-1. MPIF-1 is a member of the chemokine family. The Company has shown that MPIF-1 in in vitro and in vivo studies inhibits the differentiation and growth of bone marrow cells. Myeloid progenitor cells are destroyed by many forms of cancer chemotherapy resulting in severe leukopenia, thrombocytopenia and anemia. By preventing the growth of myeloid progenitor cells during aggressive cancer chemotherapy, it may be possible to reduce the destruction of these cells allowing the more rapid repopulation of red and white blood cells in the circulation. This, in turn, may reduce the incidence of serious infection, anemia and coagulation disorders associated with cancer chemotherapy. The Company has initiated clinical trials in humans. A Phase I study to evaluate MPIF-1 safety in healthy volunteers was completed in 1998. Two Phase II studies have begun to evaluate MPIF-1 in shielding myeloid progenitor cells from the harmful effects of chemotherapy. These studies will test various doses of MPIF-1 in cancer patients undergoing adjuvant chemotherapy treatment for breast and ovarian cancer. Trials are being conducted at leading cancer research centers in the United States.

     KGF-2. KGF-2 is a member of the Fibroblast Growth Factor superfamily. The Company has shown in in vivo tests that KGF-2 stimulates the growth of epithelial cells. The protein has potential for use in the topical treatment of skin ulcers, burns, surgical and other wounds, and possibly other conditions affecting epithelial cells. In addition, KGF-2 may be useful in the treatment of mucositis (frequently a toxicity of cancer chemotherapy) and/or acute renal failure. An Investigational New Drug application for KGF-2 was submitted to the FDA during December of 1997. Two Phase I studies to evaluate the safety of topical and systematic administration of KGF-2 in healthy volunteers were completed in 1998. Two Phase II studies will be initiated in the first quarter of 1999 to evaluate KGF-2 in chronic wounds and mucositis. These studies will test various doses of KGF-2 in patients with active disease. The trials are being conducted at leading research centers in the United States.

     VEGF-2. VEGF-2 is a member of the vascular endothelial/platelet-derived growth factor superfamily. The Company has shown in in vitro studies that VEGF-2 promotes the growth of certain subsets of vascular endothelial cells. In in vivo animal models performed in collaboration with Dr. Jeffrey Isner at the St. Elizabeth's Medical Center of Boston, VEGF-2 protein and DNA encoding the VEGF-2 gene had been shown to reduce the severity of ischemia in a rabbit hind limb ischemia model. Vascular Genetics, Inc. has initiated clinical trials on the use of VEGF-2 DNA in the treatment of critical limb ischemia.

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

     All of the Company's therapeutic protein product candidates are in various stages of preclinical testing and relatively early stages of human clinical testing. Accordingly, the results of testing to date may not be indicative of results that will be obtained in further preclinical trials or in clinical trials, as applicable. As further results of tests are received, the Company may abandon particular projects, which it might otherwise have considered promising. Additionally, there can be no assurance that clinical trials as to any particular product candidate, if commenced, will be successful, or that any product can be successfully commercialized.

     Small Molecule Drugs. The Company believes that knowledge of a more complete set of genes and the proteins they express will enable pharmaceutical companies to design and screen pharmaceutical products in a more efficient fashion by providing logical specific targets for discovering drugs. The discovery of new drugs often involves screening a large family of synthetic and natural products to determine their impact on proteins expressed by genes. Increasingly, automated biochemical assays that test the ability of proteins to bind to and modify the activity of purified proteins are used to test the efficacy and selectivity (i.e., the ability to affect only the desired protein targets and not other proteins expressed in the human body) of new drugs. The undesired binding of a drug to other proteins not detected by a screening assay can result in toxicity or other undesirable side effects. The Company believes that the genes it discovers may contribute to screening assays by permitting more complete sets of target proteins to be assembled for an assay. SmithKline Beecham, as well as all other HGS collaboration partners, is currently using proteins expressed by genes identified by the Company in a number of screening assays used to identify new drugs.

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

     VEGF-2: Vascular Genetics, Inc. has begun Phase I/II gene therapy clinical studies of VEGF-2 for patients suffering from Critical Limb Ischemia. These double blind, placebo-controlled, dose escalation studies will be held at several leading medical centers in the U.S. Vascular Genetics, Inc. also plans to submit additional INDs for other indications for this gene therapy product, including coronary artery disease.

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

COLLABORATIVE ARRANGEMENTS

     Agreements with SmithKline Beecham. In May 1993, the Company entered into the SB Collaboration Agreements pursuant to which SmithKline Beecham was granted certain exclusive rights to develop and commercialize therapeutic and diagnostic products within the "SB Field" (as defined below) based on human genes discovered by the Company. Pursuant to the SB Collaboration Agreements, SmithKline Beecham has paid to the Company an aggregate of $125 million, of which $55 million was allocated to the purchase of an aggregate of 1,351,738 shares of common stock.

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

     The SB Amendment provides that SmithKline Beecham and the Company will share equally in any license fees and product development milestone payments paid under Additional Collaboration Partner Agreements, and that the Company will receive all royalties and research support payments under such Additional Collaboration Partner Agreements. The SB Collaboration Agreements provide for payments to the Company of royalties on net sales of products based on the Company's patents or technologies within the SB Field ("SB Products") sold by SmithKline Beecham (or its licensees) and milestone payments in connection with the development of SB Products. The Company has an option to co-promote SB Products sold by SmithKline Beecham, on a country-by-country basis, in the United States, Canada, Mexico and Europe (subject to certain limitations as to rights granted to Takeda and other parties). If the Company develops and markets or outlicenses a product in the SB Field pursuant to its rights under the agreements with SmithKline Beecham, SmithKline Beecham will generally be entitled to royalties or to share in milestone payments and license fees received by the Company from licensees with respect to such products. The Additional Collaboration Partner Agreement with Schering Plough includes an option for Schering Plough to co-develop and co-commercialize up to two products in the SB Field to which the Company has exclusive development and commercialization rights under the SB Collaboration Agreements. The SB Collaboration Agreements include an option for SmithKline Beecham to co-develop and co-commercialize products in the SB Field to which the Company has exclusive development and commercialization rights under the SB Collaboration Agreements and for which Schering Plough has not exercised its option to co-develop and co-commercialize. SmithKline Beecham will also be entitled to royalties on and an option to co-promote, products outside the SB Field sold by the Company which are based on or incorporate patents or information developed by SmithKline Beecham based on the Human Gene Technology of the Company.

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

     In July 1997, the SB Collaboration Agreements were further amended with respect to the field of human diagnostic products (the "SB Diagnostic Amendment"). The SB Diagnostic Amendment streamlined the procedures for outlicense by SmithKline Beecham of diagnostic products based on HGS technology and specified a royalty on diagnostic products sold by SmithKline Beecham or its licensees. The agreement also permits HGS to develop and market diagnostic tests that support its own therapeutic products, provided SmithKline Beecham is not already developing and marketing such a diagnostic test. The agreement provides for an initial research term that continues through June 2001, and may be extended by SmithKline Beecham for up to five additional years by making certain payments and provided that the SB Amendment agreement is also extended for a commensurate period of time.

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

     The Company will be entitled to one-half of all license fees and milestone payments and to all royalties due from each Additional Collaboration Partner. In addition, each Additional Collaboration Partner will make research payments directly to the Company for the duration of the initial research term, which continues through June 2001. Aggregate license fees and research payments due under the Additional Collaboration Partner Agreements are $140 million during the initial research term, of which the Company will be entitled to $87.5 million, payable in equal installments over a five-year period. $51.0 million had been received by the Company as of January 31, 1999.

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

     An agreement entered into in November 1997 with a newly formed company, Vascular Genetics Inc., whereby the Company granted to Vascular Genetics
     (i) an exclusive license in the field of gene therapy for the Company's vascular endothelial growth factor 2 (VEGF-2) gene, and (ii) an option for up to two additional genes for use as gene therapy drugs to treat vascular disease. As a result of the November 1997 agreement and other transactions since that time, the Company, as of January 31, 1999, holds a significant minority equity interest in VGI of approximately 33% . Other initial investors included St. Elizabeth's Medical Center of Boston, Inc., CATO Holding Company, and Jeffrey M. Isner, M.D.

     A Collaboration and License Agreement with Transgene S.A., entered into in February 1998, relating to the field of human gene therapy (including gene therapy vaccines to the extent the Company has the right to do so), under which Transgene was granted the right to license exclusively up to 10 genes; the Company obtained a 10 percent equity interest in Transgene and certain co-development and co-marketing rights.

     As of January 31, 1999, the Company had entered into approximately 276 material transfer agreements with 135 academic institutions covering approximately 1,354 gene sequences, cDNAs and proteins. The Company is continuing to negotiate additional material transfer and license agreements. The purpose of these agreements is to expand research and development relating to the Company's gene information by providing academic researchers with proprietary gene sequence information and related materials which enable them to explore the biological activity and potential medical utility of newly discovered human genes. Most of these material transfer agreements grant to the Company a license, with established royalty rates, to any invention resulting from the use of gene sequence information or related materials provided by the Company. A relatively small number of the material transfer agreements signed by the Company provide for an option to license any invention resulting from the use of the Company's gene sequencing information. All of the Company's material transfer agreements with academic institutions provide for a license or option to exclusive rights for inventions resulting from use of the Company's information. In addition, TIGR, SmithKline Beecham and Takeda have also entered into material transfer agreements with academic institutions. The Company is also entitled to rights with respect to inventions resulting from use of sequence information and related materials under such arrangements.

     Agreements with TIGR. In October 1992 the Company entered into a Research Services Agreement and an Intellectual Property Agreement with TIGR, a not-for-profit research institute. TIGR initially performed most of the gene sequencing and made the sequences available to the Company. The Company subsequently developed its own gene sequencing capability.

     Pursuant to these agreements, a Lease Funding Agreement entered into in March 1993 and a subsequent agreement entered into in April 1993, the Company committed to provide an aggregate of approximately $85 million to TIGR over a ten-year period, ending September 2002, of which $70 million consists of a research grant and equipment funding for TIGR's scientific research relating to determining human genes and their functions and uses. The Company paid approximately $47 million pursuant to these agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In June 1997, the Company and TIGR agreed to an early conclusion of the relationship between the two companies. Accordingly, the parties terminated the prior agreements and entered into a new agreement whereby HGS ceased all future payments to TIGR in return for relinquishing rights to future work done by TIGR. The

Company retained rights to inventions and patents arising out of TIGR's research prior to June 1997. TIGR agreed not to enter into commercial agreements for four years on selected therapeutic proteins and associated diagnostic tests in development by HGS, and further agreed to share with HGS any proceeds from all commercial arrangements relating to other human therapeutic proteins completed prior to June 1999. In exchange for this limited non-compete agreement, HGS granted to TIGR and its non-commercial collaborators a research license for its prior work. The new agreement also eliminated certain restrictions that prevented TIGR from publishing sequence information. This agreement relieved HGS of a funding obligation of more than $38 million over the remaining life of the original agreements.

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

     The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. There is a substantial backlog of biotechnology patent applications at the Patent and Trademark Office ("PTO"), and no clear policy has emerged regarding the breadth of claims covered in biotechnology patents. There have been, and continue to be, intensive discussions on the scope of patent protection for both gene fragments and full-length genes. There have also been proposals for review of the appropriateness of patents on genes and gene fragments. There can be no assurance that these or other proposals will not result in changes in, or interpretations of, the patent laws, which will adversely affect the Company's patent position. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries.

     As of January 31, 1999, the Company had filed United States patent applications with respect to more than 2,500 full-length human genes and their corresponding proteins. The Company has also filed U.S. patent applications with respect to all or portions of the genomes of eight infectious microorganisms and one non-infectious microorganism. As of January 31, 1999, the Company had forty-nine issued U.S. patents covering 56 full-length human genes. There can be no assurance that the remaining applications covering full-length genes and their corresponding proteins will result in the issuance of any patents. For example, the disclosures in these applications may not be sufficient to meet the statutory requirements for patentability in all cases. Additionally, in view of the substantial number of genes that may be covered by the Company's patent applications, the Company cannot predict what issues may arise in connection with the Company's patent applications or the timing of the grant of patents with respect to genes covered by such patent applications. Moreover, in certain instances, the Company will be dependent upon its collaborators to file and prosecute patent applications.

     The Company also has filed United States patent applications claiming more than 200,000 partial human gene sequences. These applications seek to protect partial human and non-human gene sequences, the full-length gene sequences that include the partial sequences, as well as products derived therefrom and uses therefor. These applications identify possible biological functions for some of the genes based in part on a comparison to genes included in public databases, but do not contain any laboratory or clinical data with respect to such biological functions. There are certain court decisions indicating that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence. In view of these court decisions, as well as the uncertain position of the PTO, the Company believes that there is significant risk that patents will not issue based on patent disclosures limited to partial gene sequences. Finally, even if patents issue on the basis of partial gene sequences, there is uncertainty as to the commercial meaningfulness of the protection that might be provided by any such patents.

     Publication of information concerning genes prior to the time the Company applies for patent protection based on the full-length gene could adversely affect the Company's ability to obtain patent protection with respect to genes identified by it. Washington University has identified genes through partial sequencing pursuant to funding provided by Merck & Co., and has deposited the partial sequences identified in a public database. In January 1997, TIGR, in collaboration with the National Center for Biological Information (NCBI), disclosed full-length DNA sequences (which are reportedly in excess of 35,000 sequences) assembled from partial gene sequences (ESTs) available in publicly accessible databases or sequenced at TIGR. Such disclosures might limit the scope of claims or make unpatentable subsequent patent applications filed by the Company on full-length genes. Moreover, the termination of the Human cDNA Database Agreement in April 1997 and the termination of the prior agreements between the Company and TIGR in June 1997 eliminated limitations on the publication of TIGR sequences as of those dates. While the Company believes that the previous limitations on publication of sequences have generally been sufficient to permit the Company to apply for patent protection on genes in which it is interested in pursuing further research, there can be no assurance that such publication has not and will not affect the Company's ability to obtain patent protection for some genes in which it may have an interest, which, in the case of genes of commercial significance, could have a material adverse effect on the Company. See "-- Collaborative Agreements -- Agreements with TIGR."

      In addition, others have filed and are likely to file in the future patent applications, which have not yet been published covering genes or protein sequences similar or identical to those of the Company. Moreover, the number of patent applications covering genes and proteins expressed by genes has been increasing, and is expected to continue to increase, as a result of the increase in the number of entities conducting genomic research. See "-- Competition." The Company has been notified that there may be patent applications filed by others, which cover genes for which the Company has filed patent applications. The priority of competing patent claims would be decided in an interference proceeding before the PTO. No assurance can be given that any such patent application of third parties will not have priority over patent applications filed by the Company or that any patent applications filed by the Company will result in issued patents.

     Accordingly, there can be no assurance that patents issued and any additional patents, if issued, will provide commercially meaningful protection against competitors. There can also be no assurance that any patent issued to the Company will provide it with competitive advantages, or will not be challenged by others. Furthermore, there can be no assurance that others will not independently develop similar products, which could result in an interference proceeding in the PTO. Others may be able to design around issued patents or develop products providing similar effect to products being developed by the Company based on genes or proteins expressed by genes which are not covered by patents issued to the Company. In addition, others may discover uses for genes or proteins other than those uses covered in the Company's patent applications, and these other uses may be separately patentable. In such case, the holder of a use patent covering an invention as to which the Company has a composition of matter patent claim could exclude the Company from selling a product for a use covered by such use patent.

     The Company's potential products may conflict with patents that have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued and other companies engage in the business of discovering genes through the use of high-speed sequencers, the risk increases that the Company's potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected products. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms. The Company believes that there will continue to be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's resources.

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

GOVERNMENT REGULATION

     Regulation of Pharmaceutical Products. New drugs and biological drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act. In addition to being subject to certain provisions of that Act, biologics are also regulated under the Public Health Service Act. The Company believes that the pharmaceutical products developed by it or its collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, distribution, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs. At the FDA, the Center for Biological Evaluation and Research ("CBER") is responsible for the regulation of biologics, and the Center for Drug Evaluation and Research ("CDER") is responsible for the regulation of new drugs.

     In addition, any gene therapy products (which is one of the areas in which the Company may develop products) developed by the Company will require regulatory approvals prior to clinical trials and additional regulatory approvals prior to commercialization. New human gene therapy products are subject to extensive regulation by the FDA (CBER) and comparable agencies in other countries. Currently, each clinical protocol is reviewed by the FDA and, in some instances, the NIH, on a case-by-case basis. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

     Obtaining FDA approval has historically been a costly and time-consuming process. Generally, in order to gain FDA pre-market approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug ("IND") application, which the FDA must review before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the initial clinical investigation to be undertaken.

     Preclinical studies can take several years to complete, and there is no assurance that an IND based on such studies will ever become effective so as to permit clinical testing to begin. A 30-day waiting period after the receipt of each IND is required by the FDA prior to the commencement of initial clinical testing. If the FDA has not commented on or questioned the IND within this 30-day period, initial clinical studies may begin. If the FDA has comments or questions, it places the studies on clinical hold and the questions must be answered to the satisfaction of the FDA before the initial clinical testing may begin.

     In order to commercialize pharmaceutical products, the Company or its collaborator must sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy and, for a biologic product, the potency, which are necessary to obtain FDA approval of any such products. For Company or collaborator-sponsored INDs, the Company or its collaborator will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases, although the phases may overlap. Phase 1 trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects, and may take from six months to over a year to complete. Phase 2 exploratory trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase 3 confirmatory trials are expanded clinical trials with larger numbers of patients which are intended to gather the additional information for proper dosage and labeling of the drug and demonstrate its safety and effectiveness. Clinical trials generally take two to five years, but may take longer, to complete. Recent regulations promulgated by the FDA may shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases, which lack available alternative treatments.

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

     After completion of clinical trials of a new drug or biologic product, FDA marketing approval must be obtained. If the product is regulated as a biologic, CBER will require the submission and approval, depending on the type of biologic, of either a Biologic License Application or, in some cases, a Product License Application and an Establishment License Application before commercial marketing of the biologic. If the product is classified as a new drug, the Company must file a New Drug Application ("NDA") with CDER and receive approval before commercial marketing of the drug. The NDA or BLA must include results of product development, preclinical studies, clinical trials and manufacturing information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all. In the past, NDAs and BLAs submitted to the FDA have taken, on average, two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and require additional clinical studies. In addition, the FDA may condition marketing approval on the conduct or specific post-marketing studies to further evaluate safety and effectiveness. Rigorous and extensive FDA regulation of pharmaceutical products continues after aproval, particulary with respect to manufacturing, which must be done in compliance with cGMP, reporting of adverse effects, and advertising, promotion, and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, the

FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness.

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

     The Company has contracted for the manufacture of therapeutic proteins for preclinical testing and clinical development from a single supplier. The Company will be dependent on this company for its supply of therapeutic proteins until it is able to produce therapeutic proteins at its leased facility which was substantially completed in February 1999 (see Item 2: Properties). Any failure or delay in supplying therapeutic proteins could affect the timing of preclinical tests and clinical trials and could delay submission of products for regulatory approval.

MANUFACTURING AND MARKETING

     The Company has developed in-house capabilities for the production and purification of recombinant proteins for use in its research activities, but does not currently have manufacturing facilities capable of supplying materials suitable for clinical trials or for commercial sale or experience in manufacturing materials suitable for clinical trials or for commercial sale. To date, the Company has relied on a third party for production of certain of its therapeutic proteins for use in pre-clinical and early clinical development. During 1997 and 1998, the Company designed and the Maryland Economic Development Corporation ("MEDCO") constructed a process development and production facility for the preparation of clinical trial quantities of the Company's therapeutic proteins in compliance with cGMP requirements. The facility comprises approximately 80,000 square feet with an additional 40,000 square feet available for future expansion and is located in the Johns Hopkins Belward Research Campus near the Company's offices and research laboratories. Construction was substantially completed in February 1999. After construction, the facility must be validated and inspected by the FDA to determine compliance with cGMP requirements. The facility has been designed to allow for the production and purification of multiple recombinant proteins. The Company intends to use the facility for production of preclinical and clinical supplies of its therapeutic proteins and for process development and scale-up. A delay in completion and/or validation of the facility could adversely affect the cost and timing of clinical trials and could delay submission of products for regulatory approval. The Company has entered into a long-term lease arrangement with MEDCO for the facility. The Company's long range plan is to establish additional manufacturing capabilities to allow it to meet its full commercial manufacturing requirements. However, the Company may contract with third party manufacturers or may develop products with partners and take advantage of the partner's manufacturing capabilities. There can be no assurance that the Company will be able to successfully establish manufacturing capabilities and manufacture its products economically or in compliance with cGMPs and other regulatory requirements.

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

EMPLOYEES

     As of January 31, 1999, the Company had 411 full-time employees, of whom 353 were in research and development, including 61 scientists holding doctorate degrees. The Company anticipates hiring approximately 70 additional employees during the next twelve months. The additional staff is expected to include research and development staff, process development and manufacturing personnel, and medical and regulatory affairs staff. None of the Company's employees is covered by collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company currently leases approximately 173,000 square feet of laboratory and office space in six buildings in Rockville, Maryland. This includes approximately 120,000 square feet of laboratory space and approximately 53,000 square feet of administrative office space. In addition, the Company has entered into a long-term lease for a process development and manufacturing facility. Construction was substantially completed in February 1999 on the 80,000 square foot facility with an additional 40,000 square feet available for future expansion, which is being built to the Company's specifications on a site near the Company's headquarters and research and development laboratories. The facility will be used to produce clinical trial quantities of its lead product candidates.

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

                    1998                   HIGH              LOW
               First Quarter             $45 1/8           $35 3/4

               Second Quarter             43 1/4            35

               Third Quarter              40                23 5/16

               Fourth Quarter             36 1/4            25 9/16

                   1997                   HIGH              LOW
              First Quarter               48                32 1/2

              Second Quarter              39 1/4            30 3/4

              Third Quarter               43 1/2            30 1/2

              Fourth Quarter              45 1/4            38 1/8



As of January 31, 1999, there were approximately 485 holders of record of the Company's common stock. No cash dividends have been paid on the common stock to date.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of the Company for the years ended December 31, 1998, 1997 and 1996, and as of December 31, 1998 and 1997 have been derived from the audited financial statements included elsewhere herein and should be read in conjunction with such financial statements and the accompanying notes. The following selected financial data of the Company for the years ended December 31, 1995 and 1994, and as of December 31, 1996, 1995 and 1994 have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "ITEM 1. BUSINESS."


                                                                               YEARS ENDED DECEMBER 31,
                                                                               ------------------------

                                                              1998           1997            1996           1995        1994
                                                          ---------------------------- ---------------------------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

           STATEMENT OF OPERATIONS DATA:
           Revenue-research and
             development collaborative
             contracts...........................           $ 29,598         $ 25,605       $ 36,460       $  5,000    $ 41,065
           Costs and expenses:
             Research and development:
                Direct expenditures..............             47,006           39,893         30,409         22,904      17,636
                Payments under research
                  services agreement.............              - 0 -            6,247         10,063         10,075       9,662
                                                            --------        ---------      ---------      ---------    --------
             Total research and
                  development....................             47,006           46,140         40,472         32,979      27,298
             General and administrative..........             14,370           11,113          9,639          8,745       6,840
                                                            --------        ---------      ---------      ---------    --------
           Total cost and expenses...............             61,376           57,253         50,111         41,724      34,138
                                                            --------        ---------      ---------      ---------    --------
             Income (loss) from operations                   (31,778)         (31,648)       (13,651)       (36,724)      6,927

           Net interest income                                11,047           10,500          6,092          4,005       2,813
           Equity in income (loss) in
           joint venture.........................             (2,226)             -0-            -0-            -0-         -0-
                                                            --------        ---------      ---------      ---------    --------
           Income (loss) before taxes............            (22,957)         (21,148)        (7,559)       (32,719)      9,740
           Provision for (benefit from)
             income taxes........................                225              245            208         (1,651)      2,436
                                                            --------        ---------      ---------      ---------    --------
           Net income (loss).....................           $(23,182)       $ (21,393)      $ (7,767)     $ (31,068)    $ 7,304
                                                            ========        =========      =========      =========    ========
           Net income (loss) per share...........           $  (1.03)       $(0.99)(1)     $(0.42)(1)     $(1.98)(1)   $ 0.47(1)
                                                            ========        =========      =========      =========    ========
           Net income (loss) per share
             assuming dilution...................           $  (1.03)       $(0.99)(1)     $(0.42)(1)     $(1.98)(1)   $ 0.47(1)
                                                            ========        =========      =========      =========    ========



                                                                     AS OF DECEMBER 31,
                                                 ----------------------------------------------------------
                                                   1998          1997         1996         1995        1994
                                                 --------     ----------   ----------   ----------  -------
                                                                        (IN THOUSANDS)
           BALANCE SHEET DATA:
           Cash, cash equivalents and
             investments................          $181,767      $205,212     $116,116    $105,462     $76,002
           Total assets.................           244,247       236,232      140,117     126,963      95,543
           Total debt and capital leases,
             less current portions......             1,780         2,224        2,954       4,332       5,346
           Retained earnings (deficit)..           (78,704)      (55,522)     (34,129)    (26,362)      4,706
           Total stockholders' equity...           208,848       223,254      128,521     115,606      83,785

--------------------------------------------------------------------------------
(1) The net loss per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net loss per share and the impact of Statement No. 128, see Notes B and P of the notes to the Company's financial statements included herein.

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

     The Company has not received any product sales revenue or royalties from product sales and does not anticipate revenues from product sales or from royalties on product sales in the next several years. Through December 31, 1998, the Company had received (i) $70 million in revenue and $55 million in equity payments pursuant to the SB Collaboration Agreements, (ii) payments from the Additional Collaboration Partners of $51.0 million and (iii) an aggregate of $57.7 million from other collaborators, including $16.0 million from Pioneer Hi-Bred International, Inc. ("Pioneer"), $3.0 million from F. Hoffmann-La Roche ("Roche"), $9.0 million from Pharmacia & Upjohn Company ("Pharmacia"), $1.1 million from OraVax Merieux Co. and Merieux OraVax S.N.C. (collectively, "OraVax"), $3.0 million from Schering Plough (in addition to certain payments received from Schering Plough pursuant to the Additional Collaboration Partner Agreements) and $25.6 million from Transgene S.A. Pursuant to the terms of such collaboration agreements, the Company expects to receive license fees and research payments of $38.5 million in the aggregate over the next three years. See "Business -- Collaborative Arrangements."

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

         Revenues. The Company had revenues of $29.6 million and $25.6 million for the years ended December 31, 1998 and December 31, 1997, respectively. The 1998 revenue consisted of $5.0 million in license fees and research payments from a collaboration with Pioneer, $19.5 million in annual license fees and additional payments from collaborations with Schering Plough, Synthelabo, and Merck, $2.3 million in license fees from a collaboration with Pharmacia, the recognition of $2.6 million from the collaboration with Transgene S.A and $0.2 million in other revenue. The 1997 revenue consisted of $4.1 million in license fees and research payments from collaborations with Pioneer and Roche, $17.5 million in annual license fees and additional payments from collaborations with Schering Plough, Synthelabo and Merck, and $4.0 million in license fees from collaborations with Pharmacia, MedImmune and OraVax.

         Expenses. Research and development expenses increased to $47.0 for the year ended December 31, 1998 from $46.1 million for the year ended December 31, 1997. The increase resulted primarily from the start of the Company's clinical trials in 1998, partially offset by the reduction of payments under a research services agreement of $6.2 million pursuant to the early termination of various agreements between the Company and The Institute of Genomic Research. The Company expects to continue to incur substantial expenses relating to its research development efforts, which expenses are expected to increase relative to historical levels as the Company focuses on preclinical and clinical trials required for the development of therapeutic protein product candidates.

         General and administrative expenses increased to $14.4 million for the year ended December 31, 1998 from $11.1 million for the year ended December 31, 1997 to support the increase in the Company's activities. The increase also resulted from significantly higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins discovered by the Company. Patent expenses will continue to increase significantly as additional applications are filed and existing applications are prosecuted in the United States and internationally. Interest income was higher for the year ended December 31, 1998 compared to the year ended December 31, 1997 due to higher average cash balances.

         Net Income (Loss). The Company recorded a net loss of $23.2 million, or $1.03 per share, for the year ended December 31, 1998 compared to a net loss of $21.4 million, or $0.99 per share, for the year ended December 31, 1997. The difference in results for the years ended December 31, 1998 and 1997 is primarily due to higher operating expenses, and the recognition of losses of $2.2 million related to the Company's investment in a recently formed company, Vascular Genetics, Inc. during the year ended December 31, 1998 offset by higher collaboration partner payments.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues. The Company had revenues of $25.6 million and $36.5 million for the years ended December 31, 1997 and December 31, 1996, respectively. The 1997 revenue consisted of $4.1 million in license fees and research payments from collaborations with Pioneer and Roche, $17.5 million in annual license fees and additional payments from collaborations with Schering Plough, Synthelabo, and Merck, and $4.0 million in license fees from collaborations with Pharmacia, MedImmune and OraVax. The 1996 revenue consisted of $6.9 million for the achievement of the third milestone ("Milestone III") under the SB Collaboration Agreements, $10.0 million in license fees and research payments from collaborations with Pioneer and Roche, $17.5 million in annual license fees and additional payments from collaborations with Schering Plough, Synthelabo, and Merck, and $2.1 million in license fees from collaborations with Pharmacia, MedImmune and OraVax.

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

     Net Income (Loss). The Company recorded a net loss of $21.4 million, or $0.99 per share, for the year ended December 31, 1997 compared to a net loss of $7.8 million, or $0.42 per share, for the year ended December 31, 1996. The difference in results for the years ended December 31, 1997 and 1996 is primarily due to the lower collaboration partner payments during the year ended December 31, 1997 and higher expenses, which were partially offset by higher interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $174.4 million at December 31, 1998 as compared to $196.9 million at December 31, 1997. The decrease resulted from the net loss generated during the year.

     The Company expects to continue to incur substantial expenses relating to its research and development efforts, which expenses are expected to increase relative to historical levels as the Company focuses on preclinical and clinical trials required for the development of therapeutic protein product candidates. At December 31, 1998, the Company had outstanding commitments for construction and equipment purchases totaling approximately $2.5 million.

     The Company expects that its existing funds, interest income, and committed license fees and research payments from the Additional Collaboration Partners and under existing collaboration agreements will be sufficient to fund the Company's operations for the next 2 to 3 years . The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including scientific progress in its research and development programs (including its preclinical and clinical product development activities), the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

     As of December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $55.5 million which expire, if unused, by the year 2013. The Company also has available research and development tax credit and other tax credit carryforwards of approximately $7.4 million, the majority of which will expire, if unused, by the year 2013.

     The Company's funds are currently invested in U.S. Treasury and government agency obligations and high-grade corporate debt securities and commercial paper. Such investments reflect the Company's policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with the emphasis on safety, liquidity and preservation of capital.

YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Y2K" requirements. Since the Company was founded in 1992, most if not all of the Company's computer equipment and software adopt modern design principles. The Company believes the majority of purchased computer systems, operating systems, and database management systems are ready for Y2K based on in-house testing and information supplied by vendors. For internal systems development, the Company uses fully-specified dates for all date items in the databases. Because these date representations have been built into systems from their inception, the Company believes they should be fully Y2K compliant. The Company utilizes third-party equipment and software that may not be Y2K compliant.

         The Company is concerned about the impact of the Y2K problem on suppliers, government agencies, electrical power, voice and data communications, shipping and other services required. The Company initiated a comprehensive program in October 1998 to identify risks, validate essential systems, confirm that vendor products are Y2K ready, and develop contingency plans to deal with problems that may arise. A task force representing various departments in the Company has been formed to carry out the Company's Y2K program and is currently performing a comprehensive inventory of computer equipment, software and other devices that may have embedded microprocessors and software and is leading efforts to confirm that essential systems and suppliers are tested for correct Y2K behavior. The Company's contingency plans to address its concerns include building an inventory of key supplies and assuring that critical equipment has emergency backup power available. The task force reports to the Chief Information Officer on a regular basis. The Company plans to have substantially completed its Y2K assessment before June 30, 1999.

         The Company does not believe that the cost of identification and correction of any Y2K compliance problems, estimated to be less than $100,000, will have a material adverse effect on the Company's business, financial condition or operating results. However, there can be no assurance that a failure of the Company's internal computer systems, third-party equipment, software used by the Company, or systems maintained by the Company's suppliers, to be Y2K compliant, will not have a material adverse effect on the Company's business, financial condition or operating results. The Company has not fully determined the risks associated with the reasonably worst-case scenario and has not formulated a contingency plan to address the worst-case Year 2000 scenario.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements concerning future collaboration agreements, royalties and other payments under collaboration agreements, and product development and sales and other statements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward looking statements as a result of risks and uncertainties, including but not limited to, the following: the scientific progress of the Company in its research and development programs; the magnitude of these programs; the ability of the Company to establish additional collaborative and licensing arrangements; the degree of success of the Company's collaboration partners in identification, research, development and marketing of products based on the Company's technology; the extent to which the Company engages in clinical development of any products on its own; the degree of success of the Company in using its technology and data base to select viable product opportunities; the ability of the Company to develop or arrange for marketing and sales initiatives with respect to products under development; the success of the Company in raising additional capital and satisfying liquidity needs in the future; the scope and results of pre-clinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs and uncertainties involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; and whether conditions to milestone payments are met and the timing of such payments; other risks and uncertainties detailed elsewhere herein and from to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have operations subject to risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. The Company does not have significant exposure to market risks associated with changes in interest rates related to its corporate debt securities held as of December 31, 1998. The Company believes that any market change related to its U.S. securities held as of December 31, 1998 is not material to its financial statements. As of December 31, 1998, the carrying value of the Company's equity investment in Transgene was approximately $27.2 million. The Company's investment in Transgene is subject to equity market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item are set forth here in on pages F-1 - F-18.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates herein by reference the information concerning directors and executive officers in its Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The Company incorporates herein by reference the information concerning executive compensation contained in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Annual Report:

(1)      Index to Financial Statements

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
           Report of Ernst & Young LLP, Independent Auditors........................    F-2
           Balance Sheets at December 31, 1998 and 1997.............................    F-3
           Statements of Operations for the years ended December 31, 1998, 1997
               and 1996.............................................................    F-4
           Statements of Stockholders' Equity for the years ended December 31,
               1998, 1997 and 1996..................................................    F-5
           Statements of Cash Flows for the years ended December 31, 1998, 1997
               and 1996.............................................................    F-6
           Notes to Financial Statements............................................    F-7

(2)      Financial Statement Schedules

         Financial statement schedules are omitted because they are not required.

(3)      Exhibits

Exhibit No.
-----------
 3.1*          Restated Certificate of Incorporation of the Registrant (Filed
               as Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1997).

 3.2*          By-laws of the Registrant (Filed as Exhibit 3.2 to the
               Registrant's Form 10-K for the fiscal year ended December 31,
               1993).

 4.1*          Form of Common Stock certificate.

 4.2*          Rights Agreement between the Registrant and American Stock
               Transfer & Trust Company, as Rights Agent, dated as of May 20,
               1998 (Filed as Exhibit 4 to the Registrant's Current Report on
               Form 8-K filed May 28, 1998.)

10.1*+         Collaboration Agreement, dated May 19, 1993, between the
               Registrant and SmithKline Beecham Corporation ("SmithKline
               Beecham"), as amended on May 19, 1993 and August 19, 1993 (Filed as Exhibit 10.1 to the Registrant's Form S-1 Registration
               Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).

10.2*          Second Amendment to HGS-SB Collaboration Agreement, Effective
               September 1, 1993, between the Registrant and SmithKline Beecham
               (Filed as exhibit 10.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993).

10.3*          Amendment to HGS-SB Collaboration Agreement, effective March 17,
               1994, between the Registrant and SmithKline Beecham (Filed as
               Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993).

10.4*+         License Agreement between the Registrant and SmithKline Beecham
               Corporation dated September 15, 1994 (Filed as Exhibit 10.8 to the Registrant's Form 10-Q filed November 14, 1994).

10.5*+         Amendment to HGS-SB Collaboration Agreement (Therapeutic
               Protein Amendment), effective December 23, 1994, between the
               Registrant and SmithKline Beecham (Filed as Exhibit 10.4 to the Registrant's Form 10- K for the fiscal year ended
               December 31, 1994).

10.6*+         Amendment to HGS-SB Collaboration Agreement (Milestone III
               Amendment), effective December 29, 1994, between the
               Registrant and SmithKline Beecham (Filed as Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended
               December 31, 1994).

10.7*          Amendment to the Series B Convertible Preferred Stock
               Purchase Agreement between the Registrant and SmithKline
               Beecham Corporation, dated December 29, 1994. (Filed as
               Exhibit 10.96 to the Registrant's form S-3 Registration
               Statement, as amended (Commission File No. 33-96206) originally filed August 25, 1995).

10.8*+         Amendment to HGS-SB Collaboration Agreement, effective April
               24, 1995, between the Registrant and SmithKline Beecham
               Corporation. (Filed as Exhibit 10.6 to the Registrant's form
               S-3 Registration Statement, as amended (Commission File No.
               33-96206), originally filed August 25, 1995).

10.9*+         Amendment to HGS-SB Collaboration Agreement, effective May
               31, 1995, between the Registrant and SmithKline Beecham.
               (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed
               August 14, 1995).

10.10*+        Amendment and Restated License Agreement between the
               Registrant and SmithKline Beecham effective May 31, 1995
               (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed
               August 14, 1995).

10.11*+        Amendment to SmithKline Beecham and Human Genome Sciences,
               Inc. Collaboration Agreement and License Agreement and
               Amended and Restated License Agreement dated June 28, 1996.
               (Filed as Exhibit 10.1 to the Registrant's 10-Q filed August
               14, 1996).

10.12*+        SmithKline Beecham and Human Genome Sciences, Inc. License
               Agreement Dated June 28, 1996. (Filed as Exhibit 10.2 to the
               Registrant's 10-Q filed August 14, 1996).

10.13*+        Therapeutic Collaboration and License Agreement by and among
               Human Genome Sciences, Inc., Schering Corporation, Schering
               Plough Ltd., and SmithKline Beecham Corporation dated June
               28, 1996. (Filed as Exhibit 10.3 to the Registrant's 10-Q filed August 14, 1996).

10.14*+ Gene Therapy Collaboration and License Agreement by and among Human Genome Sciences, Inc., Schering Corporation, and
               Schering Plough Ltd., June 28, 1996. (Filed as Exhibit 10.4 to the Registrant's 10-Q filed August 14, 1996).

10.15*+        Collaboration and License Agreement by and among Human
               Genome Sciences, Inc. SmithKline Beecham Corporation and
               Synthelabo dated June 30, 1996. (Filed as Exhibit 10.5 to the Registrant's 10-Q filed August 14, 1996).

10.16*+        Collaboration and License Agreement between SmithKline
               Beecham Corporation, Human Genome Sciences, Inc. and Merck
               KGaA effective July 10, 1996. (Filed as Exhibit 10.6 to the
               Registrant's 10-Q filed November 14, 1996).

10.17*+        Option and License Agreement between the Company and Takeda
               Chemical Industries, Ltd. dated June 12, 1995 (Filed as
               Exhibit 10.3 to the Registrant's Form 10-Q filed August 14,
               1995).

10.18*+ Collaboration and License Agreement between the Registrant and MedImmune, Inc. dated July 27, 1995 (Filed as Exhibit
               10.5 to the Registrant's Form 10-Q filed August 14, 1995).

10.19*+ Research Collaboration Agreement, dated January 19, 1996, between Registrant and Pioneer Hi-Bred International, Inc.
               ("Pioneer") (Filed as Exhibit 10.15 to the Registrant's Form
               10-K filed March 31,1996).

10.20*+        License Agreement between Registrant and F. Hoffmann-La
               Roche, Ltd. ("Roche") (Filed as Exhibit 10.16 to the
               Registrant's Form 10-K filed March 31,1996).

10.21*+ Research Services Agreement, dated October 1, 1992, between the Registrant and The Institute for Genomic Research
               ("TIGR") (Filed as Exhibit 10.4 to the Registrant's Form S-1
               Registration Statement, as amended (Commission File No.
               33-69850), originally filed October 1, 1993).

10.22*+ Intellectual Property Agreement, dated October 2, 1992, between the Registrant and TIGR (Filed as Exhibit 10.5 to the Registrant's Form S-1 Registration Statement, as amended
               (Commission File No. 33-69850), originally filed October 1,
               1993).

10.23* Common Stock Purchase Warrant, dated June 8, 1993, granted to Everest (Filed as Exhibit 10.36 to the Registrant's Form
               S-1 Registration Statement, as amended (Commission File No.
               33-69850), originally filed October 1, 1993).

10.24*         Warrant Agreement, dated January 31, 1993, between the
               Registrant and MMC/GATX Partnership No. I (Filed as Exhibit
               10.26 to the Registrant's Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed
               October 1, 1993).

10.25*         Stock Purchase and Restriction Agreement, dated December 31,
               1992, between the Registrant and William A. Haseltine, Ph.D.
               (Filed as Exhibit 10.15 to the Registrant's Form S-1
               Registration Statement, as amended (Commission File No.
               33-69850), originally filed October 1, 1993).

10.26*         Employment Agreement, dated February 25, 1997, with William A.
               Haseltine, Ph.D. (Filed as Exhibit 10.44 to the Registrant's
               Form 10 K for the fiscal year ended December 31, 1996).

10.27* Restricted Stock Purchase Agreement, dated May 18, 1993, between the Registrant and William A. Haseltine, Ph.D. (Filed as Exhibit
               10.24 to the Registrant's Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed October
               1, 1993).

10.28*         Promissory Note, dated March 4, 1994, given by William A.
               Haseltine, Ph.D. to the Registrant (Filed as Exhibit 10.58 to the Registrant's Form 10-K for the fiscal year ended December
               31, 1993).

10.29* First Allonge to Promissory Note, dated December 16, 1994, given by William A. Haseltine, Ph.D. to the Registrant (Filed as
               Exhibit 10.65 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994).

10.30*         Pledge Agreement, dated March 4, 1994, between William A.
               Haseltine, Ph.D. and Registrant (Filed as Exhibit 10.59 to the
               Registrant's Form 10-K for the fiscal year ended December 31,
               1993).

10.31* First Amendment to Pledge Agreement, dated December 16, 1994, between William A. Haseltine, Ph.D. and Registrant (Filed as
               Exhibit 10.67 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994).

10.32*         Employment Agreement, dated October 1992, with Craig A. Rosen,
               Ph.D. (Filed as Exhibit 10.17 to the Registrant's Form S-1
               Registration Statement, as amended (Commission File No.
               33-69850), originally filed October 1, 1993).

10.33* Restricted Stock Purchase Agreement, dated April 21, 1993, between the Registrant and Craig A. Rosen, Ph.D. (Filed as
               Exhibit 10.22 to the Registrant's Form S-1 Registration
               Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).

10.34* Restricted Stock Purchase Agreement, dated April 21, 1993, between the Registrant and Catherine G. Blair (Filed as Exhibit
               10.19 to the Registrant's Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed October
               1, 1993).

10.35* Restricted Stock Purchase Agreement, dated April 21, 1993, between the Registrant and James W. Church (Filed as Exhibit
               10.20 to the Registrant's Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed October
               1, 1993).

10.36* Restricted Stock Purchase Agreement, dated April 21, 1993, between the Registrant and Donald D. Johnston (Filed as Exhibit
                10.21 to the Registrant's Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed
                October 1, 1993).

10.37*          1993 Stock Option Plan (Filed as Exhibit 10.45 to the
                Registrant's Form S-1 Registration Statement, as amended
                (Commission File No. 33-69850), originally filed October 1,
                1993).

10.38*          1994 Stock Option Plan (Filed as Exhibit 4 to the Registrant's
                Registration Statement on Form S-8, File No. 33-79020, filed
                May 17, 1994).

10.38(a)*       Amendment to 1994 Stock Option Plan (Filed as Exhibit 4.5 to
                the Registrant's Form S-8 filed November 13, 1998).

10.39*          Form of Stock Option Agreement (Filed as Exhibit 10.46 to the
                Registrant's Form S-1 Registration Statement, as amended
                (Commission File No. 33-69850), originally filed October 1,
                1993).

10.40*          $4,000,000 Maryland Industrial Development Financing Authority
                Taxable Variable Rate Demand Economic Development Revenue Bonds dated December 21, 1994 (Filed as Exhibit 10.90 to the
                Registrant's Form 10-K for the fiscal year ended December 31,
                1994).

10.41*+ HGS/TIGR Agreement dated June 20, 1997 (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed August 14, 1997).

10.42*+         Amendment to SmithKline Beecham Corporation and SmithKline
                Beecham p.l.c. and Human Genome Sciences, Inc. Collaboration
                Agreement dated July 24, 1997 (Filed as Exhibit 10.2 to the
                Registrant's Form 10-Q filed August 14, 1997).

10.43*+         Gene Therapy Collaboration and License Agreement between Human
                Genome Sciences, Inc. and Transgene S.A., dated February 25,
                1998 (Filed as Exhibit 10.66 to the Registrant's Form 10K for the fiscal year ended December 31, 1997).

10.44*          Lease Agreement between Maryland Economic Development
                Corporation and Human Genome Sciences, Inc., dated December 1,
                1997 (Filed as Exhibit 10.67 to the Registrant's Form 10K for the fiscal year ended December 31, 1997).

23.1            Consents of Ernst & Young LLP, Independent Auditors.

27              Financial Data Schedule.



*        Incorporated by reference.

+ Confidential treatment has been granted by the Commission. The copy filed as an exhibit omits the information subject to the confidentiality request.

b)       Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

                                    BY: /S/ William A. Haseltine, Ph.D.
                                        -------------------------------
                                        William A. Haseltine, Ph.D.
                                        Chairman and Chief Executive Officer

Dated:  March 5, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

         Signature                                         Title                           Date
         ---------                                         -----                           ----
                                              Chairman of the Board and Chief           March 5, 1999
/S/William A. Haseltine, Ph.D.                Executive Officer (principal executive
----------------------------------------      officer)
William A. Haseltine, Ph.D.


/S/Craig A. Rosen, Ph.D.                      Senior Vice President, Research and       March 5, 1999
----------------------------------------      Development and Director
Craig A. Rosen, Ph.D.



/S/Steven C. Mayer                            Senior Vice President and                 March 5, 1999
----------------------------------------      Chief Financial Officer (principal
Steven C. Mayer                               financial and accounting officer)



/S/Robert A. Armitage                         Director                                  March 5, 1999
----------------------------------------
Robert A. Armitage



/S/James Cavanaugh, Ph.D.                     Director                                  March 5, 1999
----------------------------------------
James Cavanaugh, Ph.D.



/S/ Jurgen Drews, M.D.                        Director                                  March 5, 1999
----------------------------------------
Jurgen Drews, M.D.



/S/ Beverly Sills-Greenough                   Director                                  March 5, 1999
----------------------------------------
Beverly Sills-Greenough



/S/ Robert Hormats                            Director                                  March 5, 1999
----------------------------------------
Robert Hormats



/S/ Max Link, Ph.D.                           Director                                  March 5, 1999
----------------------------------------
Max Link, Ph.D.



/S/ Alan G. Spoon                             Director                                  March 5, 1999
----------------------------------------
Alan G. Spoon

/S/Laura D'Andrea Tyson, Ph.D.                Director                                  March 5, 1999
----------------------------------------
Laura D'Andrea Tyson, Ph.D.

/S/ James Barnes Wyngaarden, M.D.             Director                                  March 5, 1999
----------------------------------------
James Barnes Wyngaarden, M.D.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                          Number
                                                                                                          ------
Report of Ernst & Young LLP, Independent Auditors....................................................       F-2

Balance Sheets at December 31, 1998 and 1997.........................................................       F-3

Statements of Operations for the years ended December 31, 1998, 1997 and 1996........................       F-4

Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996..............       F-5

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996........................       F-6

Notes to Financial Statements........................................................................       F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland

We have audited the accompanying balance sheets of Human Genome Sciences, Inc. as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human Genome Sciences, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Vienna, Virginia
February 8, 1999

                           HUMAN GENOME SCIENCES, INC.

                                 BALANCE SHEETS

                                                                                                  December 31,
                                                                                             1998             1997
                                                                                       ---------------  -----------------
                                                                                        (dollars in thousands, except for
                                                                                        share and per share amounts)
ASSETS
------
Current assets:
     Cash and cash equivalents.....................................................         $ 16,139          $ 44,346
     Short-term investments........................................................          165,628           160,866
     Prepaid expenses and other current assets.....................................            5,374             2,120
                                                                                            --------          --------
         Total current assets......................................................          187,141           207,332

Long-term investments..............................................................           27,228                 -
Property, plant and equipment (net of accumulated depreciation and amortization)...           20,965            20,647
Restricted investments.............................................................            6,749             6,582
Other assets.......................................................................            2,164             1,671
                                                                                            --------          --------
         TOTAL ASSETS..............................................................         $244,247          $236,232
                                                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current portion of long-term debt.............................................         $    444          $    444
     Accounts payable and accrued expenses.........................................            4,642             4,656
     Accrued payroll and related taxes.............................................            2,400             2,077
     Current obligation under capital leases.......................................                -               223
     Deferred revenues.............................................................            5,265             3,020
                                                                                            --------          --------
         Total current liabilities.................................................           12,751            10,420
Long-term debt, net of current portion.............................................            1,780             2,224
Deferred revenues..................................................................           20,543                 -
Other liabilities..................................................................              325               334
                                                                                            --------          --------
         Total liabilities.........................................................           35,399            12,978



Stockholders' Equity:
        Common stock - $.01 par value; share authorized - 50,000,000; shares issued
               22,747,188 and 22,313,504 at December 31, 1998 and 1997, respectively             228               223
        Additional paid-in capital.................................................          285,535           278,626
        Unearned portion of compensatory stock options.............................             (110)             (121)
        Retained deficit...........................................................          (78,704)          (55,522)
        Accumulated other comprehensive income.....................................            1,899                48
                                                                                            --------          --------
         Total stockholders' equity................................................          208,848           223,254
                                                                                            --------          --------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY..................................         $244,247          $236,232
                                                                                            ========          ========




   The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                            STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31,
                                                                 -------------------------------------------------
                                                                      1998            1997              1996
                                                                 --------------- --------------  ------------------
                                                                     (dollars in thousands, except for share
                                                                              and per share amounts)
Revenue - research and development collaborative contracts.....    $    29,598     $    25,605        $    36,460

Costs and expenses:
     Research and development:
            Direct expenditures................................         47,006          39,893             30,409
            Payments under research services agreement.........              -           6,247             10,063
                                                                   -----------     -----------        -----------
            Total research and development.....................         47,006          46,140             40,472

General and administrative.....................................         14,370          11,113              9,639
                                                                   -----------     -----------        -----------
         Total costs and expenses..............................         61,376          57,253             50,111
                                                                   -----------     -----------        -----------
Income (loss) from operations..................................        (31,778)        (31,648)           (13,651)

Interest income................................................         11,219          10,889              6,462

Interest expense...............................................           (172)           (389)              (370)

Equity in income (loss) of joint venture.......................         (2,226)              -                  -
                                                                   -----------     -----------        -----------
Income (loss) before taxes.....................................        (22,957)        (21,148)            (7,559)
Provision for income taxes:
     Current...................................................            225             245                208
                                                                   -----------     -----------        -----------
Net income (loss)..............................................    $   (23,182)    $   (21,393)       $    (7,767)
                                                                   ===========     ===========        ===========
Basic and diluted net income (loss) per share..................    $     (1.03)    $     (0.99)       $     (0.42)
                                                                   ===========     ===========        ===========

Weighted average shares outstanding basic and diluted..........     22,434,131      21,525,283         18,630,986
                                                                   ===========     ===========        ===========




   The accompanying notes to financial statements are an integral part hereof.

                          HUMAN GENOME SCIENCES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   (DOLLARS IN THOUSANDS, EXCEPT FOR SHARES)

                                                           Common Stock
                                                     ------------------------                    Unearned
                                                      Number                     Additional     Portion of
                                                        Of                        Paid-In      Compensatory
                                                      Shares         Amount       Capital     Stock Options
---------------------------------                  -----------    ------------   ----------   ---------------
Balance - December 31, 1995                         18,231,931           $182     $142,624        $(885)


Comprehensive income (loss):
    Net loss                                                 -              -            -             -
    Unrealized loss on investment                            -              -            -             -

Comprehensive income (loss)

Exercise of options                                    193,752              3        1,897             -

Warrants exercised                                      19,634              -            -             -

Issuance of common stock in
  connection with SB Milestone III                     339,065              3       18,062             -
Compensatory stock options earned                            -              -            -           885
                                                    ----------         ------     --------        ------
Balance - December 31, 1996                         18,784,382            188      162,583             -

Comprehensive income (loss):
     Net loss
     Unrealized gain on investments

Comprehensive income (loss)
Exercise of options                                    280,340              3        4,173             -
Warrants exercised                                      56,032              -           10             -
Issuance of common stock
  pursuant to the

   Public offering (net of expenses)                 3,192,750             32      111,713             -
Compensatory stock options issued                            -              -          147         (147)
Compensatory stock options earned                            -              -            -            26
                                                    ----------         ------     --------        ------
Balance - December 31, 1997                         22,313,504            223      278,626         (121)


Comprehensive income (loss):
      Net loss                                               -              -            -             -
      Unrealized gain on investments                         -              -            -             -
Comprehensive income (loss)
Exercise of options                                    353,283              5        6,828             -
Warrants exercised                                      80,401              -           40             -
Compensatory stock options issued                            -              -          110         (110)
Compensatory stock options earned                            -              -            -            52
Compensatory stock options cancelled                         -              -         (69)            69
                                                    ----------         ------     --------        ------
Balance - December 31, 1998                         22,747,188           $228     $285,535        $(110)
                                                    ==========         ======     ========        ======

                                                        Accumulated
                                                           Other         Retained
                                                       Comprehensive     Earnings
                                                          Income        (Deficit)         Total
---------------------------------                      --------------   -----------    -----------

Balance - December 31, 1995                               $    47         $(26,362)      $  115,606


Comprehensive income (loss):
    Net loss                                                    -           (7,767)         (7,767)
    Unrealized loss on investment                           (168)                 -           (168)
                                                                                            -------
Comprehensive income (loss)                                                                 (7,935)
Exercise of options                                             -                 -           1,900

Warrants exercised                                              -                 -               -

Issuance of common stock in
  connection with SB Milestone III                              -                 -          18,065
Compensatory stock options earned                               -                 -             885
                                                          -------         ---------      ----------
Balance - December 31, 1996                                 (121)          (34,129)         128,521

Comprehensive income (loss):
     Net loss                                                              (21,393)        (21,393)
     Unrealized gain on investments                           169                               169
                                                                                           --------
Comprehensive income (loss)                                                                (21,224)
Exercise of options                                             -                 -           4,176
Warrants exercised                                              -                 -              10
Issuance of common stock
  pursuant to the

   Public offering (net of expenses)                            -                 -         111,745
Compensatory stock options issued                               -                 -               -
Compensatory stock options earned                               -                 -              26
                                                          -------         ---------      ----------
Balance - December 31, 1997                                    48          (55,522)         223,254


Comprehensive income (loss):
      Net loss                                                  -          (23,182)        (23,182)
      Unrealized gain on investments                        1,851                 -           1,851
                                                                                           --------
Comprehensive income (loss)                                                       -         (21,331)
Exercise of options                                             -                 -           6,833
Warrants exercised                                              -                 -              40
Compensatory stock options issued                               -                 -               -
Compensatory stock options earned                               -                 -              52
Compensatory stock options cancelled                            -                 -               -
                                                          -------         ---------      ----------
Balance - December 31, 1998                               $ 1,899         $(78,704)      $  208,848
                                                          =======         =========      ==========





   The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,
                                                                                       1998        1997        1996
                                                                                     ----------------------------------
                                                                                          (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)..........................................................      $ (23,182) $  (21,393)    $(7,767)
    Adjustments to reconcile net income (loss) to net cash provided by (used
      in) operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper...........            942      (1,109)       (857)
        Depreciation and amortization..........................................          6,541       6,359       5,858
        Loss due to disposal and write-down of property, plant and equipment...             15          50          66
        Compensation expense related to stock options..........................             52          26         885
        Changes in operating assets and liabilities:

           Prepaid expenses and other current assets...........................         (3,254)        738        (718)
           Other assets........................................................           (493)       (341)          3
           Accounts payable and accrued expenses...............................           (141)        988       1,376
           Accrued payroll and related taxes...................................            323         957         428
           Deferred revenues ..................................................         22,788         483         537
           Other liabilities...................................................             (9)        (35)         (5)
                                                                                     ---------- ------------ ----------
        Net cash provided by (used in) operating activities....................          3,582     (13,277)       (194)
                                                                                     ---------- ------------ ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - property, plant and equipment.......................         (6,747)     (8,717)     (8,306)
    Purchase of short-term investments and marketable securities...............       (184,546)   (205,572)   (182,030)
    Purchase of long-term investment...........................................        (25,679)          -           -
    Proceeds from sale and maturities of short-term investments
           and marketable securities...........................................        179,145     134,833     159,499
                                                                                     ---------- ------------ ----------
        Net cash provided by (used in) investing activities....................        (37,827)    (79,456)    (30,837)
                                                                                     ---------- ------------ ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt................................................           (444)       (444)       (444)
    Restricted investments.....................................................           (167)     (4,877)        295
    Payments on capital lease obligations......................................           (223)       (874)     (1,297)
    Proceeds from issuance of common stock (net of expenses)...................          6,872     115,933      19,965
                                                                                     ---------- ------------ ----------
        Net cash provided by (used in) financing activities....................          6,038     109,738      18,519
                                                                                     ---------- ------------ ----------
NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................        (28,207)     17,005     (12,512)

Cash and cash equivalents - beginning of year..................................         44,346      27,341      39,853
                                                                                     ---------- ------------ ----------
CASH AND CASH EQUIVALENTS - END OF YEAR........................................      $  16,139   $  44,346   $  27,341
                                                                                     ========== ============ ==========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest...............................................................       $    179  $      240     $   199
        Income taxes...........................................................            200         245         208

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

    Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. On December 31, 1998 and 1997, the Company had purchased $17,050,000 and $15,171,000, respectively, of U.S. Government securities under agreements to resell on January 1, 1999 and 1998, respectively. The market value of the securities approximated the carrying amount.

The Company classifies its short-term investments into the categories:
"held-to-maturity" and "available-for-sale," each of which has different accounting treatment. Investments in securities that are classified as available for sale and have readily determinable fair values are measured at fair market value in the balance sheet, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders' equity until realized. Debt securities classified as held-to-maturity securities will be carried at amortized cost.

    Investment Risk

The Company has invested its cash in obligations of the U.S. Government and in high-grade corporate debt securities and commercial paper. The Company's investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer.

    Investments

Investments, in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or losses are included in operations, to the extent the Company has an investment and receivable from the investee company recorded as an asset plus the amount of any continuing commitment to fund the investee.

Investments in which the Company owns a 20% equity interest or less, does not have significant influence and the market value of the investees' common stock is not readily determinable (i.e., privately held company), are accounted for using the cost method. The Company periodically reviews the investment to determine whether the investment is recorded at the lower of cost or market value.

    Depreciation and Amortization

Depreciation and Amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

     Laboratory equipment.................................  3 - 10 years
     Computers and EDP equipment..........................  3 years
     Furniture and office equipment.......................  3 - 5 years
     Leasehold improvements...............................  lesser of the lease term or the useful life

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment acquired under capital lease agreements is amortized over the terms of the leases ranging from three to four years.

    Impairment of Long-Lived Assets

Periodically, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The Company made no adjustments to the carrying values of the assets during the years ended December 31, 1998, 1997, and 1996.

    Stock-Based Compensation

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

    Net Income (Loss) Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net income (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

    Comprehensive Income (Loss)

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No.130"). SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No.130 had no impact on the Company's financial position and results of operations. SFAS No.130 requires unrealized gains or losses on the Company's available-for-sale securities and on the Company's investment in Transgene S.A. which, prior to adoption, of SFAS No.130 were reported separately in stockholders' equity to be included in other comprehensive income. The Statements of Stockholders' Equity for all previous years have been restated to conform to the requirements of SFAS No.130.

Comprehensive income (loss) for the year end December 31, 1998 consists of $349,000 of unrealized gain for available-for-sale short-term investments and $1,550,000 of unrealized gain on the Company's equity investment in Transgene S.A.

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

(NOTE C) - INVESTMENTS

Investments, including accrued interest, at December 31, 1998 and 1997 were as follows:


                                                 December 31, 1998
                                                 -----------------
                                                              Amortized                          Unrealized
                       Available for Sale                       Cost           Fair Value       Gain/(Loss)
                       ------------------                   --------------   ---------------   ---------------
      U.S. Treasury and agencies                             $ 12,551,000      $ 12,627,000        $   76,000

      Corporate debt securities                               152,728,000       153,001,000           273,000
                                                            --------------   ---------------     -------------

                                                             $165,279,000      $165,628,000        $  349,000
                                                            ==============   ===============     =============


                                                 December 31, 1997
                                                 -----------------
                       Available for Sale
                       ------------------
      U.S. Treasury and agencies                              $16,838,000       $16,836,000        $  (2,000)

      Corporate debt securities                               143,980,000       144,030,000            50,000
                                                            --------------   ---------------     -------------
                                                             $160,818,000      $160,866,000        $   48,000
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

In June 1996, the Company and SB entered into collaboration agreements ("Additional Collaboration Partner Agreements") with Schering Corporation and Schering Plough Ltd. ("Schering Plough"), Synthelabo S.A., and Merck KGaA ("Merck"), (collectively "Additional Collaboration Partners"). The Additional Collaboration Partner Agreements provide the Additional Collaboration Partners the rights and licenses to access the Company's Human Gene Technology, as well as biological information developed by the Company and SB prior to, and in the case of the Company, after the effective date of such Agreement, to discover, develop and commercialize products based upon or derived from such Company technology in the SB Field (other than diagnostics and animal healthcare). The Additional Collaboration Partners are obligated to pay license fees, research payments, milestone payments and royalties in connection with the agreements. The initial research term expires in June 2001. The Additional Collaboration Partners have the right to extend the term for up to five additional years by making certain additional payments. Aggregate license fees and research payments due under the Additional Collaboration Partner Agreements to which the Company is entitled is $87.5 million, payable in equal installments over a five-year period. The Company has recognized revenue of $18.5 million, $16.5 million and $16.5 million in license fees and additional payments during 1998, 1997 and 1996, respectively, related to the Additional Collaboration Partner Agreements.

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE E) - COLLABORATION AGREEMENTS (CONTINUED)

Collaborative Agreements Outside of the SB Field

In January 1996, the Company entered into a comprehensive Research Collaboration Agreement in the field of corn genomics with Pioneer Hi-Bred International, Inc. ("Pioneer"). Under the terms of the agreement, the Company has received and recorded as revenue $16 million from Pioneer since January 1996 of which $5.0, $3.0, and $8.0 was recorded as revenue during 1998, 1997, and 1996, respectively . The relationship is exclusive for five years. Pioneer will own all sequence information and intellectual property developed as a result of this collaboration. The Company retains commercial rights to use any gene sequence in human health and for certain specialty and industrial enzyme applications.

In March 1996, the Company entered into a License Agreement with F. Hoffmann-La Roche, Ltd. ("Roche") to sequence and assemble the genome of Streptococcus pneumoniae, a major bacterial pathogen responsible for severe respiratory and other infections. Roche has received a license to use this information to identify potential new anti-infectives and antibiotics. During 1997, the Company received and recorded as revenue $1 million from Roche related to an additional research payment. The Company received $2 million from Roche in 1995, which was recorded as revenue in 1996. The Company may receive additional research payments and potential future royalties.

In June 1996, the Company entered into a Collaboration and License Agreement with Schering Plough relating to the field of human gene therapy (including gene therapy vaccines to a limited extent). Under this agreement, the Company has granted Schering Plough a non-exclusive license to use the Company's Human Gene Technology to conduct research, and an option to obtain an exclusive license to specific genes in the field of gene therapy. The agreement provides that Schering Plough will pay the Company a $5 million license fee (payable over five years) for a non-exclusive research license, an option exercise fee and development milestone payments for each gene for which it exercises its option to obtain an exclusive license and royalties on net sales of gene therapy products resulting from research under the agreement. The agreement is for an initial term expiring June 2001, subject to extension until 2006 on payment of certain amounts. The Company has received $1 million for the license fee in each of 1998, 1997 and 1996, which the Company recorded as revenue.

In October 1996, the Company entered into a License and Research Agreement with Pharmacia & Upjohn Company to sequence a certain genome. Pharmacia & Upjohn Company has received license rights to use this information to develop products for the human pharmaceutical and veterinary fields. The Company received $3.0 million from Pharmacia & Upjohn Company in 1998 related to license fees and research payments of which $1.3 million has been recorded as revenue during 1998 with the remaining $1.7 million recorded as deferred revenue. The Company received $3 million from Pharmacia & Upjohn Company in 1997 related to license fees and research payments of which $2 million has been recorded as revenue during 1997 with the remaining $1 million recorded as deferred revenue at December 31, 1997, and recognized as revenue in 1998. The Company received $3 million from Pharmacia & Upjohn Company in 1996 of which $1.5 million was recorded as deferred revenue at December 31, 1996, and recognized as revenue in 1997.

In March 1998, the Company entered into a gene therapy collaboration agreement with Transgene, S.A. ("Transgene"), of Strasbourg, France. Under this agreement, the Company received a 10% equity interest in Transgene valued at $25.7 million based on Transgene's initial public offering ("IPO") share price in exchange for giving Transgene the right to develop and co-market gene therapy products from 10 genes selected by Trangene from the Company's database. The Company initially recorded its investment in Transgene at the IPO price with an offsetting entry to deferred revenues. The Company will recognize the $25.7 million of revenue from this transaction over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. The Company recognized $2.6 million as revenue in 1998. As of December 31, 1998, the Company adjusted the investment to the current market value of $27.2 million with an offsetting credit to accumulated other comprehensive income within the Company's stockholders' equity section of the balance sheet.

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including equipment under capital leases, are stated at cost and are summarized as follows:


                                                                    December 31,
                                                                    ------------
                                                                1998               1997
                                                                ----               ----
Laboratory equipment....................................    $19,688,000        $18,854,000
Computers and EDP equipment.............................      7,437,000          6,073,000
Furniture and office equipment..........................        953,000          1,113,000
Leasehold improvements..................................      9,045,000          8,551,000
Construction in Progress................................      4,338,000          2,787,000
                                                         --------------      -------------
                                                             41,461,000         37,378,000
Less accumulated depreciation and amortization..........     20,496,000         16,731,000
                                                          --------------     -------------
                                                            $20,965,000        $20,647,000

                                                          ==============     ==============



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

The net book value of the equipment held under capital leases was $0 and $81,000 at December 31, 1998 and 1997, respectively.

In conjunction with the master lease agreements, the Company granted warrants to the lessors to purchase 594,000 shares of the Company's common stock, which the Company valued at $0.27 per warrant. All of the warrants have been exercised at a purchase price of $1.33 per share or by receiving shares equal to the value (as determined by a formula) of the warrants by surrender of the warrants.

In 1998, a lessor exercised warrants for the purchase of 75,650 shares by electing to receive 73,527 shares. In 1997, a lessor exercised warrants for the purchase of 5,350 shares by electing to receive 5,161 shares. In 1996, a lessor exercised warrants for the purchase of 18,000 shares by electing to receive 17,431 shares.

(NOTE H) - OTHER ASSETS

Other assets at December 31, 1998 and 1997, include a note receivable from an officer of $891,000. The note is due on demand and does not bear interest. The note is collateralized by shares of the Company's common stock owned by the officer that has a market value of at least 200% of the outstanding balance of the note.

(NOTE I) - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:


                                                                   December 31,
                                                                   ------------
                                                              1998               1997
                                                              ----               ----
Equipment purchases.....................................   $   799,000        $   868,000
Professional fees.......................................     1,316,000          1,223,000
Other accrued expenses..................................     2,527,000          2,565,000
                                                          -------------      -------------
                                                            $4,642,000         $4,656,000

                                                          =============      =============

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE J) - LONG-TERM DEBT

In December 1994, the Company entered into a loan agreement with Maryland Industrial Development Financing Authority ("MIDFA"). Major leasehold improvements were financed with the proceeds of a $4,000,000 taxable variable rate bond issue (the "Bonds") from MIDFA. The Company is required to make annual payments of $444,000 commencing December 1995 plus interest at a variable rate of interest (5.46% at December 31, 1998 and 6.06% at December 31, 1997), to the trustee on behalf of the bondholders which is equal to the interest and principal requirements on the bonds. The variable rate is equal to 50 basis points plus the higher of the yield equivalent of the average 30-day or 90-day commercial paper rate. Under certain circumstances, the rate may be adjusted either upward or downward but in no event in excess of 10 basis points above or below the rate determined above. MIDFA has entered into an indenture with the Trustee whereby the Trustee has obtained an irrevocable letter of credit on behalf of the bondholders.

Required monthly principal payments of $37,000 plus interest are deposited into a bond fund. The interest is disbursed monthly to the bondholders. Principal is repaid to the bondholders at the rate of $444,000 annually with a final payment of $448,000 on December 1, 2003. The Company deposited $592,080 and $797,850 of principal and interest into the bond fund during the years ended December 31, 1998 and 1997, respectively.

In connection with the Loan Agreement, the Company entered into an irrevocable Letter of Credit Agreement with a bank for the account of the Company and in favor of the Trustee in the initial amount of $4,066,667, which expires on December 15, 2003. Concurrently, the Company entered into a Collateral Pledge Agreement with the bank.

The Company is required to maintain 43% of the outstanding principal amount of the Bonds (50% is required under certain circumstances) with the bank as Collateral for the Letter of Credit. Pursuant to the Collateral Pledge Agreement at December 31, 1998 and 1997, the Company had $1,367,000 and $1,452,000,
respectively, on deposit with the bank, which is included in Restricted Investments in the balance sheets. The pledge collateral will be released upon the payment and performance in full of the Company's Letter of Credit obligations. The agreement contains covenants with respect to tangible net worth, cash and cash equivalents and investment securities, as well as other covenants, and prohibits the payment of cash dividends. During 1994, the Company incurred costs of $136,000 in connection with this loan, which are being amortized over the term of the loan.

(NOTE K) - COMMITMENTS AND OTHER MATTERS

    Operating leases

The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2017. The leases contain various renewal options. Minimum annual rentals are as follows:

                     Years Ending December 31,
                  ------------------------------
                       1999.........................     $    5,990,790
                       2000.........................          6,074,955
                       2001.........................          6,197,186
                       2002.........................          6,278,051
                       2003.........................          5,353,707
                       Thereafter...................         35,001,144
                                                         --------------
                                                            $64,895,833
                                                         ==============

The Company has entered into leases for office and laboratory space which provide for certain rent abatement and rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $343,000 and $300,000 at December 31, 1998 and 1997, respectively.

Certain other leases provide for escalation for increases in real estate taxes and certain operating expenses, as well as various renewal terms.

During 1997, the Company entered into a 20-year lease for a process development and production facility consisting of 80,000 square feet expandable to 120,000 square feet being built to the Company's specifications. Annual base rent of $2.2 million began January 1, 1999. Pursuant to the lease terms, the Company had a security deposit of $5,382,000 as of December 31, 1998 on deposit with the bank which is included in Restricted Investments in the Balance Sheets. The security deposit will accrue interest earned up to a total security deposit of $10.0 million. Any amounts over $10.0 million will be released to the Company. The security deposit will be released at the end of the lease term. The lease agreement contains covenants with respect to tangible net worth, cash and cash equivalents

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE K) - COMMITMENTS AND OTHER MATTERS (CONTINUED)

and investment securities, as well as other covenants. The lease requires additional security deposit if the Company falls below its covenants.

In 1998, the Company entered into a lease agreement to lease up to $10.0 million of lab, furniture and computer equipment for its recently leased process development and production facility. The lease agreement has an initial term of 7 years. As of December 31, 1998, the Company had leased $6.2 million of equipment. The agreement has been accounted for as an operating lease.

Rent expense aggregated $3,136,000, $2,384,000, and $1,988,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Capital Expenditures

At December 31, 1998 and 1997, the Company had commitments for capital expenditures, consisting primarily of laboratory equipment, of $2,480,000 and $353,000, respectively.

     401(k) Plan

Effective January 15, 1993, the Company adopted a 401(k) pension plan available to eligible full-time employees. The Company made contributions of $340,000, $235,000, and $168,000 to the plan for the years ended December 31, 1998, 1997, and 1996, respectively.

(NOTE L) - STOCKHOLDERS' EQUITY

     Preferred Stock

In November 1993, the stockholders authorized a new series of preferred stock of 1,000,000 shares, $.01 par value, none of which was issued and outstanding at December 31, 1998 and 1997.

     Stock Option Plans

The Company has stock option plans under which options to purchase shares of the Company's common stock may be granted to employees, consultants and directors at a price no less that the fair market value on the date of grant. At December 31, 1998, the total authorized number of shares under all plans was 6,515,827. The vesting period of the options is determined by the Board of Directors and is generally five years. All options expire after ten years, from the date of grant.

During 1998, the Board of Directors approved the re-pricing of stock option grants totaling 1,914,949 shares to the then current market value.

Option transactions during 1998, 1997 and 1996 are summarized as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------------
                                                  1998                            1997                            1996
                                                       WEIGHTED-                      WEIGHTED-                        WEIGHTED-
                                                        AVERAGE                        AVERAGE                          AVERAGE
                                                        EXERCISE                       EXERCISE                         EXERCISE
                                         SHARES          PRICE          SHARES          PRICE           SHARES           PRICE
                                      -------------   -------------  -------------   -------------   -------------    -------------
Outstanding at beginning of year       3,042,909          $37.42      1,822,397          $ 23.02      1,283,325           $15.26

Options granted                        3,205,532           30.92      1,644,351            48.57        790,616            32.18

Options exercised                       (353,283)          19.34       (280,340)           14.90       (193,752)            9.80

Options canceled or expired           (2,313,820)          36.75       (143,499)           26.37        (57,792)           20.15
                                      -------------                  -------------                   -------------

Outstanding at end of year             3,581,338           33.82      3,042,909            37.42      1,822,397            23.02
                                      =============                  =============                   =============

Options exercisable at end of year     1,082,315           26.30        726,284            23.43        497,433            16.82
                                      =============                  =============                   =============

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE L) - STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 1998:

                                              Options Outstanding                           Options Exercisable
                             ------------------------------------------------------    ------------------------------
                                                    Weighted-
                                                    Average              Weighted-                        Weighted-
                                                    Remaining            Average                           Average
                                 Number            Contractual           Exercise          Number         Exercise
Range of Exercise Price       Outstanding        Life (In Years)           Price        Exercisable         Price
-----------------------      ---------------     -----------------     ------------    -------------     ------------
$  .00 to $  12.75                 80,955                4.4           $     2.62           80,955       $     2.62
$12.75 to $  22.00                196,219                5.4                18.06          146,989            18.22
$23.50 to $  34.50              2,841,580                8.3                28.99          804,987            28.25
$36.25 to $  39.00                 27,084                7.9                37.04           13,584            36.63
$39.00 to $  69.99                 85,500                8.8                40.62            5,800            40.47
$70.00 to $100.00                 350,000                6.8                87.14           30,000            70.00
                             ---------------     -----------------     ------------    -------------     ------------
                                3,581,338                7.9           $    33.82        1,082,315       $    26.30
                             ===============     =================     ============    =============     ============

The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1998, 1997 and 1996 pro forma net loss and net loss per share as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1998, 1997, and 1996 would have been approximately $27.7 million, $32.5 million, and $12.9 million, respectively, or $1.23 per share, $1.51 per share, and $0.69 per share, respectively. The fair value of the options granted during 1998 and 1997 are estimated as $17.04 and $18.26 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 52% for 1998 and 46.03% for 1997, risk-free interest rate of 4.54% for 1998 and 5.75% for 1997, and expected life of 6 years.

At December 31, 1998, options for 1,949,255 were available for future grant. At December 31, 1997, options for 340,967 were available for future grant.

(NOTE M) - PREFERRED SHARE PURCHASE RIGHTS

         On May 20, 1998, the Company adopted a Shareholder Rights Plan which provided for the issuance of rights to purchase shares of Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), of the Company. Under the shareholder rights plan, the Company distributed one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 (the "Common Shares"), of the Company. The Rights were distributed on June 26, 1998 to stockholders of record on May 27, 1998.

         Each Right entitles the holder to purchase from the Company one one-thousandth of a Preferred Share at a price of $250 per one one-thousandth of a Preferred Share, subject to adjustment. The rights become exercisable ten business days after any party acquires or announces an offer to acquire beneficial ownership of 15% or more of the Company's Common Shares. In the event that any party acquires 15% or more of the Company's Common Stock, the Company enters into a merger or other business combination, or if a substantial amount of the Company's assets are sold after the time that the Rights become exercisable, the Rights provide that the holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the Right.

         The Rights expire May 20, 2008, and are redeemable by the Company at a price of $0.001 per Right at any time prior to the time that any party acquires 15% or more of the Company's Common Shares. Until the earlier of the time that the Rights become exercisable, are redeemed or expire, the Company will issue one Right with each new Common Share issued.

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

 (NOTE N) - INCOME TAXES

The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                       1998              1997              1996
                                                                       ----              ----              ----
Federal income tax provision at 34%...................              $(7,860,000)     $(7,181,000)      $ (2,570,000)
Expenses for which no tax benefit is available........                   45,000           31,000            112,000
Expenses for which no book benefit is available.......               (1,664,000)      (1,550,000)                -
Increase in valuation allowance on deferred tax assets               13,554,000       12,465,000          3,262,000
State taxes, net of federal tax benefit...............               (1,131,000)      (1,286,000)          (391,000)
Foreign taxes paid....................................                  225,000          245,000            225,000
Tax credits generated and not used....................               (1,097,000)      (2,436,000)          (403,000)
Other.................................................               (1,847,000)         (43,000)           (27,000)
                                                                 ---------------   ---------------  ----------------
                                                                   $    225,000     $    245,000          $ 208,000

                                                                 ===============   ===============  ================



Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                                                CURRENT              LONG-TERM
                                                                            ASSET/(LIABILITY)     ASSET/(LIABILITY)
                                                                            ----------------      ----------------
December 31, 1998
    Net operating loss carryforward......................................   $            -          $ 23,052,000
    Research and development and other tax credit carryforward...........                -             7,438,000
    Deferred revenue.....................................................                              8,925,000
    Depreciation.........................................................                -             1,339,000
    Other................................................................          330,000               143,000
                                                                            ----------------      ----------------
                                                                                   330,000            40,897,000
    Less valuation allowance.............................................         (330,000)          (40,897,000)
                                                                            ----------------      ----------------
                                                                            $            -          $          -
                                                                            ================      ================

December 31, 1997
    Net operating loss carryforward......................................   $            -          $ 19,359,000
    Research and development and other tax credit carryforward...........                -             7,186,000
    Depreciation.........................................................                -               744,000
    Other................................................................          267,000               118,000
                                                                            ----------------      ----------------
                                                                                   267,000            27,407,000
    Less valuation allowance.............................................         (267,000)          (27,407,000)
                                                                            ----------------      ----------------
                                                                            $            -          $          -

                                                                            ================      ================

The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE N) - INCOME TAXES (CONTINUED)

Provision for income taxes is comprised of the following:


                                                                     Year Ended December 31,
                                                                     -----------------------
                                                               1998             1997           1996
                                                               ----             ----           ----
Current:
    Federal.............................................        $      -   $         -      $          -
    State...............................................               -             -           (17,000)
    Foreign taxes.......................................         225,000       245,000           225,000
Deferred................................................               -             -                 -
                                                           -------------   --------------- --------------
                                                                $225,000      $245,000      $    208,000

                                                           =============   =============== ==============


The Company has available tax credit carryforwards expiring as follows:

2000...............................................................     $   500,000
2001...............................................................         225,000
2002...............................................................         245,000
2003...............................................................         225,000
2008...............................................................         745,000
2009...............................................................       1,297,000
2010...............................................................         534,000
2011...............................................................         846,000
2012...............................................................       1,711,000
2013...............................................................         872,000
No expiration......................................................         238,000
                                                                      --------------
                                                                        $ 7,438,000
                                                                      ==============


The Company has net operating loss carryforwards for federal income tax purposes of approximately $55.5 million which expire, if unused, from the year 2010 through the year 2013. The tax benefit of approximately $3.4 million of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryforwards.

(NOTE O) - INVESTMENT IN VASCULAR GENETICS INC.

In November 1997, the Company entered into an agreement with three other parties to form a new privately held company, Vascular Genetics Inc. ("VGI"), to pursue the development and commercialization of gene therapy products for the treatment of vascular diseases. As a result of the November, 1997 agreement and other transactions since that time, as of January 31, 1999, the Company holds a significant minority equity interest in VGI of 33.9% . The Company also holds preemptive rights that will permit retention of the Company's ownership position in the event of a future financing. In addition, the Company has the option to purchase 100% of VGI's common stock at fair market value upon receiving the approval from one of the other parties and the board of directors of VGI. The Company will earn royalties on net sales from products developed and commercialized by VGI or by a party granted a sublicense by VGI. Royalty rates are competitive and increase as specified sales targets are reached. In addition, the Company has the option to manufacture certain products developed by VGI and receive a manufacturing fee. The Company committed to lend VGI up to $600,000 at an interest rate of prime plus 1%. As of December 31, 1998, the Company had loaned $600,000 to VGI of which the Company agreed to forgive $100,000 in 1998. In 1998, the Company recorded on its statement of operations $2.2 million as equity in loss of joint venture representing its percentage of VGI net losses which included writing off the investment and receivable balances. The Company has appointed two directors to the Board of Directors of VGI.

                           HUMAN GENOME SCIENCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE P) - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                                       Years ended December 31,
                                                      -----------------------------------------------------------
                                                            1998                1997                  1996
                                                      -----------------    ----------------     -----------------
Numerator:
     Net loss                                            $(23,182,000)       $(21,393,000)          $(7,767,000)
                                                      =================    ================     =================
Denominator:
     Denominator for basic earnings per
       share - weighted-average shares                      22,434,131          21,525,283            18,630,986
                                                      =================    ================     =================
     Denominator for diluted earnings per
       share - adjusted weighted average
       shares and assumed conversions                       22,434,131          21,525,283            18,630,986
                                                      =================    ================     =================
Basic loss per share                                      $(1.03)              $(0.99)              $(0.42)
                                                      =================    ================     =================
Diluted loss per share                                    $(1.03)              $(0.99)              $(0.42)
                                                      =================    ================     =================