Form 10-Q
period 1999-03-31
HUMAN GENOME SCIENCES INC
filed 1999-05-17
CIK 901219

================================================================================

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1999     Commission File Number 0-22962

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

The number of shares of the registrant's common stock outstanding on March 31, 1999 was 22,876,125.

================================================================================

                               TABLE OF CONTENTS

                                                                      Page
                                                                     Number
                                                                     ------

 PART I.    FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Statements of Operations for the three months
               ended March 31, 1999 and 1998......................      3

            Balance Sheets at March 31, 1999 and December 31, 1998      4

            Statements of Cash Flows for the three months
               ended March 31, 1999 and 1998......................      5

            Notes to Financial Statements.........................      6

 Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations......      7

PART II.    OTHER INFORMATION

 Item 6.    Exhibits and Reports on Form 8-K......................      9

            Signatures............................................      9

            Exhibit Index.........................................Exhibit Volume

                        PART I.  FINANCIAL INFORMATION
                          HUMAN GENOME SCIENCES, INC.
                           STATEMENTS OF OPERATIONS


                                                         Three months ended
                                                              March 31,
                                                           1999        1998
                                                        ------------ ----------

                                                       (dollars in thousands,
                                                            except share
                                                       and per share amounts)
     Revenue - research and development
        collaborative contracts........................ $     1,422  $   1,991
                                                        ------------ ----------

     Costs and expenses:
           Research and development....................      13,374     10,855

           General and administrative..................       2,786      3,685
                                                        ------------ ----------

           Total costs and expenses....................      16,160     14,540
                                                        ------------ ----------

     Income (loss) from operations.....................    (14,738)   (12,549)

     Interest income...................................       2,512      2,850

     Interest expense..................................        (27)       (34)
                                                        ------------ ----------

     Income (loss) before taxes........................    (12,253)    (9,733)

     Provision for income taxes........................           -          -
                                                        ------------ ----------

     Net income (loss)................................. $  (12,253)  $ (9,733)
                                                        ============ ==========

     Basic and diluted net income (loss) per share..... $    (0.54)  $  (0.44)
                                                        ============ ==========

     Weighted average shares outstanding, basic and
       diluted......................................... 22,826,172  22,342,147
                                                        ============ ==========



                See accompanying notes to financial statements.

                          HUMAN GENOME SCIENCES, INC.
                                BALANCE SHEETS


                                                       March 31,   December 31,
ASSETS                                                    1999         1998
------                                                 ----------- -------------
                                                        (dollars in thousands)
Current assets:
   Cash and cash equivalents ......................... $   24,975  $     16,139
   Short-term investments.............................    144,866       165,628
   Prepaid expenses and other current assets..........      5,846         5,374
                                                       ----------- -------------
      Total current assets............................    175,687       187,141

Long-term investments.................................     22,137        27,228
Property, plant and equipment (net of accumulated
depreciation).........................................     21,450        20,965
Restricted investments................................      6,820         6,749
Other assets..........................................      2,121         2,164
                                                       ----------- -------------
      TOTAL ASSETS.................................... $  228,215  $    244,247
                                                       =========== =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt..................  $     444   $       444
   Accounts payable and accrued expenses..............      4,008         4,642
   Accrued payroll and related taxes..................      3,423         2,400
   Deferred revenues..................................      4,493         5,265
                                                       ----------- -------------
      Total current liabilities.......................     12,368        12,751

Long-term debt, net of current portion................      1,780         1,780
Deferred revenues.....................................     19,901        20,543
Other liabilities.....................................        316           325
                                                       ----------- -------------
      Total liabilities...............................     34,365        35,399
                                                       ----------- -------------

Stockholders' Equity:
   Common stock.......................................        229           228
   Additional paid-in capital.........................    288,143       285,535
   Unearned portion of compensatory stock.............        (97)         (110)
   Retained earnings (deficit)........................    (90,957)      (78,704)
   Accumulated other comprehensive income (deficit)...     (3,468)        1,899
                                                       ----------- -------------
      Total stockholders' equity......................    193,850       208,848
                                                       ----------- -------------
      TOTAL LIABILITIES and STOCKHOLDERS' EQUITY        $ 228,215   $   244,247
                                                       =========== =============

                See accompanying notes to financial statements.

                          HUMAN GENOME SCIENCES, INC.
                           STATEMENTS OF CASH FLOWS

                                                          Three months ended
                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------- ---------
                                                          (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..................................... $(12,253)  $(9,733)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Accrued interest on U.S. Treasury bills and
       commercial paper..................................      338       190
     Depreciation and amortization.......................    1,638     1,653
     Loss (gain) on disposal of fixed assets.............        4         -
     Compensation expense related to stock options ......       13        24
     Changes in operating assets and liabilities:
        Prepaid expenses and other current assets........     (448)   (1,550)
        Other assets.....................................       43      (396)
        Accounts payable and accrued expenses............     (926)     (128)
        Accrued payroll and related taxes................    1,023       581
        Deferred revenues................................   (1,414)   23,924
        Other liabilities................................       (9)       10
                                                          ---------- ---------
     Net cash provided by (used in) operating activities.  (11,991)   14,575
                                                          ---------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - property, plant  and equipment.   (1,834)   (1,520)
   Purchase of short-term investments and marketable
     securities..........................................  (16,844)  (51,477)
   Purchase of long-term investment......................        -   (24,620)
   Proceeds from sales and maturities of investments and
     marketable Securities...............................   36,967    65,398
                                                          ---------- ---------
     Net cash provided by (used in) investing activities.   18,289   (12,219)
                                                          ---------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Restricted investments................................      (71)       89
   Payments on capital lease obligations.................        -      (156)
   Proceeds from issuance of common stock (net of
     expenses)...........................................    2,609     1,164
                                                          ---------- ---------
     Net cash provided by (used in) financing activities.    2,538     1,097
                                                          ---------- ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....    8,836     3,453

Cash and cash equivalents - beginning of period..........   16,139    44,346
                                                          ---------- ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD................ $ 24,975  $ 47,799
                                                          ========== =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest............................................ $     17  $     43
     Income taxes........................................       50        25


                See accompanying notes to financial statements.

                          HUMAN GENOME SCIENCES, INC
                        NOTES TO FINANCIAL STATEMENTS

                    FOR THE QUARTER ENDED MARCH 31, 1999

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Human Genome Sciences, Inc. ( the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 1999 and 1998, the Company's financial position at March 31, 1999, and the cash flows for the three month periods ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of future financial results.

NOTE 2.  COMPREHENSIVE INCOME (LOSS)

During the first quarter of 1999 and 1998, total comprehensive loss amounted to:

                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                   1999              1998
                                                -----------       -----------
Net loss                                        $12,253,000       $ 9,733,000

Unrealized loss on short-term investments           276,000            29,000

Unrealized loss on long-term investments          5,091,000
                                                -----------       -----------

         Total Comprehensive Loss               $17,620,000       $ 9,762,000
                                                ===========       ===========


NOTE 3.  RECLASSIFICATION

Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

                         HUMAN GENOME SCIENCES, INC
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998.

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 1999 AND MARCH 31, 1998

   Revenues. The Company had revenues of $1.4 million for the three months ended March 31, 1999 compared with revenues of $2.0 million for the three months ended March 31, 1998. Revenue for the three months ended March 31, 1999 consisted of the recognition of $0.8 million from Pharmacia and UpJohn for ongoing research services pursuant to their collaboration agreement and the recognition of $0.6 million from the Transgene S.A. collaboration. Revenue for the three months ended March 31, 1998 consisted of the recognition of $1.4 million from Pioneer Hi-Bred International, Inc. ("Pioneer") for ongoing research services pursuant to their collaboration agreement and the recognition of $0.6 million from Transgene S.A.. The Company expects that its revenues may be limited to annual license fees and research payments from Schering Plough Corporation, Synthelabo S.A. and Merck KGaA over the next two years, interest income, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements.

   Expenses. Research and development expenses increased to $13.4 million for the three months ended March 31, 1999 from $10.9 million for the three months ended March 31, 1998. The increase is due primarily to the operational costs incurred related to the start up of the Company's new leased 80,000 square foot process development and production facility.

   General and administrative expenses decreased to $2.8 million for the three months ended March 31, 1999 from $3.7 million for the three months ended March 31, 1998. The decrease resulted from the resignation of the Company's President in late 1998 and the assumption of his duties by the Chairman and Chief Executive Officer and non-recurring consulting expenses incurred in the quarter ended March 31, 1998. Interest income was lower for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to lower cash balances and interest rates.

   Net Income (Loss). The Company recorded a net loss of $12.3 million, or $0.54 per share for the three months ended March 31, 1999 compared to a net loss of $9.7 million, or $0.44 per share for the three months ended March 31, 1998. The difference in results for the three months ended
March 31, 1999 and 1998 is primarily due to higher research and development expenses, slightly lower revenues and interest income partially offset by lower general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had working capital of $163.3 million at March 31, 1999 as compared to $174.4 million at December 31, 1998. The decrease resulted primarily from the net loss generated during the quarter.

   The Company expects to continue to incur substantial expenses relating to its research and development efforts, which expenses are expected to increase relative to historical levels as the Company focuses on preclinical and clinical trials required for the development of therapeutic protein product candidates.

   The Company expects that its existing funds, interest income, and committed license fees and research payments from its current collaboration agreements will be sufficient to fund the Company's operations for the next two to three years. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including scientific progress in its research and development programs, the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

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

      The Company is concerned about the impact of the Y2K problem on suppliers, government agencies, electrical power, voice and data communications, shipping and other services required. The Company initiated a comprehensive program in October 1998 to identify risks, validate essential systems, confirm that vendor products are Y2K ready, and develop contingency plans to deal with problems that may arise. A task force representing various departments in the Company has been formed to carry out the Company's Y2K program and is currently performing a comprehensive inventory of computer equipment, software and other devices that may have embedded microprocessors and software and is leading efforts to confirm that essential systems and suppliers are tested for correct Y2K behavior. The Company's contingency plans to address its concerns include building an inventory of key supplies and assuring that critical equipment has emergency backup power available. The task force reports to the Chief Information Officer on a regular basis. To date the task force has found only minimal internal non-compliant systems which have or will be updated through the purchase of compliant software upgrades. The Company plans to have substantially completed its Y2K assessment before June 30, 1999.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements concerning future collaboration agreements, royalties and other payments under collaboration agreements, and product development and sales and other statements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward looking statements as a result of risks and uncertainties, including but not limited to, the following: the scientific progress of the Company in its research and development programs; the magnitude of these programs; the ability of the Company to establish additional collaborative and licensing arrangements; the degree of success of the Company's collaboration partners in identification, research, development and marketing of products based on the Company's technology; the extent to which the Company engages in clinical development of any products on its own; the degree of success of the Company in using its technology and data base to select viable product opportunities; the ability of the Company to develop or arrange for marketing and sales initiatives with respect to products under development; the success of the Company in raising additional capital and satisfying liquidity needs in the future; the scope and results of pre-clinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs and uncertainties involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; whether conditions to milestone payments are met and the timing of such payments; and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

                        HUMAN GENOME SCIENCES, INC.

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

                        HUMAN GENOME SCIENCES, INC.

                        BY:  /s/ WILLIAM A. HASELTINE
                             ------------------------
                             William A. Haseltine, Ph.D.
                             Chairman and CEO

                        BY: /s/ STEVEN C. MAYER
                            -----------------------
                            Steven C. Mayer
                            Sr. Vice President and Chief Financial Officer

Dated:  May 17, 1999

                                EXHIBIT INDEX

                                                                    Page
Exhibit                                                            Number
-------                                                            ------

  27     Financial data schedule..................................