Form 10-Q
period 1999-06-30
HUMAN GENOME SCIENCES INC
filed 1999-08-16
CIK 901219

                 =============================================

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 1999          Commission File Number 0-22962

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

The number of shares of the registrant's common stock outstanding on June 30, 1999 was 22,979,179.


                 =============================================

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
 PART I.     FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Statements of Operations for the three and six months
                   ended June 30, 1999 and 1998.................................................        3

             Balance Sheets at June 30, 1999 and December 31, 1998..............................        4

             Statements of Cash Flows for the six months
                   ended June 30, 1999 and 1998.................................................        5

             Notes to Financial Statements......................................................        6

 Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations................................        7

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk.........................        9


PART II.     OTHER INFORMATION

 Item 4.     Submission of Matters to a Vote of Security Holders................................       10

 Item 6.     Exhibits and Reports on Form 8-K...................................................       10

             Signatures.........................................................................       11

             Exhibit Index......................................................................   Exhibit Volume

                          PART I. FINANCIAL INFORMATION
                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS


                                                      Three months ended June 30,                Six months ended June 30,
                                                       1999               1998                    1999              1998
                                                 ----------------    ----------------   ---------------------------------------
                                                            (dollars in thousands, except share and per share amounts)
Revenue - research and development
   collaborative contracts.................        $     14,798      $       13,936      $        16,220      $        15,927
                                                   ------------      --------------      ---------------      ---------------
Costs and expenses:
 Research and development..................              14,896              11,502               28,270               22,357

 General and administrative................               4,181               3,370                6,967                7,055
                                                 ---------------   -----------------   ------------------   ------------------

       Total costs and expenses............              19,077              14,872               35,237               29,412
                                                 ---------------   -----------------   ------------------   ------------------

Income (loss) from operations..............              (4,279)               (936)             (19,017)             (13,485)

Interest income............................               2,396               2,817                4,908                5,667

Interest expense...........................                (140)                (33)                (167)                 (67)

Equity in income (loss) of joint venture                     -0-               (400)                  -0-                (400)
                                                 ---------------   -----------------   ------------------   ------------------
Income (loss) before taxes.................              (2,023)              1,448              (14,276)              (8,285)

Provision for income taxes.................                 225                 225                  225                  225
                                                 ---------------   -----------------   ------------------   ------------------

Net income (loss)..........................        $     (2,248)     $        1,223      $       (14,501)      $       (8,510)
                                                 ===============   =================   ==================   ==================

Net income (loss) per share, basic.........        $      (0.10)     $         0.05      $         (0.63)     $         (0.38)
                                                 ===============   =================   ==================   ==================

Net income (loss) per share, diluted.......        $      (0.10)     $         0.05      $         (0.63)      $        (0.38)
                                                 ===============   =================   ==================   ==================

Weighted average shares outstanding,
basic......................................          22,931,478          22,375,666           22,879,116           22,359,698
                                                 ===============   =================   ==================   ==================

Weighted average shares outstanding,
diluted....................................          22,931,478          22,934,244           22,879,116           22,359,698
                                                 ===============   =================   ==================   ==================

                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS


                                                                                                June 30,        December 31,
                                                                                                  1999              1998
                                                                                             --------------   ----------------
ASSETS                                                                                             (dollars in thousands)
------
Current assets:
      Cash and cash equivalents ........................................................        $    91,761       $    16,139
      Short-term investments............................................................            163,858           165,628
      Prepaid expenses and other current assets.........................................             13,189             5,374
                                                                                             ---------------  ----------------
            Total current assets........................................................            268,808           187,141

Long-term investment....................................................................             18,152            27,228
Property, plant and equipment (net of accumulated depreciation).........................             22,930            20,965
Restricted investments..................................................................              6,894             6,749
Other assets............................................................................              7,254             2,164
                                                                                             ---------------  ----------------
            TOTAL ASSETS................................................................       $    324,038      $    244,247
                                                                                             ---------------  ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Current portion of long-term debt.................................................       $        444      $        444
      Accounts payable and accrued expenses.............................................              5,816             4,642
      Accrued payroll and related taxes.................................................              3,384             2,400
      Deferred revenues.................................................................              4,020             5,265
                                                                                             ---------------  ----------------
            Total current liabilities...................................................             13,664            12,751

Long-term debt, net of current portion..................................................            101,780             1,780
Deferred revenues.......................................................................             19,259            20,543
Other liabilities.......................................................................                307               325
                                                                                             ---------------  ----------------
            Total liabilities...........................................................            135,010            35,399
                                                                                             ---------------  ----------------

Stockholders' Equity:
      Common stock......................................................................                230               228
      Additional paid-in capital........................................................            290,635           285,535
      Unearned portion of compensatory stock............................................                (87)             (110)
      Retained earnings (deficit).......................................................            (93,206)          (78,704)
      Accumulated other comprehensive income (deficit)..................................             (8,544)            1,899
                                                                                             ---------------  ----------------

            Total stockholders' equity..................................................            189,028           208,848
                                                                                             ---------------  ----------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................         $  324,038      $    244,247
                                                                                             ===============  ================

                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                                1999           1998
                                                                                            ------------   -----------
                                                                                              (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .................................................................... $    (14,501)   $   (8,510)
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
          Accrued interest on U.S. Treasury bills and commercial paper.....................          407           791
          Depreciation and amortization....................................................        3,395         3,222
          Loss (gain) on disposal of fixed assets..........................................           -0-            9
          Compensation expense related to stock options....................................           23            36
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets...................................       (7,806)       (8,540)
               Other assets................................................................       (2,089)          689
               Accounts payable and accrued expenses.......................................        1,095         (769)
               Accrued payroll and related taxes...........................................          984           510
               Deferred revenues...........................................................       (2,529)       24,758
               Other liabilities...........................................................          (19)           (2)
                                                                                            ------------- -------------
          Net cash provided by (used in) operating activities..............................      (21,040)       12,194

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - property, plant and equipment..................................       (5,281)       (3,979)
     Purchase of short-term investments and marketable securities..........................      (48,560)      (86,269)
     Purchase of long-term investment......................................................           -0-      (25,678)
     Proceeds from sales and maturities of investments and marketable
        securities.........................................................................       48,547       113,003
                                                                                            ------------- -------------
          Net cash provided by (used in) investing activities..............................       (5,294)       (2,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted investments................................................................         (146)            9
     Payments on capital lease obligations.................................................           -0-         (223)
     Proceeds from issuance of long term debt (net of expenses)............................       97,000            -0-
     Proceeds from issuance of common stock (net of expenses)..............................        5,102         1,337
                                                                                            ------------- -------------
          Net cash provided by (used in) financing activities..............................      101,956         1,123
                                                                                            ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................       75,622        10,394

Cash and cash equivalents - beginning of period............................................       16,139        44,346
                                                                                            ------------- -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD..................................................    $  91,761      $ 54,740
                                                                                            ============= =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest.........................................................................    $      36      $     84
          Income taxes.....................................................................           75            50


                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 1999

            NOTE 1.   INTERIM FINANCIAL STATEMENTS

            The accompanying unaudited financial statements of Human Genome Sciences, Inc. ( the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 1999 and 1998, the Company's financial position at June 30, 1999, and the cash flows for the six month periods ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

            Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

            The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of future financial results.

            NOTE 2.  COMPREHENSIVE INCOME (LOSS)

            During the three and six months ended June 30, 1999 and 1998, total comprehensive income (loss) amounted to:

                                                                    Three months ended         Six months ended
                                                                         June 30,                  June 30,
                                                                     1999        1998         1999          1998
                                                                     ----        ----         ----          ----
                                                                                 (dollars in thousands)
             Net income (loss)                                 $  (2,248)     $  1,223   $  (14,501)    $  (8,510)

             Unrealized loss on short-term investments            (1,091)          (15)      (1,367)          (44)

             Unrealized loss on long-term investments             (3,985)         -0-        (9,076)         -0-
                                                              ------------------------------------------------------

                    Total comprehensive income (loss)          $  (7,324)     $  1,208   $  (24,944)    $  (8,554)
                                                              ======================================================

            NOTE 3.  LONG-TERM DEBT

            The Company completed the private placement of $100.0 million of 5 1/2% Convertible Subordinated Notes ("Notes") due 2006 during the quarter ended June 30, 1999. The Notes are convertible into common stock at $52.20 per share. Subsequent to June 30, 1999, an additional $25.0 million of Notes were sold. Debt issuance costs for the total $125 million of Notes amounted to $4 million.

            NOTE 4. RECLASSIFICATION

            Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

RESULTS OF OPERATIONS

     Revenues. The Company had revenues of $14.8 million for the three months ended June 30, 1999 compared with revenues of $13.9 million for the three months ended June 30, 1998. Revenues for the three months ended June 30, 1999 and June 30, 1998 consisted primarily of $7.5 million in annual license fees and research payments from Schering Corporation and Schering-Plough Ltd. (collectively "SP") pursuant to collaboration agreements entered into July 28, 1996 and $4.5 million in annual license fees and research payments from Synthelabo, S.A. pursuant to collaboration agreements entered into June 30, 1996. For the six months ended June 30, 1999, revenues were $16.2 million compared to $15.9 million for the six months ended June 30, 1998. Revenues for the six months ended June 30, 1999, consisted of $12.0 million in annual license fees and research payments from collaborations with SP and Synthelabo and $4.2 million in license fees and milestone payments from other collaborators including the recognition of $1.3 million from Transgene, S.A. Revenues for the six months ended June 30, 1998, consisted of $12.0 million in annual license fees and research payments from collaborations with SP and Synthelabo and $3.9 million in license fees and milestone payments from other collaborators including the recognition of $1.3 million from Transgene, S.A. The Company expects that its revenues may be limited to annual license fees and research payments from SP, Synthelabo and Merck KGaA over the next three years, interest income, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements.

     Expenses. Research and development expenses were $14.9 million for the three months ended June 30, 1999 and $11.5 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, research and development expenses increased to $28.3 million from $22.4 million for the six months ended June 30, 1998. The increase is due primarily to operational costs related to the start up of the Company's new leased 80,000 square foot process development and production facility.

     General and administrative expenses increased to $4.2 million for the three months ended June 30, 1999 from $3.4 million for the three months ended June 30, 1998 and decreased from $7.1 million for the six months ended June 30, 1998 to $7.0 million for the six months ended June 30, 1999. The increase for the three months ended June 30, 1999 resulted generally from higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins discovered by the Company and increased other general and administrative expenses in support of the Company's expanding activities. The second quarter increase in expenses was offset by a decrease in first quarter general and administrative expenses that resulted from the resignation of the Company's President in late 1998 and the assumption of his duties by the Chairman and Chief Executive Officer and non-recurring consulting expenses incurred in the quarter ended March 31, 1998. Interest income decreased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 due to lower cash balances.

     Net Income. The Company recorded a net loss of $2.2 million, or $0.10 per share, for the three months ended June 30, 1999 compared to net income of $1.2 million, or $0.05 per share, for the three months ended June 30, 1998. For the six months ended June 30, 1999, the Company reported a net loss of $14.5 million, or $0.63 per share, compared to a net loss of $8.5 million, or $0.38 per share, for the six months ended June 30, 1998. The difference in results for the three and six months ended June 30, 1999 and 1998 is primarily due to higher operating expenses described above for the three and six months ended June 30,1999.

           LIQUIDITY AND CAPITAL RESOURCES

                 The Company had working capital of $255.1 million at June 30, 1999 as compared to $174.4 million at December 31, 1998. The increase resulted from the placement of $100.0 million of 5 1/2% Convertible Subordinated Notes due 2006 partially offset by the net loss generated during the six month period and capital expenditures.

                 The Company expects to continue to incur substantial expenses relating to its research and development efforts, which expenses are expected to increase relative to historical levels as the Company focuses on preclinical and clinical trials required for the development of therapeutic protein product candidates.

                  The Company expects that its existing funds, the additional $25.0 million of Notes sold after the quarter end, interest income, and committed license fees and research payments from existing collaboration agreements will be sufficient to fund the Company's operations for the foreseeable future. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including scientific progress in its research and development programs, the magnitude of those programs, the ability of the Company to establish additional collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

                  The Company's funds are currently invested in U.S. Treasury and government agency obligations, high grade corporate debt securities and commercial paper. Such investments reflect the Company's policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

            YEAR 2000

                  Many currently installed computer systems and software
            products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to become Year 2000, or "Y2K", compliant. Because the Company was founded in 1992, most if not all of the Company's computer equipment and software adopt modern design principles. The Company believes the majority of purchased computer systems, operating systems, and database management systems are ready for Y2K based on in-house testing and information supplied by vendors. For internal systems development, the Company uses four-digit entries for all date items in the databases. Because these date representations have been built into systems from their inception, the Company believes they should be fully Y2K compliant. The Company utilizes third-party equipment and software that may not be Y2K compliant.

                 The Company is concerned about the impact of the Y2K problem on suppliers, government agencies, electrical power, voice and data communications, shipping and other services required. The Company initiated a comprehensive program in October 1998 to identify risks, validate essential systems, confirm that vendor products are Y2K ready, and develop contingency plans to deal with problems that may arise. A task force representing various departments in the Company has been formed to carry out the Company's Y2K program and is currently performing a comprehensive inventory of computer equipment, software and other devices that may have embedded microprocessors and software and is leading efforts to confirm that essential systems and suppliers are tested for correct Y2K behavior. The Company's contingency plans to address its concerns include building an inventory of key supplies and assuring that critical equipment has emergency backup power available. The task force reports to the Chief Information Officer on a regular basis. The task force has confirmed or received confirmation that all internal mission critical systems are Y2K compliant. To date the task force has tested approximately 70% of its less critical systems and found only minimal internal non-compliant systems which have or will be updated through the purchase of compliant software upgrades. The task force plans to substantially complete its Y2K assessment before September 30, 1999.

                    The Company does not believe that the cost of identification and correction of any Y2K compliance problems, estimated to be less than $100,000, will have a material adverse effect on the Company's business, financial condition or operating results. However, there can be no assurance that a failure of the Company's internal computer systems, third-party equipment, software used by the Company, systems maintained by the Company's suppliers, or utility systems such as electricity, gas, water, and telecommunications, to be Y2K compliant, will not have a material adverse effect on the Company's business, financial condition or operating results.

           SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

                    Certain statements contained in "Management's Discussion and
            Analysis of Financial Condition and Results of Operations," including statements concerning future collaboration agreements, royalties and other payments under collaboration agreements, and product development and sales and other statements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward looking statements as a result of risks and uncertainties, including but not limited to, the following: the scientific progress of the Company in its research and development programs; the magnitude of these programs; the ability of the Company to establish additional collaborative and licensing arrangements; the degree of success of the Company's collaboration partners in identification, research, development and marketing of products based on the Company's technology; the extent to which the Company engages in clinical development of products on its own; the degree of success of the Company in using its technology and data base to select viable product opportunities; the ability of the Company to develop or arrange for marketing and sales initiatives with respect to products under development; the success of the Company in raising additional capital and satisfying liquidity needs in the future; the scope and results of pre-clinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs and uncertainties involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; whether conditions to milestone payments are met and the timing of such payments; and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                    The Company does not have operations subject to risks of
            foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. The Company does not have significant exposure to market risks associated with changes in interest rates related to its corporate debt securities held as of June 30, 1999. The Company believes that any market change related to its U.S. securities held as of June 30, 1999 is not material to its financial statements. As of June 30, 1999, the carrying value of the Company's equity investment in Transgene was approximately $18.2 million. The Company's investment in Transgene is subject to equity market risk.

                           PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Shareholders, held on May 19, 1999, the following members were elected to the Board of Directors:

                                                                            Affirmative                  Votes
                                                                               Votes                   Withheld
                                                                        ---------------------     -------------------
                                       TERMS EXPIRING IN 2002
                   Max Link, Ph.D.                                           16,206,184                 21,362
                   Craig Rosen, Ph.D.                                        16,206,184                 21,362
                   Beverly Sills Greenough                                   16,201,439                 26,107


     The following proposals were approved at the Company's Annual meeting of
Shareholders:

                                                    Affirmative           Negative
                                                       Votes               Votes             Abstentions
                                                 -----------------    ----------------    ------------------   --------------
1      Ratification of the selection of
       Ernst & Young, LLP as the
       Company's independent auditors              16,202,114             17,057               8,375
       for the fiscal year ending
       December 31, 1999.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits

                27.1          Financial data schedule.


          -----------------------------------


          (b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated June 28, 1999, announcing the completion of a private placement of $100.0 million aggregate principle amount of 5 1/2% Convertible Subordinated Notes due 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HUMAN GENOME SCIENCES, INC.

                             BY:  /s/ William A. Haseltine, Ph.D.
                                -----------------------------------------
                                      William A. Haseltine, Ph.D.
                                      Chairman & Chief Executive Officer

                             BY:  /s/ Steven C. Mayer
                                -----------------------------------------
                                      Steven C. Mayer
                                      Senior Vice President and
                                        Chief Financial Officer

Dated: August 16, 1999

                                  EXHIBIT INDEX

    Exhibit
    Page Number
    -----------
           27.1       Financial data schedule.

------------------------