Form 10-Q
period 1999-09-30
HUMAN GENOME SCIENCES INC
filed 1999-11-12
CIK 901219

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

For quarterly period ended September 30, 1999     Commission File Number 0-22962

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

Yes   X          No
   --------        --------
The number of shares of the registrant's common stock outstanding on September 30, 1999 was 23,133,092.

================================================================================

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
    PART I.       FINANCIAL INFORMATION

    Item 1.       Financial Statements

                  Statements of Operations for the three and nine months
                       ended September 30, 1999 and 1998..........................................        3

                  Balance Sheets at September 30, 1999 and December 31, 1998.....................         4

                  Statements of Cash Flows for the nine months
                       ended September 30, 1999 and 1998..........................................        5

                  Notes to Financial Statements..................................................         6

    Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..............................        7

    Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....................         9


   PART II.       OTHER INFORMATION

    Item 6.       Exhibits and Reports on Form 8-K...............................................        10

                  Signatures.....................................................................        11

                  Exhibit Index..................................................................    Exhibit Volume

                         PART I.  FINANCIAL INFORMATION
                          HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS

                                               Three months ended                  Nine months ended
                                                  September 30,                      September 30,
                                             1999               1998             1999              1998
                                        ---------------    ---------------  --------------    ---------------
                                             (dollars in thousands, except share and per share amounts)
Revenue - research and development
     collaborative contracts........... $         7,442    $       11,279   $       23,662    $       27,206
                                        ---------------    --------------   --------------    ---------------

Costs and expenses:
   Research and development............          15,308            12,332           43,578            34,689
   General and administrative..........           3,869             3,481           10,836            10,536
                                        ----------------   ---------------  ---------------   ---------------

         Total costs and expenses......          19,177            15,813           54,414            45,225
                                        ----------------   ---------------  ---------------   ---------------

Income (loss) from operations..........         (11,735)           (4,534)         (30,752)          (18,019)

Interest income........................           3,850             2,656            8,758             8,323

Interest expense.......................          (1,828)              (47)          (1,995)             (114)

Equity in income (loss) of joint
     venture...........................              -0-             (202)              -0-             (602)
                                        ----------------   ---------------  ---------------   ---------------

Income (loss) before taxes.............          (9,713)           (2,127)         (23,989)          (10,412)

Provision for income taxes.............              -0-               -0-             225               225
                                        ----------------   ---------------  ---------------   ---------------

Net income (loss)...................... $        (9,713)   $       (2,127)  $      (24,214)   $      (10,637)
                                        ================   ===============  ===============   ===============

Net income (loss) per share, basic and
    diluted............................ $         (0.42)   $        (0.09)  $        (1.06)   $        (0.48)
                                        ================   ===============  ===============   ===============


Weighted average shares outstanding,

    basic and diluted..................      23,051,200        22,410,101       22,937,189        22,376,296
                                        ================   ===============  ===============   ===============

                See accompanying notes to financial statements.

                          HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS

                                                                                   September 30,      December 31,
                                                                                        1999              1998
                                                                                   ---------------  ------------------
ASSETS                                                                                   (dollars in thousands)
------
Current assets:
     Cash and cash equivalents ............................................           $    62,493         $    16,139
     Short-term investments................................................               219,156             165,628
     Prepaid expenses and other current assets.............................                 5,940               5,374
                                                                                   ---------------  ------------------
         Total current assets..............................................               287,589             187,141
Long-term investments......................................................                20,144              27,228
Property, plant and equipment (net of accumulated depreciation)                            23,791              20,965
Restricted investments.....................................................                 6,974               6,749
Other assets...............................................................                 8,416               2,164
                                                                                   ---------------  ------------------
         TOTAL ASSETS......................................................           $   346,914         $   244,247
                                                                                   ===============  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current portion of long-term debt.....................................           $       444         $       444
     Accounts payable and accrued expenses.................................                 6,458               4,642
     Accrued payroll and related taxes.....................................                 5,106               2,400
     Deferred revenues.....................................................                 3,728               5,265
                                                                                   ---------------  ------------------
         Total current liabilities.........................................                15,736              12,751
Long-term debt, net of current portion.....................................               126,780               1,780
Deferred revenues..........................................................                18,617              20,543
Other liabilities..........................................................                   295                 325
                                                                                   ---------------  ------------------
         Total liabilities.................................................               161,428              35,399
                                                                                   ---------------  ------------------
Stockholders' Equity:
      Common stock.........................................................                   231                 228
      Additional paid-in capital...........................................               294,828             285,535
      Unearned portion of compensatory stock...............................                  (383)               (110)
      Retained earnings (deficit)..........................................              (102,918)            (78,704)
      Accumulated other comprehensive income (deficit).....................                (6,272)              1,899
                                                                                   ---------------  ------------------
         Total stockholders' equity........................................               185,486             208,848
                                                                                   ---------------  ------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................           $   346,914         $   244,247
                                                                                   ===============  ==================

                See accompanying notes to financial statements.

                          HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                          1999           1998
                                                                                      -------------- --------------
                                                                                         (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...............................................................   $   (24,214)   $   (10,637)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper.................          (488)           955
        Depreciation and amortization................................................         5,208          4,891
        Loss (gain) on disposal of fixed assets......................................             4             15
        Compensation expense related to stock options................................            94             47
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets.................................          (592)        (5,290)
           Other assets..............................................................        (2,502)          (984)
           Accounts payable and accrued expenses.....................................         1,842         (1,947)
           Accrued payroll and related taxes.........................................         2,706          1,564
           Deferred revenues.........................................................        (3,463)        21,984
           Other liabilities.........................................................           (30)            (3)
                                                                                      --------------  -------------
        Net cash provided by (used in) operating activities..........................       (21,435)        10,595
                                                                                      --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - property, plant and equipment.............................        (8,064)        (5,482)
    Purchase of short-term investments and marketable securities.....................      (123,548)      (140,683)
    Purchase of long-term investment.................................................           -0-        (25,679)
    Proceeds from sales and maturities of investments and marketable
        securities...................................................................        69,446        143,041
                                                                                      --------------  -------------
        Net cash provided by (used in) investing activities..........................       (62,166)       (28,803)
                                                                                      --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Restricted investments...........................................................          (225)           (72)
    Payments on capital lease obligations............................................           -0-           (223)
    Proceeds from issuance of long term debt (net of expenses).......................       121,250            -0-
    Proceeds from issuance of common stock (net of expenses).........................         8,930          2,318
                                                                                      --------------  -------------
        Net cash provided by (used in) financing activities..........................       129,955          2,023
                                                                                      --------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................        46,354        (16,185)
Cash and cash equivalents - beginning of period......................................        16,139         44,346
                                                                                      --------------  -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD............................................   $    62,493    $    28,161
                                                                                      ==============  =============
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
    Interest.........................................................................   $        73    $       122
    Income taxes.....................................................................           100            200

                See accompanying notes to financial statements.

                          HUMAN GENOME SCIENCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

         NOTE 1.    INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements of Human Genome Sciences, Inc. ( the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 1999 and 1998, the Company's financial position at September 30, 1999, and the cash flows for the nine month periods ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

         Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

         The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of future financial results.

         NOTE 2.  COMPREHENSIVE INCOME (LOSS)

         During the three and nine months ended September 30, 1999 and 1998, total comprehensive income (loss) amounted to:

                                                                   Three months ended          Nine months ended
                                                                     September 30,               September 30,
                                                                   1999         1998          1999           1998
                                                                   ----         ----          ----           ----
                                                                               (dollars in thousands)
            Net income (loss)                                   $   (9,713)   $  (2,127)   $   (24,214)   $   (10,637)


            Unrealized gain (loss)  on short-term investments          280          896         (1,087)           852


            Unrealized gain (loss) on long-term investments          1,992          -0-         (7,084)            -0-
                                                                ------------ ------------ -------------- -------------

                   Total comprehensive income (loss)            $   (7,441)   $  (1,231)   $   (32,385)   $    (9,785)
                                                                ============ ============ ============== =============

         NOTE 3.  LONG-TERM DEBT

         The Company completed the private placement of $100.0 million of 5 1/2% Convertible Subordinated Notes ("Notes") due 2006 during the quarter ended June 30, 1999. The Notes are convertible into common stock at $52.20 per share. During the quarter ended September 30, 1999, an additional $25.0 million of Notes were sold. Debt issuance costs for the total $125.0 million of Notes amounted to $3.8 million.

         NOTE 4. RECLASSIFICATION

         Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

RESULTS OF OPERATIONS

     Revenues. The Company recorded revenues of $7.4 million for the three months ended September 30, 1999 compared with revenues of $11.3 million for the three months ended September 30, 1998. Revenues for the three months ended September 30, 1999 and September 30, 1998 consisted primarily of $6.5 million and $7.5 million, respectively, in annual license fees and research payments from Merck KGaA ("Merck") pursuant to a collaboration agreement entered into July 10, 1996, and for the three months ended September 30, 1998, $2.9 million in research payments from Pioneer Hi-Bred International, Inc. ("Pioneer Hi-Bred"), pursuant to a collaboration agreement entered into January 19, 1996. The decrease in revenues is due primarily to the completion of HGS' collaboration with Pioneer Hi-Bred.

     For the nine months ended September 30, 1999, revenues were $23.7 million compared to $27.2 million for the nine months ended September 30, 1998. Revenues for the nine months ended September 30, 1999, consisted of $18.5 million in annual license fees and research payments from collaborations with Schering Corporation and Schering Plough Ltd. (collectively "SP") and Sanofi-Synthelabo ("Synthelabo") and Merck and $3.5 million in license fees and milestone payments from other collaborators, including the recognition of $1.9 million from Transgene, S.A. Revenues for the nine months ended September 30, 1998, consisted of $19.5 million in annual license fees and research payments from collaborations with SP, Synthelabo, and Merck, $5.0 million from Pioneer Hi-Bred and $2.7 million in license fees and milestone payments from other collaborators, including the recognition of $1.9 million from Transgene, S.A.

     The Company expects that its revenues may be limited to annual license fees and research payments from SP, Synthelabo and Merck, interest income, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any such further arrangements. Revenues from SP, Synthelabo and Merck will substantially conclude during fiscal year 2000.

    Expenses. Research and development expenses were $15.3 million for the three months ended September 30, 1999 and $12.3 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, research and development expenses increased to $43.6 million from $34.7 million for the nine months ended September 30, 1998. The increase is due primarily to operational costs related to the start up of the Company's new leased 80,000 square foot process development and production facility as well as increased expenditures in both pre-clinical and clinical trial research.

    General and administrative expenses increased to $3.9 million for the three months ended September 30, 1999 from $3.5 million for the three months ended September 30, 1998 and increased to $10.8 million for the nine months ended September 30, 1999 from $10.5 million for the nine months ended September 30, 1998. The increase for both the three month and nine month periods ended September 30, 1999 resulted generally from higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins discovered by the Company and increased other general and administrative expenses in support of the Company's expanding activities. Interest income increased for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 due to higher cash balances. Interest expense increased for the three and nine month periods due to the issuance of $125.0 million of 5 1/2% Convertible Subordinated Notes.

     Net Income. The Company recorded a net loss of $9.7 million, or $0.42 per share, for the three months ended September 30, 1999 compared to a net loss of $2.1 million, or $0.09 per share, for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Company reported a net loss of $24.2 million, or $1.06 per share, compared to a net loss of $10.6 million, or $0.48 per share, for the nine months ended September 30, 1998. The increased loss for the three and nine month periods of 1999 reflects increased investment in the development of preclinical and clinical drug candidates, the initiation of operations at the Manufacturing and Process Development Plant and decreased revenue at the Manufacturing and Process Development Plant and decreased revenue resulting from the 1998 completion of HGS' collaboration with Pioneer Hi-Bred.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of $271.9 million at September 30, 1999 as compared to $174.4 million at December 31, 1998. The increase resulted from the placement of $125.0 million of 5 1/2% Convertible Subordinated Notes due 2006 partially offset by the net loss generated during the nine month period and capital expenditures.

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

YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to become Year 2000, or "Y2K", compliant. Because the Company was founded in 1992, most if not all of the Company's computer equipment and software adopt modern design principles. The Company believes the majority of purchased computer systems, operating systems, and database management systems are ready for Y2K based on in-house testing and information supplied by vendors. For internal systems development, the Company uses four digit entries for all date items in its databases. Because these date representations have been built into systems from their inception, the Company believes they should be fully Y2K compliant. The Company uses third-party equipment and software that may not be Y2K compliant.

         The Company is concerned about the impact of the Y2K problem on suppliers, government agencies, electrical power, voice and data communications, shipping and other services required. The Company initiated a comprehensive program in October 1998 to identify risks, validate essential systems, confirm that vendor products are Y2K ready, and develop contingency plans to deal with problems that may arise. A task force representing various departments in the Company has been formed to carry out the Company's Y2K program and is currently performing a comprehensive inventory of computer equipment, software and other devices that may have embedded microprocessors and software and is leading efforts to confirm that essential systems and suppliers are tested for correct Y2K behavior. The Company's contingency plans to address its concerns include building an inventory of key supplies and assuring that critical equipment has emergency backup power available. The task force reports to the Chief Information Officer on a regular basis. The task force has confirmed or received confirmation that all internal mission critical systems are Y2K compliant. To date the task force has confirmed compliance with vendors or tested compliance for approximately 98% of its less critical systems; minimal non-compliance was discovered and has been corrected by the purchase of compliant software upgrades. The task force substantially completed its Y2K assessment during the quarter ended September 30, 1999. The assessment included a simulated date rollover to January 1, 2000 covering a representative group of critical systems. No errors were detected during the simulation. The Company will continue to monitor its Y2K readiness during the fourth quarter of 1999.

continue to monitor its Y2K readiness during the fourth quarter of 1999.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Company does not have operations subject to risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. The Company does not have significant exposure to market risks associated with changes in interest rates related to its corporate debt securities held as of September 30, 1999. The Company believes that any market change related to its U.S. securities held as of September 30, 1999 is not material to its financial statements. As of September 30, 1999, the carrying value of the Company's equity investment in Transgene was approximately $20.1 million. The Company's investment in Transgene is subject to equity market risk.

                          PART II.  OTHER INFORMATION

        ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                     (a)   Exhibits


                    27.1   Financial data schedule.

                 ------------------------------------

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

                                    HUMAN GENOME SCIENCES, INC.



                                    BY:   /s/ William A. Haseltine, Ph.D.
                                       ---------------------------------------
                                            William A. Haseltine, Ph.D.
                                            Chairman & Chief Executive Officer

                                    BY:   /s/ Steven C. Mayer
                                       ---------------------------------------
                                              Steven C. Mayer
                                              Senior Vice President and
                                               Chief Financial Officer

Dated: November 12, 1999

                                 EXHIBIT INDEX

         Exhibit
         Page Number
         -----------

                   27.1         Financial data schedule.

     --------------------------------------------------