Form 10-K
period 1999-12-31
HUMAN GENOME SCIENCES INC
filed 2000-03-17
CIK 901219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For the fiscal year ended December 31, 1999     Commission File Number 0-22962

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

                     Common stock, par value $0.01 per share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's common stock outstanding on January 31, 2000 was 51,517,828.

As of January 31, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $ 2,901,856,000.*

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Annual Report.

*Excludes 21,907,056 shares of common stock deemed to be held by officers and directors, and stockholders whose ownership exceeds five percent of the shares outstanding at January 31, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I

ITEM 1.     BUSINESS

    This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    We research and develop novel compounds for treating and diagnosing human diseases based on the discovery and understanding of the medical usefulness of genes. The sequence in which chemicals appear in a gene controls the function of the gene. We have used automated, high speed technology to discover the sequences of chemicals in genes and generate a large collection of partial human gene sequences. We believe that our collection includes most of the genes responsible for producing proteins in the human body. We also possess one of the largest databases of the genes of humans and microbes, which we refer to as our "genomic database." We believe we have created a broad base of product opportunities based on our genomic database.

    We began our work in the genetics industry by identifying and cataloging genes. We have since focused primarily on the research and development of proteins for the treatment of human disease. We use our advanced computer system to identify the most promising product candidates. We are able to analyze partial gene sequences, identify the genes corresponding to partial and full-length gene sequences and the proteins made by those genes. As of February 25, 2000, we had isolated and characterized thousands of full-length genes and purified more than 375 potential proteins for the treatment of human disease. We have recently expanded our use of antibodies and other technologies to increase the opportunities created by our genomic database.

STRATEGY

    We have a two-pronged commercialization strategy:

    - Product Development and Commercialization. We use our internal capabilities to research and develop proteins that can be produced on a large scale and used as drugs to treat diseases. Generally, our strategy is to develop potential products to a late stage of testing in the laboratory or an early stage of studies in humans, and then to collaborate with pharmaceutical or biotechnology companies for further development and commercialization of our products.

    - Corporate Collaborations. We increase our capabilities by collaborating with pharmaceutical companies for the development and commercialization of new products. We believe that these arrangements enable us to focus our internal resources on a select number of product candidates while still exploiting the broader product opportunities created by our genomic database.

PRODUCTS IN DEVELOPMENT

    We have produced three drugs that have been studied in humans. We believe these drugs are among the pharmaceutical industry's first genomics-derived drugs to reach the stage of testing on humans.

    - Myeloid Progenitor Inhibitory Factor-1, known as MPIF-1, is a protein designed to protect cells that develop into blood cells from the toxic effects of several chemotherapy drugs. We began the second phase of human studies of MPIF-1 for the treatment of breast, ovarian, and lung cancer in November 1998.

    - Keratinocyte Growth Factor-2, known as KGF-2 or repifermin, is a protein designed to speed the repair of damage to the cells lining the mouth, throat, the gastrointestinal tract and related tissues and to heal serious chronic wounds to the skin. Repifermin may also be useful in treating a number of other conditions involving injury to skin cells. We began the second phase of human studies of repifermin for the treatment of venous ulcers, a type of chronic wound, in February 1999. We recently began the second phase of human studies of repifermin for the treatment of mucositis, a type of inflammation caused by some cancer treatments.

    - Vascular Endothelial Growth Factor-2, known as VEGF-2, is a gene-therapy drug designed to regenerate the blood vessels of, or revascularize, the heart and limbs. The first and second phases of human studies of VEGF-2 for the treatment of insufficient circulation in limbs and heart disease were conducted through Vascular Genetics Inc., a joint venture in which we hold a substantial interest. These studies were halted in February 2000 in response to questions raised by the FDA. Three Phase II studies of VEGF-2 were completed prior to the halt. A fourth Phase II study cannot be completed and further studies cannot be initiated until approved by the FDA.

    We have discovered several other drugs that are in various stages of testing in the laboratory, including:

    - B Lymphocyte Stimulator, known as BLyS, a novel immune stimulant that we believe could have significant impact on the treatment and prevention of infectious diseases, and could lead to improved treatment of immune deficiency disorders and certain types of leukemia and lymphoma. We are currently engaged in testing of BLyS in the laboratory.

INTELLECTUAL PROPERTY

    We vigorously pursue patents to protect our intellectual property. As of February 25, 2000, we had 116 issued U.S. patents covering 91 full-length human genes and had filed U.S. patent applications covering more than 7,500 human genes and the proteins they make. In addition, we have filed patent applications with respect to a substantial number of the large collection of partial gene sequences we have discovered.

RECENT DEVELOPMENTS

    Financing Transactions. In December 1999 we completed a private placement of $200,000,000 aggregate principal amount of 5% Convertible Subordinated Notes Due 2006. We received net proceeds of approximately $193.8 million.

    In December 1999 we offered the holders of our $125,000,000 aggregate principal amount of 5 1/2 % Convertible Subordinated Notes Due 2006 $180 per $1,000 principal amount of notes, payable in shares of our common stock, in order to induce them to convert their notes into our common stock. An aggregate of $118,285,000 principal amount of these notes were tendered for conversion and not withdrawn. In connection with the offer, in January 2000, we issued 4,786,104 shares of our common stock (including 254,122 shares of our common stock as an inducement) and paid approximately $200,000, representing accrued interest and fractional shares. As a result of the offer, we recorded a one-time charge to earnings of approximately $21.0 million, or $0.41 per share, based on the weighted average shares outstanding during the month ended January 31, 2000. An aggregate of $6,715,000 principal amount of 5 1/2% Convertible Subordinated Notes Due 2006 remain outstanding.

    In January 2000 our board of directors approved a two-for-one stock split, payable in the form of a stock dividend. The stock dividend was paid on January 28, 2000 to stockholders of record as of January 14, 2000. Unless otherwise noted, all share and per share data have been restated to give effect to the stock split.

    In February 2000 we completed a private placement of $225,000,000 aggregate principal amount of 5% Convertible Subordinated Notes Due 2007. We received net proceeds of approximately $217.5 million.

    On March 2, 2000, we announced the call of our $200,000,000 aggregate principal amount of 5% Convertible Subordinated Notes Due 2006 for redemption on March 22, 2000. In lieu of redemption, holders may convert their notes into our common stock at any time on or prior to March 21, 2000. Based upon the current market price of our common stock, we expect that holders will convert their notes into common stock rather than accept redemption. Holders of the notes would receive $1,000 in cash per $1,000 principal amount of notes, plus accrued interest, or may convert their notes into our common stock. The notes may be converted into our common stock at a price of $71.625 per share, which is equivalent to 13.9616 shares of common stock per $1,000 principal amount of notes. In addition, we will make a "make-whole" payment of $150 per $1,000 principal amount of notes, whether redeemed or converted, which will result in a one-time charge to earnings of $30 million, or $0.55 per share, based on the weighted pro forma average shares outstanding during the month ended January 31, 2000.

    In March 2000 we completed a private placement of $300,000,000 aggregate principal of 3 3/4% Convertible Subordinated Notes Due 2007. We received net proceeds of approximately $291.2 million.

    VEGF-2. On February 29, 2000, Vascular Genetics announced that it will not enroll or treat additional patients in its clinical trials of VEGF-2 in response to an FDA hold on testing. Four clinical trials of VEGF-2 had been ongoing. Vascular Genetics announced the completion of three of these clinical trials -- one for the treatment of heart disease and two trials for the treatment of insufficient circulation in limbs -- because enrollment and treatment were complete. In a fourth trial, a study of catheter-based delivery of VEGF-2 for heart disease, Vascular Genetics enrolled and treated the majority of the enrollment target. During the hold period, Vascular Genetics will provide the FDA with results which are being compiled from the clinical trials, in addition to providing measurements of the amount of the VEGF-2 protein in patient blood samples using new assay methodology which has been developed. Vascular Genetics believes that the existing data from the Phase I/II trials, together with the results of the additional data analysis now in progress, should allow it to address the FDA's questions and support the initiation of new trials. Vascular Genetics must receive approval of the FDA before the fourth trial can be completed or additional trials initiated. There are several factors that could negatively affect the progress of these trials.

    Cambridge Antibody Technology. On February 29, 2000, we announced an agreement with Cambridge Antibody Technology plc. The ten-year agreement provides us with rights to use CAT technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. We also have rights to use CAT antibody technology for the use and sale of research tools, for which we will pay to CAT a share of revenues received. We will also pay CAT clinical development milestones and royalties based on product sales. We and CAT also plan to combine our resources to develop and sell a significant number of therapeutic antibody products. CAT has the right to select up to twenty-four of our proprietary antigens for laboratory development. We have the option to share clinical development costs and to share the profits equally with CAT on up to eighteen such products. CAT has rights to develop six such products on its own. We are entitled to clinical development milestones and royalty payments on the products developed by CAT.

    Under the agreement, we will also buy 1,670,000 ordinary shares of CAT for the sterling equivalent of approximately $55.0 million, giving us an initial equity stake of approximately six percent in CAT. We paid an additional $12.0 million in licensing fees to CAT, which includes research support at CAT to help them to develop our human antibody products. A portion of the equity investment is subject to approval by CAT's shareholders. The equity investment is expected to close in April 2000.

BUSINESS

GENOME SCIENCE

    Genome science refers to the characterization of the entire set of genetic information of any organism, including humans. All cells contain DNA, a complex material containing all the genetic information necessary to govern a cell's biological processes. In humans, approximately 3-5% of DNA consists of segments called genes. The entire human genome is believed to contain at least 100,000 genes, of which only several thousand were known to have been identified at the time we started our operations. Each gene consists of a linear sequence of nucleotides, the basic structural units of DNA. Sequencing genes involves determining the order of nucleotides in the gene, which permits identification of the gene and the protein it produces.

    Genes act as the fundamental blueprint for all the physiological attributes of an individual. Each gene contains the information required to produce, or "express," a gene product, generally a protein. Proteins are expressed by a gene according to a set of genetic instructions encoded in the DNA and are the principal determinants of an organism's characteristics. A typical cell of higher animals, such as humans, contains thousands of different proteins essential to cellular structure, growth and function. The aberrant expression within a cell by even a single gene can severely alter the cell's normal function and result in a disease condition.

    When a gene is expressed in a cell, the order of different nucleotides in the gene is copied into RNA in a duplication process called transcription. A splicing process within the cell then removes the introns, or non-coding gene segments, from the transcript, thereby creating a messenger RNA, called "mRNA," which contains only the exons, or coding regions, of the transcribed gene. The mRNA then directs the production of a protein in a process called translation. The order of nucleotides in the mRNA determines the protein that is made. By isolating mRNA from cells, our scientists can analyze primarily the coding regions of a gene. However, mRNA is unstable and therefore is difficult to analyze directly. To sequence the mRNA, it is preferable to copy or transcribe the mRNA back into DNA. This process produces a DNA copy, called "cDNA," which contains only the exons, or coding regions, of the expressed gene. This process avoids examination of the majority of human DNA, as approximately 95-97% of the human genome consists of long stretches of nucleotides, which do not code for protein. By focusing on the mRNA, we examine the portion of the genome which we believe to be the most important, that is, the portion which makes protein.

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

TECHNOLOGY AND RESEARCH

THE HUMAN GENE ANATOMY PROJECT

    We have focused our gene discovery activity on our human gene anatomy project. The goal of this project is to identify virtually all human genes, to catalogue the relative abundance of expressed genes by organ, tissue and cell of origin and to identify changes in gene expression associated with the normal processes of development, differentiation and activation, as well as abnormal changes in gene expression associated with the development of disease. We believe our human gene anatomy project approach is substantially different from most other genomic research projects which seek either to isolate a single copy of each gene, determine the sequence of large regions of human chromosomes or determine the chromosome location of genes responsible for inherited genetic diseases. While these other approaches will provide information valuable for the creation of some new gene-based pharmaceutical products, we believe that our human gene anatomy project provides a much broader opportunity to discover genes of potential medical use.

    The first component of our human gene anatomy project is the isolation and preparation of a set of cDNA libraries from most normal human tissues. A library is comprised of cDNA derived from samples of mRNA expressed in a particular tissue. Our more than 800 libraries reflect the relative abundance of the various mRNAs expressed in each tissue. We isolate and purify individual cDNA fragments from each library for sequence analysis to identify the structure and possible function of genes. We sequence a portion of each cDNA, which we believe is often sufficient to identify the expressed gene and represents the best method for rapid gene discovery.

    Our gene sequencing efforts now focus principally on comparing genes expressed in normal, abnormal and developmental tissues. We use such information to analyze changes in gene expression associated with development, differentiation and disease processes, such as tumors of the prostate, breast, colon and ovary. Additional areas of planned research include changes in gene expression that occur during the processes of atherosclerosis, asthma, emphysema, restenosis, osteoporosis, psoriasis, arthritis and a number of neurological diseases.

THE FUNCTIONAL GENOMICS PROGRAM

    In our functional genomics program we use our knowledge of new genes to identify and develop product opportunities. This program makes full use of the power of modern computers, automated laboratory instruments and advances in biology to discover new genes and to understand their potential medical applications. The program begins with the discovery of new human genes and extends to human clinical trials of the new drugs. We attribute our success in translating genomic information into new drug candidates to this discovery process. Our functional genomics program includes the following:

    - Gene Isolation. Our scientists have isolated mRNAs from more than 95% of all human genes. Of these, between 75% and 80% are fully functional as they contain the instructions needed to produce the corresponding protein.

    - Secreted Protein Identification. Our scientists believe they have identified approximately 9,000 newly discovered genes that encode for signaling proteins. We believe that this collection represents the majority of human signaling proteins and that only approximately 500 of the newly discovered proteins are closely related to previously studied proteins.

    - Expression Profiling and Mapping. To analyze gene expression profiles in a wide variety of tissues and cells, our scientists are aided by gene chips and proprietary methods. They also use a variety of techniques to map chromosome location, which generally allow our scientists to map any gene within two or three weeks.

    - Proteomics. The physical property of each signaling protein is characterized in this step. The goal is to determine the molecular weight, amino acid composition and amino acid sequence of the majority of the newly discovered signaling proteins.

    - Antibodies. Antibodies to signaling proteins can be used to determine the location of protein in tissues and to block the effects of proteins. We have initiated a program to produce antibodies to many of the newly discovered secreted proteins.

    - High-Throughput Biological Screening. We have developed a reliable high-throughput robotic cloning method to produce small amounts of each newly discovered signaling protein for biological studies. To date, more than 9,000 proteins have been cloned into expression vectors.

    - Biological Activity and Specificity. Our scientists are able to measure changes in the expression of about 100 representative genes at a time through the use of an automated, high-throughput biological screening system. The activity of the proteins on a wide variety of different types of cells is assessed in order to gain an understanding of their specificity of action. We select only those proteins that are highly specific in their activity for further development.

    - Animal Models. The activity of proteins with high specificity of action is tested with animal models of human disease. Where possible, the results for each test protein are compared to the best available therapy. Proteins demonstrated to be active in these models are then selected for extensive preclinical toxicology and pharmacology studies. The results of these studies form the basis of an Investigational New Drug Application to the FDA.

    - Human Clinical Trials and Manufacturing. Clinical study protocols are developed in this step, based on extensive preclinical toxicology and pharmacokinetic studies. Methods to measure blood and tissue levels of each protein must also be developed, to enable measurements within human subjects. Manufacturing methods for large-scale production of each protein must be developed. We lease a newly constructed 84,000 square foot process development and manufacturing facility to support Phase I, II and III human clinical studies and the North American launch of novel protein and gene products. A 43,000 square foot expansion of this facility is currently under construction.

DEVELOPMENT OF PRODUCT OPPORTUNITIES

    We created an advanced proprietary bioinformatics system to facilitate the selection of genes with potential medical utility. Bioinformatics refers to the use of computers to process, analyze, store and retrieve biological information. We believe we have one of the largest sets of human gene sequences, and also use our computer system to access publicly available gene sequences. Our high capacity computer system has been designed for ease of use by research scientists, who readily access the system through desktop computers. Our data are also available to scientists at SmithKline Beecham, Takeda, Schering-Plough, Synthelabo and Merck through bioinformatics systems created by us and SmithKline Beecham. See "-- Collaborative Arrangements."

    We believe that our proprietary bioinformatics system is an important asset for the identification and creation of gene-based product opportunities. Our bioinformatics system has several capabilities that facilitate identification of genes with potential medical utility, including gene similarity detection, sequence motif identification, sequence assembly and differential gene expression analysis.

    Our primary focus has progressed from identification of genes having potential medical utility to the creation of proprietary product opportunities. Specifically, we are now engaged in the identification and development of product candidates, including the isolation and characterization of full-length cDNAs, the purification of proteins encoded by cDNAs of interest, the creation of cell lines that express specific receptors of interest, the mapping of genes of interest, the creation of polyclonal and monoclonal antibodies, the testing of the effects of purified proteins in cell and tissue-based in vitro assays, the study of the effects of purified proteins in small laboratory animals, and the initiation of human clinical trials.

RESEARCH AND DEVELOPMENT

    Our research and development efforts have been organized into the following divisions:

    Gene Discovery Division. Our Gene Discovery Division is responsible for preparing biological samples, extracting and amplifying DNA, performing sequencing reactions, managing production information and monitoring sequencing quality. This division manages the operation of 39 automated sequencing machines along with a variety of laboratory robots and other instruments. The division has developed technologies that streamline our efforts to fully sequence genes of interest in a high-throughput fashion.

    Molecular Biology Division. Our Molecular Biology Division seeks to identify and evaluate genes that may be useful for the creation of therapeutic protein drugs, small molecule drugs, gene therapy, antisense treatments and diagnostic products. This division is comprised of the following groups:

    - Protein-Therapeutics Group. The Protein Therapeutics group identifies and evaluates genes, which encode proteins, which may be useful as therapeutic protein drugs or for gene therapy or antisense applications. This group also identifies genes that may be useful for diagnostic purposes. When comparative analysis indicates that a gene encodes a potential therapeutic protein, this group isolates the corresponding full-length cDNA, determines its pattern of tissue expression and its entire coding sequence. We have commenced a program to identify from our database what we believe to be full-length cDNAs likely to encode potential therapeutic proteins. To date, we have identified what we believe to be several thousand secreted proteins. We are expressing and evaluating these proteins and assessing their activity using in vitro and in vivo models covering different therapeutic areas.

    In addition to efforts relating to the identification of potential therapeutic proteins, the Protein Therapeutics group characterizes genes and proteins that may serve as targets for small molecule drug discovery, principally to support the work of our collaborators. The group isolates full-length cDNAs, performs experiments to determine the tissue and cell type in which the genes are expressed and determines the complete sequence of the cDNA corresponding to each candidate gene. The group has identified several hundred genes, which encode proteins that may be targets for small molecule drug screening. Full-length cDNAs corresponding to many of these genes have been isolated and fully sequenced, and tissue distribution and chromosomal location of most of these full-length genes have been determined.

    - Exploratory Research Group. Our Exploratory Research group focuses on development and implementation of new technologies useful in the identification of medically relevant gene candidates. Responsibilities of this group include new methodologies for cDNA library construction, chromosome mapping, optimization of full-length gene cloning and development of new methods for gene analysis. This group is also currently responsible for efforts in microbiology, including construction and analysis of microbial genome libraries and selection of candidate genes which may be useful in vaccine and immunotherapeutic programs.

    Bioinformatics Division. Our Bioinformatics Division develops systems for high-volume data capture and analysis to support our research and collaborative efforts. The division applies advanced sequence data analysis techniques to identify candidate genes for biological screening and drug development. Bioinformatics manages database systems for tracking samples and reagents during experimental procedures and sample storage. The division supports collaborative relationships with the delivery of software, databases, training and support. The division also is implementing systems for clinical trial data management and analysis, preparation of drug applications and process control of manufacturing operations.

    Protein Development Division. Our Protein Development Division provides proteins in a form suitable for in vitro and in vivo testing. This division uses bacterial, insect and mammalian expression systems that have been engineered to express abundant amounts of proteins. Our therapeutic protein production facilities include 15 bioreactors ranging in capacity from 2 to 100 liters. This division also purifies potential therapeutic proteins, enzymes that may be useful in the discovery of small molecule drugs and bacterial proteins that may be useful as vaccine components. In addition, this division oversees the contract production of cGMP materials by third parties for preclinical qualification and Phase I and II clinical studies and the operation of a process development and manufacturing facility, which we lease from the Maryland Economic Development Corporation.

    Through February 25, 2000, we have produced and purified more than 375 novel human proteins in amounts sufficient to test for activity. In some cases, we have also provided highly purified proteins to our collaborators for further analysis.

    Cell Biology Division. Our Cell Biology Division determines the activities of purified therapeutic protein candidates on cells in tissue culture. This division uses over 75 in vitro assays to evaluate biological activities of therapeutic protein candidates, many of which are used to determine whether such candidates have biological activities relevant to serious unmet medical needs. Examples of such in vitro tests include assays that detect proteins that have an anti-viral effect, proteins that are capable of prolonging the life of neurons and of promoting neural cell growth, proteins that have anti-cancer activity and proteins that affect the growth and differentiation of hematopoietic cells.

    High-Throughput Screening Division. We established our High-Throughput Screening Division in early 1998. This group is responsible for the development and validation of high-throughput screens to assess the activity of our therapeutic protein candidates. This division is also responsible for generation of cell-based supernatants that currently represent several thousand individual genes encoding potential secreted proteins. This group works closely with our Gene Discovery and Bioinformatics Divisions in the development of laboratory information management systems useful for instrumentation control and analysis of test results.

    Pharmacology Division. Our Pharmacology Division tests for in vitro and in vivo activity of therapeutic protein candidates and is also responsible for safety studies. This division is responsible for preclinical animal testing of our therapeutic protein product candidates and employs a number of standard assays for determining biological function. This division has also developed several specialized assays to test biological function of specific therapeutic proteins. We have recently expanded this division to increase our efforts to develop therapeutic protein product candidates, and we expect to continue to expand the division as necessary to support preclinical and clinical development. We intend to utilize contract research organizations to conduct toxicology and pathology tests on our leading therapeutic protein product candidates.

    Medical and Regulatory Affairs Divisions. Our Medical and Regulatory Affairs Divisions manage all activities necessary for the preparation and submission of regulatory documentation including investigational new drug applications, biologics license applications and new drug applications. The divisions are responsible for developing and implementing clinical and regulatory strategies that will ensure submissions meet U.S. and international regulatory requirements to initiate clinical trials and obtain marketing approvals for products developed by us.

    Our Quality Assurance staff, within Regulatory Affairs, is supporting the establishment of current good manufacturing practices or cGMPs, for our leased process development and manufacturing facility. The Quality Assurance staff provides guidance and assists in creation and implementation of standard operating procedures, assures cGMP training for facility employees and maintains documentation of these activities. The Quality Assurance staff participates in cGMP audits of contract vendors.

    Investigational new drug applications are currently active for two therapeutic protein product candidates -- MPIF-1 and KGF-2. Physicians and investigators have been identified and consulted in connection with the discovery of possible new drug indications and the optimization of clinical trial designs related to investigating prevention of chemotherapy-induced damage to myeloid precursors, treatment of surgical and dermal wounds and mucositis. Clinical investigators have been selected from this group to conduct the clinical trials sponsored by us. The data from these studies will be entered into an electronic database and analyzed by our medical, regulatory, and statistical staffs. Formal reports of clinical and non-clinical data then will be submitted to the FDA. If these clinical trial data show that the investigational drug is safe and effective for the specified use, we intend to submit a biologics license or new drug application to the FDA for marketing approval.

AREAS OF PRODUCT DEVELOPMENT

    We believe that the genes we identify have the potential to be valuable for the development of a wide range of healthcare products in some or all of the following areas:

    Therapeutic Proteins. Therapeutic proteins are recombinant human proteins that in native or modified form exert medically useful physiologic or pharmacologic activity. By discovering and isolating genes, we may be able to cause the genes that code for therapeutic proteins to express those proteins. Therapeutic proteins may be useful for the treatment of diseases, including inflammatory and autoimmune diseases, neurodegenerative diseases, cardio-pulmonary diseases and other diseases caused by insufficient or defective proteins resulting from a missing or defective gene. Therapeutic proteins currently in clinical use include interferon, insulin, human growth hormone, tPA, DNAse, G-CSF, GM-CSF and erythropoietin.

    We have been involved in conducting or have conducted preclinical and clinical development studies on a number of potential therapeutic proteins, including Myeloid Progenitor Inhibitory Factor-1, or MPIF-1, Keratinocyte Growth Factor-2, or KGF-2, Vascular Endothelial Growth Factor-2, or VEGF-2, and B Lymphocyte Stimulator, or BLyS.

    MPIF-1 is a member of the chemokine family. We have shown that MPIF-1 in in vitro and in vivo studies inhibits the differentiation and growth of bone marrow cells. Myeloid progenitor cells are destroyed by many forms of cancer chemotherapy resulting in severe leukopenia, thrombocytopenia and anemia. By preventing the growth of myeloid progenitor cells during aggressive cancer chemotherapy, it may be possible to reduce the destruction of these cells and allow the more rapid repopulation of red and white blood cells in the circulation. This, in turn, may reduce the incidence of serious infection, anemia and coagulation disorders associated with cancer chemotherapy. We initiated MPIF-1 clinical trials in humans. A Phase I study to evaluate MPIF-1 safety in healthy volunteers was completed in 1998. Two Phase II studies have begun to evaluate MPIF-1 in shielding myeloid progenitor cells from the harmful effects of chemotherapy. These studies will test various doses of MPIF-1 in cancer patients undergoing adjuvant chemotherapy treatment for various cancers. Trials are being conducted at leading cancer research centers in the U.S.

    KGF-2, also known as repifermin, is a member of the Fibroblast Growth Factor superfamily. We have shown in in vivo tests that repifermin stimulates the growth of epithelial cells. The protein has potential for use in the topical treatment of skin ulcers, burns, surgical and other wounds, and possibly other conditions affecting epithelial cells. In addition, repifermin may be useful in the treatment of mucositis, frequently a toxicity of cancer chemotherapy, and/or acute renal failure. Two Phase I studies to evaluate the safety of topical and systematic administration of repifermin in healthy volunteers were completed in 1998. Phase II studies were initiated in February 1999 to evaluate repifermin in chronic wounds. These studies will test various doses of repifermin in patients with active disease. Phase II studies have also been initiated to evaluate repifermin in the treatment of mucositis. The trials are being conducted at leading research centers in the U.S.

    VEGF-2 is a member of the vascular endothelial/platelet-derived growth factor superfamily. We have shown in in vitro studies that VEGF-2 promotes the growth of certain subsets of vascular endothelial cells. In in vivo animal models performed in collaboration with Dr. Jeffrey Isner at the St. Elizabeth's Medical Center of Boston, VEGF-2 protein and DNA encoding the VEGF-2 gene had been shown to reduce the severity of ischemia in a rabbit hind limb ischemia model. Vascular Genetics has initiated clinical trials on the use of VEGF-2 DNA in the treatment of critical limb ischemia and coronary artery disease. These studies were halted in February 2000 in response to questions raised by the FDA. Three Phase II studies of VEGF-2 were completed prior to the halt. A fourth Phase II study cannot be completed and further studies cannot be initiated until approved by the FDA.

    BLyS is a novel immune stimulant. We have shown in in vitro studies that BLyS stimulates B lymphocytes to produce high levels of antibodies. BLyS has the potential to improve treatments for certain immune deficiency syndromes and certain forms of leukemia and lymphoma. In addition, BLyS could boost immune systems depleted by organ transplantation, chemotherapy and bone-marrow transplantation. BLyS could also improve the performance of traditional vaccines.

    In June 1996, we obtained from SmithKline Beecham the right to designate a limited number of therapeutic protein candidates at any one time for exclusive development and commercialization by us, with the right to add additional proteins as products enter clinical trials, are outlicensed or dropped. Schering-Plough and SmithKline Beecham have certain co-development rights with respect to these product candidates.

    None of our therapeutic protein product candidates have progressed beyond preclinical testing or the relatively early stages of human clinical testing. Accordingly, the results of testing to date may not be indicative of results that will be obtained in further preclinical trials or in clinical trials, as applicable. As further results of tests are received, we may abandon particular projects. Additionally, there can be no assurance that clinical trials as to any particular product candidate, if commenced, will be successful, or that any product can be successfully commercialized.

    Small Molecule Drugs. We believe that more complete knowledge of genes and the proteins they express will enable pharmaceutical companies to design and screen pharmaceutical products in a more efficient fashion by providing logical specific targets for discovering drugs. The discovery of new drugs often involves screening a large family of synthetic and natural products to determine their impact on proteins expressed by genes. Increasingly, automated biochemical assays that test the ability of proteins to bind to and modify the activity of purified proteins are used to test the efficacy and selectivity of new drugs. A drug's selectivity is its ability to affect only the desired protein targets and not other proteins expressed in the human body. The undesired binding of a drug to other proteins not detected by a screening assay can result in toxicity or other undesirable side effects. We believe that the genes we discover may contribute to screening assays by permitting more complete sets of target proteins to be assembled for an assay. SmithKline Beecham and our other collaboration partners are currently using proteins expressed by genes identified by us in a number of screening assays used to identify new drugs.

    Diagnostics. We believe that the genetic data obtained by us could lead to the development of diagnostic tests for diseases. These diagnostic tests would likely be focused on the following four areas:

    - The comparative analysis of genes expressed during the progression of tissues from normal to fully diseased states may permit more accurate staging of diseases, thereby facilitating the diagnosis and treatment of the disease. Proteins expressed by "marker" genes associated with a specific disease can be a starting point in the synthesis of antibodies, the principal components in many diagnostic systems.

    - Our genetic data may enable the development of methods to determine individual predisposition to disease.

    -   Tests could be designed to detect inherited diseases in fetal cells.

    - We believe that the genetic data obtained from the sequencing of disease-causing microorganisms may allow for the rapid determination of the presence and activity of a particular microorganism in an infected person.

The development of diagnostic tests based on human genes identified by us is part of SmithKline Beecham's field under our collaboration agreements with SmithKline Beecham.

    Antimicrobial Agents and Vaccines. Analysis of the total genome of a microorganism should provide a complete picture of all genes encoded by the microorganism. With this information, we believe it may be possible to choose protein candidates that may be useful as vaccine components or antigens required for the development of immunotherapeutics. We also believe that a high-throughput approach of gene identification may identify new genes capable of producing antibiotics and other useful secondary metabolites.

    We, either alone or in collaboration with The Institute for Genomic Research, have completed sequencing pathogenicity islands of Escherichia coli and the majority of the DNA comprising the genome of the bacteria of the Staphylococcus aureus, Streptococcus pneumoniae, Enterococcus faecalis, Helicobacter pylori, Borrelia burgdorferi, Haemophilus influenzae, Mycoplasma genitalium and Methanococcus jannaschii. We have entered into agreements with MedImmune, Hoffmann-La Roche and Pharmacia & Upjohn, to create vaccines, immunotherapeutic products, and new anti-infectives and antibiotics based on the genomes of many of these organisms. See "-- Collaborative Arrangements." We have filed patent applications on these genomes.

    Gene Therapy. We believe that our gene discovery technology may identify genes that can be introduced into the body through the use of gene therapy techniques. Many diseases result when specific proteins are produced in inappropriate quantities, in a defective manner, or not at all. Gene therapy is a novel approach to the treatment of disease in which genes are inserted into a patient's cells for the purpose of inducing these cells to produce therapeutic proteins or to replace defective or missing genes. In other applications, we believe that gene therapy may induce cells to secrete proteins that enhance the immune system's ability to recognize and attack a specific disease. Gene therapy might also allow localized delivery of proteins that cannot reach the appropriate site through conventional methods of administration. There are currently no gene therapy products on the market, although a number are undergoing clinical trials. We have entered into agreements with Schering-Plough, Vascular Genetics, Transgene and Vical granting them the right to use our technologies for gene therapy. See "-- Collaborative Arrangements."

COLLABORATIVE ARRANGEMENTS

    Agreements with SmithKline Beecham. In May 1993, we entered into collaboration agreements with SmithKline Beecham pursuant to which we granted SmithKline Beecham certain exclusive rights to develop and commercialize therapeutic and diagnostic products within SmithKline Beecham's field based on human genes discovered by us. SmithKline Beecham's field is the field of human and animal healthcare, including gene therapy vaccines, but excluding other gene therapy products, antisense products and the use of genes for synthesizing drugs that were known at the time our SmithKline Beecham collaboration agreements were originally executed. Pursuant to these collaboration agreements, SmithKline Beecham has paid to us an aggregate of $125 million, of which $55 million was allocated to the purchase of an aggregate of 2,703,476 shares of our common stock.

    In June 1996, we amended our collaboration agreements with SmithKline Beecham. This amendment allowed us and SmithKline Beecham together to enter into collaboration agreements with additional pharmaceutical companies in SmithKline Beecham's field, other than diagnostics and animal healthcare in which SmithKline Beecham has generally retained exclusive rights. In addition, the amendment provides that we and SmithKline Beecham can independently designate potential therapeutic proteins for exclusive development and commercialization provided that the designating entity is the first among us, SmithKline Beecham and our additional collaboration partners to select the protein and certain research requirements are met prior to designation. Under the amendment, we can designate six therapeutic protein candidates for our exclusive development and commercialization at any one time. Subject to certain limitations, we may substitute additional proteins for any of the six proteins designated by us:

    - which have been licensed by us to third parties in accordance with the SmithKline Beecham amendment;

    -   which are the subject of clinical studies by us; or

    -   the rights to which we have surrendered.

    SmithKline Beecham's right to select therapeutic protein candidates during the initial research term of the SmithKline Beecham collaboration agreements is not limited.

    In addition, the amendment provides that each of us and SmithKline Beecham may independently:

    - research, develop and commercialize antibody products directed against antigens derived from the human genome database created by us; and

    - identify and use novel molecular targets derived from our human genome database to discover and develop small molecule pharmaceutical products, provided that we could not initiate screening of such targets before July 1999 and cannot use certain targets subject to agreements with third parties, subject to certain other restrictions.

    The amendment restricts us from entering into collaborations with third parties in SmithKline Beecham's field other than additional collaboration partners and Takeda pursuant to our collaboration agreements with SmithKline
Beecham:

    - during the initial research term, except with repsect to products for which we have exclusive development right; and

    - during the initial research term and for a period thereafter with respect to certain products which are the subject of research plans submitted by SmithKline Beecham or an additional collaboration partner or Takeda prior to the expiration of the initial research term.

    The amendment provides that we and SmithKline Beecham will share equally in any license fees and product development milestone payments paid under additional collaboration partner agreements, and that we will receive all royalties and research support payments under such additional collaboration partner agreements. Our collaboration agreements with SmithKline Beecham provide for payments to us of royalties on net sales of products based on our patents or technologies within SmithKline Beecham's field sold by SmithKline Beecham, or its licensees, and milestone payments in connection with the development of these products. We have an option to co-promote those products sold by SmithKline Beecham, on a country-by-country basis, in the U.S., Canada, Mexico and Europe, subject to certain limitations as to rights granted to Takeda and other parties. If we develop and market or outlicense a product in the SmithKline Beecham field pursuant to our rights under our agreements with

SmithKline Beecham, SmithKline Beecham will generally be entitled to royalties or to share in milestone payments and license fees received by us from licensees with respect to such products.

    Our additional collaboration partner agreement with Schering-Plough includes an option for Schering-Plough to co-develop and co-commercialize up to two products in SmithKline Beecham's field to which we have exclusive development and commercialization rights under our collaboration agreements with SmithKline Beecham. Our collaboration agreements with SmithKline Beecham include an option for SmithKline Beecham to co-develop and co-commercialize products in SmithKline Beecham's field to which we have exclusive development and commercialization rights under our collaboration agreements with SmithKline Beecham and for which Schering-Plough has not exercised its option to co-develop and co-commercialize. SmithKline Beecham will also be entitled to royalties on and an option to co-promote products outside SmithKline Beecham's field sold by us which are based on or incorporate patents or information developed by SmithKline Beecham based on our human gene technology.

    The initial research term under our collaboration agreements with SmithKline Beecham continues through June 2001. After expiration of the initial research term, we will have all rights to our human gene technology, except that SmithKline Beecham will retain rights to our human gene technology pursuant to research plans meeting certain specified criteria submitted prior to expiration of the initial term, Takeda will retain rights granted to it under a license agreement prior to expiration of the initial research term and additional collaboration partners will retain rights granted to them under additional collaboration partner agreements. See "-- Other Collaboration Agreements in the SmithKline Beecham Field." SmithKline Beecham has the right to extend the research term for up to five additional years by making certain payments, which would extend the time for submitting research plans as to therapeutic products other than antibody products and therapeutic protein products.

    We have agreed that we will make available 35 gene sequencers and related personnel and reagents to sequence genes at the direction of a research committee comprised of representatives of SmithKline Beecham and us.

    In July 1997, we further amended our collaboration agreements with SmithKline Beecham with respect to the field of human diagnostic products. This amendment streamlined the procedures for outlicense by SmithKline Beecham of diagnostic products based on our technology and specified a royalty on diagnostic products sold by SmithKline Beecham or its licensees. The agreement also permits us to develop and market diagnostic tests that support our own therapeutic products, provided SmithKline Beecham is not already developing and marketing such a diagnostic test. The agreement provides for an initial research term that continues through June 2001, and may be extended by SmithKline Beecham for up to five additional years by making certain payments and provided that the amended agreement is also extended for a commensurate period of time.

    Other Collaboration Agreements in the SmithKline Beecham Field. In June and July 1996, we and SmithKline Beecham entered into additional collaboration partner agreements with Schering-Plough, Sanofi-Synthelabo and Merck. Each of these agreements provides the additional collaboration partner the rights and licenses to access and use our human gene technology, as well as biological information developed by us and SmithKline Beecham prior to, and by us after the effective date of such agreement, to discover, develop and commercialize products based upon or derived from our human gene technology in SmithKline Beecham's field, other than diagnostics and animal healthcare. Each additional collaboration partner may also designate, and receive exclusive license rights under our and SmithKline Beecham's patents and technology to, potential therapeutic protein products for its exclusive development and commercialization, subject, in certain cases, to restrictions as to the number of therapeutic protein candidates that can be claimed, and subject to achievement of certain research requirements prior to such designation. Each of these additional collaboration partners is obligated to pay license fees, research payments, and milestone payments in connection with development of products under the agreement and royalties. Each of these additional collaboration partner agreements is for an initial research term expiring in June 2001. Each additional collaboration partner has the right to extend the term for up to five additional years by making certain payments. We cannot enter into additional agreements similar to these agreements without the consent of SmithKline Beecham, Takeda and certain of the additional collaboration partners.

    We will be entitled to one-half of all license fees and milestone payments and to all royalties due from each additional collaboration partner. In addition, each additional collaboration partner will make research payments directly to us for the duration of the initial research term, which continues through June 2001. Aggregate license fees and research payments due to us and SmithKline Beecham under these additional collaboration partner agreements are $140 million during the initial research term, of which we are entitled to $87.5 million, payable in equal installments, over a five-year period. As of December 31, 1999, we had received $69.0 million of this amount.

    Our additional collaboration partner agreement with Schering-Plough includes an option for Schering-Plough to co-develop and co-commercialize up to two of our products in SmithKline Beecham's field to which we have exclusive development and commercialization rights under our agreements with SmithKline Beecham.

    SmithKline Beecham and Takeda entered into a license agreement relating to the development and sale of products in SmithKline Beecham's field based upon rights licensed from us. We will be entitled to all royalty payments and one-half of the milestone payments due from Takeda to SmithKline Beecham under this license agreement on sales of products developed by Takeda under the agreement. In addition, at the same time that SmithKline Beecham and Takeda entered into their license agreement, we and Takeda entered into an option and license agreement pursuant to which we granted Takeda an exclusive option to license rights under our patents and technology in the field of human healthcare, other than gene therapy, antisense and diagnostics, to make and sell a limited number of products in Japan. This number is equal to the number of collaboration partners other than SmithKline Beecham and Takeda with which we enter into collaboration agreements in SmithKline Beecham's field. In consideration of the grant of the option, Takeda paid us $5 million and agreed to pay to us royalties based on the sale of Takeda products covered by the option and license agreement and certain milestone payments. The option period terminates three years following expiration of the initial research term under our collaboration agreements with SmithKline Beecham. Takeda has exercised one of its options with respect to MPIF-1.

    Collaboration Agreements Outside the SmithKline Beecham Field. We have entered into collaboration agreements with respect to the development of products based on our gene discovery research outside of SmithKline Beecham's field. These collaboration agreements, which generally provide for milestone payments and royalties and in most cases up front license fees and/or research payments, include the following:

    - A collaboration and license agreement with MedImmune, entered into in July 1995 and amended in March and December 1997, with respect to the development of drugs based upon certain infectious agents sequenced by us or TIGR or as to which we have licensed the rights. Programs under the agreement with MedImmune include the creation of vaccines and immunotherapeutics for non-encapsulated Haemophilus influenzae, Streptococcus pneumoniae, Escherichia coli, Helicobacter pylori and Borrelia burgdorferi.

    - A license agreement with Roche, entered into in March 1996, under which we are responsible for sequencing and assembling the genome of Streptococcus pneumoniae, a bacterial pathogen responsible for severe respiratory and other infections and under which Roche received a non-exclusive license to use this information to identify potential new anti-infectives and antibiotics; a similar agreement was entered into in 1997 with respect to the genome of Enterococcus faecalis, a bacterial pathogen which is a major component of hospital-acquired infections.

    - A collaboration and license agreement with Schering-Plough relating to the field of human gene therapy, including gene therapy vaccines to the extent we have the right to do so, under which we granted Schering-Plough a non-exclusive license to use our human gene technology to conduct research and an option to obtain an exclusive license to specific genes in the field of gene therapy.

    - An agreement entered into in October 1996 with Pharmacia whereby we granted to Pharmacia:

        - a nonexclusive license to conduct research and to make, use and sell products based on genes of Staphylococcus aureus and the pathogenicity islands of Escherichia coli sequenced by us,

        - the right to obtain an exclusive license to certain products, and

        - the right to negotiate an exclusive license on certain microbial genomes on which we desire to grant an exclusive license.

    - An agreement entered into in November 1996 with OraVax Merieux Co., with respect to an exclusive license granted by MedImmune and us with respect to the use of our and MedImmune's technology for a Helicobacter pylori vaccine.

    - An agreement entered into in November 1997 with Vascular Genetics whereby we granted to Vascular Genetics.

        - an exclusive license in the field of gene therapy for our VEGF-2 gene, and

        - an option for up to two additional genes for use as gene therapy drugs to treat vascular disease. As of December 31, 1999, we held a significant minority equity interest in Vascular Genetics of approximately 32%. Other initial investors included St. Elizabeth's Medical Center of Boston, Inc., CATO Holding Company and Jeffrey M. Isner, M.D.

    - A collaboration and license agreement with Transgene, entered into in February 1998, relating to the field of human gene therapy, including gene therapy vaccines to the extent we have the right to do so, under which we granted Transgene the right to license exclusively up to 10 genes. We obtained a 10% equity interest in Transgene and certain co-development and co-marketing rights.

    - A collaboration and license agreement with Abgenix, entered into in November 1999, relating to the field of fully human antibody drug candidates, where we licensed technology from Abgenix that we and Abgenix will use to generate fully human antibody drug candidates.

    - A license agreement with Vical Incorporated, entered into in February 2000, relating to the field of gene therapy, where we licensed technology from Vical and granted Vical the right to license up to three genes.

    - An antibody license agreement with Cambridge Antibody Technology, entered into in February 2000, relating to the field of fully human antibody drug candidates, where we licensed technology that we and Cambridge Antibody Technology will use to generate fully human antibody drug candidates. We will also invest approximately $55.0 million in exchange for 1,670,000 of its ordinary shares, subject to approval in part by their shareholders.

    We have entered into numerous material transfer agreements with many academic institutions covering more than 1,000 gene sequences, cDNAs and proteins. We are continuing to negotiate additional material transfer and license agreements. The purpose of these agreements is to expand research and development relating to the our gene information by providing academic researchers with proprietary gene sequence information and related materials which enable them to explore the biological activity and potential medical utility of newly discovered human genes. Most of these material transfer agreements grant us a license, with established royalty rates, to any invention resulting from the use of gene sequence information or related materials provided by us. A relatively small number of the material transfer agreements signed by us provide for an option to license any invention resulting from the use of our gene sequencing information. All our material transfer agreements with academic institutions provide for a license or option to exclusive rights for inventions resulting from use of our information. In addition, TIGR, SmithKline Beecham and Takeda have also entered into material transfer agreements with academic institutions. We are also entitled to rights with respect to inventions resulting from the use of sequence information and related materials under such arrangements.

    Agreements with TIGR. In October 1992, we entered into a research services agreement and an intellectual property agreement with The Institute for Genomic Research, a not-for-profit research institute. TIGR initially performed most of the gene sequencing and made the sequences available to us. We subsequently developed our own gene sequencing capability.

    Pursuant to these agreements, we entered into a lease funding agreement in March 1993 and a subsequent agreement in April 1993, whereby we committed to provide an aggregate of approximately $85 million to TIGR over a ten-year period, ending September 2002. Of this amount, $70 million consisted of a research grant and equipment funding for TIGR's scientific research relating to determining human genes and their functions and uses. We paid approximately $47 million pursuant to these agreements.

    Under the research services agreement and the intellectual property agreement, TIGR was obligated to disclose to us all significant developments relating to information or inventions discovered at TIGR, and we owned, on a royalty-free basis, all TIGR's interest in inventions and patent rights arising out of TIGR's research during the term of the agreement, including rights arising from research funded by third parties, except for research funded by certain governmental and not-for-profit organizations as to which we have been granted a royalty-bearing, worldwide, perpetual, exclusive license, subject to a non-exclusive royalty-free license retained by such organization.

    In June 1997, TIGR agreed to an early conclusion of our relationship. Accordingly, we terminated the prior agreements and entered into a new agreement whereby we ceased all future payments to TIGR in return for relinquishing rights to future work done by TIGR. We retained rights to inventions and patents arising out of TIGR's research prior to June 1997. TIGR agreed not to enter into commercial agreements for four years on selected therapeutic proteins and associated diagnostic tests in development by us, and further agreed to share with us any proceeds from all commercial arrangements relating to other human therapeutic proteins completed prior to June 1999. In exchange for this limited non-compete agreement, we granted to TIGR and its non-commercial collaborators a research license for our prior work. The new agreement also eliminated certain restrictions that prevented TIGR from publishing sequence information. This agreement relieved us of a funding obligation of more than $38 million over the remaining life of the original agreements.

PATENTS AND PROPRIETARY RIGHTS

    Our commercial success is dependent in part on our ability to obtain patent protection on genes we discover. We apply for patent protection for genes we identify by partial sequencing and, subsequently, for those genes which we fully sequence. However, there is substantial uncertainty as to the patentability of genes based on partial sequences. Even if patent protection is afforded for such sequences, it may not provide effective marketing exclusivity. Our business might be enhanced by obtaining patent protection based on partial gene sequences, but we do not believe that our commercial success will be materially dependent on our ability to do so. We have isolated and obtained full-length sequence information for many of the genes that we or our collaborators intend to develop further and have filed, and continue to file, for patent protection based on such full-length sequences. However, we do not expect to isolate and fully sequence a significant portion of the partial gene sequences we discover. See "-- Technology and Research."

    The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions that will determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of claims covered in biotechnology patents. There have been, and continue to be, intensive discussions on the scope of patent protection for both partial gene sequences and full-length genes. There have also been proposals for review of the appropriateness of patents on genes and partial gene sequences. The biotechnology patent situation outside the U.S. is even more uncertain and is currently undergoing review and revision in many countries. These proposals and other changes in patent laws in the U.S. and other countries may result in changes in, or different interpretations of, the patent laws which might allow others to use our discoveries or develop and commercialize our products.

    As of February 25, 2000, we had filed U.S. patent applications with respect to more than 7,500 human genes and their corresponding proteins. We have also filed U.S. patent applications with respect to all or portions of the genomes of eight infectious microorganisms and one non-infectious microorganism. As of February 25, 2000, we had 116 issued U.S. patents covering 91 full-length human genes. The remaining applications covering full-length genes and their corresponding proteins may not result in the issuance of any patents. Our disclosures in our applications may not be sufficient to meet the statutory requirements for patentability in all cases. Additionally, our patent applications may cover many genes. As a result, we cannot predict what issues may arise in connection with our patent applications or the timing of the grant of patents with respect to genes covered by our patent applications. Moreover, in certain instances, we will be dependent upon our collaborators to file and prosecute patent applications.

    We also have filed U.S. patent applications claiming more than 300,000 partial human gene sequences. The Patent and Trademark Office may not grant patents on these applications because they may be insufficient. These applications seek to protect partial human and non-human gene sequences, the full-length gene sequences that include the partial sequences, as well as derived products and uses. These applications do not contain any data from preclinical or clinical studies. Some court decisions indicate that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence. We believe that these court decisions and the uncertain position of the Patent and Trademark Office present a significant risk that the Patent and Trademark Office will not issue patents based on patent disclosures limited to partial gene sequences. Finally, we are uncertain about the scope of the coverage, enforceability and commercial protection provided by any patents issued on the basis of partial gene sequences.

    Washington University has identified genes through partial sequencing funded by Merck & Co. and has deposited those partial sequences in a public database. In January 1997 TIGR, in collaboration with the National Center for Biological Information, disclosed full-length DNA sequences which are reportedly in excess of 35,000 sequences that were assembled from partial gene sequences available in publicly accessible databases or sequenced at TIGR. This public disclosure might limit the scope of our claims or make unpatentable subsequent patent applications on full-length genes we file. Moreover, the termination of our agreement with TIGR in April 1997 eliminated limitations on publication of sequences in the TIGR database. In addition, the termination eliminated previous restrictions on TIGR's ability to publish sequence information. This publication may prevent us from obtaining patent protection for some genes in which we may have an interest. See "-- Collaborative Arrangements -- Agreements with TIGR."

    Other companies or institutions may have filed patent applications or may file patent applications in the future which attempt to patent genes similar to those covered in our patent applications, including applications based on our potential products. The Patent and Trademark Office would decide the priority of competing patent claims in an interference proceeding. Any patent application filed by a third party may have priority over patent applications we filed, in which event the third party may require us to stop pursuing a potential product or to negotiate a royalty arrangement to pursue the potential product.

    Our potential products may give rise to claims that they infringe the patents of others. This risk will increase as the biotechnology industry expands and as other companies obtain more patents and attempt to discover genes through the use of high-speed sequencers. Other persons could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products. If any of these actions are successful, in addition to any potential liability for damages, these persons may require us to obtain a license in order to continue to manufacture or market the affected products. We believe that there will continue to be significant litigation in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources.

    Issued patents may not provide commercially meaningful protection against competitors. Any issued patent may not provide us with competitive advantages. Others may challenge our patents or independently develop similar products which could result in an interference proceeding in the Patent and Trademark Office. Others may be able to design around our issued patents or develop products providing effects similar to our products. In addition, others may discover uses for genes or proteins other than those uses covered in our patents, and these other uses may be separately patentable. The holder of a patent covering the use of an invention as to which we have a patent claim could exclude us from selling a product for a use covered by its patent.

    In addition, we identified a small percentage of sequences covered by our patents through research funded by grants from the U.S. Department of Energy. The Department of Energy has a statutory right to grant to other parties licenses under the patents which may be issued based on research funded by the Department of Energy. The Department of Energy may exercise this right in the event of (1) lack of action on the part of the holder of the patent rights to achieve practical application of the invention or (2) a need to alleviate public health or safety concerns not reasonably satisfied by the holder of the patent rights.

    The enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to U.S. patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of U.S. patents will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Because the time from filing to issuance of patent applications is often more than three years, a twenty-year period from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely affect our patent position.

    We rely on trade secret protection to protect our confidential and proprietary information. We believe we have developed proprietary procedures for making libraries of DNA sequences and genes. We have not sought patent protection for these procedures. Additionally, we have developed a substantial database concerning genes we have identified. We have taken security measures to protect our data and continue to explore ways to further enhance the security for our data. However, we may not be able to meaningfully protect our trade secrets. While we have entered into confidentiality agreements with employees and academic collaborators, we may not be able to prevent their disclosure of these data or materials. Others may independently develop substantially equivalent information and techniques. TIGR has developed or possesses specific trade secrets important to our business, including information about sequencing procedures and genes identified by TIGR. Although TIGR also enters into confidentiality agreements with its employees, there is an additional risk that such trade secrets cannot be meaningfully protected.

COMPETITION

    We are in a race to identify, establish uses for and patent as many genes as possible and to bring to market the products we develop. Many of our potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. We believe that companies conducting genomic research, like us, have identified the majority of genes in the human genome and will identify virtually all of these genes within several years. We face competition from other entities using high-speed gene sequencers to discover genes. We also face competition from entities using more traditional methods to discover genes related to particular diseases. We expect that competition in our field will intensify.

    Research to identify genes is also being conducted by various institutes and U.S. and foreign government-financed entities, including British, French, German and Japanese efforts, as well as numerous smaller laboratories associated with universities or other not-for-profit entities. In addition, a number of pharmaceutical and biotechnology companies and government-financed programs are engaged or have announced the intention to engage in areas of human genome research similar to or competitive with our focus on gene discovery, and other companies are likely to enter the field.

    The gene sequencing machines we use are commercially available and are currently being utilized by many other companies, in some cases for business purposes that compete with our business. In addition, a number of other companies have announced plans to engage in gene discovery and could acquire similar machines and develop procedures for automated sequencing of genes. Although we believe that our large-scale, automated processes and lead time provide us with a competitive advantage, any one of these companies or other entities may discover and establish a patent position in one or more genes that we have identified and might have designated or considered designating as a product candidate. Any potential products based on genes we identify will face competition both from companies developing gene-based products and from companies developing other forms of treatment for diseases that may be caused by, or related to, genes we identify.

    We face significant competition in our product development and commercialization efforts. In particular, although we believe that there are significant product development opportunities for both us and our collaborators based on our gene database, competition exists among us and our collaborators to develop and commercialize products. In addition, our competitors may succeed in developing products before we do, obtaining approvals from the FDA or other regulatory agencies for such products more rapidly than we do, or developing products that are more effective than those proposed to be developed by us. Similarly, while we will share any success of our collaborators in identifying and commercializing products through royalties and co-payment arrangements, our collaborators face similar competition from other competitors who may succeed in developing products more quickly, or developing products that are more effective, than those developed by our collaborators. Certain of these competitors may be further advanced than us in developing potential products. Research and development by others may render the products that we or our collaborators may seek to develop obsolete or uneconomical or result in treatments, cures or diagnostic tests superior to any therapy or diagnostic test developed by us or our collaborators. In addition, therapies or diagnostic tests developed by us or our collaborators may not be preferred to any existing or newly developed technologies.

GOVERNMENT REGULATION

    Regulation of Pharmaceutical Products. New drugs and biological drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act. In addition to being subject to certain provisions of that Act, biologics are also regulated under the Public Health Service Act. We believe that the pharmaceutical products developed by us or our collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, distribution, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs. At the FDA, the Center for Biological Evaluation and Research is responsible for the regulation of biologics, and the Center for Drug Evaluation and Research is responsible for the regulation of new drugs.

    In addition, any gene therapy products developed by us will require regulatory approvals prior to clinical trials and additional regulatory approvals prior to commercialization. New human gene therapy products are subject to extensive regulation by the FDA, and the Center for Biological Evaluation and Research, in particular, and comparable agencies in other countries. Currently, each clinical protocol is reviewed by the FDA and, in some instances, the National Institute for Health, on a case-by-case basis. The FDA and the National Institute for Health have published guidance documents with respect to the development and submission of gene therapy protocols.

    Obtaining FDA approval has historically been a costly and time-consuming process. We may not obtain FDA approvals in a timely manner, or at all. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Generally, in order to gain FDA pre-market approval, a developer first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application, which the FDA must review before human clinical trials of an investigational drug can start. The investigational new drug application includes a detailed description of the initial clinical investigation to be undertaken.

    Preclinical studies can take several years to complete, and there is no assurance that an investigational new drug application based on such studies will ever become effective so as to permit clinical testing to begin. A 30-day waiting period after the receipt of each investigational new drug application is required by the FDA prior to the commencement of initial clinical testing. If the FDA has not commented on or questioned the investigational new drug application within this 30-day period, initial clinical studies may begin. If the FDA has comments or questions, it places the studies on clinical hold and the questions must be answered to the satisfaction of the FDA before the initial clinical testing may begin.

    In order to commercialize pharmaceutical products, we or one of our collaborators must sponsor and file an investigational new drug application and be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy and, for a biologic product, the potency, which are necessary to obtain FDA approval of any such products. For our or collaborator-sponsored investigational new drug applications, we or our collaborator will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the investigational new drug application. Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects, and may take from six months to over a year to complete. Phase II exploratory trials normally involve a few hundred patients, but in some cases may involve fewer. Phase II trials are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III confirmatory trials are expanded clinical trials with larger numbers of patients which are intended to gather the additional information for proper dosage and labeling of the drug and demonstrate its safety and effectiveness. Clinical trials generally take two to five years, but may take longer, to complete. Recent regulations promulgated by the FDA may shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases, which lack available alternative treatments.

    The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. If the FDA imposes a clinical hold, clinical trials may not recommence without prior FDA authorization and then only under terms authorized by the FDA. The investigational new drug application process can thus result in substantial delay and expense. Human gene therapy products (which is one of the areas in which we are seeking to develop products) are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy and potency of human gene therapy products, or that the clinical data generated in these studies will be acceptable to the FDA to support marketing approval.

    After completion of clinical trials of a new drug or biologic product, FDA marketing approval must be obtained. If the product is regulated as a biologic, the Center for Biological Evaluation and Research will require the submission and approval, depending on the type of biologic, of either a biologic license application or, in some cases, a product license application and an establishment license application before commercial marketing of the biologic. If the product is classified as a new drug, we must file a new drug application with the Center for Drug Evaluation and Research and receive approval before commercial marketing of the drug. The new drug application or biologic license applications must include results of product development, preclinical studies, clinical trials and manufacturing information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the new drug application or biologic license applications for filing and, even if filed, that any approval will be granted on a timely basis, if at all. In the past, new drug applications and biologic license applications submitted to the FDA have taken, on average, one to two years to receive approval after submission of all clinical data. If questions arise during the FDA review process, approval can take more than two years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the new drug application or biologic license application does not satisfy its regulatory criteria for approval and require additional clinical studies. In addition, the FDA may condition marketing approval on the conduct or specific post-marketing studies to further evaluate safety and effectiveness. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to manufacturing, which must be done in compliance with cGMP, reporting of adverse effects, and advertising, promotion, and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness.

    If a developer obtains designation by the FDA of a biologic or drug as an "orphan" drug for a particular use, the developer may request small grants from the federal government to help defray the costs of qualified testing expenses in connection with the development of such drug. Orphan drug designation may be granted to drugs for rare diseases generally, a disease or condition that affects populations of fewer than 200,000 individuals in the United States, including many genetic diseases. The first applicant who has obtained designation of a drug for a particular use as an orphan drug and then obtains approval of a marketing application for such drug for the particular use is entitled to marketing exclusivity for a period of seven years, subject to certain limitations. Essentially, this means that no other company can market the same orphan drug for the use approved by the FDA for seven years after the approval.

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

    Moreover, several areas in which we or our collaborators may develop products involve relatively new technology and have not been the subject of extensive product testing in humans. The regulatory requirements governing these products and related clinical procedures remain uncertain. In addition, these products may be subject to substantial review by foreign governmental regulatory authorities which could prevent or delay approval in those countries. Regulatory requirements ultimately imposed on our products could limit our ability to test, manufacture and, ultimately, commercialize our products.

    We are currently conducting clinical development activities with respect to MPIF-1 and KGF-2. We are conducting preclinical trials with respect to other proteins and expect to continue to conduct preclinical and clinical studies with respect to additional potential products, as permitted under our collaboration agreements. Accordingly, we are beginning to incur significant expenses with respect to our preclinical and clinical development activities. We cannot assure you that the preclinical or clinical trials will lead to our successful development of any products. As further studies are conducted, we may choose to abandon particular projects which we might have previously considered promising.

    Other. Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we or our suppliers may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products.

    In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that our continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

SOURCES OF SUPPLY

    We currently depend on a single supplier, Applied Biosystems, a division of PE Corporation (formerly Perkin-Elmer Corporation), to provide all our gene sequencing machines and some of the chemicals we require in connection with our gene sequencing process. PE Corporation has recently created Celera Genomics Corporation, an entity that is sequencing the human genome and could potentially be one of our competitors. We have not experienced problems in obtaining either gene sequencing machines or chemicals in a timely manner. While other gene sequencing machines are available, we do not believe that other machines are as efficient as the machines we currently use. We have entered into certain agreements with PE Corporation that provide for an established pricing structure with respect to our purchase of selected chemicals, although such pricing is subject to change if we do not meet certain minimum purchase requirements, and in the case of one enzyme, provides that we will purchase and PE Corporation will sell a stated quantity at a fixed price. We order these chemicals by submitting purchase orders at the time of purchase. Gene sequencing machines or chemicals may not remain available in commercial quantities at acceptable costs. If we are unable to obtain additional machines or an adequate supply of chemicals or other ingredients at commercially reasonable rates, our ability to continue to identify genes through gene sequencing in accordance with our current business plan would be adversely affected.

    We have contracted for the manufacture of therapeutic proteins for preclinical testing and clinical development. We will be dependent on third party manufacturers for our supply of therapeutic proteins until we are able to produce sufficient therapeutic proteins at our leased facility which was substantially completed in February 1999. Any failure or delay in supplying therapeutic proteins could affect the timing of preclinical tests and clinical trials and could delay submission of products for regulatory approval.

MANUFACTURING AND MARKETING

    We have developed in-house capabilities for the production and purification of recombinant proteins for use in our research activities, but do not have any manufacturing facilities licensed to supply materials suitable for clinical trials or for commercial sale, or any experience in manufacturing materials suitable for clinical studies or for commercial sale. We depend on third parties to comply with current good manufacturing practices, known as cGMPs, and other regulatory requirements and to deliver materials on a timely basis. These third parties may not perform adequately. Any failures by these third parties may delay our development of products or their submission for regulatory approval.

    During 1997 and 1998, we designed and the Maryland Economic Development Corporation constructed a process development and manufacturing facility for the preparation of quantities of our proteins for clinical studies. The facility comprises approximately 84,000 square feet, with an additional 43,000 square foot expansion currently under construction, and is located in the Johns Hopkins Belward Research Campus near our offices and research laboratories. Construction on the original facility was substantially completed in February 1999. The facility has been designed to allow for the production and purification of multiple recombinant proteins. We intend to use the facility for production of preclinical and clinical supplies of our therapeutic proteins and for process development and scale-up. The FDA must validate and inspect this facility to determine compliance with cGMP requirements. A delay in validation of the facility could delay or increase the cost of clinical studies and could delay submission of our products for regulatory approval. We may not be able to successfully establish manufacturing capabilities and manufacture our products economically or in compliance with cGMPs and other regulatory requirements. We have entered into a long-term lease arrangements with the Maryland Economic Development Corporation for the facility and the expansion.

    Our long range plan is to establish additional manufacturing capabilities to allow us to meet our full commercial manufacturing requirements. While we intend to expand our manufacturing capabilities, we may contract with third party manufacturers or may develop products with partners and take advantage of such partner's manufacturing capabilities. We may not be able to successfully establish manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.

    We do not currently have any products that can be marketed. In the future, we generally expect to rely on collaborators or on third parties with whom we may contract to market any products that we may develop. Our collaborators or other third parties may not be successful in marketing our products. To date, we have collaborated with SmithKline Beecham, Schering-Plough and others. However, we also may co-promote or retain U.S. marketing rights to certain of our products. If we decide to market products directly, we will incur significant additional expenditures and commit significant additional management resources to develop an external sales force and implement our marketing strategy. We may not be able to establish a successful marketing force.

EMPLOYEES

    As of February 25, 2000, we had 505 full-time employees, of whom 427 were in research and development, including 81 scientists holding doctorate degrees. We anticipate hiring approximately 50 additional employees during the next six months. The additional staff is expected to include research and development staff, process development and manufacturing personnel, and medical and regulatory affairs staff. None of our employees is covered by a collective bargaining agreement and we consider our relations with our employees to be good.

FACTORS THAT MAY AFFECT OUR BUSINESS

    There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.

BECAUSE OUR BUSINESS STRATEGY IS UNTESTED, WE DO NOT KNOW WHETHER WE WILL BE ABLE TO COMMERCIALIZE ANY OF OUR PRODUCTS AND GENERATE REVENUE

    We do not know whether we can implement our business strategy successfully because we are in the early stages of development. We try to find as many genes as possible and then use this information to develop potential products. We use automated high speed gene sequencing technology to:

    - rapidly identify and obtain proprietary rights to a substantial number of genes; and

    - select from those genes promising candidates to develop compounds for treating and diagnosing human diseases.

    Other companies target particular diseases and then try to find cures through gene-based therapies. Nobody has tested our strategy. If our strategy does not result in the development of products that we can sell profitably, we will be unable to generate revenue.

IF WE ARE UNABLE TO IDENTIFY GENES WITH POTENTIAL VALUE, THEN WE MAY NOT BE ABLE TO RECOVER OUR INVESTMENT IN OUR GENE DISCOVERY EFFORT

    Our success depends on our ability and that of our collaborators to determine which genes have potential value. To select potential product candidates, we invest significant time and resources to isolate and sequence full-length genes, test and analyze the genes, and determine their functions. We devote an increasing portion of our resources to identifying and developing proteins for the treatment of human disease. We have recently made substantial capital expenditures and hired additional personnel to foster these activities. Before we can commercialize a product, we must extensively test the product in the laboratory and complete several phases of study of its effects on humans. We incur expenses for testing and study before we know whether we can sell a product successfully. We will incur additional costs to continue these activities. Ultimately, we may not be successful in identifying genes which we can develop commercially.

BECAUSE WE ARE AN EARLY STAGE COMPANY, WE DO NOT KNOW WHETHER WE CAN DEVELOP OUR BUSINESS AND ACHIEVE PROFITABILITY

    We expect to incur continued and increasing losses and may not become profitable. We are in the early stages of development, and it will be a number of years, if ever, before we are likely to receive revenue from product sales or royalties. We expect to continue to incur substantial expenses relating to research and development efforts. We anticipate that we will increase these efforts as we focus on the laboratory testing and studies in humans that are required before we can sell a product. The development of our products requires significant further research, development, testing and regulatory approvals. We may not succeed in developing products that will be commercially successful and that will generate revenue in excess of the cost of development.

BECAUSE OUR PRODUCT DEVELOPMENT EFFORTS DEPEND ON NEW TECHNOLOGIES, WE DO NOT KNOW WHETHER OUR EFFORTS WILL BE SUCCESSFUL

    To date, companies have developed and commercialized relatively few products based on genes. Commercialization involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the possibility that:

    - these technologies or all or any of the products based on these technologies will be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;

    - the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

    - proprietary rights of third parties will prevent us or our collaborators from marketing products;

    -   third parties will market superior or equivalent products; and

    - we may not be able to obtain gene sequencing machines using new and superior technology which could render obsolete the gene sequencers we use.

BECAUSE WE HAVE LIMITED EXPERIENCE IN DEVELOPING PRODUCTS, WE MAY BE UNSUCCESSFUL IN OUR EFFORTS TO DEVELOP PRODUCTS

    Our ability to develop and commercialize products based on proteins and, in the future, other products to which we have retained commercial rights, will depend on our ability to:

    -   develop products internally;

    -   complete laboratory testing and human studies;

    -   obtain necessary regulatory approvals;

    -   deploy sales and marketing resources effectively; and

    -   enter into arrangements with third parties to provide these functions.

    Although we have started human studies with respect to potential products, we have limited experience with these activities and may not be successful in developing or commercializing these or other products.

BECAUSE CLINICAL TRIALS FOR OUR PRODUCTS WILL BE EXPENSIVE AND THEIR OUTCOME IS UNCERTAIN, WE MUST INCUR SUBSTANTIAL EXPENSES THAT MAY NOT RESULT IN ANY VIABLE PRODUCTS

    Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We will incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

    Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

    Three of our products, MPIF-1, KGF-2 and VEGF-2, have entered clinical trials. Patient follow-up for these clinical trials has been limited. To date, data obtained from these clinical trials has been insufficient to demonstrate safety and efficacy under applicable FDA guidelines and are not sufficient to support an application for regulatory approval without further clinical trials. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for MPIF-1, KGF-2 and VEGF-2 and or any other potential products. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

    Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

    - inability to manufacture sufficient quantities of materials for use in clinical trials;

    - slower than expected rate of patient recruitment or variability in the number and types of patients in a study;

    -   inability to adequately follow patients after treatment;

    -   unforeseen safety issues or side effects;

    -   lack of efficacy during the clinical trials; or

    -   government or regulatory delays.

THE CLINICAL SUCCESS OF VEGF-2 IS UNCERTAIN

    Vascular Genetics announced that it will not enroll or treat additional patients in its clinical trials of VEGF-2 in response to an FDA hold on testing. Four clinical trials of VEGF-2 had been ongoing. Vascular Genetics announced the completion of three of these trials because enrollment and treatment were complete. In the fourth study, a majority of the enrollment target had been enrolled and treated. During the hold period, Vascular Genetics will provide the FDA with results which are being compiled from the clinical trials, in addition to providing measurements of the amount of the VEGF-2 protein in patient blood samples using new assay methodology which has been developed. Vascular Genetics must receive approval of the FDA before the fourth trial can be completed or additional trials initiated.

    In addition to the factors affecting clinical trials noted above, the trials of VEGF-2 are being conducted with patients who have failed conventional treatments or for which no conventional treatment exists. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may or may not be related to our products. Deaths in the patient population for the VEGF-2 trial did occur, in both active and placebo groups, and Vascular Genetics has reviewed the relevant data regarding these patients and will provide an analysis of the reasons for these deaths to the FDA. These adverse effects may affect the interpretation of the clinical trial results and the success of the trials. Further, as for most pharmaceutical drug products, later stage clinical trials may be extensive, expensive and time-consuming. Ultimately, VEGF-2 may not be approved for use in humans.

BECAUSE WE DEPEND ON REVENUE FROM OUR COLLABORATION PARTNERS, WE MAY NOT BECOME PROFITABLE IF WE LOSE THE REVENUE FROM ANY COLLABORATION PARTNER

    To date, we have received substantially all our revenue from payments made under our collaboration agreements with SmithKline Beecham and, to a lesser extent, from other collaboration, option and licensing agreements. We expect that we will receive most of our revenue for the foreseeable future from payments under our existing collaboration agreements. Unless renewed, substantially all these collaboration agreements will expire in 2000 and 2001. We cannot assure you that these collaboration agreements will be renewed or that we will be able to enter into additional collaboration agreements. We may not receive expected milestone or royalty payments under our collaboration agreements. We may not become profitable in a timely manner, or at all, if our collaborators fail to:

    -   develop marketable products;

    -   obtain regulatory approvals for products; or

    -   successfully market products based on the genes we identify.

IF OUR RELATIONSHIP WITH ANY OF OUR COLLABORATORS PREVENTS US FROM ENTERING INTO OTHER COLLABORATIVE AGREEMENTS, THEN WE MAY HAVE LIMITED OPPORTUNITIES FOR PRODUCT DEVELOPMENT AND REVENUE GROWTH

    Our collaboration agreements generally restrict our ability to enter into collaboration agreements with additional collaboration partners. Our collaborators may prevent us from obtaining the additional revenue and assistance that additional collaborators could provide. Because our existing collaboration partners may force us to rely on them, these partners may be able to exercise a greater degree of control over our business.

IF ONE OF OUR COLLABORATORS PURSUES A PRODUCT THAT COMPETES WITH OUR PRODUCTS, THEN THEY MAY HAVE A CONFLICT OF INTEREST AND WE MAY NOT RECEIVE THE MILESTONE PAYMENTS OR ROYALTY REVENUE THAT WE EXPECT

    Each of our collaborators conducts multiple product development efforts. Our collaborators may pursue existing or alternative technologies instead of products they are developing in collaboration with us. Additionally, our collaborators may develop products that are similar to or compete with products they are developing in collaboration with us. If our collaborators pursue these other products instead of our products, we may be unable to achieve our payment milestones or our royalty revenue may decrease.

BECAUSE WE MAY DEPEND ON OUR COLLABORATORS AND OTHER THIRD PARTIES TO CONDUCT LABORATORY TESTING AND HUMAN STUDIES, WE MAY ENCOUNTER DELAYS IN OR LOSE SOME CONTROL OVER OUR EFFORTS TO DEVELOP PRODUCTS

    We may rely in large part on our collaboration partners and third party research organizations to design and conduct our laboratory testing and human studies. If we are unable to contract for any necessary testing activities on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on collaborators and third parties for laboratory testing and human studies, we may lose some control over these activities and become too dependent upon these parties. Collaborators and third parties may not complete testing activities on schedule or when we request.

BECAUSE OF OUR SUBSTANTIAL INDEBTEDNESS, WE MAY BE UNABLE TO ADJUST TO MEET CHANGING CONDITIONS IN THE FUTURE

    Our substantial leverage will have several important consequences for our future operations. For instance:

    - we will dedicate a significant portion of our cash flow to pay interest on, and principal of, our indebtedness;

    - we may be unable to obtain additional financing in the future for capital expenditures, acquisitions or general corporate purposes;

    - we may be unable to withstand changing competitive pressures, economic conditions and governmental regulations; and

    - we may be unable to make acquisitions or otherwise take advantage of significant business opportunities that may arise.

BECAUSE OUR STOCK PRICE HAS BEEN AND WILL LIKELY CONTINUE TO BE VOLATILE, THE MARKET PRICE OF OUR COMMON STOCK MAY BE LOWER THAN YOU EXPECTED

    Our stock price has and the stock prices of other emerging and biotechnology companies have historically been highly volatile. During the past year, the market price of our common stock has been as low as $14.38 per share and as high as $231.00 per share. The market price of our common stock could fluctuate substantially because of:

    - future announcements about our company or our competitors, including the results of testing, technological innovations or new commercial products;

    -   changes in government regulations;

    -   regulatory actions;

    -   announcements relating to healthcare reform;

    - our failure to acquire or loss of proprietary rights to the gene sequences we discover or the products we develop;

    -   litigation; and

    -   public concern as to the safety of our products.

    In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many emerging and biotechnology companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of the common stock to be lower than you expected.

BECAUSE MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER CAPABILITIES AND RESOURCES, THEY MAY BE ABLE TO DEVELOP AND COMMERCIALIZE PRODUCTS BEFORE US

    We are in a race to identify, establish uses for and patent as many genes as possible and to bring to market the products we develop. Many of our potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. We believe that entities conducting genomic research have identified the majority of genes in the human genome and will identify virtually all these genes within several years. We face competition from entities using high speed gene sequencers to discover genes. We also face competition from entities using more traditional methods to discover genes related to particular diseases. We expect that competition in our field will intensify.

    Our competitors include parties conducting research to identify genes and human genome research similar to or competing with our focus on gene discovery, including:

    - institutes, such as those sponsored by the U.S. government and the governments of Great Britain, France, Germany and Japan;

    - small laboratories associated with universities or other not-for-profit organizations;

    -   pharmaceutical and biotechnology companies; and

    -   government-financed programs.

    These competitors may:

    -   succeed in identifying genes or developing products earlier than we do;

    - obtain approvals from the U.S. FDA or other regulatory agencies for products more rapidly than we do;

    - develop treatments or cures that are more effective than those we propose to develop; or

    - acquire similar gene sequencing machines and engage in the automated sequencing of genes.

    The other risks of competition include the following:

    - research and development by others may make our products, or the products we and our collaborators may develop, obsolete or uneconomical;

    - consumers may prefer existing or newly developed technologies to any product we develop; and

    - other companies use the same gene sequencing machines we use, in some cases for business purposes that compete with our business.

IF PATENT LAWS OR THE INTERPRETATION OF PATENT LAWS CHANGE, OUR COMPETITORS MAY BE ABLE TO DEVELOP AND COMMERCIALIZE OUR DISCOVERIES

    The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions that will determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of claims covered in biotechnology patents. There have been, and continue to be, intensive discussions on the scope of patent protection for both partial gene sequences and full-length genes. There have also been proposals for review of the appropriateness of patents on genes and partial gene sequences. The Patent and Trademark Office has recently proposed new guidelines on the written description and utility requirements for patents. The biotechnology patent situation outside the U.S. is even more uncertain and is currently undergoing review and revision in many countries. These proposals and other changes in patent laws in the U.S. and other countries may result in changes in, or different interpretations of, the patent laws which might allow others to use our discoveries or develop and commercialize our products.

IF OUR PATENT APPLICATIONS DO NOT RESULT IN ISSUED PATENTS, THEN OUR COMPETITORS MAY OBTAIN RIGHTS TO AND COMMERCIALIZE THE DISCOVERIES WE ATTEMPTED TO PATENT

    Our pending applications covering full-length genes and their corresponding proteins may not result in the issuance of any patents. As of February 25, 2000, we had filed patent applications for:

    -   more than 7,500 human genes and their corresponding proteins; and

    - all or portions of genomes of eight infectious microorganisms and one non-infectious microorganism.

    As of that date, we had only 116 U.S. patents issued covering 91 full-length human genes. Our disclosures in our applications may not be sufficient to meet the statutory requirements for patentability in all cases. Additionally, our patent applications may cover many genes. As a result, we cannot predict what issues may arise in connection with our patent applications or the timing of the grant of patents with respect to genes covered by our patent applications.

BECAUSE PATENT APPLICATIONS FOR PARTIAL HUMAN GENE SEQUENCES MAY BE LEGALLY INSUFFICIENT, WE MAY BE UNABLE TO OBTAIN ISSUED PATENTS FOR MANY OF OUR PATENT APPLICATIONS, AND OTHERS MAY OBTAIN RIGHTS TO OUR DISCOVERIES

    We have filed U.S. patent applications claiming more than 300,000 partial human gene sequences. The Patent and Trademark Office may not grant patents on these applications because they may be insufficient. These applications seek to protect partial human and non-human gene sequences, the full-length gene sequences that include the partial sequences, as well as derived products and uses. These applications do not contain any data from laboratory testing or human studies. Some court decisions indicate that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence. We believe that these court decisions and the uncertain position of the Patent and Trademark Office present a significant risk that the Patent and Trademark Office will not issue patents based on patent disclosures limited to partial gene sequences. Finally, we are uncertain about the scope of the coverage, enforceability and commercial protection provided by any patents issued on the basis of partial gene sequences.

IF INFORMATION ABOUT THE GENES WE DISCOVER IS PUBLISHED BY OTHERS BEFORE WE APPLY FOR PATENT PROTECTION, THEN WE MAY BE UNABLE TO OBTAIN PATENT PROTECTION, WHICH WOULD ENABLE OTHERS TO DEVELOP AND COMMERCIALIZE OUR DISCOVERIES

    Washington University has identified genes through partial sequencing funded by Merck & Co. and has deposited those partial sequences in a public database. In January 1997, The Institute for Genomic Research, or TIGR, in collaboration with the National Center for Biological Information, disclosed full-length DNA sequences which are reportedly in excess of 35,000 sequences that were assembled from partial gene sequences available in publicly accessible databases or sequenced at TIGR. This public disclosure might limit the scope of our claims or make unpatentable subsequent patent applications on full-length genes we file.

    In July 1994, we reached an agreement with TIGR and SmithKline Beecham to contribute a number of partial copies of DNA sequences to a database. Under the agreement, only academic scientists and researchers at non-profit institutions that sign agreements could access the database. In October 1996, TIGR notified us that it was terminating this agreement according to its terms, effective in April 1997. The termination of this agreement eliminated limits on publication of sequences in the database on that date. In addition, the termination eliminated previous restrictions on TIGR's ability to publish sequence information. This publication may prevent us from obtaining patent protection for some genes in which we may have a scientific or commercial interest.

IF OTHERS FILE SIMILAR PATENT APPLICATIONS OR OBTAIN SIMILAR PATENTS, THEN THE PATENT AND TRADEMARK OFFICE MAY DENY OUR PATENT APPLICATIONS OR OTHERS MAY RESTRICT THE USE OF OUR DISCOVERIES

    Other companies or institutions may have filed patent applications or may file patent applications in the future which attempt to patent genes similar to our patent applications. Others have filed patent applications that cover genes for which we have filed patent applications, including applications based on our potential products. The Patent and Trademark Office would decide the priority of competing patent claims in an interference proceeding. Any patent application filed by a third party may have priority over patent applications we filed, in which event the third party may require us to stop pursuing a potential product or to negotiate a royalty arrangement to pursue the potential product.

IF OUR POTENTIAL PRODUCTS CONFLICT WITH PATENTS THAT COMPETITORS, UNIVERSITIES OR OTHERS HAVE OBTAINED, THEN WE MAY BE UNABLE TO COMMERCIALIZE THOSE PRODUCTS

    Our potential products may give rise to claims that they infringe the patents of others. This risk will increase as the biotechnology industry expands and as other companies obtain more patents and attempt to discover genes through the use of high speed sequencers. Other persons could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products. If any of these actions are successful, in addition to any potential liability for damages, these persons may require us to obtain a license in order to continue to manufacture or market the affected products. We believe that there will continue to be significant litigation in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources.

BECAUSE ISSUED PATENTS MAY NOT FULLY PROTECT OUR DISCOVERIES, OUR COMPETITORS MAY BE ABLE TO COMMERCIALIZE PRODUCTS SIMILAR TO THOSE COVERED BY OUR ISSUED PATENTS

    Issued patents may not provide commercially meaningful protection against competitors. Any issued patent may not provide us with competitive advantages. Others may challenge our patents or independently develop similar products which could result in an interference proceeding in the Patent and Trademark Office. Others may be able to design around our issued patents or develop products providing effects similar to our products. In addition, others may discover uses for genes or proteins other than those uses covered in our patents, and these other uses may be separately patentable. The holder of a patent covering the use of an invention as to which we have a patent claim could exclude us from selling a product for a use covered by their patent.

BECAUSE THE U.S. DEPARTMENT OF ENERGY FUNDED SOME OF OUR RESEARCH, IT MAY GRANT LICENSES UNDER OUR PATENTS THAT WOULD ENABLE OTHERS TO USE OUR DISCOVERIES

    We identified a small percentage of sequences covered by our patent filings through research funded by grants from the U.S. Department of Energy. The Department of Energy has a statutory right to grant to other parties licenses under patents which may be issued based on research funded by the Department of Energy. The Department of Energy may exercise this right in the event of:

    - lack of action on the part of the holder of the patent rights to achieve practical application of the invention or

    - a need to alleviate public health or safety concerns not reasonably satisfied by the holder of the patent rights.

IF WE ARE UNABLE TO PROTECT OUR TRADE SECRETS, THEN OTHERS MAY BE ABLE TO USE OUR SECRETS TO COMPETE MORE EFFECTIVELY

    We may not be able to meaningfully protect our trade secrets. We rely on trade secret protection to protect our confidential and proprietary information. We believe that we have developed proprietary procedures for making libraries of DNA sequences and genes. We have not sought patent protection for these procedures. Additionally, we have developed a substantial database concerning genes we have identified. While we have entered into confidentiality agreements with employees and academic collaborators, we may not be able to prevent their disclosure of these data or materials. Others may independently develop substantially equivalent information and techniques. TIGR has developed or possesses specific trade secrets important to our business, including information about sequencing procedures and genes identified by TIGR.

IF WE LOSE KEY MANAGEMENT OR OTHER PERSONNEL, WE MAY EXPERIENCE DELAYS IN OUR PRODUCT DEVELOPMENT EFFORT

    We depend on our senior executive officers as well as key scientific and other personnel. Although we have entered into employment agreements with some of our executives, the employment agreements are for a limited period of time, and not all key personnel have employment agreements. Our employment agreement with Dr. William A. Haseltine, our Chairman of the Board and Chief Executive Officer, expires in February 2001. Although Dr. Haseltine's employment agreement automatically extends for additional one year terms, either party can terminate the agreement four months prior to the end of the applicable term. If Dr. Haseltine decides to terminate his employment with us, this termination could delay the commercialization of our products or prevent us from becoming profitable. Further, we have not purchased key-man life insurance on any of our executive officers or key personnel, and therefore may not have adequate funds to find an acceptable replacement if Dr. Haseltine or any other valuable executive dies. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to complete human studies successfully and develop marketable products.

IF WE DO NOT OBTAIN SIGNIFICANT ADDITIONAL FUNDS ON ACCEPTABLE TERMS, THEN WE MAY NOT BE ABLE TO CONTINUE TO GROW OUR BUSINESS AND GENERATE ENOUGH REVENUE TO RECOVER OUR INVESTMENT IN OUR PRODUCT DEVELOPMENT EFFORT

    Since inception, we have expended, and expect to continue to expend, substantial funds to continue our research and development programs. If we incur unanticipated expenses or delays in receipt of revenue, we may require additional financing to fund our operating expenses and capital requirements. We may not be able to obtain additional financing on acceptable terms. If we raise additional funds by issuing equity securities, the new securities may dilute the interests of our existing stockholders.

BECAUSE WE ARE SUBJECT TO EXTENSIVE AND UNCERTAIN GOVERNMENT REGULATORY REQUIREMENTS, WE MAY BE UNABLE TO OBTAIN GOVERNMENT APPROVAL OF OUR PRODUCTS IN A TIMELY MANNER

    Our products are subject to an extensive and uncertain regulatory approval process by the FDA and comparable agencies in other countries. The regulation of new products is extensive, and the required process of laboratory testing and human studies is lengthy and expensive. We may not obtain FDA approvals in a timely manner, or at all. For instance, Vascular Genetics recently announced that it will not enroll or treat additional patients in its clinical trials of VEGF-2 in response to an FDA hold on further testing. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Even if we obtain FDA regulatory approvals, the FDA extensively regulates manufacturing, labeling, distributing, marketing, promotion and advertising after product approval. Moreover, several areas in which we or our collaborators may develop products involve relatively new technology and have not been the subject of extensive product testing in humans. The regulatory requirements governing these products and related clinical procedures remain uncertain. In addition, these products may be subject to substantial review by foreign governmental regulatory authorities which could prevent or delay approval in those countries. Regulatory requirements ultimately imposed on our products could limit our ability to test, manufacture and, ultimately, commercialize our products.

ADVERSE PERCEPTION AND INCREASED REGULATORY SCRUTINY OF GENE THERAPY AND GENETIC RESEARCH MAY LIMIT OUR ABILITY TO CONDUCT OUR BUSINESS

    Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we or our suppliers may use. Recently, gene therapy studies, including studies of VEGF-2, have come under increasing scrutiny which has delayed ongoing and may delay future clinical trials and regulatory approvals. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products.

BECAUSE WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS, WE MAY BE UNABLE TO CONDUCT OUR BUSINESS IN THE MANNER WE CURRENTLY INTEND

    State and federal laws regarding environmental protection, hazardous substances and human health and safety affect our business. The use of hazardous substances in our operations exposes us to the risk of accidental releases. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Future changes to environmental, health and safety laws could cause us to incur additional expense or restrict our operations.

BECAUSE WE DEPEND ON A SINGLE SUPPLIER FOR GENE SEQUENCING MACHINES AND CHEMICALS, WE MAY BE UNABLE TO IDENTIFY ADDITIONAL GENES IF WE LOSE THAT SUPPLIER

    We currently depend on a single supplier, Applied Biosystems, a division of PE Corporation, formerly Perkin-Elmer Corporation, to provide all our gene sequencing machines and the chemicals we require in connection with our gene sequencing process. If we are unable to obtain additional machines or an adequate supply of these chemicals or other ingredients at commercially reasonable rates, we may be unable to continue to identify genes through gene sequencing. PE Corporation has recently created Celera Genomics Corporation, an entity that is sequencing the human genome and could potentially be one of our competitors. While other gene sequencing machines are available, we do not believe that other machines are as efficient as the machines we currently use. Gene sequencing machines or chemicals may not remain available in commercial quantities at acceptable costs.

BECAUSE WE CURRENTLY HAVE A LIMITED MANUFACTURING CAPACITY AND RELY ON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS FOR STUDIES AND SALE, WE MAY BE UNABLE TO OBTAIN NECESSARY PRODUCTS ECONOMICALLY

    We do not currently have any manufacturing facilities licensed to supply materials suitable for clinical trials or for commercial sale or any experience in manufacturing materials suitable for human studies or for commercial sale. We depend on third parties to comply with current good manufacturing practices, known as cGMPs, and other regulatory requirements and to deliver materials on a timely basis. These third parties may not perform adequately. Any failures by these third parties may delay our development of products or their submission for regulatory approval.

    During 1997 and 1998, we designed and the Maryland Economic Development Corporation constructed a process development and manufacturing facility for the preparation of quantities of our proteins for human studies. Construction of an expansion of this facility has begun. The FDA must validate and inspect this facility and the expansion to determine compliance with cGMP requirements. A delay in validation of the facility or the expansion could delay or increase the cost of human studies and could delay submission of our products for regulatory approval. We may not be able to successfully establish manufacturing capabilities and manufacture our products economically or in compliance with cGMPs and other regulatory requirements.

BECAUSE WE CURRENTLY HAVE NO MARKETING CAPABILITY AND RELY ON THIRD PARTIES TO MARKET OUR PRODUCTS, WE MAY BE UNABLE TO COMMERCIALIZE OUR PRODUCTS

    We do not have any products that can be marketed. In the future, we generally expect to rely on collaborators or on third parties that we may contract with to market any products that we may develop. Our collaborators or other third parties may not be successful in marketing our products. To date, we have collaborated with SmithKline Beecham, Schering-Plough and others. However, we may also co-promote or retain U.S. marketing rights to our products. If we decide to market products directly, we will incur significant additional expenditures and commit significant additional management resources to develop an external sales force and implement our marketing strategy. We may not be able to establish a successful marketing force.

IF THE HEALTHCARE SYSTEM OR REIMBURSEMENT POLICIES CHANGE, THEN THE PRICES OF OUR POTENTIAL PRODUCTS MAY FALL OR OUR POTENTIAL SALES MAY DECLINE

    In recent years, officials have made numerous proposals to change the healthcare system in the U.S. These proposals included measures that would limit or eliminate payments for certain medical procedures and treatments or subject the pricing of pharmaceuticals to government control. Government and other third-party payors increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement of newly approved healthcare products. In some cases, they may also refuse to provide any coverage of uses of approved products for disease indications other than those for which the FDA has granted marketing approval. Governments may adopt future legislative proposals and federal, state or private payors for healthcare goods and services may take action to limit their payments for goods and services. Any of these events could limit our ability to commercialize our products successfully.

ITEM 2.     PROPERTIES

    We currently lease approximately 193,000 square feet of laboratory and office space in five buildings in Rockville, Maryland. Our leased space includes approximately 141,000 square feet of laboratory space and approximately 52,000 square feet of administrative office space. In addition, we have entered into long-term leases for our process development and manufacturing facility and the expansion of that facility. Construction was substantially completed in February 1999 on the 84,000 square foot facility, with an additional 43,000 square feet currently under construction. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on our business.

ITEM 3.     LEGAL PROCEEDINGS

    We are not party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At a special meeting of stockholders, held on December 16, 1999, the following proposal was approved:

                                               Affirmative     Negative      Abstentions
                                                  Votes          Votes
                                               ------------------------------------------

Amendment to our Restated Certificate of         23,155,534    12,208,198        70,888
Incorporation to increase our authorized
common stock from 50,000,000 to
250,000,000 and to increase our authorized
preferred stock from 1,000,000 to 20,000,000

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S
            MATTERS

    Our common stock has been traded on the NASDAQ National Market System under the symbol HGSI since December 2, 1993. The following table presents the quarterly high and low sales prices as quoted by NASDAQ, restated to reflect a two-for-one stock split, paid in the form of a stock dividend on January 28, 2000.

                           1998              HIGH           LOW

                      First Quarter         $22.56        $17.88

                      Second Quarter        $21.63        $17.50

                      Third Quarter         $20.00        $11.66

                      Fourth Quarter        $18.13        $12.78

                           1999              HIGH           LOW

                      First Quarter         $18.38        $14.81

                      Second Quarter        $23.00        $17.47

                      Third Quarter         $44.75        $20.44

                      Fourth Quarter        $79.78        $37.09

As of January 31, 2000, there were approximately 533 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

ITEM 6.     SELECTED FINANCIAL DATA

        We present below our selected financial data for the years ended December 31, 1999, 1998, and 1997, and as of December 31, 1999 and 1998 which have been derived from the audited financial statements included elsewhere herein and should be read in conjunction with such financial statements and the accompanying notes. We present below our selected financial data for the years ended December 31, 1996 and 1995, and as of December 31, 1997, 1996 and 1995 which have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "ITEM 1. BUSINESS." Per share data has been restated to reflect a two-for-one stock split, paid in the form of a stock dividend on January 28, 2000.

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------

                                                1999        1998         1997        1996       1995
                                              --------------------------------------------------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
        STATEMENT OF OPERATIONS
        DATA:
        Revenue-research and
          development collaborative
          contracts.....................       $24,524     $29,598      $25,605     $36,460     $5,000
                                              --------    --------     --------   ---------   --------
        Costs and expenses:
          Research and development:
             Direct expenditures........        60,607      47,006       39,893      30,409     22,904
             Payments under research
               services agreement.......         - 0 -         -0-        6,247      10,063     10,075
                                              --------    --------     --------   ---------   --------
          Total research and
               development..............        60,607      47,006       46,140      40,472     32,979
          General and administrative....        14,838      14,370       11,113       9,639      8,745
                                              --------    ---------    --------   ---------   --------
        Total cost and expenses.........        75,445      61,376       57,253      50,111     41,724
                                              --------    --------     --------   ---------   --------
          Income (loss) from operations        (50,921)    (31,778)     (31,648)    (13,651)   (36,724)

        Net interest income.............         8,977      11,047       10,500       6,092      4,005
        Equity in income (loss) in joint
          venture.......................           -0-      (2,226)         -0-         -0-        -0-
                                              --------    --------     --------   ---------   --------
        Income (loss) before taxes......       (41,944)    (22,957)     (21,148)     (7,559)   (32,719)
        Provision for (benefit from)
          income taxes..................           225         225          245         208     (1,651)
                                              --------    --------     --------   ---------   --------
        Net income (loss)...............      $(42,169)   $(23,182)    $(21,393)   $ (7,767)  $(31,068)
                                              ========    ========     ========   =========   ========
        Net income (loss) per share,
          basic and diluted (1).........         (0.92)    $ (0.52)       (0.50)  $(0.21)(2)  (0.99)(2)
                                              ========    ========     ========   =========   ========

        OTHER DATA:
        Ratio of earnings
          to fixed charges..............         (1.45)     (14.41)      (12.93)      (4.98)    (24.37)
                                              ========    ========     ========   =========   ========

        Coverage deficiency.............      $(41,944)   $(22,957)    $(21,148)  $  (7,559)  $(32,719)
                                              ========    ========     ========   =========   ========

                                                                   AS OF DECEMBER 31,
                                              --------------------------------------------------------
                                                1999        1998         1997       1996        1995
                                              --------    --------     --------   ---------   --------
                                                                    (IN THOUSANDS)
        BALANCE SHEET DATA:
        Cash, cash equivalents and
          investments..................       $454,555    $181,767     $205,212    $116,116   $105,462
        Total assets...................        527,725     244,247      236,232     140,117    126,963
        Total debt and capital leases,
          less current portion.........        326,336       1,780        2,224       2,954      4,332
        Retained earnings (deficit)....       (120,873)    (78,704)     (55,522)    (34,129)   (26,362)
        Total stockholders' equity.....        169,068     208,848      223,254     128,521    115,606

--------------------------------------------------------------------------------
(1) Restated to reflect two-for-one stock split paid in the form of a stock dividend on January 28, 2000.

(2) The net loss per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net loss per share and the impact of Statement No. 128, see Notes B and P of the notes to our financial statements included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We research and develop novel compounds for treating and diagnosing human diseases based on the discovery and understanding of the medical usefulness of genes. We have used automated, high speed technology to discover the sequences of chemicals in genes and generate a large collection of partial human gene sequences. We began our work in the genetics industry by identifying and cataloging genes. We have since focused primarily on the research and development of proteins for the treatment of human disease. We use our advanced computer system to identify the most promising product candidates. We are able to analyze partial gene sequences, identify the genes corresponding to partial and full-length gene sequences and the proteins made by those genes. We recently expanded our use of anitbodies and other technologies to increase the opportunities created by our genomic database.

    We have not received any product sales revenue or royalties from product sales and do not anticipate revenues from product sales or from royalties on product sales in the next several years. Through December 31, 1999, we have received (1) $70.0 million in revenue and $55.0 million in equity payments pursuant to our collaboration agreements with SmithKline Beecham, (2) payments of $69.0 million from additional collaboration partners and (3) an aggregate of $58.7 million from other collaborators, including $25.6 million from Transgene S.A., $16.0 million from Pioneer Hi-Bred International, Inc., $9.0 million from Pharmacia & Upjohn Company, $4.0 million from Schering Plough (in addition to certain payments received from Schering Plough pursuant to our additional collaboration partner agreements), $3.0 million from F. Hoffmann-La Roche and $1.1 million from OraVax Merieux Co. and Merieux OraVax S.N.C. Pursuant to the terms of such collaboration agreements, we expect to receive license fees and research payments of $19.5 million in the aggregate over the next two years. See "Business -- Collaborative Arrangements."

    We expect that our revenue sources for at least the next several years may be limited to interest income, payments under various collaboration agreements, payments from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, which are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein product candidates. As a result, we expect to incur continued and increasing losses over the next several years unless we are able to realize additional revenues under existing or new collaboration agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. Earnings per share have been restated to reflect a two-for-one stock split paid in the form of a stock dividend on January 28, 2000.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

        Revenues. We had revenues of $24.5 million and $29.6 million for the years ended December 31, 1999 and December 31, 1998, respectively. The 1999 revenue consisted of $18.5 million in license fees and additional payments from collaborations with Schering Plough, Sanofi-Synthelabo, and Merck, the recognition of $4.2 million from the collaborations with Transgene, S.A. and Pharmacia, and $1.8 million in other revenue. The 1998 revenue consisted of $19.5 million in annual license fees and additional payments from collaborations with Schering Plough, Sanofi-Synthelabo and Merck, $5.0 million in license fees and research payments from a collaboration with Pioneer, the recognition of $2.6 million from the collaboration with Transgene S.A., $2.3 million in license fees from a collaboration with Pharmacia, and $0.2 million in other revenue.

        Expenses. Research and development expenses increased to $60.6 for the year ended December 31, 1999 from $47.0 million for the year ended December 31, 1998. The increase resulted primarily from the start of operations for our leased process development and manufacturing facility in 1999, along with a continued increase in preclinical and clinical research. We expect to continue to incur substantial expenses relating to our research and development efforts, which expenses are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein product candidates.

        General and administrative expenses increased to $14.8 million for the year ended December 31, 1999 from $14.4 million for the year ended December 31, 1998 to support the increase in our activities. The increase also resulted from higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered. Patent expenses will continue to increase as additional applications are filed and existing applications are prosecuted in the United States and internationally. Interest income was higher for the year ended December 31, 1999 compared to the year ended December 31, 1998 due to higher average cash balances. Our average cash balance has increased during 1999 as a result of the placement of two convertible subordinated note offerings during 1999, totaling $325.0 million. The increase in interest expense is attributable to these two convertible subordinated notes.

        Net Income (Loss). We recorded a net loss of $42.2 million, or $0.92 per share, for the year ended December 31, 1999 compared to a net loss of $23.2 million, or $0.52 per share, for the year ended December 31, 1998. The difference in results for the years ended December 31, 1999 and 1998 is primarily due to higher operating expenses, reduced collaboration partner revenues, and lower net interest income.

YEARS ENDED DECEMBER 31, 1998 AND 1997

        Revenues. We had revenues of $29.6 million and $25.6 million for the years ended December 31, 1998 and December 31, 1997, respectively. The 1998 revenue consisted of $19.5 million in annual license fees and additional payments from collaborations with Schering Plough, Sanofi-Synthelabo and Merck, $5.0 million in license fees and research payments from a collaboration with Pioneer, the recognition of $2.6 million from the collaboration with Transgene S.A., $2.3 million in license fees from a collaboration with Pharmacia and $0.2 million in other revenue. The 1997 revenue consisted of $17.5 million in annual license fees and additional payments from collaborations with Schering Plough, Sanofi-Synthelabo and Merck, $4.1 million in license fees and research payments from collaborations with Pioneer and Roche, and $4.0 million in license fees from collaborations with Pharmacia, MedImmune and OraVax.

        Expenses. Research and development expenses increased to $47.0 for the year ended December 31, 1998 from $46.1 million for the year ended December 31, 1997. The increase resulted primarily from the start of our clinical trials in 1998, partially offset by a $6.2 million reduction of payments under a research services agreement pursuant to the early termination of various agreements with The Institute for Genomic Research.

        General and administrative expenses increased to $14.4 million for the year ended December 31, 1998 from $11.1 million for the year ended December 31, 1997 to support the increase in our activities. The increase also resulted from significantly higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins discovered by us. Interest income was higher for the year ended December 31, 1998 compared to the year ended December 31, 1997 due to higher average cash balances.

        Net Income (Loss). We recorded a net loss of $23.2 million, or $0.52 per share, for the year ended December 31, 1998 compared to a net loss of $21.4 million, or $0.50 per share, for the year ended December 31, 1997. The difference in results for the years ended December 31, 1998 and 1997 is primarily due to higher operating expenses, and the recognition of losses of $2.2 million related to our investment in Vascular Genetics during the year ended December 31, 1998, offset by higher collaboration partner payments.

LIQUIDITY AND CAPITAL RESOURCES

    We had working capital of $444.9 million at December 31, 1999 as compared to $174.4 million at December 31, 1998. The increase in working capital is due to the private placement of $325.0 million in convertible subordinated notes during 1999, partially offset by the net loss generated during the year.

    We expect to continue to incur substantial expenses relating to our research and development efforts, which expenses are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein product candidates. At December 31, 1999, we had outstanding commitments for construction and equipment purchases totaling approximately $5.5 million.

    We expect that our existing funds, interest income, and committed license fees and research payments from our existing collaboration agreements will be sufficient to fund our operations for the next several years. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs (including our preclinical and clinical product development activities), the magnitude of those programs, the ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

    As of December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $103.8 million which expire, if unused, by the year 2019. We also had available research and development tax credit and other tax credit carryforwards of approximately $9.5 million, the majority of which will expire, if unused, by the year 2014.

    Our funds are currently invested in U.S. Treasury and government agency obligations and high-grade corporate debt securities and commercial paper. These investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with the emphasis on safety, liquidity and preservation of capital.

YEAR 2000

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to become Year 2000, or "Y2K", compliant. Because we were founded in 1992, most if not all of our computer equipment and software adopt modern design principles. We have not experienced any problems with the date rollover to the year 2000 with regard to our purchased computer systems, operating systems, or database management systems. For internal systems development, we use four digit entries for all date items in our databases. Because these date representations have been built into systems from their inception, we have found them to be fully Y2K compliant. We use third-party equipment and software that has proved to be Y2K compliant. To date, we are not aware of any major Y2K compliance problems impacting our business, however there can be no assurance that there will be no Y2K compliance disruptions in the coming months.

    We do not believe that the cost of identification and correction of any Y2K compliance problems, estimated to be less than $100,000, will have a material adverse effect on our business, financial condition or operating results. However, there can be no assurance that a failure of our internal computer systems, third-party equipment, software we use, systems maintained by our suppliers, or utility systems such as electricity, gas, water, and telecommunications, to be Y2K compliant, will not have a material adverse effect on our business, financial condition or operating results.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements concerning future collaboration agreements, royalties and other payments under collaboration agreements, and product development and sales and other statements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward looking statements as a result of risks and uncertainties, including but not limited to, the following: our scientific progress in our research and development programs; the magnitude of these programs; the ability to establish additional collaborative and licensing arrangements; the degree of success of our collaboration partners in identification, research, development and marketing of products based on our technology; the extent to which we engage in clinical development of any products on our own; the degree of success in using our technology and database to select viable product opportunities; our ability to develop or arrange for marketing and sales initiatives with respect to products under development; the success in raising additional capital and satisfying liquidity needs in the future; the scope and results of pre-clinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs and uncertainties involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; and whether conditions to milestone payments are met and the timing of such payments; other risks and uncertainties detailed elsewhere herein and from time to time in our filings with the Securities and Exchange Commission.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We do not have significant exposure to market risks associated with changes in interest rates related to our corporate debt securities held as of December 31, 1999. We believe that any market change related to our U.S. securities held as of December 31,1999 is not material to our financial statements. As of December 31, 1999, the carrying value of our equity investment in Transgene was approximately $17.7 million. Our investment in Transgene is subject to equity market risk. In February 2000, we entered into an agreement with Cambridge Antibody Technology to invest approximately $55.0 million in exchange for 1,670,000 ordinary shares of CAT. We expect to close this transaction in April 2000. Because we must make this investment in pounds sterling, we entered into a forward contract in order to eliminate any foreign currency risk associated with the purchase price. Our ongoing investment in CAT will be denominated in pounds sterling and will be subject to both foreign currency risk as well as equity market risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item are set forth on pages F-1 -- F-21.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the "2000 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

    We incorporate herein by reference the information concerning executive compensation contained in the 2000 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2000 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We incorporate herein by reference the information concerning certain relationships and related transactions contained in the 2000 Proxy Statement.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Annual Report:

(1)     Index to Financial Statements

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
            Report of Ernst & Young LLP, Independent Auditors...................       F-2
            Balance Sheets at December 31, 1999 and 1998........................       F-3
            Statements of Operations for the years ended December 31, 1999, 1998
              and 1997..........................................................       F-4
            Statements of Stockholders' Equity for the years ended December 31,
              1999, 1998 and 1997...............................................       F-5
            Statements of Cash Flows for the years ended December 31, 1999, 1998
              and 1997..........................................................       F-6
            Notes to Financial Statements.......................................       F-7

(2)     Financial Statement Schedules

        Financial statement schedules are omitted because they are not required.

(3)     Exhibits

Exhibit No.
-----------
  3.1*          Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.3 to the Registrant's
                Form 10-K for the fiscal year ended December 31, 1997).

  3.2*          Amendment to Restated Certificate of Incorporation (Filed as Exhibit 3.1 to the Registrant's
                Form 8-K filed December 16, 1999).

  3.3*          By-laws of the Registrant (Filed as Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993).

  4.1*          Form of Common Stock certificate. (Filed as Exhibit 4.1 to the Registrant's Form S-1
                Registration Statement, as amended (Commission File No. 33-69850), originally filed October
                1, 1993).

  4.2*          Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as
                Rights Agent, dated as of May 20, 1998 (Filed as Exhibit 4 to the Registrant's Current Report
                on Form 8-K filed May 28, 1998.)

  4.3*          Indenture dated as of June 25, 1999 between the Registrant and The Bank of New York, as trustee, including the form of 5 1/2% Convertible Subordinated Notes due 2006 (Filed as Exhibit
                4.1 to the Registrant's Form 8-K filed June 28, 1999).

  4.4*          Indenture dated as of December 14, 1999 between the Registrant and The Bank of New York, as trustee, including the form of 5 % Convertible Subordinated Notes due 2006 (Filed as Exhibit
                4.1 to the Registrant's Form 8-K filed December 16, 1999).

  4.5*          Indenture dated as of February 1, 2000 between the Registrant and The Bank of New York, as trustee, including the form of 5 % Convertible Subordinated Notes due 2007 (Filed as Exhibit
                4.1 to the Registrant's Form 8-K filed February 2, 2000).

  4.6*          Indenture dated as of March 10, 2000 between the Registrant and The Bank of New York, as trustee, including the form of 3 3 3/4% Convertible Subordinated Notes due 2007 (filed as Exhibit
                4.1 to the Registrant's Form 8-K filed March 13, 2000).

  10.1*+        Collaboration Agreement, dated May 19, 1993, between the Registrant and SmithKline Beecham
                Corporation, as amended on May 19, 1993 and August 19, 1993 (Filed as Exhibit 10.1 to the
                Registrant's Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).

  10.2*         Second Amendment to HGS-SB Collaboration Agreement, Effective September 1, 1993, between the Registrant and SmithKline Beecham Corporation (Filed as exhibit 10.2 to the Registrant's
                Form 10-K for the fiscal year ended December 31, 1993).

  10.3*         Amendment to HGS-SB Collaboration Agreement, effective March 17, 1994, between the Registrant and SmithKline Beecham Corporation (Filed as Exhibit 10.3 to the Registrant's Form 10-K for
                the fiscal year ended December 31, 1993).

  10.4*+        License Agreement between the Registrant and SmithKline Beecham Corporation dated September 15,
                1994 (Filed as Exhibit 10.8 to the Registrant's Form 10-Q filed November 14, 1994).

  10.5*+        Amendment to HGS-SB Collaboration Agreement (Therapeutic Protein Amendment), effective
                December 23, 1994, between the Registrant and SmithKline Beecham Corporation (Filed as Exhibit
                10.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994).

  10.6*+        Amendment to HGS-SB Collaboration Agreement (Milestone III Amendment), effective December 29,
                1994, between the Registrant and SmithKline Beecham Corporation (Filed as Exhibit 10.5 to the
                Registrant's Form 10-K for the fiscal year ended December 31, 1994).

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

  10.11*+       Amendment to SmithKline Beecham and Human Genome Sciences, Inc. Collaboration Agreement and
                License Agreement and Amended and Restated License Agreement dated June 28, 1996. (Filed as
                Exhibit 10.1 to the Registrant's Form 10-Q filed August 14, 1996).

  10.12*+       SmithKline Beecham and Human Genome Sciences, Inc. License Agreement dated June 28, 1996.
                (Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed August 14, 1996).

  10.13*+       Therapeutic Collaboration and License Agreement by and among the Registrant, Schering
                Corporation, Schering Plough Ltd., and SmithKline Beecham Corporation dated June 28, 1996.
                (Filed as Exhibit 10.3 to the Registrant's Form 10-Q filed August 14, 1996).

  10.14*+       Gene Therapy Collaboration and License Agreement by and among the Registrant, Schering
                Corporation, and Schering Plough Ltd., June 28, 1996. (Filed as Exhibit 10.4 to the
                Registrant's Form 10-Q filed August 14, 1996).

  10.15*+       Collaboration and License Agreement by and among the Registrant, SmithKline Beecham
                Corporation and Sanofi-Synthelabo dated June 30, 1996. (Filed as Exhibit 10.5 to the
                Registrant's Form 10-Q filed August 14, 1996).

  10.16*+       Collaboration and License Agreement between the Registrant, SmithKline Beecham Corporation and Merck KGaA effective July 10, 1996. (Filed as Exhibit 10.6 to the Registrant's Form 10-Q
                filed November 14, 1996).

  10.17*+       Option and License Agreement between the Registrant and Takeda Chemical Industries, Ltd.
                dated June 12, 1995 (Filed as Exhibit 10.3 to the Registrant's Form 10-Q filed August 14, 1995).

  10.18*+       Collaboration and License Agreement between the Registrant and MedImmune, Inc. dated July 27,
                1995 (Filed as Exhibit 10.5 to the Registrant's Form 10-Q filed August 14, 1995).

  10.19*+       Research Collaboration Agreement, dated January 19, 1996, between the Registrant and Pioneer
                Hi-Bred International, Inc. (Filed as Exhibit 10.15 to the Registrant's Form 10-K filed March 31, 1996).

  10.20*+       License Agreement between Registrant and F. Hoffmann-La Roche, Ltd. (Filed as Exhibit 10.16
                to the Registrant's Form 10-K filed March 31, 1996).

  10.21*+       Research Services Agreement, dated October 1, 1992, between the Registrant and The Institute for Genomic Research (Filed as Exhibit 10.4 to the Registrant's Form S-1 Registration
                Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).

  10.22*+       Intellectual Property Agreement, dated October 2, 1992, between the Registrant and The
                Institute for Genomic Research (Filed as Exhibit 10.5 to the Registrant's Form S-1
                Registration Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).

  10.23*        Amendment to collaboration agreement among SmithKline Beecham Corporation and SmithKline Beecham
                p.l.c. and the Registrant dated July 24, 1997 (Filed as Exhibit 10.2 to the Registrant's Form 10-Q
                filed August 14, 1997).

  10.24*        Gene Therapy Collaboration and License Agreement between the Registrant and Transgene S.A., dated February 25, 1998 (Filed as Exhibit 10.66 to the Registrant's Form 10-K for the fiscal year ended December 31, 1997).

  10.25*        Stock Purchase and Restriction Agreement, dated December 31, 1992, between the Registrant and William A. Haseltine, Ph.D. (Filed as Exhibit 10.15 to the Registrant's Form S-1
                Registration Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).

  10.26*        Employment Agreement, dated February 25, 1997, with William A. Haseltine, Ph.D. (Filed as
                Exhibit 10.44 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996).

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

  10.35*        1993 Stock Option Plan (Filed as Exhibit 10.45 to the Registrant's Form S-1 Registration Statement,
                as amended (Commission File No. 33- 69850), originally filed October 1, 1993).

  10.36*        1994 Stock Option Plan (Filed as Exhibit 4 to the Registrant's Registration Statement on Form S-8,
                File No. 33-79020, filed May 17, 1994).

  10.36(a)*     Amendment to 1994 Stock Option Plan (Filed as Exhibit 4.5 to the Registrant's Form S-8 filed
                November 13, 1998).

  10.37*        Form of Stock Option Agreement (Filed as Exhibit 10.46 to the Registrant's Form S-1 Registration
                Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).

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

  10.41*+       HGS/TIGR Agreement dated June 20, 1997 (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed
                August 14, 1997).

  10.42*        Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc.,
                dated December 1, 1997 (Filed as Exhibit 10.67 to the Registrant's Form 10-K for the fiscal year ended December 31, 1997).

  10.43         Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc.
                dated December 1, 1999.

  12.1          Ratio of Earnings to Fixed Charges

  23.1          Consent of Ernst & Young LLP, Independent Auditors.

  27            Financial Data Schedule.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

*       Incorporated by reference.

+ Confidential treatment has been granted by the Commission. The copy filed as an exhibit omits the information subject to the confidentiality request.

(b)     Reports on Form 8-K

        We filed a Current Report on Form 8-K, on December 6, 1999, announcing our proposed private offering of $150.0 million aggregate principal amount of Convertible Subordinated Notes due 2006.

        We filed a Current Report on Form 8-K, on December 16, 1999, announcing
(1) an offer to convert to the holders of our 5 1/2% Convertible Subordinated Notes due 2006, (2) the completion of a private placement of $150.0 million aggregate principal of 5 % Convertible Subordinated Notes due 2006, and (3) stockholder approval to amend our Restated Certificate of Incorporation and increase our authorized Common Stock from 50,000,000 to 250,000,000 and to increase our authorized Preferred Stock from 1,000,000 to 20,000,000 shares.

        We filed a Current Report on Form 8-K, on February 2, 2000, announcing the completion of a private placement of $225.0 million aggregate principal of 5% Convertible Subordinated Notes due 2007.

        We filed a Current Report on Form 8-K, on March 3, 2000, announcing collaborative agreements with Cambridge Antibody Technology, plc and Compugen Ltd., and that Vascular Genetics, Inc., a joint venture in which we hold a substantial interest, announced that it will not enroll or treat additional patients in its clinical trials, in response to a U.S. Food and Drug Administration hold on testing. We also announced our decision to call our $200.0 million aggregate principal amount of Convertible Subordinated Notes due 2006.

        We filed a Current Report on Form 8-K, on March 13, 2000, announcing the completion of a private placement of $300.0 million aggregate principal of 3 3/4% Convertible Subordinated Notes due 2007.

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

Dated:  March 17, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

             Signature                                     Title                    Date
             ---------                                     -----                    ----

/S/William A. Haseltine, Ph.D.                Chairman of the Board and        March 17, 2000
------------------------------                Chief Executive Officer
William A. Haseltine, Ph.D.                   (principal executive officer)



/S/Craig A. Rosen, Ph.D.                      Executive Vice President,        March 17, 2000
------------------------                      Research and Development and
Craig A. Rosen, Ph.D.                         Director


/S/Steven C. Mayer                            Senior Vice President and        March 17, 2000
------------------                            Chief Financial Officer
Steven C. Mayer                               (principal financial and
                                              accounting officer)


/S/ Jurgen Drews, M.D.                        Director                         March 17, 2000
----------------------
Jurgen Drews, M.D.


/S/ Beverly Sills-Greenough                   Director                         March 17, 2000
---------------------------
Beverly Sills-Greenough


/S/ Robert Hormats                            Director                         March 17, 2000
------------------
Robert Hormats


/S/ Max Link, Ph.D.                           Director                         March 17, 2000
-------------------
Max Link, Ph.D.


/S/ Alan G. Spoon                             Director                         March 17, 2000
-----------------
Alan G. Spoon


/S/Laura D'Andrea Tyson, Ph.D.                Director                         March 17, 2000
------------------------------
Laura D'Andrea Tyson, Ph.D.


/S/ James Barnes Wyngaarden, M.D.             Director                         March 17, 2000
---------------------------------
James Barnes Wyngaarden, M.D.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               Page
                                                                                              Number
                                                                                              ------
Report of Ernst & Young LLP, Independent Auditors...........................................    F-2

Balance Sheets at December 31, 1999 and 1998................................................    F-3

Statements of Operations for the years ended December 31, 1999, 1998 and 1997...............    F-4

Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.....    F-5

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...............    F-6

Notes to Financial Statements...............................................................    F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland



We have audited the accompanying balance sheets of Human Genome Sciences, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Human Genome Sciences, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP


McLean, Virginia
February 9, 2000

                           HUMAN GENOME SCIENCES, INC.

                                 BALANCE SHEETS

                                                                                     December 31,
                                                                                 --------------------
                                                                                   1999        1998
                                                                                 --------    --------
                                                                          (dollars in thousands, except for
                                                                             share and per share amounts)
ASSETS
------

Current assets:
    Cash and cash equivalents................................................    $180,839    $ 16,139
    Short-term investments...................................................     273,716     165,628
    Prepaid expenses and other current assets................................       4,294       5,374
                                                                                 --------    --------
        Total current assets.................................................     458,849     187,141


Long-term investments...............................................               17,709      27,228
Property, plant and equipment (net of accumulated depreciation and
 amortization)...............................................................      25,557      20,965
Restricted investments.......................................................      11,637       6,749
Other assets.................................................................      13,973       2,164
                                                                                 --------    --------
        TOTAL ASSETS.........................................................    $527,725    $244,247
                                                                                 ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Current portion of long-term debt........................................    $    444    $    444
    Accounts payable and accrued expenses....................................       7,511       4,642
    Accrued payroll and related taxes........................................       2,380       2,400
    Deferred revenues........................................................       3,568       5,265
                                                                                 --------    --------
        Total current liabilities............................................      13,903      12,751
Long-term debt, net of current portion.......................................     326,336       1,780
Deferred revenues............................................................      17,975      20,543
Other liabilities............................................................         443         325
                                                                                 --------    --------
        Total liabilities....................................................     358,657      35,399
                                                                                 --------    --------

Stockholders' Equity:
    Common stock - $0.01 par value; shares authorized - 250,000,000 and
     50,000,000 at December 31, 1999 and 1998, respectively; shares issued
     46,657,128 and 45,494,376 at December 31, 1999 and 1998, respectively...         466         455
    Additional paid-in capital...............................................     299,791     285,308
    Unearned portion of compensatory stock options...........................        (335)       (110)
    Retained deficit.........................................................    (120,873)    (78,704)
    Accumulated other comprehensive income (loss)............................      (9,981)      1,899
                                                                                 --------    --------
        Total stockholders' equity...........................................     169,068     208,848
                                                                                 --------    --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................    $527,725    $244,247
                                                                                 ========    ========


   The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                            STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                                     -----------------------------------
                                                                        1999         1998          1997
                                                                     ----------   ----------  ----------
                                                                   (dollars in thousands, except for share
                                                                            and per share amounts)
Revenue -- research and development collaborative contracts.......     $ 24,524     $ 29,598    $ 25,605
                                                                     ----------   ----------  ----------
Costs and expenses:
    Research and development:
            Direct expenditures...................................       60,607       47,006      39,893
            Payments under research services agreement............            -            -       6,247
                                                                     ----------   ----------  ----------
            Total research and development........................       60,607       47,006      46,140

    General and administrative....................................       14,838       14,370      11,113
                                                                     ----------   ----------  ----------
        Total costs and expenses..................................       75,445       61,376      57,253
                                                                     ----------   ----------  ----------
Income (loss) from operations.....................................      (50,921)     (31,778)    (31,648)

Interest income...................................................       13,307       11,219      10,889
Interest expense..................................................       (4,330)        (172)       (389)
Equity in income (loss) of joint venture..........................            -       (2,226)          -
                                                                     ----------   ----------  ----------
Income (loss) before taxes........................................      (41,944)     (22,957)    (21,148)

Provision for income taxes:
    Current.......................................................          225          225         245
                                                                     ----------   ----------  ----------

Net income (loss).................................................     $(42,169)    $(23,182)   $(21,393)
                                                                     ==========   ==========  ==========

Basic and diluted net income (loss) per share.....................     $  (0.92)    $  (0.52)   $  (0.50)
                                                                     ==========   ==========  ==========

Weighted average shares outstanding, basic and diluted............   46,025,994   44,868,262  43,050,566
                                                                     ==========   ==========  ==========


   The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                    (DOLLARS IN THOUSANDS, EXCEPT FOR SHARES)

                                                                                  Unearned   Accumulated
                                                                                 Portion of     Other
                                                 Common Stock       Additional  Compensatory Comprehensive Retained
                                            ---------------------    Paid-In       Stock       Income      Earnings
                                              Shares       Amount    Capital      Options      (Loss)      (Deficit)      Total
                                            ----------     ------    ---------     ------     ---------    ---------   ----------

Balance -- December 31, 1996                37,568,764     $  376    $ 162,395     $    -     $    (121)    $(34,129)  $  128,521

Comprehensive income (loss):
    Net loss                                         -          -            -          -             -      (21,393)     (21,393)
    Unrealized gain on investments                   -          -            -          -           169            -          169
                                                                                                                       ----------
Comprehensive income (loss)                                                                                               (21,224)
Exercise of options                            560,680          5        4,171          -             -            -        4,176
Warrants exercised                             112,064          1            9          -             -            -           10
Issuance of common pursuant to the Public
    Offering (net of expenses)               6,385,500         64      111,681          -             -            -      111,745
Compensatory stock options issued                    -          -          147       (147)            -            -            -
Compensatory stock options earned                    -          -            -         26             -            -           26
                                            ----------     ------    ---------     ------     ---------    ---------   ----------
Balance -- December 31, 1997                44,627,008        446      278,403       (121)           48      (55,522)     223,254

Comprehensive income (loss):
      Net loss                                       -          -            -          -             -      (23,182)     (23,182)
      Unrealized loss on investments                 -          -            -          -         1,851            -        1,851
                                                                                                                       ----------
Comprehensive income (loss)                                                                                               (21,331)
Exercise of options                            706,566          7        6,826          -             -            -        6,833
Warrants exercised                             160,802          2           38          -             -            -           40
Compensatory stock options issued                    -          -          110       (110)            -            -            -
Compensatory stock options earned                    -          -            -         52             -            -           52
Compensatory stock options cancelled                 -          -          (69)        69             -            -            -
                                            ----------     ------    ---------     ------     ---------    ---------   ----------
Balance -- December 31, 1998                45,494,376        455      285,308       (110)        1,899      (78,704)     208,848

Comprehensive income (loss):
      Net loss                                       -          -            -          -             -      (42,169)     (42,169)
      Unrealized loss on investments                 -          -            -          -       (11,880)           -      (11,880)
                                                                                                                       ----------
Comprehensive income (loss)                                                                                               (54,049)
Exercise of options                          1,145,802         11       14,085          -             -            -       14,096
Warrants exercised                              14,950          -            -          -             -            -            -
Compensatory stock options issued                2,000          -          398       (398)            -            -            -
Compensatory stock options earned                    -          -            -        173             -            -          173
                                            ----------     ------    ---------     ------     ---------    ---------   ----------
Balance -- December 31, 1999                46,657,128     $  466    $ 299,791     $ (335)    $ ( 9,981)   $(120,873)  $  169,068
                                            ==========     ======    =========     ======     =========    =========   ==========


   The accompanying notes to financial statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                   -----------------------------
                                                                     1999       1998      1997
                                                                   --------  ---------  --------
                                                                      (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)............................................  $ (42,169) $ (23,182) $(21,393)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Accrued interest on U.S. Treasury bills and commercial
         paper..................................................       (795)       942    (1,109)
      Depreciation and amortization.............................      7,102      6,541     6,359
      Loss due to disposal and write-down of property, plant
         and equipment..........................................         45         15        50
      Compensation expense related to stock options.............        173         52        26
      Changes in operating assets and liabilities:
         Prepaid expenses and other current assets..............      1,105     (3,254)      738
         Other assets...........................................     (2,059)      (493)     (341)
         Accounts payable and accrued expenses..................      1,926       (141)      988
         Accrued payroll and related taxes......................        (20)       323       957
         Deferred revenues .....................................     (4,265)    22,788       483
         Other liabilities......................................        118         (9)      (35)
                                                                  ---------  ---------  --------
      Net cash provided by (used in) operating activities.......    (38,839)     3,582   (13,277)
                                                                  ---------  ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures -- property, plant and equipment........    (10,796)    (6,747)   (8,717)
   Purchase of short-term investments and marketable securities.   (210,646)  (184,546) (205,572)
   Purchase of long-term investment.............................          -    (25,679)        -
   Proceeds from sale and maturities of short-term investments
        and marketable securities...............................    100,967    179,145   134,833
                                                                  ---------  ---------  --------
      Net cash provided by (used in) investing activities.......   (120,475)   (37,827)  (79,456)
                                                                  ---------  ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt, (net of expenses)..    315,250          -         -
   Repayment of long-term debt..................................       (444)      (444)     (444)
   Restricted investments.......................................     (4,888)      (167)   (4,877)
   Payments on capital lease obligations........................          -       (223)     (874)
   Proceeds from issuance of common stock (net of expenses).....     14,096      6,872   115,933
                                                                  ---------  ---------  --------
      Net cash provided by (used in) financing activities.......    324,014      6,038   109,738
                                                                  ---------  ---------  --------
NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........    164,700    (28,207)   17,005
Cash and cash equivalents -- beginning of year..................     16,139     44,346    27,341
                                                                  ---------  ---------  --------
CASH AND CASH EQUIVALENTS -- END OF YEAR........................  $ 180,839  $  16,139  $ 44,346
                                                                  =========  =========  ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest..................................................  $   3,780  $     179  $    240
      Income taxes..............................................  $     250  $     200  $    245

See Note G for non-cash exercise of warrants.


   The accompanying notes to financial statements are an integral part hereof.

                                 HUMAN GENOME SCIENCES, INC.

                                NOTES TO FINANCIAL STATEMENTS
                   (dollars in thousands, except share and per share data)

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

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. On December 31, 1999 and 1998, the Company had purchased $17,077 and $17,050, respectively, of U.S. Government securities under agreements to resell on January 1, 2000 and 1999, respectively. The market value of the securities approximated the carrying amount.

The Company classifies its short-term investments into the categories:
"held-to-maturity" and "available-for-sale," each of which has different accounting treatment. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders' equity until realized. Debt securities classified as held-to-maturity securities are carried at amortized cost.

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

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

               Laboratory equipment.......................  3 - 10 years
               Computers and EDP equipment................  3 years
               Furniture and office equipment.............  3 - 5 years
               Leasehold improvements.....................  lesser of the lease term or the useful life

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)

(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Periodically, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The Company made no adjustments to the carrying values of its assets during the years ended December 31, 1999, 1998, and 1997.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the provisions of APB No. 25 and has provided the pro forma disclosures of net loss and net loss per share in accordance with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS No.123") using the fair value method. See Note L to the financial statements for further information.

Revenue Recognition

Non-refundable license fees, research payments, additional payments and milestone payments in connection with collaboration agreements are recognized when they are earned in accordance with the applicable performance requirements and / or contractual terms.

Research and Development

Research and development costs are charged to expense as incurred.

Financing Costs Related to Long-term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt.

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

Comprehensive Income (Loss)

In 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income", ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's financial position and results of operations. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and on the Company's investment in Transgene S.A. which, prior to adoption of SFAS No.130, were reported separately in stockholders' equity, to be included in other comprehensive income. The statements of stockholders' equity for all previous years have been restated to conform to the requirements of SFAS No. 130.

Comprehensive income (loss) consisted of $2,361 of unrealized loss, $301 of unrealized gain, and $169 of unrealized gain for available-for-sale short-term investments for fiscal years 1999, 1998, and 1997, respectively and $9,519 of unrealized loss and $1,550 of unrealized gain on the Company's equity investment in Transgene S.A. for fiscal years 1999 and 1998, respectively.

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New SEC Interpretations

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company is currently in the process of evaluating what impact, if any, SAB 101 will have on the financial position or results of operations of the Company.

Sources of Supply

The Company currently relies on a single supplier, Applied Biosystems, a division of PE Corporation (formerly Perkin-Elmer Corporation), to provide all of its gene sequencing machines and certain reagents required in connection with the gene sequencing process. The Company has not experienced problems in obtaining either gene sequencing machines or reagents in a timely manner. While other gene sequencing machines are available, the Company does not believe that such other machines are as efficient as the machines currently used by the Company. No assurance can be given that either the gene sequencing machines or the reagents will remain available in commercial quantities at costs that are not economically prohibitive.

Reclassifications

Certain balances have been reclassified to conform to fiscal 1999 presentation.

(NOTE C) - INVESTMENTS

Investments, including accrued interest, at December 31, 1999 and 1998 were as follows:

                                December 31, 1999
                                -----------------

                                              Amortized        Fair        Unrealized
             Available for Sale                 Cost          Value       Gain/(Loss)
             ------------------             ------------  -------------  -------------

U.S. Treasury and agencies                      $ 31,530       $ 31,380        $  (150)
Corporate debt securities                        244,197        242,336         (1,861)
                                             -----------   ------------     ----------
     Subtotal                                    275,727        273,716         (2,011)
Investment in Transgene                           25,679         17,709         (7,970)
                                             -----------   ------------     ----------
     Total                                      $301,406       $291,425        $(9,981)
                                             ===========   ============     ==========


                                December 31, 1998
                                -----------------

             Available for Sale
             ------------------
U.S. Treasury and agencies                      $ 12,551       $ 12,627        $    76
Corporate debt securities                        152,727        153,001            274
                                             -----------   ------------     ----------
     Subtotal                                    165,278        165,628            350
Investment in Transgene                           25,679         27,228          1,549
                                             -----------   ------------     ----------
     Total                                      $190,957       $192,856        $ 1,899
                                             ===========   ============     ==========

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


(NOTE D) - AGREEMENT WITH THE INSTITUTE FOR GENOMIC RESEARCH ("TIGR")
---------------------------------------------------------------------

In June 1997, the Company and TIGR reached an agreement to terminate the Research Services Agreement (the "Services Agreement") dated October 1, 1992, the Intellectual Property Agreement dated October 2, 1992, the Lease Funding Agreement and Assignment dated March 2, 1993, the Agreement of April 19, 1993 related to human cDNA sequencing, and all other agreements entered into any time prior to the Termination Date between the Company and TIGR. Pursuant to the Termination Agreement, the Company retains rights in intellectual property arising out of TIGR's research prior to June 2, 1997, but will have no rights to intellectual property resulting from future research by TIGR. The Company is relieved of its obligation to provide future funding (including all research funding) to TIGR, which would have amounted to approximately $38,000. Certain limitations on TIGR's publication of intellectual property and restrictions on TIGR entering into commercial agreements contained in the prior agreements were also terminated. However, pursuant to the Termination Agreement, TIGR has agreed not to enter into commercial agreements for the next four years with respect to selected therapeutic proteins and associated diagnostic tests currently in development by the Company. In addition, the Company is entitled to be paid a percentage of certain payments received by TIGR from commercial agreements relating to human therapeutic proteins in which TIGR granted or agreed to grant rights during the two years from June 20, 1997 to June 20, 1999.

(NOTE E) - COLLABORATION AGREEMENTS

Agreements with SmithKline Beecham Corporation

In May 1993, the Company entered into a collaboration agreement, as amended ("SB Collaboration Agreements"), providing SmithKline Beecham Corporation ("SB") a first right to develop and market products in human and animal healthcare ("SB Products"), based upon human genes identified by the Company. In return, SB has paid $125,000 to the Company since 1993. Approximately $55,000 was allocated to the purchase price of 2,703,476 shares of common stock with the balance of $70,000 recognized from license fees, option rights and milestone payments. In addition, the Company is entitled to (1) royalties on the net sales of SB Products, (2) product development progress payments and (3) the option to co-promote up to 20% of any product development by SB under the collaboration agreement.

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

Other Collaboration Agreements in the SB Field

In June 1995, the Company entered into an Option and License Agreement with Takeda Chemical Industries, Ltd. ("Takeda") pursuant to which Takeda was granted an exclusive option to license rights under the Company's patents and technology in the field of human healthcare (other than gene therapy, antisense and diagnostics) to make and sell a limited number (equal to the number of collaboration partners other than SB and Takeda with which the Company enters into collaboration agreements in the SB field) of products in Japan. In consideration of the grant of the option, Takeda paid the Company $5,000, which was recognized as revenue by the Company in 1995, and agreed to pay to the Company royalties based on the sale of Takeda products covered by the Option and License Agreement and certain milestone payments.

In June 1996, the Company and SB entered into collaboration agreements ("Additional Collaboration Partner Agreements") with Schering Corporation and Schering Plough Ltd. ("Schering Plough"), Sanofi-Synthelabo S.A., and Merck KGaA ("Merck"), (collectively "Additional Collaboration Partners"). The Additional Collaboration Partner Agreements provide the Additional Collaboration Partners the rights and licenses to access the Company's Human Gene Technology, as well as biological information developed by the Company and SB prior to, and in the case of the Company, after the effective date of such Agreement, to discover, develop and commercialize products based upon or derived from such Company technology in the SB Field (other than diagnostics and animal healthcare). The Additional Collaboration Partners are obligated to pay license fees, research payments, milestone

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


(NOTE E) - COLLABORATION AGREEMENTS (CONTINUED)

Other Collaboration Agreements in the SB Field (continued)

payments and royalties in connection with the agreements. The initial research term expires in June 2001. The Additional Collaboration Partners have the right to extend the term for up to five additional years by making certain additional payments. Aggregate license fees and research payments due under the Additional Collaboration Partner Agreements to which the Company is entitled is $87,500, payable in equal installments over a five-year period. The Company has recognized revenue of $17,500, $18,500 and $16,500 in license fees and additional payments during 1999, 1998 and 1997, respectively, related to the Additional Collaboration Partner Agreements.

Collaborative Agreements Outside of the SB Field

During 1996, the Company entered into several collaborative agreements with an initial aggregate research value of $33,000. These collaboration partners included Pioneer Hi-Bred International, Inc., Pharmacia & Upjohn Company, Schering-Plough Ltd., and F. Hoffman-La Roche, Ltd. On an aggregate basis, the Company received payments of $1,000, $9,000, and $8,000 from these collaborators and recognized revenue of $2,600, $8,300, and $8,600 pursuant to these agreements for fiscal years 1999, 1998, and 1997, respectively. For those payments received from the inception of these agreements through December 31, 1999, the Company has no deferred revenue as of December 31, 1999. A final $1,000 is scheduled to be paid and recognized as revenue during fiscal 2000.

In March 1998, the Company entered into a gene therapy collaboration agreement with Transgene, S.A. ("Transgene"), of Strasbourg, France. Under this agreement, the Company received a 10% equity interest in Transgene valued at $25,679 based on Transgene's initial public offering ("IPO") share price in exchange for giving Transgene the right to develop and co-market gene therapy products from 10 genes selected by Trangene from the Company's database. The Company initially recorded its investment in Transgene at the IPO price with an offsetting entry to deferred revenues. The Company will recognize the $25,679 of revenue from this transaction over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. The Company recognized $2,568 as revenue in both 1999 and 1998. As of December 31, 1999, the Company adjusted the investment to the current market value of $17,709 with an offsetting debit of $9,519 to accumulated other comprehensive income within the Company's stockholders' equity section of the balance sheet. At December 31, 1999, the Company's cumulative reduction in the carrying value of this investment was $7,970.

In August 1999, the Company entered into a collaborative agreement with Cambridge Antibody Technology Ltd. of Melbourn, United Kingdom ("CAT") to jointly pursue the development of fully human monoclonal antibody therapeutics. Under the agreement, CAT will conduct research to identify fully human, monoclonal antibodies specific for the Company's proprietary proteins. CAT will receive milestone payments from the Company in connection with the development of any such antibodies as well as royalty payments on the Company's net sales of such licensed product following regulatory approval. During 1999, the Company paid CAT a total of $313 towards the achievement of the first contractual milestone and is obligated to pay an additional $62 in fiscal 2000 towards this same milestone. The agreement provides for additional payments to CAT for each product relating to the achievement of milestones corresponding to the regulatory approval process. In the event of the achievement of other milestones or successful product launch, the Company would be obligated to pay CAT additional compensation and royalties. While this agreement may be terminated early under certain circumstances, it will remain in force until the later of the expiration date of certain CAT patents or ten years after the date of first commercial sale of a product licensed by the Company.

In December, 1999, the Company entered into a collaborative agreement with Abgenix, Inc., of Fremont, California ("ABX") to exchange technology to identify novel human antibody drug candidates for development and commercialization. The Company has the right to use ABX's proprietary technology to generate fully human antibody drug candidates. In addition, ABX has a future option to develop and commercialize products derived from the Company's pool of novel human antibody drug candidates. Under this reciprocal agreement, depending upon whose product moves through the regulatory approval process, the Company or ABX would be obligated to the other for milestone payments for each therapeutic product or each diagnostic product along with royalties in the event of a successful product launch. While this agreement may be terminated under certain circumstances, it will remain in force until the expiration of the last of each party's royalty obligations.

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


(NOTE F) - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are summarized as follows:

                                                      December 31,
                                               ----------------------------
                                                  1999             1998
                                                  ----             ----
Laboratory equipment.........................      $24,341         $19,688
Computers and EDP equipment..................        8,156           7,437
Furniture and office equipment...............          780             953
Leasehold improvements.......................       14,274           9,045
Construction in progress.....................        3,497           4,338
                                               -----------     -----------
                                                    51,048          41,461
Less accumulated depreciation and
  amortization...............................       25,491          20,496
                                               -----------     -----------
                                                   $25,557         $20,965
                                               ===========     ===========

(NOTE G) - EQUIPMENT LEASE OBLIGATIONS

Prior to 1995, the Company entered into sale and leaseback agreements in connection with certain computer and laboratory equipment having a net book value of $2,132 and $1,302, respectively. The Company sold the equipment for $2,198 and $1,575, respectively, and entered into three master lease agreements pursuant to which it leased back the above equipment for initial terms of 48 months. All of the equipment leased under these agreements has been accounted for as capital leases. In addition, the Company entered into other capital lease agreements for certain equipment for initial terms of 36 months. As of December 31, 1998, the Company had ended all of its capital leases. The recording of capital leases is considered a non-cash transaction, and therefore is excluded from the statements of cash flows. Amortization expense related to equipment under capital leases is included in depreciation and amortization on the statements of cash flows.

In conjunction with the master lease agreements, the Company granted warrants to the lessors to purchase 1,188,000 shares of the Company's common stock, which the Company valued at $0.14 per warrant. All of the warrants have been exercised at a purchase price of $0.67 per share or by receiving shares equal to the value (as determined by a formula) of the warrants by surrender of the warrants.

In 1999, a lessor exercised warrants for the purchase of 15,000 shares by electing to receive 14,950 shares. In 1998, a lessor exercised warrants for the purchase of 151,300 shares by electing to receive 147,054 shares. In 1997, a lessor exercised warrants for the purchase of 10,700 shares by electing to receive 10,322 shares.

(NOTE H) - OTHER ASSETS

Other assets are comprised of the following:

                                                       December 31,
                                                ---------------------------
                                                   1999           1998
                                                   ----           ----
Deferred financing costs, net of accumulated
  amortization of $335........................      $ 9,831         $    -
Note receivable from Officer..................          891            891
Receivable from Vascular Genetics, Inc........        2,081              -
All other assets..............................        1,170          1,273
                                                -----------    -----------
                                                    $13,973         $2,164
                                                ===========    ===========

Deferred financing costs were incurred in connection with the Company's two convertible subordinated debt offerings during fiscal 1999. In connection with the $125,000 5 1/2% convertible subordinated notes, the Company incurred financing costs of approximately $3,962. In connection with the $200,000 5% convertible subordinated notes, the Company incurred financing costs of approximately $6,204. The deferred financing costs represent

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


(NOTE H) - OTHER ASSETS (CONTINUED)

primarily underwriting fees of 3% of the gross amount of notes issued, or $9,750. The Company is amortizing these costs on a straight-line basis over the life of the notes. However, in January 2000, the Company completed a tender offer to the holders of the 5 1/2% convertible subordinated notes, which will result in a reclassification of the remaining deferred financing costs associated with the converted debt to stockholders' equity. See Note Q, Subsequent Events, for further discussion.

The Company holds a note receivable from an officer of $891 that is due on demand and does not bear interest. The note is collateralized by shares of the Company's common stock owned by the officer that have a market value of at least 200% of the outstanding balance of the note.

The Company has a receivable from Vascular Genetics, Inc. ("VGI") in connection with services and materials provided during fiscal 1999. See Note O, Investment in Vascular Genetics, Inc. for further discussion.


(NOTE I) - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

                                                      December 31,
                                                --------------------------
                                                  1999            1998
                                                  ----            ----
Equipment purchases...........................     $1,685          $  799
Professional fees.............................      1,716           1,316
Other accrued expenses........................      4,110           2,527
                                                ---------      ----------
                                                   $7,511          $4,642
                                                   ======          ======

(NOTE J) - LONG-TERM DEBT

The components of long-term debt are as follows:

                                                                                                December 31,
                                           December 31,                                         ------------
               Debt                     1999 Interest Rates          Maturities           1999               1998
               ----                     -------------------          ----------           ----               ----

MIDFA                                          6.43%               December 2003       $    1,780          $     2,224
5  1/2% Convertible Subordinated Notes         5.50%                   June 2006          125,000                    -
5 % Convertible Subordinated Notes             5.00%               December 2006          200,000                    -
                                                                                       ----------          -----------
                                                                                          326,780                2,224
Less current portion                                                                          444                  444
                                                                                       ----------          -----------
                                                                                       $  326,336          $     1,780
                                                                                       ==========          ===========

Annual maturities of all long term debt are as follows:

                                                2000                                    $     444
                                                2001                                          444
                                                2002                                          444
                                                2003                                          448
                                                2004                                            -
                                 2005 and thereafter                                      325,000
                                                                                        ---------
                                                                                        $ 326,780
                                                                                        =========

In December 1994, the Company entered into a loan agreement with Maryland Industrial Development Financing Authority ("MIDFA"). Major leasehold improvements were financed with the proceeds of a $4,000 taxable variable rate bond issue (the "Bonds") from MIDFA. The Company is required to make annual payments of $444 commencing December 1995 plus interest at a variable rate of interest (6.43% at December 31, 1999 and 5.46% at December 31, 1998), to the trustee on behalf of the bondholders which is equal to the interest and principal requirements on the bonds. The variable rate is equal to 50 basis points plus the higher of the yield equivalent of the average 30-day or 90-day commercial paper rate. Under certain circumstances, the rate may be adjusted either

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


(NOTE J) - LONG-TERM DEBT (CONTINUED)

upward or downward but in no event in excess of 10 basis points above or below the rate determined above. MIDFA has entered into an indenture with the Trustee whereby the Trustee has obtained an irrevocable letter of credit on behalf of the bondholders.

Required monthly principal payments of $37 plus interest are deposited into a bond fund. The interest is disbursed monthly to the bondholders. Principal is repaid to the bondholders at the rate of $444 annually with a final payment of $448 on December 1, 2003. The Company deposited $561 and $592 of principal and interest into the bond fund during the years ended December 31, 1999 and 1998, respectively.

In connection with the Loan Agreement, the Company entered into an irrevocable Letter of Credit Agreement with a bank for the account of the Company and in favor of the Trustee in the initial amount of $4,067, which expires on December 15, 2003. Concurrently, the Company entered into a Collateral Pledge Agreement with the bank.

The Company is required to maintain 43% of the outstanding principal amount of the Bonds (50% is required under certain circumstances) with the bank as Collateral for the Letter of Credit. Pursuant to the Collateral Pledge Agreement at December 31, 1999 and 1998, the Company had $1,059 and $1,367, respectively, on deposit with the bank, which is included in Restricted Investments in the balance sheets. The pledge collateral will be released upon the payment and performance in full of the Company's Letter of Credit obligations. The agreement contains covenants with respect to tangible net worth, cash and cash equivalents and investment securities, as well as other covenants, and prohibits the payment of cash dividends. During 1994, the Company incurred costs of $136 in connection with this loan, which are being amortized over the term of the loan.

During fiscal 1999, the Company completed the private placement of $125,000 of 5 1/2% Convertible Subordinated Notes due June 2006, and $200,000 of 5% Convertible Subordinated Notes due December 2006, convertible into common stock at $26.10 and $71.63 per share, respectively. Total debt issuance costs aggregated $10,166, of which $335 had been amortized as of December 31, 1999.

See Note Q, Subsequent Events, for additional discussion of the Company's Convertible Subordinated Notes.

(NOTE K) - COMMITMENTS AND OTHER MATTERS

Operating Leases

The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2019. The leases contain various renewal options. Minimum annual rentals are as follows:

                 Years Ending December 31,
                     2000....................  $ 7,013
                     2001....................    8,750
                     2002....................    8,797
                     2003....................    7,820
                     2004....................    5,442
                     Thereafter..............   54,078
                                               -------
                                               $91,900
                                               =======

The Company has entered into leases for office and laboratory space which provide for certain rent abatement and rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $551 and $343 at December 31, 1999 and 1998, respectively.

Certain other leases provide for escalation for increases in real estate taxes and certain operating expenses, as well as various renewal terms.

During 1997, the Company entered into a 20-year lease for a process development and manufacturing facility consisting of 84,000 square feet expandable to 127,000 square feet being built to the Company's specifications. Annual base rent of $2,236 began January 1, 1999. Pursuant to the lease terms, the Company had a security deposit of $10,578 and $5,382 as of December 31, 1999 and 1998, respectively, on deposit with the bank which is included in Restricted Investments in the balance sheets. The security deposit will accrue interest earned up to a total security deposit of $15,000. Any amounts over $15,000 will be released to the Company. The security deposit

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


(NOTE K) - COMMITMENTS AND OTHER MATTERS (CONTINUED)

Operating Leases (continued)

will be released at the end of the lease term. The lease agreement contains covenants with respect to tangible net worth, cash and cash equivalents and investment securities, as well as other covenants. The lease requires additional security deposit if the Company does not meet its covenants.

During 1998, the Company entered into a lease agreement to lease up to $10,300 of lab, furniture and computer equipment for its recently leased process development and manufacturing facility. The lease agreement has an initial term of 7 years. As of December 31, 1999, the Company had leased $10,300 of equipment. The agreement has been accounted for as an operating lease.

During the fourth quarter of fiscal 1999, the Company entered into an 18-year lease for a 43,000 square foot expansion of the process development and manufacturing facility, bringing the total square footage under lease at this facility to 127,000. Annual base rent of $1,529 commences on January 1, 2001. The financial covenants and security deposit provisions for this lease are included with the provisions of the 1997 lease discussed above. For the entire 127,000 square foot facility, beginning in January 2001 and expiring January 1, 2019, the Company will incur annual lease payments of $3,765.

Rent expense aggregated $7,210, $3,136, and $2,384 for the years ended December 31, 1999, 1998 and 1997, respectively.

Capital Expenditures

At December 31, 1999 and 1998, the Company had commitments for capital expenditures, consisting primarily of laboratory equipment, of $5,506 and $2,480, respectively.

401(k) Plan

Effective January 15, 1993, the Company adopted a 401(k) pension plan available to eligible full-time employees. The Company made contributions of $446, $340, and $235 to the plan for the years ended December 31, 1999, 1998, and 1997, respectively.

(NOTE L) - STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

On December 16, 1999, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation (Fifth) which increased the Company's authorized common stock to 250,000,000 from 50,000,000 shares and increased the Company's authorized preferred stock to 20,000,000 from 1,000,000.

Subsequent to year-end, on January 5, 2000, the Company's Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend payable to stockholders of record as of January 14, 2000. On January 28, 2000, the Company effected the two-for-one stock split. All share, per share, common stock and stock option amounts presented in the financial statements and related footnotes for all periods presented have been restated to reflect the Company's two-for-one stock split.

Stock Option Plans

The Company has stock option plans under which options to purchase shares of the Company's common stock may be granted to employees, consultants and directors at a price no less that the fair market value on the date of grant. At December 31, 1999, the total authorized number of shares under all plans was 13,031,654. The vesting period of the options is determined by the Board of Directors and is generally five years. All options expire after ten years from the date of grant.

The Company issued options to non-employees of 24,000, 12,000, and 16,000 during the years ended December 31, 1999, 1998, and 1997, respectively. The fair value of these options has been recorded as a debit to unearned compensatory stock options and is being amortized over the vesting period of the options. During 1998, the Board of Directors approved the re-pricing of stock option grants totaling 3,829,898 shares to the then current market value.

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


(NOTE L) - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plans (continued)

Option transactions during 1999, 1998 and 1997 are summarized as follows:


                                                   YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------
                                   1999                     1998                      1997
                          -----------------------  ------------------------  ------------------------
                                      WEIGHTED-                 WEIGHTED-                   WEIGHTED-
                                       AVERAGE                   AVERAGE                    AVERAGE
                                       EXERCISE                  EXERCISE                   EXERCISE
                           SHARES       PRICE        SHARES       PRICE        SHARES        PRICE
                          ----------  -----------  -----------  -----------  -----------   -----------

Outstanding at beginning
  of year                 7,162,676     $16.91     6,085,818      $18.71     3,644,794        $11.51
Options granted           2,784,236      49.88     6,411,064       15.46     3,288,702         24.29
Options exercised        (1,145,802)     12.30      (706,566)       9.67      (560,680)         7.45
Options canceled or
  expired                  (183,624)     15.89    (4,627,640)      18.38      (286,998)        13.19
                         -----------              -----------                ----------
Outstanding at end of
  year                    8,617,486      28.20     7,162,676       16.91     6,085,818         18.71
                          ==========              ===========                ==========
Options exercisable at
  end of year             2,689,758      20.64     2,164,630       13.15     1,452,568         11.72
                          ==========              ===========                ==========

The following table summarizes information about stock options outstanding at December 31, 1999:

                                     Options Outstanding                   Options Exercisable
                          -------------------------------------------    ------------------------
                                          Weighted-
                                           Average
                                           Remaining       Weighted-                     Average
                                          Contractual       Average                     Weighted-
                            Number          Life (In       Exercise        Number        Exercise
Range of Exercise Price   Outstanding        Years)          Price       Exercisable     Price
-----------------------   -----------    ---------------   ----------    -----------   ----------

$   0.10 to $   6.38          70,178            3.6          $ 1.69         69,679        $ 1.65
$   6.39 to $  11.00         253,760            4.7            9.30        243,513          9.28
$  11.01 to $  17.25       4,750,712            7.6           14.64      1,812,690         14.47
$  17.26 to $  19.50         139,400            8.9           18.03         36,000         18.56
$  19.51 to $  34.99         358,600            9.2           21.31         30,000         20.33
$  35.00 to $  50.00       1,149,400            7.3           42.89        204,000         40.95
$  50.01 to $  65.00       1,895,436            9.9           58.82        293,876         58.75
                           ---------                                     ---------
                           8,617,486            8.0           28.20      2,689,758         20.64
                           =========                                     =========

The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1999, 1998, and 1997 would have been approximately $78,202, $27,661, and $32,493, respectively, or $1.70 per share, $0.62 per share, and $0.75 per share, respectively. The fair value of the options granted during 1999, 1998 and 1997 is estimated as $31.30, $8.52 and $9.13 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for all years presented, volatility of 62% for 1999, 52% for 1998 and 46.03% for 1997, risk-free interest rate of 6.71% for 1999, 4.54% for 1998 and 5.75% for 1997, and expected life of 6 years for all years presented. The effect of applying SFAS No. 123 on 1999, 1998 and 1997 pro forma net loss and net loss per share as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the
(2) fair value of additional stock options in future years.

Options available for future grant were 1,297,898 at December 31, 1999.

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


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

(NOTE N) - INCOME TAXES

The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

                                                       Year Ended December 31,
                                                       -----------------------
                                                  1999            1998           1997
                                                  ----            ----           ----
Federal income tax provision at 34%..........   $  (14,261)      $ (7,860)      $ (7,181)
Expenses for which no tax benefit is
     available...............................           96             45             31
Expenses for which no book benefit is
     available...............................       (2,900)        (1,664)        (1,550)
 Increase in valuation allowance on
     deferred tax assets.....................       18,252         13,554         12,465
State taxes, net of federal tax benefit......       (2,001)        (1,131)        (1,286)
Recharacterization of foreign tax credits
     to deductions...........................        1,195              -              -
Foreign taxes paid...........................          225            225            245
Tax credits generated and not used...........       (2,299)        (1,097)        (2,436)
Other........................................        1,918         (1,847)           (43)
                                                ----------       --------       ---------
                                                $      225       $    225      $     245
                                                ==========       ========      =========

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


(NOTE N) - INCOME TAXES (CONTINUED)


                                                                   CURRENT            LONG-TERM
                                                               ASSET/(LIABILITY)   ASSET/(LIABILITY)
                                                               -----------------   -----------------

December 31, 1999
    Net operating loss carryforward.........................   $          -       $   40,436
    Research and development and other tax credit
      carryforwards.........................................              -            9,517
    Deferred revenue........................................          1,234            6,942
    Depreciation............................................              -              528
    Reserves................................................              -              860
    Other...................................................            483              220
                                                               ------------       ----------
                                                                      1,717           58,503
    Less valuation allowance................................         (1,717)         (58,503)
                                                               ------------       ----------
                                                               $          -       $        -
                                                               ============       ==========

December 31, 1998
    Net operating loss carryforward.........................   $          -       $   23,052
    Research and development and other tax credit
      carryforwards.........................................              -            7,438
    Deferred revenue........................................                           8,925
    Depreciation............................................                           1,339
    Other...................................................            330              143
                                                               ------------       ----------
                                                                        330           40,897
    Less valuation allowance................................           (330)         (40,897)
                                                               ------------       ----------
                                                               $          -       $        -
                                                               ============       ==========

The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.

Provision for income taxes is comprised of the following:

                                                         Year Ended December 31,
                                                  -------------------------------------
                                                   1999          1998           1997
                                                   ----          ----           ----
Current:
   Federal....................................         $  -        $  -           $  -
   State......................................            -           -              -
   Foreign taxes..............................          225         225            245
Deferred......................................            -           -              -
                                                    -------     -------        -------
                                                       $225        $225           $245
                                                    =======     =======        =======

The Company has available tax credit carryforwards expiring as follows:

2008...................................................      $   745
2009...................................................        1,297
2010...................................................          534
2011...................................................          846
2012...................................................        1,711
2018...................................................        1,847
2019...................................................        2,299
No expiration..........................................          238
                                                            --------
                                                             $ 9,517
                                                            ========

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


(NOTE N) - INCOME TAXES (CONTINUED)

The Company has net operating loss carryforwards for federal income tax purposes of approximately $103,800 which expire, if unused, from the year 2010 through the year 2019. The tax benefit of approximately $10,900 of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryforwards.

(NOTE O) - INVESTMENT IN VASCULAR GENETICS INC.

In November 1997, the Company entered into an agreement with three other parties to form Vascular Genetics Inc. ("VGI"), to pursue the development and commercialization of gene therapy products for the treatment of vascular diseases. As a result of the November 1997 agreement and other transactions since that time, as of December 31, 1999, the Company holds a significant minority equity interest in VGI of 32.0%. The Company also holds preemptive rights that will permit retention of the Company's ownership position in the event of a future financing. In addition, the Company has the option to purchase 100% of VGI's common stock at fair market value upon receiving the approval from one of the other parties and the board of directors of VGI. The Company will earn royalties on net sales from products developed and commercialized by VGI or by a party granted a sublicense by VGI. Royalty rates are competitive and increase as specified sales targets are reached. In addition, the Company has the option to manufacture certain products developed by VGI and receive a manufacturing fee. The Company committed to lend VGI up to $600 at an interest rate of prime plus 1%. In 1998, the Company loaned $600 to VGI of which the Company forgave $100 in 1998. In 1998, the Company recorded on its statement of operations $2,226 as Equity in Loss of Joint Venture. The Company has appointed two directors to the Board of Directors of VGI.

During 1999, the Company provided manufacturing services and product to VGI in connection with a manufacturing agreement. At December 31, 1999, the Company's receivable balance due from VGI is $2,081. This balance represents the net of fiscal 1999 revenues of $1,677 along with certain other costs recorded as pass-through charges to VGI, less payments received from VGI.

(NOTE P) - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                                                  Year Ended December 31,
                                                                   -----------------------------------------------------
                                                                       1999              1998                 1997
                                                                       ----              ----                 ----
Numerator:
     Net loss                                                      $   (42,169)       $   (23,182)        $     (21,393)
                                                                   ============       ============        ==============
Denominator:
     Denominator for basic earnings per
       share - weighted-average shares                              46,025,994         44,868,262            43,050,566
                                                                   ============       ============        ==============
     Denominator for diluted earnings per
       share - adjusted weighted average
       shares and assumed conversions                               46,025,994         44,868,262            43,050,566
                                                                   ============       ============        ==============

Basic net loss per share                                           $     (0.92)       $     (0.52)        $       (0.50)
                                                                   ============       ============        ==============
Diluted net loss per share                                         $     (0.92)       $     (0.52)        $       (0.50)
                                                                   ============       ============        ==============

(NOTE Q) - SUBSEQUENT EVENTS

During the first quarter of fiscal 2000, the Company concluded an offer to the holders of its 5 1/2% Notes to convert their Notes into common stock. As an inducement to convert, the Company offered its 5 1/2% Note holders an additional one hundred and eighty dollars per thousand dollars of principal amount of the 5 1/2% Notes, payable in the Company's common stock. This inducement was in addition to the 38.3142 shares issuable for each thousand dollar principal amount of 5 1/2% Notes convertible at $26.10 per share. As a result of the conversions, the Company converted $118,285 of 5 1/2% Notes to common stock and issued a total of 4,786,104 shares of common stock, including a total of 254,122 shares of common stock issued as an inducement to convert. In the first quarter of fiscal 2000, the Company will record a one-time charge of $21,017, representing $19,433 in inducement costs and an additional $1,584 in other costs associated with this conversion. In addition, the Company will reclassify the $3,470 of unamortized debt financing costs to stockholders' equity as part of the conversion.

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)


(NOTE Q) - SUBSEQUENT EVENTS (CONTINUED)

The pro forma effects of this conversion, had it occurred prior to December 31, 1999 would appear as follows:

                                                                    (unaudited)
                                              As Reported at       Pro Forma at
                                             December 31, 1999    December 31, 1999
                                             -----------------    -----------------
Total Assets                                     $    527,725        $    522,670
Long-term Debt, net of current portion           $    326,336        $    208,051
Total Liabilities                                $    358,657        $    240,372
Stockholders' Equity                             $    169,068        $    282,298
Net Income (Loss)                                $    (42,169)       $    (63,186)

Common stock outstanding                           46,657,128          51,443,232
Weighted average common shares outstanding         46,025,994          50,812,098

Basic and diluted net income (loss) per
  share                                          $      (0.92)       $      (1.24)

In addition, during the first quarter of fiscal 2000, the Company completed the private placement of $225,000 of 5% Convertible Subordinated Notes due February 2007, convertible into common stock at $112.50 per share. Debt issuance costs amounted to approximately $7,513. See Note R, Events (unaudited) Subsequent to Date of Independent Auditors Report, for additional discussion of the Company's debt activity.

(NOTE R) - EVENTS (UNAUDITED) SUBSEQUENT TO DATE OF INDEPENDENT AUDITORS REPORT

   On February 29, 2000, the Company announced an agreement with Cambridge Antibody Technology plc ("CAT"). The ten-year agreement provides the Company with rights to use CAT technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company also has rights to use CAT antibody technology for the use and sale of research tools, for which the Company will pay to CAT a share of revenues received. The Company will also pay CAT clinical development milestones and royalties based on product sales. The Company and CAT also plan to combine resources to develop and sell a significant number of therapeutic antibody products. CAT has the right to select up to twenty-four of the Company's proprietary antigens for laboratory development. The Company has the option to share clinical development costs and to share the profits equally with CAT on up to eighteen such products. CAT has rights to develop six such products on its own. The Company is entitled to clinical development milestones and royalty payments on the products developed by CAT.

   Under the agreement, the Company will also buy 1,670,000 ordinary shares of CAT for the sterling equivalent of approximately $55,000, giving the Company an initial equity stake of approximately six percent in CAT. In March 2000, the Company paid an additional $12,000 in licensing fees to CAT, which includes research support at CAT to help them to develop the Company's human antibody products. A portion of the equity investment is subject to approval by CAT's shareholders. The equity investment is expected to close in April 2000.

   On March 2, 2000, the Company announced the call of its $200,000 aggregate principal amount of 5% Convertible Subordinated Notes Due 2006 for redemption on March 22, 2000. In lieu of redemption, holders may convert their notes into the Company's common stock at any time on or prior to March 21, 2000. Based upon the current market price of the Company's common stock, the Company expects that holders will convert their notes into common stock rather than accept redemption. Holders of the notes would receive one thousand dollars in cash per one thousand dollars principal amount of notes, plus accrued interest, or may convert their notes into common stock. The notes may be converted into common stock at a price of $71.625 per share, which is equivalent to 13.9616 shares of common stock per one thousand dollars principal amount of notes. In addition, the Company will make a "make-whole" payment of one hundred and fifty dollars per one thousand dollars principal amount of notes, whether redeemed or converted, which will result in a one-time charge to earnings of $30,000.

   In March 2000, the Company completed a private placement of $300,000 aggregate principal of 3 3/4% Convertible Subordinated Notes Due March 2007. The Company received net proceeds of approximately $291,200.

                          HUMAN GENOME SCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)

(NOTE S) - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for fiscal 1999 and 1998 is presented in the following tables:


                                                   1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                                   -----------  -----------  -----------  -----------
1999
Revenue                                             $  1,422     $14,798      $  7,442    $    862
Income (loss) from Operations                        (14,738)     (4,279)      (11,735)    (20,169)
Net income (loss)                                    (12,253)     (2,248)       (9,713)    (17,955)
Basic and diluted net income per share (1)             (0.27)      (0.05)        (0.21)      (0.39)

Stock Prices (1)
  High                                                 18.38       23.00         44.75       79.78
  Low                                                  14.81       17.47         20.44       37.09


1998
Revenue                                             $  1,991     $13,936      $ 11,279    $  2,392
Income (loss) from Operations                        (12,549)       (936)       (4,534)    (13,759)
Net income (loss)                                     (9,733)      1,223        (2,127)    (12,545)
Basic and diluted net income per share (1)             (0.22)       0.03         (0.05)      (0.28)

Stock Prices (1)
  High                                                 22.56       21.63         20.00       18.13
  Low                                                  17.88       17.50         11.66       12.78

(1) Restated to reflect two-for-one stock split paid in the form of a stock dividend on January 28, 2000.