Form 10-Q
period 2000-03-31
HUMAN GENOME SCIENCES INC
filed 2000-05-12
CIK 901219

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

For quarterly period ended March 31, 2000       Commission File Number 0-22962

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

The number of shares of the registrant's common stock outstanding on March 31, 2000 was 54,548,184.


================================================================================

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Statements of Operations for the three months
               ended March 31, 2000 and 1999.......................................         3

           Balance Sheets at March 31, 2000 and December 31, 1999..................         4

           Statements of Cash Flows for the three months
               ended March 31, 2000 and 1999.......................................         5

           Notes to Financial Statements...........................................         7

 Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......................        10

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............        12


PART II.   OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K........................................        13

           Signatures..............................................................        14

           Exhibit Index...........................................................   Exhibit Volume

                          PART I. FINANCIAL INFORMATION

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS

                                                    Three months ended
                                                         March 31,
                                             --------------------------------
                                                 2000                1999
                                             ------------        ------------
                                               (dollars in thousands, except
                                                share and per share amounts)
Revenue - research and development
     collaborative contracts .........       $        642        $      1,422
                                             ------------        ------------
Costs and expenses:
   Research and development ..........             19,514              13,374

   General and administrative ........              6,016               2,786
                                             ------------        ------------

         Total costs and expenses ....             25,530              16,160
                                             ------------        ------------

Income (loss) from operations ........            (24,888)            (14,738)

Interest income ......................              9,773               2,512

Interest expense .....................             (2,965)                (27)

Debt conversion expenses .............            (50,818)                -0-
                                             ------------        ------------

Income (loss) before taxes ...........            (68,898)            (12,253)

Provision for income taxes ...........                -0-                 -0-
                                             ------------        ------------

Net income (loss) ....................       $    (68,898)       $    (12,253)
                                             ============        ============

Net income (loss) per share, basic and
    diluted ..........................       $      (1.34)       $      (0.27)
                                             ============        ============

Weighted average shares outstanding,
    basic and diluted ................         51,511,769          45,652,344
                                             ============        ============

                See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS

                                                                           March 31,        December 31,
                                                                             2000               1999
                                                                         -----------        -----------
ASSETS                                                                        (dollars in thousands)
------
Current assets:
     Cash and cash equivalents ...................................       $   442,333        $   180,839
     Short-term investments ......................................           461,011            273,716
     Prepaid expenses and other current assets ...................             5,893              4,294
                                                                         -----------        -----------
         Total current assets ....................................           909,237            458,849

Long-term investments ............................................            34,090             17,709
Property, plant and equipment (net of accumulated depreciation) ..            27,364             25,557
Restricted investments ...........................................            11,790             11,637
Other assets .....................................................            37,932             13,973
                                                                         -----------        -----------
         TOTAL ASSETS ............................................       $ 1,020,413        $   527,725
                                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current portion of long-term debt ...........................       $       444        $       444
     Accounts payable and accrued expenses .......................            11,254              7,511
     Accrued payroll and related taxes ...........................             2,586              2,380
     Deferred revenues ...........................................             3,568              3,568
                                                                         -----------        -----------
         Total current liabilities ...............................            17,852             13,903

Long-term debt, net of current portion ...........................           533,051            326,336
Deferred revenues ................................................            17,333             17,975
Other liabilities ................................................               480                443
                                                                         -----------        -----------
         Total liabilities .......................................           568,716            358,657
                                                                         -----------        -----------

Stockholders' Equity:
      Common stock ...............................................               545                466
      Additional paid-in capital .................................           634,563            299,791
      Unearned portion of compensatory stock .....................              (287)              (335)
      Retained earnings (deficit) ................................          (189,771)          (120,873)
      Accumulated other comprehensive income (deficit) ...........             6,647             (9,981)
                                                                         -----------        -----------
         Total stockholders' equity ..............................           451,697            169,068
                                                                         -----------        -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............       $ 1,020,413        $   527,725
                                                                         ===========        ===========

                See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                   Three months ended
                                                                                          March 31,
                                                                                  2000             1999
                                                                                ---------        ---------
                                                                                  (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...................................................       $ (68,898)       $ (12,253)
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper ....          (2,885)             338
        Depreciation and amortization ...................................           2,491            1,638
        Inducement costs paid in the form of common stock ...............          19,433              -0-
        Loss (gain) on disposal of fixed assets .........................             -0-                4
        Compensation expense related to stock options ...................              48               13
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets ....................          (1,177)            (448)
           Other assets .................................................         (17,441)              43
           Accounts payable and accrued expenses ........................           4,160             (926)
           Accrued payroll and related taxes ............................             206            1,023
           Deferred revenues ............................................            (642)          (1,414)
           Other liabilities ............................................              37               (9)
                                                                                ---------        ---------
        Net cash provided by (used in) operating activities .............         (64,668)         (11,991)
                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - property, plant and equipment ................          (4,591)          (1,834)
    Purchase of short-term investments and marketable securities ........        (231,191)         (16,844)
    Proceeds from sales and maturities of investments and marketable
        securities ......................................................          46,607           36,967
                                                                                ---------        ---------
        Net cash provided by (used in) investing activities .............        (189,175)          18,289
                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Restricted investments ..............................................            (153)             (71)
    Proceeds from issuance of long term debt (net of expenses) ..........         508,850              -0-
    Proceeds from issuance of common stock (net of expenses) ............           6,640            2,609
                                                                                ---------        ---------
        Net cash provided by (used in) financing activities .............         515,337            2,538
                                                                                ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................         261,494            8,836

Cash and cash equivalents - beginning of period .........................         180,839           16,139
                                                                                ---------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD ...............................       $ 442,333        $  24,975
                                                                                =========        =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest ........................................................       $  30,067        $      17
        Income taxes ....................................................             -0-               50


                See accompanying notes to financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (DOLLARS IN THOUSANDS):

In January 2000, the Company converted $118,285 of 5 1/2% Convertible Subordinated Notes Due 2006 to common stock and incurred $19,433 in inducement costs paid in the form of common stock as an inducement to convert. In addition, the Company reclassified $3,470 of unamortized debt financing costs associated with these notes to stockholders' equity as part of the conversion.

In March 2000, the Company converted $200,000 of 5% Convertible Subordinated Notes Due 2006 to common stock. In connection with this conversion, the Company made a $30.0 million cash "make-whole" payment. In addition, the Company reclassified $6,037 of unamortized debt financing costs associated with these notes to stockholders' equity as part of the conversion.

                 See accompanying notes to financial statements

                           HUMAN GENOME SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2000
                (In thousands, except share and per share data)

         NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements of Human Genome Sciences, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month period ended March 31, 2000 and 1999, the Company's financial position at March 31, 2000, and the cash flows for the three month periods ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

         Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

         The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of future financial results.

         Share and per share amounts have been restated to reflect a two-for-one stock split paid in the form of a stock dividend on January 28, 2000.

         NOTE 2.  COMPREHENSIVE INCOME (LOSS)

         During the three months ended March 31, 2000 and 1999, total comprehensive income (loss) amounted to:

                                                                    Three months ended
                                                                         March 31,
                                                                 ------------------------
                                                                   2000            1999
                                                                 --------        --------

         Net income (loss)                                       $(68,898)       $(12,253)

         Unrealized gain (loss)  on short-term investments            247            (276)

         Unrealized gain (loss) on long-term investments           16,381          (5,091)
                                                                 --------        --------

                Total comprehensive income (loss)                $(52,270)       $(17,620)
                                                                 ========        ========


         NOTE 3.  NEW SEC INTERPRETATIONS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the second fiscal quarter of fiscal years beginning after December 15, 1999, the second quarter of 2000 for the Company, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company is currently in the process of evaluating what impact, if any, SAB 101 will have on the financial position or results of operations of the Company.

                           HUMAN GENOME SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2000
                (In thousands, except share and per share data)

         NOTE 4.  COLLABORATIVE AGREEMENTS

         On February 29, 2000, the Company entered into an agreement with Cambridge Antibody Technology plc ("CAT"). The ten-year agreement provides the Company with rights to use CAT technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company also has rights to use CAT antibody technology for the use and sale of research tools, for which the Company will pay to CAT a share of revenues received. The Company will also pay CAT clinical development milestones and royalties based on product sales. The Company and CAT also plan to combine resources to develop and sell therapeutic antibody products. CAT has the right to select up to twenty-four of the Company's proprietary antigens for laboratory development. The Company has the option to share clinical development costs and to share the profits equally with CAT on up to eighteen such products. CAT has rights to develop six such products on its own. The Company is entitled to clinical development milestones and royalty payments on the products developed by CAT.

         In March 2000, the Company paid $12,000 in licensing fees to CAT, which includes research support at CAT for ten years to help them to develop the Company's human antibody products. Subsequent to March 31, 2000, the Company purchased 1,670,000 ordinary shares of CAT for the sterling equivalent of approximately $54,744, giving the Company an equity stake of approximately six percent in CAT.

         NOTE 5.  LONG-TERM DEBT

         The Company completed the private placement of $225,000 of 5% Convertible Subordinated Notes Due 2007 ("5% Notes") and $300,000 of 3 3/4% Convertible Subordinated Notes Due 2007 ("3 3/4% Notes") during the quarter ended March 31, 2000. The 5% Notes and the 3 3/4% Notes are convertible into common stock at $112.50 and $219.00 per share, respectively. Debt issuance costs for the total $525,000 of Notes amounted to approximately $16,550, including accrued expenses.

         5 1/2% Convertible Subordinated Notes Due 2006

         In January 2000, the Company concluded an offer to the holders of its $125,000 aggregate principal amount of 5 1/2% Notes to convert their notes into common stock. As an inducement to convert, the Company offered its 5 1/2% Note holders an additional one hundred and eighty dollars per thousand dollars of principal amount of the 5 1/2% Notes, payable in the Company's common stock. This inducement was in addition to the 38.3142 shares issuable for each thousand dollars of principal amount of 5 1/2% Notes convertible at $26.10 per share. As a result of the conversions, the Company converted $118,285 of 5 1/2% Notes to common stock and issued a total of 4,786,104 shares of common stock, including a total of 254,122 shares of common stock issued as an inducement to convert. In the first quarter of fiscal 2000, the Company recorded a one-time charge of $20,818, including $19,433 in inducement costs associated with this conversion. In addition, the Company reclassified $3,470 of unamortized debt financing costs to stockholders' equity as part of the conversion.

         5% Convertible Subordinated Notes Due 2006

         In March 2000, the Company announced and completed the call of its $200,000 aggregate principal amount of 5% Convertible Subordinated Notes Due 2006. All of the holders of the notes converted their notes into common stock at a price of $71.625 per share, which is equivalent to 13.9616 shares of common stock per one thousand dollars of principal amount of notes. As a result of the conversion, the Company issued 2,792,292 shares of common stock to the holders of these Notes. In addition, the Company made a "make-whole" payment of one hundred and fifty dollars per one thousand dollars of principal amount of notes, which resulted in a one-time charge to earnings of $30,000. In addition, the

                           HUMAN GENOME SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2000
                (In thousands, except share and per share data)

         NOTE 5.  LONG-TERM DEBT, CONTINUED

         Company reclassified $6,037 of unamortized debt financing costs to stockholders' equity as part of the conversion.

         NOTE 6.  STOCKHOLDERS' EQUITY

         On January 5, 2000, the Company's Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend payable to stockholders of record as of January 14, 2000. On January 28, 2000, the Company effected the two-for-one stock split. All share, per share, and common stock amounts presented in the financial statements and related footnotes for all periods presented have been restated to reflect the Company's two-for-one stock split.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999.

RESULTS OF OPERATIONS

    Revenues. We had revenues of $0.6 million for the three months ended March 31, 2000 compared with revenues of $1.4 million for the three months ended March 31, 1999. Revenues for both the three months ended March 31, 2000 and March 31, 1999 represented the recognition of $0.6 million in revenue from Transgene, S.A., and additionally, during the three months ending March 31, 1999, the recognition of $0.8 million from Pharmacia and Upjohn for research services pursuant to their collaboration agreement.

    We expect that our revenues may be limited to annual license fees and research payments from our collaborations with Schering Corporation and Schering Plough Ltd., Sanofi-Synthelabo S.A., and Merck KgaA, interest income, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any such further arrangements. Revenues from Schering, Synthelabo, and Merck will substantially conclude during fiscal year 2000.

    Expenses. Research and development expenses were $19.5 million for the three months ended March 31, 2000 compared to $13.4 million for the three months ended March 31, 1999. The increase is due primarily to operational costs related to the start up of our leased 84,000 square foot manufacturing and process development facility in April 1999, as well as increased expenditures in both preclinical and clinical trial research.

    General and administrative expenses increased to $6.0 million for the three months ended March 31, 2000 from $2.8 million for the three months ended March 31, 1999. The increase for the three month period ended March 31, 2000 resulted generally from higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered, along with transaction-related expenses in support of our expanding activities. Interest income increased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to higher cash balances. Interest expense increased for the three month periods primarily due to the issuance of $525.0 million of convertible subordinated notes during the first quarter of fiscal 2000.

    Debt conversion expenses of $50.8 million relate to the conversion costs of $318.3 million aggregate principal amount of convertible subordinated notes into equity. We converted $118.3 million of our $125.0 million aggregate principal amount of 5 1/2% Notes Due 2006 to common stock at a cost of $20.8 million, substantially all of which was paid in the form of common stock. In addition, we converted all of our $200.0 million aggregate principal amount of 5% Notes
Due 2006 to common stock at a cost of $30.0 million, all of which was paid in cash.

    Net Income. We recorded a net loss of $68.9 million, or $1.34 per share, for the three months ended March 31, 2000 compared to a net loss of $12.3 million, or $0.27 per share, for the three months ended March 31, 1999. The increased loss for the three month period of 2000 reflects the expense of $50.8 million, or $0.99 per share, relating to the conversion of convertible subordinated notes into equity, along with increased investment in the development of preclinical and clinical drug candidates and the operation of the manufacturing and process development facility. Excluding the debt conversion expenses, our net loss for the first quarter of fiscal 2000 would have been $18.1 million, or $0.35 per share, compared to $12.3 million, or $0.27 per share, for the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We had working capital of $891.4 million at March 31, 2000 as compared to $444.9 million at December 31, 1999. The increase resulted from the placement of $525.0 million of convertible subordinated notes partially offset by the net operating loss generated during the three month period and capital expenditures, and our $30.0 million cash "make-whole" payment in connection with the conversion of $200.0 million of convertible subordinated notes into equity.

         We expect to continue to incur substantial expenses relating to our research and development efforts, which are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein product candidates.

         We expect that our existing funds, interest income, and committed license fees and research payments from existing collaboration agreements will be sufficient to fund our operations for the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, our ability to establish additional collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

         Our funds are currently invested in U.S. Treasury and government agency obligations, high grade corporate debt securities and commercial paper. Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We do not have significant exposure to market risks associated with changes in interest rates related to our corporate debt securities held as of March 31, 2000. We believe that any market change related to our U.S. securities held as of March 31, 2000 is not material to our financial statements. As of March 31, 2000, the carrying value of our equity investment in Transgene was approximately $34.1 million. Our investment in Transgene is subject to equity market risk. In February 2000, we entered into an agreement with Cambridge Antibody Technology to invest approximately $54.7 million in exchange for 1,670,000 ordinary shares of CAT. Because we were to make this investment in pounds sterling, we entered into a forward contract in order to eliminate any foreign currency risk associated with the purchase price. We closed this transaction in April 2000. Our ongoing investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

                           PART II. OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

                  27.1   Financial data schedule.

         ---------------------------

                  (b)    Reports on Form 8-K

                         We filed a Current Report on Form 8-K, on March 24,
                  2000, announcing the redemption of our $200 million aggregate principal amount of 5% Convertible Subordinated Notes Due 2006.

                         We filed other Current Reports on Form 8-K on February
                  2, 2000, March 3, 2000, and March 13, 2000. Please refer to our Annual Report on Form 10-K, filed March 17, 2000.

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

                                    HUMAN GENOME SCIENCES, INC.



                                    BY: /s/ William A. Haseltine, Ph.D.
                                        ---------------------------------------
                                            William A. Haseltine, Ph.D.
                                            Chairman & Chief Executive Officer


                                    BY: /s/ Steven C. Mayer
                                        ---------------------------------------
                                            Steven C. Mayer
                                            Senior Vice President and
                                               Chief Financial Officer

Dated: May 12, 2000

                                  EXHIBIT INDEX

Exhibit
Page Number
-----------
       27.1       Financial data schedule.

------------------------