Form 10-Q
period 2000-06-30
HUMAN GENOME SCIENCES INC
filed 2000-08-03
CIK 901219

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

 For quarterly period ended June 30, 2000       Commission File Number 0-22962

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



The number of shares of the registrant's common stock outstanding on June 30, 2000 was 54,853,965.


================================================================================

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
      PART I.        FINANCIAL INFORMATION

      Item 1.        Financial Statements

                     Statements of Operations for the three and six months
                          ended June 30, 2000 and 1999....................................................          3

                     Balance Sheets at June 30, 2000 and December 31, 1999................................          4

                     Statements of Cash Flows for the six months
                          ended June 30, 2000 and 1999....................................................          5

                     Notes to Financial Statements........................................................          7

      Item 2.        Management's Discussion and Analysis of
                          Financial Condition and Results of Operations...................................          9

      Item 3.        Quantitative and Qualitative Disclosures About Market Risk...........................         11


     PART II.        OTHER INFORMATION

      Item 4.        Submission of Matters to a Vote of Security Holders..................................         12

      Item 6.        Exhibits and Reports on Form 8-K.....................................................         12

                     Signatures...........................................................................         13

                     Exhibit Index........................................................................      Exhibit Volume

                          PART I. FINANCIAL INFORMATION

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF OPERATIONS

                                                       Three months ended June 30,               Six months ended June 30,
                                                        2000                 1999                2000                 1999
                                                  ------------------   ------------------  ------------------   ------------------
                                                            (dollars in thousands, except share and per share amounts)
Revenue - research and development
      collaborative contracts................     $          12,642    $          14,798   $          13,284    $          16,220
                                                  ------------------   ------------------  ------------------   ------------------
Costs and expenses:
   Research and development..................                21,723               14,896              41,237               28,270

   General and administrative................                 6,504                4,181              12,520                6,967
                                                  ------------------   ------------------  ------------------   ------------------

           Total costs and expenses..........                28,227               19,077              53,757               35,237
                                                  ------------------   ------------------  ------------------   ------------------

Income (loss) from operations................               (15,585)              (4,279)            (40,473)             (19,017)

Interest income..............................                13,241                2,396              23,015                4,908

Interest expense.............................                (6,424)                (140)             (9,390)                (167)

Debt conversion expenses.....................                    -0-                  -0-            (50,818)                  -0-
                                                  ------------------   ------------------  ------------------   ------------------

Income (loss) before taxes...................                (8,768)              (2,023)            (77,666)             (14,276)

Provision for income taxes...................                   225                  225                 225                  225
                                                  ------------------   ------------------  ------------------   ------------------

Net income (loss)............................     $          (8,993)   $          (2,248)  $         (77,891)   $         (14,501)
                                                  ==================   ==================  ==================   ==================

Net income (loss) per share,
    basic and diluted........................     $           (0.16)   $           (0.05)  $           (1.47)   $           (0.32)
                                                  ==================   ==================  ==================   ==================

Weighted average shares outstanding,
    basic and diluted........................            54,630,542           45,862,956          53,075,314           45,758,232
                                                  ==================   ==================  ==================   ==================

                See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                                 BALANCE SHEETS

                                                                                       June 30,              December 31,
                                                                                         2000                    1999
                                                                                   ------------------    ---------------------
ASSETS                                                                                        (dollars in thousands)
------
Current assets:
      Cash and cash equivalents .............................................          $     258,967         $        180,839
      Short-term investments.................................................                582,467                  273,716
      Prepaid expenses and other current assets..............................                 19,229                    4,294
                                                                                   ------------------    ---------------------

           Total current assets..............................................                860,663                  458,849

Long-term investments........................................................                107,200                   17,709
Property, plant and equipment (net of accumulated depreciation)                               29,723                   25,557
Restricted investments.......................................................                 11,960                   11,637
Other assets.................................................................                 37,325                   13,973
                                                                                   ------------------    ---------------------
           TOTAL ASSETS......................................................          $   1,046,871         $        527,725
                                                                                   ==================    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Current portion of long-term debt......................................            $       444         $            444
      Accounts payable and accrued expenses..................................                 15,631                    7,511
      Accrued payroll and related taxes......................................                 11,170                    2,380
      Deferred revenues......................................................                  3,568                    3,568
                                                                                   ------------------    ---------------------
           Total current liabilities.........................................                 30,813                   13,903

Long-term debt, net of current portion.......................................                532,951                  326,336
Deferred revenues............................................................                 16,691                   17,975
Other liabilities............................................................                    482                      443
                                                                                   ------------------    ---------------------
           Total liabilities.................................................                580,937                  358,657
                                                                                   ------------------    ---------------------
Stockholders' Equity:
      Common stock...........................................................                    549                      466
      Additional paid-in capital.............................................                639,442                  299,791
      Unearned portion of compensatory stock options.........................                   (239)                    (335)
      Retained earnings (deficit)............................................               (198,764)                (120,873)
      Accumulated other comprehensive income (loss)..........................                 24,946                   (9,981)
                                                                                   ------------------    ---------------------
           Total stockholders' equity........................................                465,934                  169,068
                                                                                   ------------------    ---------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   1,046,871         $        527,725
                                                                                   ==================    =====================

                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                Six months ended
                                                                                                    June 30,
                                                                                              2000           1999
                                                                                       --------------     --------------
                                                                                             (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...............................................................  $     (77,891)    $     (14,501)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper.................         (5,912)              407
        Depreciation and amortization................................................          5,026             3,395
        Inducement costs paid in the form of common stock............................         19,433                -0-
        Loss (gain) on disposal of fixed assets......................................              8                -0-
        Compensation expense related to stock options................................             96                23
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets.................................        (14,833)           (7,806)
           Other assets..............................................................        (17,627)           (2,089)
           Accounts payable and accrued expenses.....................................          8,963             1,095
           Accrued payroll and related taxes.........................................          8,790               984
           Deferred revenues.........................................................         (1,284)           (2,529)
           Other liabilities.........................................................             39               (19)
                                                                                       --------------     --------------
        Net cash provided by (used in) operating activities..........................        (75,192)          (21,040)
                                                                                       --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - property, plant and equipment.............................         (8,961)           (5,281)
    Purchase of short-term investments and marketable securities.....................       (389,756)          (48,560)
    Purchase of long-term investment.................................................        (54,744)               -0-
    Proceeds from sales and maturities of short-term investments and
        marketable securities........................................................         86,999            48,547
                                                                                       --------------     --------------
        Net cash provided by (used in) investing activities..........................       (366,462)           (5,294)
                                                                                       --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long term debt (net of expenses).......................        508,620            97,000
    Restricted investments...........................................................           (323)             (146)
    Proceeds from issuance of common stock (net of expenses).........................         11,485             5,102
                                                                                       --------------    --------------
        Net cash provided by (used in) financing activities..........................        519,782           101,956
                                                                                       --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................         78,128            75,622

Cash and cash equivalents - beginning of period......................................        180,839            16,139
                                                                                       --------------    --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD............................................  $     258,967     $      91,761
                                                                                       ==============    ==============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest.....................................................................  $      30,084     $          36
        Income taxes.................................................................             -0-               75

                 See accompanying notes to financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (DOLLARS IN THOUSANDS):

In January 2000, the Company converted $118,285 of 5 1/2% Convertible Subordinated Notes Due 2006 into common stock and incurred $19,433 in inducement costs paid in the form of common stock as an inducement to convert. In addition, the Company reclassified $3,470 of unamortized debt financing costs associated with these notes to stockholders' equity as part of the conversion.

In March 2000, the Company converted $200,000 of 5% Convertible Subordinated Notes Due 2006 into common stock. In connection with this conversion, the Company made a $30,000 cash "make-whole" payment. In addition, the Company reclassified $6,037 of unamortized debt financing costs associated with these notes to stockholders' equity as part of the conversion.

                 See accompanying notes to financial statements

                           HUMAN GENOME SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2000
                        (In thousands, except share data)

         NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements of Human Genome Sciences, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2000 and 1999, the Company's financial position at June 30, 2000, and the cash flows for the six month periods ended June 30, 2000 and 1999. These adjustments are of a normal recurring nature.

         Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K and the Company's March 31, 2000 Quarterly Report on Form 10-Q.

         The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of future financial results.

         Share and per share amounts have been restated to reflect a two-for-one stock split paid in the form of a stock dividend on January 28, 2000.

         NOTE 2.  COMPREHENSIVE INCOME (LOSS)

         During the three and six month periods ended June 30, 2000 and 1999, total comprehensive income (loss) amounted to:

                                                          Three months ended                  Six months ended
                                                                June 30,                          June 30,
                                                         2000             1999           2000               1999
                                                         ----             ----           ----               ----
                                                                           (dollars in thousands)
          Net income (loss)                           $  (8,993)       $   (2,248)    $   (77,891)       $   (14,501)

          Unrealized gain (loss) on
          short-term investments                            (64)           (1,091)            183             (1,367)

          Unrealized gain (loss) on
          long-term investments                          18,363            (3,985)         34,744             (9,076)
                                                      -----------      -----------    ------------    ------------------

                 Total comprehensive income (loss)    $   9,306        $   (7,324)    $   (42,964)       $   (24,944)
                                                      ===========      ===========    ============    ==================

         NOTE 3.  NEW SEC INTERPRETATIONS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was delayed from a second quarter effective date and is now effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999, which is the fourth quarter of 2000 for the Company, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting

                           HUMAN GENOME SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2000
                        (In thousands, except share data)


         NOTE 3. NEW SEC INTERPRETATIONS, CONTINUED

         Changes." The Company is currently in the process of evaluating what impact, if any, SAB 101 will have on the financial position or results of operations of the Company.

         NOTE 4.  COLLABORATIVE AGREEMENTS

         On February 29, 2000, the Company entered into an agreement with Cambridge Antibody Technology plc ("CAT"). The ten-year agreement provides the Company with rights to use CAT technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company also has rights to use CAT antibody technology for the use and sale of research tools, for which the Company will pay CAT a share of revenues received. The Company will also pay CAT clinical development milestones and royalties based on product sales. The Company and CAT also plan to combine resources to develop and sell therapeutic antibody products. CAT has the right to select up to twenty-four of the Company's proprietary antigens for laboratory development. The Company has the option to share clinical development costs and to share the profits equally with CAT on up to eighteen such products. CAT has rights to develop six such products on its own. The Company is entitled to clinical development milestones and royalty payments on the products developed by CAT.

         In March 2000, the Company paid $12,000 in licensing fees to CAT, which includes research support at CAT for ten years to help them to develop the Company's human antibody products. In April 2000, the Company purchased 1,670,000 ordinary shares of CAT for the sterling equivalent of approximately $54,744, giving the Company an equity stake of approximately six percent in CAT.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

RESULTS OF OPERATIONS

    Revenues. We had revenues of $12.6 million for the three months ended June 30, 2000 compared with revenues of $14.8 million for the three months ended June 30, 1999. Revenues for both the three months ended June 30, 2000 and June 30, 1999 represented primarily the recognition of $7.5 million in revenue from Schering Corporation and Schering Plough Ltd., $4.5 million in revenue from Sanofi-Synthelabo S.A., and $0.6 million in revenue from Transgene, S.A. Revenues for the six months ended June 30, 2000, consisted of $12.0 million in annual license fees and research payments from collaborations with Schering and Synthelabo and $1.3 million in revenue recognized from Transgene, S.A. Revenues for the six months ended June 30, 1999, consisted of $12.0 million in annual license fees and research payments from collaborations with Schering and Synthelabo and $4.2 million in license fees and milestone payments from other collaborators, including the recognition of $1.3 million from Transgene, S.A.

    We expect that our revenues may be limited to annual license fees and research payments from our collaborations with Schering, Synthelabo and Merck KgaA, interest income, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any such further arrangements. Revenues from Schering, Synthelabo and Merck will substantially conclude during fiscal year 2000.

    Expenses. Research and development expenses were $21.7 million for the three months ended June 30, 2000 compared to $14.9 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, research and development expenses increased to $41.2 million from $28.3 million for the six months ended June 30, 1999. The increase is due primarily to increased expenditures in preclinical research, as well as increased operational costs related to our leased 84,000 square foot manufacturing and process development facility and increased expenditures in clinical trial research.

    General and administrative expenses increased to $6.5 million for the three months ended June 30, 2000 from $4.2 million for the three months ended June 30, 1999. General and administrative expenses increased to $12.5 million for the six months ended June 30, 2000 from $7.0 million for the six months ended June 30, 1999. The increase for the three and six month periods ended June 30, 2000 resulted generally from higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered, along with transaction-related expenses in support of our expanding activities. Interest income increased for the three and six month periods ended June 30, 2000 compared to the three and six month periods ended June 30, 1999 due to higher cash balances. Interest expense increased for the three and six month periods due primarily to the issuance of $525.0 million of convertible subordinated notes during the first quarter of fiscal 2000 along with interest expense associated with previously-issued convertible subordinated notes that were converted to equity during the first quarter of fiscal 2000.

    Debt conversion expenses of $50.8 million for the six months ended June 30, 2000 relate to the first quarter of fiscal 2000 conversion costs of $318.3 million aggregate principal amount of convertible subordinated notes into equity. We converted $118.3 million of our $125.0 million aggregate principal amount of 5 1/2% Notes Due 2006 to common stock at a cost of $20.8 million, substantially all of which was paid in the form of common stock. In addition, we converted all of our $200.0 million aggregate principal amount of 5% Notes Due 2006 to common stock at a cost of $30.0 million, all of which was paid in cash.

    Net Income. We recorded a net loss of $9.0 million, or $0.16 per share, for the three months ended June 30, 2000 compared to a net loss of $2.2 million, or $0.05 per share, for the three months ended June 30, 1999. The increased loss for the three month period of 2000 reflects the increased investment in the development of preclinical and clinical drug candidates, the operation of the manufacturing and process development facility, and increased general and administrative activities, partially offset by increased net interest income. For the six months ended June 30, 2000, we reported a net loss of $77.9 million, or $1.47 per share, compared to a net loss of $14.5 million, or $0.32 per share, for the six months ended June 30, 1999. The increased loss for the six month period ended June 30, 2000 compared to the prior year is due primarily to the expense of $50.8 million, or $0.96 per share, relating to the conversion of convertible subordinated notes into equity. Excluding the debt conversion expenses, our net loss for the six months ended June 30, 2000 would have been $27.1 million, or $0.51 per share, compared to $14.5 million, or $0.32 per share, for the six months ended June 30, 1999. This increase is due primarily to increased expenditures in preclinical research and other increases described above for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We had working capital of $829.9 million at June 30, 2000 as compared to $444.9 million at December 31, 1999. The increase resulted from the placement of $525.0 million of convertible subordinated notes partially offset by the net operating loss generated during the six month period, our $54.7 million investment in CAT, our capital expenditures, and our $30.0 million cash "make-whole" payment in connection with the conversion of $200.0 million of convertible subordinated notes into equity.

    We expect to continue to incur substantial expenses relating to our research and development efforts, which are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein and antibody product candidates.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We do not have significant exposure to market risks associated with changes in interest rates related to our corporate debt securities held as of June 30, 2000. We believe that any market change related to our U.S. securities held as of June 30, 2000 is not material to our financial statements. As of June 30, 2000, the carrying values of our equity investments in Transgene and Cambridge Antibody Technology were approximately $31.4 million and $75.8 million, respectively. Our investment in Transgene is subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

                           PART II. OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our Annual Meeting of Shareholders, held on May 24, 2000, the following members were re-elected to the Board of Directors:

                                                                   Affirmative                 Votes
                                                                      Votes                  Withheld
                                                              ----------------------    --------------------
                         TERMS EXPIRING IN 2003

             William A. Haseltine, Ph.D.                           47,887,502                 57,775
             Laura D'Andrea Tyson, Ph.D.                           47,887,866                 57,411
             Robert D. Hormats                                     47,887,902                 57,375
             Alan G. Spoon                                         47,888,002                 57,275

    The following proposals were approved at our Annual Meeting of Shareholders:

                                                 Affirmative           Negative
                                                    Votes                Votes          Abstentions
                                               -----------------    ----------------    -------------
1.       Adoption of the 2000 Stock
         Incentive Plan.                          19,602,387          14,231,210          337,280

2.       Adoption of the Employee Stock
         Purchase Plan.                           33,639,855             364,777          167,606

3.       Ratification of the selection of
         Ernst & Young, LLP as independent
         auditors for the fiscal year ending
         December 31, 2000.                       47,889,083              28,938           27,256

        ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                   (a)     Exhibits

                    3.2       By-laws
                   27.1       Financial data schedule
        -----------------------------


                   (b)     Reports on Form 8-K

                           None


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

                                    HUMAN GENOME SCIENCES, INC.




                                    BY:   /s/ William A. Haseltine, Ph.D.
                                        ---------------------------------------
                                            William A. Haseltine, Ph.D.
                                            Chairman & Chief Executive Officer

                                    BY:   /s/ Steven C. Mayer
                                        ---------------------------------------
                                            Steven C. Mayer
                                            Senior Vice President and
                                             Chief Financial Officer

Dated: August 3, 2000

                                  EXHIBIT INDEX

         Exhibit
         Page Number
         -----------
                    3.2       By-laws
                   27.1       Financial data schedule


---------------------------------------