Form 10-Q
period 2000-09-30
HUMAN GENOME SCIENCES INC
filed 2000-11-14
CIK 901219

          -----------------------------------------------------------

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2000     Commission File Number 0-22962

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



The number of shares of the registrant's common stock outstanding on September 30, 2000 was 112,122,356.





          -----------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                                            Page
                                                                                                                           Number
                                                                                                                           ------
      PART I.        FINANCIAL INFORMATION

      Item 1.        Financial Statements

                     Statements of Operations for the three and nine months
                          ended September 30, 2000 and 1999.......................................................          3

                     Balance Sheets at September 30, 2000 and December 31, 1999...................................          4

                     Statements of Cash Flows for the nine months
                          ended September 30, 2000 and 1999.......................................................          5

                     Notes to Financial Statements................................................................          7

      Item 2.        Management's Discussion and Analysis of
                          Financial Condition and Results of Operations...........................................         12

      Item 3.        Quantitative and Qualitative Disclosures About Market Risk...................................         14


     PART II.        OTHER INFORMATION

      Item 6.        Exhibits and Reports on Form 8-K.............................................................         15

                     Signatures...................................................................................         16

                     Exhibit Index................................................................................    Exhibit Volume


                          PART I. FINANCIAL INFORMATION

                           HUMAN GENOME SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Three months ended                     Nine months ended
                                                                 September 30,                         September 30,

                                                            2000              1999               2000                 1999
                                                      -----------------------------------  ---------------------------------------

                                                              (dollars in thousands, except share and per share amounts)

Revenue - research and development
    collaborative contracts - Third parties                $     7,500     $        6,800      $       19,500          $    20,060

                            - Related parties                      642                642               1,926                3,602
                                                       ----------------- ----------------  ------------------   ------------------

           Total revenues....................                    8,142              7,442              21,426               23,662

                                                       ----------------- ----------------  ------------------   ------------------
Costs and expenses:

   Research and development..................                   23,471             15,308              64,709               43,578

   Purchased In-Process R&D..................                  134,050                -0-             134,050                  -0-

   General and administrative................                    6,274              3,869              18,794               10,836
                                                       ----------------- ----------------  ------------------   ------------------

           Total costs and expenses..........                  163,795             19,177             217,553               54,414
                                                       ----------------- ----------------  ------------------   ------------------

Income (loss) from operations................                (155,653)           (11,735)           (196,127)             (30,752)

Interest income..............................                   14,954              3,850              37,969                8,758

Interest expense.............................                  (6,335)            (1,828)            (15,724)              (1,995)

Debt conversion expenses.....................                      -0-                -0-            (50,818)                  -0-
                                                       ----------------- ----------------  ------------------   ------------------

Income (loss) before taxes...................                (147,034)            (9,713)           (224,700)             (23,989)

Provision for income taxes...................                      -0-                -0-                 225                  225
                                                       ---------------  -----------------  ------------------   ------------------

Net income (loss)............................              $ (147,034)     $      (9,713)      $    (224,925)          $  (24,214)
                                                       ================= ================  ==================   ==================

Net income (loss) per share, basic and
    diluted..................................              $    (1.33)     $       (0.11)      $       (2.09)          $    (0.26)
                                                       ================= ================  ==================   ==================


Weighted average shares outstanding,
    basic and diluted........................              110,646,143         92,204,800         107,665,837           91,748,756
                                                       ================= ================  ==================   ==================


                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                             September 30,         December 31,

                                                                                                 2000                  1999
                                                                                          ------------------  ---------------------
ASSETS                                                                                             (dollars in thousands)
------

Current assets:

      Cash and cash equivalents ........................................................   $    134,036            $   180,839

      Short-term investments............................................................        703,313                273,716

      Prepaid expenses and other current assets.........................................         11,620                  4,294
                                                                                          ------------------  ---------------------

           Total current assets.........................................................        848,969                458,849

Long-term investments...................................................................        127,950                 17,709

Property, plant and equipment (net of accumulated depreciation).........................         33,008                 25,557

Restricted investments..................................................................         12,144                 11,637

Other assets............................................................................         35,552                 13,973
                                                                                          ------------------  ---------------------

           TOTAL ASSETS.................................................................   $  1,057,623            $   527,725
                                                                                          ==================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

      Current portion of long-term debt.................................................   $        709            $       444

      Accounts payable and accrued expenses.............................................         12,294                  7,511

      Accrued payroll and related taxes.................................................          6,583                  2,380

      Deferred revenues.................................................................          3,568                  3,568
                                                                                          ------------------  ---------------------

           Total current liabilities....................................................         23,154                 13,903

Long-term debt, net of current portion..................................................        533,676                326,336

Deferred revenues.......................................................................         16,049                 17,975

Other liabilities.......................................................................            467                    443
                                                                                          ------------------  ---------------------

           Total liabilities............................................................        573,346                358,657
                                                                                          ------------------  ---------------------

Stockholders' Equity:
      Common stock......................................................................          1,121                    933

      Additional paid-in capital........................................................        781,338                299,324

      Unearned portion of compensatory stock options....................................           (258)                  (335)

      Retained earnings (deficit).......................................................       (345,798)              (120,873)

      Accumulated other comprehensive income (loss).....................................         47,874                 (9,981)
                                                                                          ------------------  ---------------------

           Total stockholders' equity...................................................        484,277                169,068
                                                                                          ------------------  ---------------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $1,057,623             $  527,725
                                                                                          ==================  =====================



                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Nine months ended
                                                                                                             September 30,
                                                                                                        2000             1999
                                                                                                    --------------- ----------------
                                                                                                       (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss) ....................................................................          $   (224,925)   $  (24,214)
     Adjustments to reconcile net income (loss) to net cash provided by (used
         in) operating activities:
         Accrued interest on U.S. Treasury bills and commercial paper......................                (5,974)         (488)
         Depreciation and amortization.....................................................                 7,617         5,208
         Purchased In-Process Research and Development.....................................               134,050            -0-
         Inducement costs paid in the form of common stock.................................                19,433            -0-
         Loss (gain) on disposal of fixed assets...........................................                     9             4
         Compensation expense related to stock options.....................................                   150            94
         Changes in operating assets and liabilities:
             Prepaid expenses and other current assets.....................................                (7,039)         (592)
             Other assets..................................................................               (16,902)       (2,502)
             Accounts payable and accrued expenses.........................................                 4,093         1,842
             Accrued payroll and related taxes.............................................                 4,119         2,706
             Deferred revenues.............................................................                (1,926)       (3,463)
             Other liabilities.............................................................                    13           (30)
                                                                                                    --------------- ----------------

         Net cash provided by (used in) operating activities...............................               (87,282)      (21,435)
                                                                                                    --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - property, plant and equipment..................................               (12,364)       (8,064)
     Purchase of short-term investments and marketable securities..........................              (563,965)     (123,548)
     Purchase of long-term investment......................................................               (54,766)           -0-
     Acquisition, net of acquired cash.....................................................                   875            -0-
     Proceeds from sales and maturities of short-term investments and marketable
         securities........................................................................               143,509        69,446
                                                                                                    --------------- ----------------

         Net cash provided by (used in) investing activities...............................              (486,711)      (62,166)
                                                                                                    --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long term debt (net of expenses)............................               508,584       121,250
     Restricted investments................................................................                  (507)         (225)
     Proceeds from issuance of common stock (net of expenses)..............................                19,113         8,930
                                                                                                    --------------- ----------------

         Net cash provided by (used in) financing activities...............................               527,190       129,955
                                                                                                    --------------- ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................               (46,803)       46,354

Cash and cash equivalents - beginning of period............................................               180,839        16,139
                                                                                                     -------------- ----------------
CASH AND CASH EQUIVALENTS - END OF PERIOD..................................................          $    134,036   $    62,493
                                                                                                     ============== ================


                 See accompanying notes to financial statements.

                           HUMAN GENOME SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          Nine months ended
                                                                                                            September 30,
                                                                                                         2000             1999
                                                                                                    -------------- ----------------
                                                                                                       (dollars in thousands)
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest................................................................................... $ 41,717       $      73
         Income taxes...............................................................................      200             100


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

                           HUMAN GENOME SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                 (In thousands, except share and per share data)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited financial statements of Human Genome Sciences, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2000 and 1999, the Company's financial position at September 30, 2000, and the cash flows for the nine month periods ended September 30, 2000 and 1999. These adjustments are of a normal recurring nature.

      Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K and the Company's March 31, 2000 and June 30, 2000 Quarterly Reports on Form 10-Q.

      The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of future financial results.

      Share and per share amounts have been restated to reflect a two-for-one stock split paid in the form of a stock dividend on January 28, 2000 and a second two-for-one stock split paid in the form of a stock dividend on October 5, 2000.

                           HUMAN GENOME SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                 (In thousands, except share and per share data)

      NOTE 2. ACQUISITION OF PRINCIPIA PHARMACEUTICAL CORPORATION

      On September 8, 2000, the Company acquired all of the outstanding shares of capital stock of Principia Pharmaceutical Corporation ("Principia") from its shareholders. The cost of the acquisition was $135,071, including fees and expenses. The purchase price was paid with 1,582,204 shares of the Company's Common Stock. The consolidated financial statements include the results of operations of Principia since the date of acquisition.

      The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets and liabilities acquired at their estimated fair value as of the date of acquisition. Of the purchase price, $521 was allocated to Principia's net assets, and the remainder was allocated as follows:

         Assembled Workforce                                $           500
         Purchased In-Process Research & Development        $       134,050

      Accumulated amortization of the Assembled Workforce, which is being amortized over four years, is $10 as of September 30, 2000. The charge of $134,050 for Purchased In-Process Research & Development was recorded as an expense in the Company's results of operations for the three and nine months ended September 30, 2000.

      The Company's unaudited pro forma consolidated condensed statements of operations information for the nine months ended September 30, 2000 and 1999, assuming the acquisition of Principia was effected at the beginning of each period, and including the one-time write-off of the Purchased In-Process Research and Development, are summarized as follows:

                                                                        (Unaudited)
                                                                     Nine months ended
                                                                       September 30,

                                                                 2000                    1999
                                                       ------------------------- ---------------------
    Revenue ..........................................      $        21,426          $      23,662
    Net loss (a).....................................       $     (228,186)          $    (25,887)
    Weighted average shares outstanding,
        basic and diluted.............................          109,115,283             93,330,960

    Net income (loss) per share,
        basic and diluted (a).........................      $        (2.09)          $      (0.28)

      (a) The pro forma net loss shown above for the nine months ended September 30, 2000 includes the one-time charge for Purchased In-Process Research & Development of $134,050, or $1.23 per share. Excluding this one-time charge, the pro forma net loss for this period would have been $94,136, or $0.86 per share.

      In addition, the loss for the nine month period ended September 30, 2000 includes a charge of $50.8 million, or $0.47 per share, relating to the conversion of convertible subordinated notes into equity. Excluding these debt conversion expenses which are included in the above pro forma net loss, our net loss for the nine months ended September 30, 2000 would have been $40.1 million, or $0.37 per share,

      This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

                           HUMAN GENOME SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                 (In thousands, except share and per share data)

      NOTE 3.  COMPREHENSIVE INCOME (LOSS)

      During the three and nine month periods ended September 30, 2000 and 1999, total comprehensive income (loss) amounted to:

                                                            Three months ended                         Nine months ended
                                                               September 30,                             September 30,
                                                          2000             1999                  2000                   1999
                                                          ----             ----                  ----                   ----
                                                                                 (dollars in thousands)

        Net income (loss)                         $ (147,034)          $ (9,713)         $ (224,925)          $   (24,214)

        Unrealized gain (loss) on short-term
        investments                                    3,198                280               3,381                (1,087)

        Unrealized gain (loss) on long-term
        investments                                   19,730              1,992              54,474                (7,084)
                                                  ----------------     -------------     ---------------      -------------------

        Total comprehensive
        income (loss)                             $ (124,106)          $ (7,441)         $ (167,070)          $   (32,385)
                                                  ================     =============     ===============      ===================


      Realized gains on investments, which are included in the Company's net income (loss), were $91 and $6 for the three months ended September 30, 2000 and 1999, respectively. Realized losses on investments, which are included in the Company's net income (loss), were $0 and $31 for the three months ended September 30, 2000 and 1999, respectively.

      Realized gains on investments, which are included in the Company's net income (loss), were $101 and $51 for the nine months ended September 30, 2000 and 1999, respectively. Realized losses on investments, which are included in the Company's net income (loss), were $13 and $75 for the nine months ended September 30, 2000 and 1999, respectively.

      NOTE 4.  NEW SEC INTERPRETATIONS

      In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition. The SEC delayed the required effective date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999, which is the Company's fourth quarter of 2000. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes."

      Historically the Company has recognized non-refundable license fees, research payments, additional payments and milestone payments in connection with collaboration agreements when the revenue is earned in accordance with the applicable performance requirements and/or contractual terms. This revenue recognition policy was applicable to certain agreements the Company entered into with Schering-Plough, Sanofi-Synthelabo and Merck KgaA during 1996. The Company recognized revenue under these agreements when it had performed all significant obligations and the customer was obligated to pay. The Company generally considered any remaining performance obligations, such as maintaining access to its genomic databases, as insignificant. However, SAB 101 provides guidance that indicates revenue recognition over the collaboration term is generally the preferred treatment for all fees, regardless of the significance of remaining performance obligations.

                           HUMAN GENOME SCIENCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                (In thousands, except share and per share data)

      NOTE 4.  NEW SEC INTERPRETATIONS, CONTINUED

      The Company is currently in the process of evaluating the impact SAB 101 will have on its financial position and results of operations. Based upon the proposed implementation schedule of SAB 101, the Company has preliminarily determined that it will record a cumulative effect of a change in accounting principle of between $8.0 million and $13.0 million as a charge to earnings during the fourth quarter of 2000. The Company expects to recognize an equivalent amount as revenue over the remaining term of the applicable agreements, which will be during the first and second quarters of 2001.

      NOTE 5.  COLLABORATIVE AGREEMENTS

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

      In March 2000, the Company paid $12,000 in licensing fees to CAT, which includes research support at CAT for ten years to help them to develop the Company's human antibody products. The Company has capitalized this cost and is amortizing it on a straight-line basis of ten years. In April 2000, the Company purchased 1,670,000 ordinary shares of CAT for the sterling equivalent of approximately $54,744, giving the Company an equity stake of approximately six percent in CAT.

      NOTE 6.  LONG-TERM DEBT

      The Company completed the private placement of $225,000 of 5% Convertible Subordinated Notes Due 2007 ("5% Notes") and $300,000 of 3 3/4% Convertible Subordinated Notes Due 2007 ("3 3/4% Notes") during the quarter ended March 31, 2000. The 5% Notes and the 3 3/4% Notes are convertible into common stock at $56.25 and $109.50 per share, respectively. Debt issuance costs for the total $525,000 of Notes amounted to approximately $16,550, including accrued expenses.

      5 1/2% Convertible Subordinated Notes Due 2006

      In January 2000, the Company concluded an offer to the holders of its $125,000 aggregate principal amount of 5 1/2% Notes to convert their notes into common stock. As an inducement to convert, the Company offered its 5 1/2% Note holders an additional one hundred and eighty dollars per thousand dollars of principal amount of the 5 1/2% Notes, payable in the Company's common stock. This inducement was in addition to the 76.6284 shares issuable for each thousand dollars of principal amount of 5 1/2% Notes convertible at $13.05 per share. As a result of the conversions, the Company converted $118,285 of 5 1/2% Notes to common stock and issued a total of 9,572,208 shares of common stock, including a total of 508,244 shares of common stock issued as an inducement to convert. In the first quarter of fiscal 2000, the Company recorded a one-time charge of $20,818, including $19,433 in inducement costs associated with this conversion. In addition, the Company reclassified $3,470 of unamortized debt financing costs to stockholders' equity as part of the conversion.

                          HUMAN GENOME SCIENCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                (In thousands, except share and per share data)

      NOTE 6.  LONG-TERM DEBT, CONTINUED

      5% Convertible Subordinated Notes Due 2006

      In March 2000, the Company announced and completed the call of its $200,000 aggregate principal amount of 5% Convertible Subordinated Notes Due 2006. All of the holders of the notes converted their notes into common stock at a price of $35.8125 per share, which is equivalent to
      27.9232 shares of common stock per one thousand dollars of principal amount of notes. As a result of the conversion, the Company issued 5,584,584 shares of common stock to the holders of these Notes. In addition, the Company made a "make-whole" payment of one hundred and fifty dollars per one thousand dollars of principal amount of notes, which resulted in a one-time charge to earnings of $30,000. In addition, the Company reclassified $6,037 of unamortized debt financing costs to stockholders' equity as part of the conversion.

      NOTE 7.  STOCKHOLDERS' EQUITY

      On January 5, 2000, the Company's Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend payable to stockholders of record as of January 14, 2000. On January 28, 2000, the Company effected the two-for-one stock split.

      On September 12, 2000, the Company's Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend payable to stockholders of record as of September 28, 2000. On October 5, 2000, the Company effected the two-for-one stock split.

      All share, per share, and common stock amounts presented in the financial statements and related footnotes for all periods presented have been restated to reflect both of these two-for-one stock splits.

      In October 2000, the Company issued 12,650,000 shares of Common Stock in connection with a secondary offering. See Note 8, Subsequent Event, for additional discussion.

      NOTE 8.  SUBSEQUENT EVENT

      On November 1, 2000, the Company completed a secondary offering of its Common Stock by issuing 12,650,000 shares at an aggregate value of $948,750, or $75.00 per share. Stock issuance costs for the offering amounted to approximately $36,047, including accrued expenses. The Company received net proceeds of $912,703. Following the offering, the Company has approximately 124,772,000 shares of Common Stock outstanding.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS

     Revenues. We had revenues of $8.1 million for the three months ended September 30, 2000 compared with revenues of $7.4 million for the three months ended September 30, 1999. Revenues for the three months ended September 30, 2000 represented the recognition of $6.5 million in revenue from Merck KGaA, $1.0 million in revenue from MedImmune in connection with a licensing agreement we signed with MedImmune in 1997, and $0.6 million in revenue from Transgene, S.A. Revenues for the three months ended September 30, 1999 represented primarily the recognition of $6.5 million in revenue from Merck and $0.9 million in license fees and milestone payments from other collaborators, including the recognition of $0.6 million revenue from Transgene. Revenues of $21.4 for the nine months ended September 30, 2000, consisted of $12.0 million in annual license fees and research payments from collaborations with Schering and Synthelabo, $6.5 million in revenue recognized from Merck and $1.9 million in revenue recognized from Transgene, and $1.0 million in revenue from MedImmune. Revenues of $23.7 for the nine months ended September 30, 1999, consisted of $12.0 million in annual license fees and research payments from collaborations with Schering and Synthelabo $6.5 million in revenue recognized from Merck and $5.2 million in license fees and milestone payments from other collaborators, including the recognition of $1.9 million in revenue from Transgene. Related party revenues include revenues from Transgene and other collaborators in which we hold a minority interest.

      We expect that our revenues may be limited to annual license fees and research payments from our collaborations with Schering, Synthelabo and Merck, interest income, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any such further arrangements. Revenues from Schering, Synthelabo and Merck will substantially conclude during fiscal year 2000.

     Expenses. Research and development expenses were $23.5 million for the three months ended September 30, 2000 compared to $15.3 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, research and development expenses increased to $64.7 million from $43.6 million for the nine months ended September 30, 1999. The increase is due primarily to increased expenditures in preclinical research, as well as increased operational costs related to our leased 84,000 square foot manufacturing and process development facility and increased expenditures in clinical trial research.

     Purchased In-Process R&D expenses of $134.1 million for the three and nine months ended September 30, 2000 relate to the acquisition of Principia Pharmaceutical Corporation on September 8, 2000. This amount represents that portion of the $135.1 million purchase price allocated to in-process research and development. See Note 2 of the Notes to Financial Statements for additional discussion.

     General and administrative expenses increased to $6.3 million for the three months ended September 30, 2000 from $3.9 million for the three months ended September 30, 1999. General and administrative expenses increased to $18.8 million for the nine months ended September 30, 2000 from $10.8 million for the nine months ended September 30, 1999. The increase for the three and nine month periods ended September 30, 2000 resulted generally from higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered, along with transaction-related expenses in support of our expanding activities. Interest income increased for the three and nine month periods ended September 30, 2000 compared to the three and nine month periods ended September 30, 1999 due to higher cash balances. Interest expense increased for the three and nine month periods due primarily to the issuance of $525.0 million of convertible subordinated notes during the first quarter of fiscal 2000 along with interest expense associated with previously-issued convertible subordinated notes that were converted to equity during the first quarter of fiscal 2000.

      Debt conversion expenses of $50.8 million for the nine months ended September 30, 2000 relate to the first quarter of fiscal 2000 conversion costs of $318.3 million aggregate principal amount of convertible subordinated notes into equity. We converted $118.3 million of our $125.0 million aggregate principal amount of 5 1/2% Notes Due 2006 into common stock at a cost of $20.8 million, substantially all of which was paid in the form of common stock. In addition, we converted all of our $200.0 million aggregate principal amount of 5% Notes Due 2006 into common stock at a cost of $30.0 million, all of which was paid in cash.

     Net Income. We recorded a net loss of $147.0 million, or $1.33 per share, for the three months ended September 30, 2000 compared to a net loss of $9.7 million, or $0.11 per share, for the three months ended September 30, 1999. The increased loss for the three month period of 2000 reflects the charge of $134.1 million, or $1.21 per share, for Purchased In-Process R&D along with the increased investment in the development of preclinical and clinical drug candidates, the operation of the manufacturing and process development facility, and increased general and administrative activities, partially offset by increased net interest income. Excluding the charge for Purchased In-Process R&D, our net loss would have been $13.0 million, or $0.12 per share, compared to $9.7 million, or $0.11 per share, for the three months ended September 30, 1999.

     For the nine months ended September 30, 2000, we reported a net loss of $224.9 million, or $2.09 per share, compared to a net loss of $24.2 million, or $0.26 per share, for the nine months ended September 30, 1999. The increased loss for the nine month period ended September 30, 2000 compared to the prior year is due primarily to the charge of $134.1 million, or $1.25 per share for Purchased In-Process R&D along with the expense of $50.8 million, or $0.47 per share, relating to the conversion of convertible subordinated notes into equity. Excluding the Purchased In-Process R&D and debt conversion expenses, our net loss for the nine months ended September 30, 2000 would have been $40.1 million, or $0.37 per share, compared to $24.2 million, or $0.26 per share, for the nine months ended September 30, 1999. This increase is due primarily to increased expenditures in preclinical research and other increases described above for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We had working capital of $825.8 million at September 30, 2000 as compared to $444.9 million at December 31, 1999. The increase resulted from the placement of $525.0 million of convertible subordinated notes partially offset by the net operating loss generated during the nine month period, our $54.7 million investment in CAT, our capital expenditures, and our $30.0 million cash "make-whole" payment in connection with the conversion of $200.0 million of convertible subordinated notes into equity.

         We expect to continue to incur substantial expenses relating to our research and development efforts, which are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein and antibody product candidates.

         Our liquidity increased significantly during November 2000 as a result of the completion of a secondary offering of our common stock. The offering raised approximately $912.7 million, net of fees and accrued expenses.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio is comprised primarily of low-risk U.S. Treasury securities and corporate debt having a rating of at least A1\P1. Moreover, these securities have average terms of approximately eight months. The short-term nature of these securities and the fact that the securities are almost always held until maturity significantly decrease the risk of a material loss caused by a market change. For these reasons, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our corporate debt securities held as of September 30, 2000. We believe that any market change related to our U.S. securities held as of September 30, 2000 is not material to our financial statements.

     During September 2000, a privately-held company in which we held an equity investment, Ciphergen Biosystems, Inc. successfully completed an initial public offering of its common stock. Because Ciphergen is now a publicly-traded company, we now carry our investment at market value. As of September 30, 2000, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology, and Ciphergen were approximately $21.9 million, $99.1 million, and $6.9 million, respectively. Our investments in Transgene and Ciphergen are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

                           PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                    (a)       Exhibits


                    27.1            Financial data schedule

        ------------------------------------------

                    (b)      Reports on Form 8-K

                             We filed a Current Report on Form 8-K, on September
                     21, 2000, announcing the acquisition of Principia Pharmaceutical Corporation on September 8, 2000 and a two-for-one stock split payable in the form of a stock dividend on October 5, 2000 to stockholders of record as of September 28, 2000.

                             We filed a Current Report on Form 8-K, on October
                     23, 2000, announcing the commencement of a public offering of shares of our common stock, which we completed on November 1, 2000.

                             We filed a Current Report on Form 8-K/A, on
                     November 14, 2000, under which we submitted the financial statements and pro forma financial information prescribed by Rule 3-05 of Regulation S-X and Article 11 of Regulation S-X, respectively, in connection with the acquisition of Principia Pharmaceutical Corporation.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HUMAN GENOME SCIENCES, INC.




                              BY:   /s/ William A. Haseltine, Ph.D.
                                   ---------------------------------------------
                                        William A. Haseltine, Ph.D.
                                        Chairman & Chief Executive Officer




                              BY:   /s/ Steven C. Mayer
                                   ---------------------------------------------
                                        Steven C. Mayer
                                        Senior Vice President and
                                          Chief Financial Officer




Dated: November 14, 2000

                                  EXHIBIT INDEX

           Exhibit
           Page Number

                    27.1           Financial data schedule