Form 10-K
period 2000-12-31
HUMAN GENOME SCIENCES INC
filed 2001-03-30
CIK 901219

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

   For the fiscal year ended December 31, 2000 Commission File Number 0-22962

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

                     Common stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's common stock outstanding on January 31, 2001 was 125,349,052.

As of January 31, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $4,974,648,000.*

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report.

*Excludes 43,797,451 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at January 31, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I

ITEM 1.         BUSINESS

        This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainty. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Factors That May Affect Our Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        We are a leading genomics and biopharmaceutical company focused on therapeutic product development and functional analysis of genes using our proprietary technology platform. We discover, research, develop and intend to commercialize novel compounds for treating and diagnosing human disease based on the identification and study of genes. We focus our internal product development efforts on therapeutic proteins, antibodies, peptides and fusion proteins and we use collaborations for the development of gene therapy products and small molecule drugs. We have discovered a large number of genes through our genomics capabilities and have developed a rapidly evolving product pipeline based on our discoveries. Three therapeutic proteins we discovered, mirostipen (MPIF-1), repifermin (KGF-2) and BLyS, and one gene therapy product we discovered, VEGF-2, have entered human clinical trials. We also recently announced the initiation of a Phase I human clinical trial with a new albumin-alpha interferon fusion protein. We have a number of additional products in preclinical development. As part of our collaboration with GlaxoSmithKline (GSK), GSK discovered an enzyme that lowers levels of Lipoprotein-associated phospholipase A2 (Lp-PLA2) and is being tested in ongoing human trials.

        We have extensive capabilities in gene discovery, intellectual property protection and preclinical and clinical development and have recently established a manufacturing capability for the preparation of our proteins for human studies. We intend to add sales and marketing and additional manufacturing capabilities as needed. We have established strategic partnerships with a number of leading pharmaceutical and biotechnology companies to leverage our capabilities and gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide us with research funding and milestone payments, along with royalty payments as products are developed and commercialized. We are also entitled to certain co-promotion, co-development, revenue sharing and other product rights.

        We have a growing intellectual property portfolio protecting our genomic discoveries and product pipeline. As of March 2, 2001, we had 165 U.S. patents covering 115 full-length human genes and had filed U.S. patent applications covering many human genes and the proteins they encode.

STRATEGY

        Our goal is to become a leading global fully-integrated biopharmaceutical company through the discovery, development, manufacture and commercialization of new gene-based products. As part of our strategy, we intend to continue to:

        - Discover medically useful genes based on our proprietary technology platform;

        - Develop, manufacture and commercialize our gene-based products on our own and with our strategic partners;

        - Establish and enhance strategic alliances to provide access to the product development, clinical development and marketing expertise of our partners;

        - Expand our technology platform to accelerate our product development activities;

        - Pursue strategic acquisitions to augment our capabilities and provide access to complementary technologies; and

        - Capitalize on and expand our intellectual property portfolio.

PRODUCTS

        We have discovered a large number of medically useful genes which we are developing on our own or with our partners. Currently four therapeutic protein products which we discovered have entered human clinical testing. Mirostipen (MPIF-1), a protein designed to protect cells which develop into white blood cells, red blood cells and platelets from the toxic effects of chemotherapy, is in Phase II human clinical trials. Repifermin (KGF-2), a protein designed to speed the repair of damage to skin and other cells, is in late Phase II human clinical trials for the treatment of venous ulcers, mucositis and ulcerative colitis. BLyS, an immune stimulant, is in Phase I human clinical trials for the treatment of common variable immunodeficiency disorder. We recently announced the initiation of Phase I human clinical trials with a new albumin-alpha interferon fusion protein for the treatment of chronic hepatitis C. VEGF-2, which we have licensed to Vascular Genetics for gene therapy, is currently on clinical hold. We also have a rapidly evolving pipeline of additional products in preclinical development to treat diseases such as cancer, HIV, hepatitis, systemic lupus erythematosus, rheumatoid arthritis and vascular disease.

INDUSTRY BACKGROUND

        Every living organism has a unique "genome," a master blueprint of all the cellular structures and activities required to build and support life. A genome is a map of the organism's DNA, which is in part comprised of segments called "genes." Genes contain the specific sequences of information responsible for particular physiological traits and processes. Each gene is comprised of a sequence of nucleotides which provide precise genetic instructions to create, or "express" a protein. Proteins are the primary building blocks of an organism's physiological characteristics. A typical human cell contains thousands of different proteins essential to its structure, growth and function. If even one gene is expressed abnormally, it can severely alter the cell's function and result in a disease condition.

        Throughout the past decade, researchers have focused on discovering genes and sequencing the human genome to determine the order of nucleotides in a specific gene, permitting identification of the gene and the protein it produces using a variety of techniques. For example, scientists have used cDNA libraries, which contain copies of DNA with only the expressed portion of the gene, in conjunction with computer software to discern locations of genes within the genome. Recent advances have made these technologies operate in a high-throughput manner, causing the discovery of genes to become drastically more efficient and allowing researchers to focus on the functional aspects of genes. Understanding the functional aspects of genes allows for the correlation of those genes to medically relevant conditions. Armed with these data, researchers can more efficiently develop treatments for conditions of interest.

        Gene research facilitates and greatly accelerates the development of a variety of therapeutic, diagnostic and other products and services. Development efforts can become more targeted as researchers develop compounds that affect the specific activity of an expressed gene product. Most therapeutic drugs act on proteins which cause or contribute to an illness or disorder. As a result, the identification of proteins through gene research can play an important role in the development of drugs and drug screens. Proteins themselves can also be used as drugs. Insulin, which regulates sugar metabolism, is a good example of a widely known protein drug. The identification of genes that code for proteins that may be missing or defective can enable the development of therapeutics for genetic diseases. In addition, identification of genes that may predispose a person to a particular disease may enable the development of diagnostic tests for the disease that will permit early diagnosis and more successful treatment. Genomic research has the potential to make the drug discovery process dramatically more time and cost efficient, as well as to enable the development of more specific drugs.

OUR STRATEGY

        Our goal is to become a leading global fully-integrated biopharmaceutical company through the discovery, development, manufacture and commercialization of new gene-based products. Our strategy consists of the following key elements:

        - Discover medically useful genes. We intend to continue to discover medically useful genes using the strengths of our technology platform. We undertake discovery efforts based on our capabilities in gene sequencing, transcriptional profiling, creation of gene libraries and bioinformatics. We study our extensive genomic database for potentially medically useful genes and focus on discovering their functions.

        - Develop, manufacture and commercialize our gene-based products. We seek to clinically develop the medically useful genes we discover. This may include using the protein product itself as a drug, using the protein as a target for a small molecule drug or creating antibodies targeted at the protein. We intend to manufacture proteins and commercialize the drugs we develop on our own or in conjunction with our partners.

        - Establish and enhance strategic alliances. We intend to continue to establish alliances with leading pharmaceutical and biotechnology companies. These alliances will provide us with access to the expertise of our partners in areas such as product development, clinical development and sales and marketing, while allowing our partners to develop therapeutics based on our technologies. In addition, these alliances may generate research funding, milestone and royalty payments that will enable us to continually enhance our technology platform and to discover and develop novel therapeutic proteins. We will also seek to retain certain co-promotion, co-development, revenue sharing and other product rights.

        - Expand our technology platform. We will continue to invest considerable resources to expand and enhance our proprietary technology platform. This will allow us to accelerate our discovery and product development activities and facilitate the formation of additional alliances with major biotechnology and pharmaceutical companies. We also intend to continue to establish collaborations with leading biotechnology companies to gain access to complementary technologies for our product development efforts.

        - Pursue strategic acquisitions. We intend to continually evaluate potential acquisitions and joint ventures that would allow us to augment our technology, product development and commercialization capabilities, as well as provide access to complementary technological expertise. For example, in September 2000 we completed the acquisition of Principia Pharmaceutical Corporation that provided us with a proprietary protein fusion technology. This technology may provide longer acting forms of many important proteins, which may allow us to develop safer, more effective and more convenient versions of both existing and new products. We recently announced the initiation of a Phase I human clinical trial with a new albumin-alpha interferon fusion protein, which utilizes the technology we obtained through our acquisition of Principia Pharmaceutical Corporation.

        - Capitalize on and expand our intellectual property portfolio. We vigorously pursue patents to protect our intellectual property and have developed a strong intellectual property portfolio. We intend to capitalize on and expand our portfolio as we make further discoveries. As of March 2, 2001, we had 165 U.S. patents covering 115 full-length human genes and had filed U.S. patent applications covering many human genes and the proteins they encode.

PRODUCTS IN DEVELOPMENT

        We have discovered a large number of medically useful genes which we are developing on our own or with our partners. Four therapeutic protein products and one gene therapy product we have discovered have entered various stages of human clinical testing, including our recent initiation of Phase I human clinical trials with a new albumin-alpha interferon fusion protein for the treatment of chronic hepatitis C. In addition, we have a rapidly evolving pipeline of products in preclinical development.

----------------------------------------------------------------------------------------------------------------
        PRODUCT                             INDICATION                 STATUS        CURRENT HGS RIGHTS
----------------------------------------------------------------------------------------------------------------
CLINICAL PROGRAMS

  Mirostipen (MPIF-1)                Adjunct to chemotherapy         Phase II     Worldwide except Japan
                                                                                  (Takeda)

  Repifermin (KGF-2)                 Venous ulcers                   Phase II     Worldwide, co-marketing with
                                                                                  GlaxoSmithKline (GSK)

                                     Mucositis                       Phase II     Worldwide, co-marketing with
                                                                                  GSK

                                     Ulcerative colitis              Phase II     Worldwide, co-marketing with
                                                                                  GSK

  BLyS                               Common variable                 Phase I      Worldwide
                                     immunodeficiency

  Albumin-Alpha Interferon           Hepatitis C                     Phase I      Worldwide
  (Albuferon)

  VEGF-2                             Coronary artery disease         Phase II(1)  Licensed to Vascular Genetics

                                     Critical limb ischemia          Phase II     Licensed to Vascular Genetics

PRECLINICAL AND OTHER PROGRAMS

THERAPEUTIC PROTEINS:

  FasTR                              Hepatitis, autoimmune disease   Preclinical  Worldwide

  A novel interferon                 Multiple sclerosis,
                                     hepatitis, cancer               Preclinical  Licensed to Schering-Plough

  Radiolabeled BLyS                  Cancer, B-cell tumors           Preclinical  Worldwide

ANTIBODIES AND PEPTIDES

  Anti-CCR5                          HIV                             Preclinical  Worldwide

  BLyS Antibody                      Systemic lupus erythematosus,   Preclinical  Worldwide
                                     rheumatoid arthritis

  Trail Receptor Antibody            Cancer                          Preclinical  Worldwide

  VEGF-2 Antibody                    Cancer, vascular disease        Preclinical  Worldwide

FUSION PROTEINS:

  Albumin-Human Growth Hormone       Growth hormone deficiency       Preclinical  Worldwide

GENE THERAPY:

  CTGF-2                             Vascular disease                Preclinical  Licensed to Transgene

  TIMP-4                             Restenosis                      Preclinical  Licensed to Transgene

SMALL MOLECULE DRUGS:

  Lp-PLA2                            Coronary artery disease         Ongoing      Under development by GSK
                                                                     human
                                                                     studies

--------------------------------------------------------------------------------

(1) Note: VEGF-2 trials are currently on hold pending Food and Drug Administration (FDA) approval. See "Risk Factors."

CLINICAL PROGRAMS

Mirostipen (Myeloid Progenitor Inhibitory Factor-1, MPIF-1)

        Myeloid progenitor cells, which develop into white blood cells, red blood cells and platelets, are destroyed by many forms of cancer chemotherapy, resulting in a decrease in these cells. We have shown in laboratory and animal studies that MPIF-1 inhibits the differentiation and growth of certain bone marrow cells, including myeloid progenitor cells. By preventing the growth of myeloid progenitor cells during aggressive chemotherapy, it may be possible to reduce the destruction of these cells and allow the more rapid repopulation of red and white blood cells in circulation. This, in turn, may reduce the incidence of serious infection, anemia and coagulation disorders associated with chemotherapy.

        A Phase I study to evaluate MPIF-1 safety in healthy volunteers was completed in 1998. Two Phase II studies have begun to evaluate MPIF-1 in shielding myeloid progenitor cells from the harmful effects of chemotherapy. These studies will test various doses of MPIF-1 in cancer patients undergoing adjuvant chemotherapy treatment for various cancers. Trials are being conducted at leading cancer research centers in the U.S. and should complete enrollment in mid-2001. We expect results from the trials to be available in late 2001.

Repifermin (Keratinocyte Growth Factor-2, KGF-2)

        We have shown in animal studies that KGF-2 speeds the repair of damage to the cells lining the mouth, throat, gastrointestinal tract and related tissues and heals serious chronic wounds to the skin. KGF-2 may also be useful in treating a number of other conditions involving injury to skin cells, including skin ulcers, burns and surgical and other wounds. In addition, KGF-2 may be useful in the treatment of mucositis, an injury to the lining of the mouth and intestinal tract which can be caused by some cancer treatments. GlaxoSmithKline recently exercised its co-right option to jointly develop and commercialize KGF-2. We expect to share equally in clinical development costs for Phase III trials and beyond. We will co-promote KGF-2 upon achieving regulatory approvals.

        Three Phase I studies to evaluate the safety of KGF-2 in healthy volunteers have been completed. We recently completed a Phase II human study of KGF-2 for the treatment of chronic venous ulcers, in which KGF-2 was shown to be well tolerated and capable of accelerating wound healing by a number of partial healing parameters. A large Phase II study to determine the safety and efficacy of repifermin for complete healing of chronic venous ulcers should begin in early 2001. Phase II studies have also been initiated to evaluate KGF-2 in the treatment of mucositis in patients undergoing bone-marrow transplantation and ulcerative colitis, an inflammatory bowel disease. The trials are being conducted at leading research centers in the U.S. We expect results from the last two indications for these trials to be available this year.

BLyS (B Lymphocyte Stimulator)

        BLyS is a novel immune stimulant. We have shown in laboratory studies that BLyS stimulates B lymphocytes to produce high levels of antibodies. BLyS has the potential to improve treatments for certain immune deficiency syndromes and certain forms of leukemia and lymphoma. In addition, BLyS could boost immune systems depleted by organ transplantation, chemotherapy, bone-marrow transplantation, and HIV. BLyS could also enhance the performance of traditional vaccines.

        We are currently testing BLyS in patients with common variable immunodeficiency, a disorder that leaves individuals susceptible to infection. A Phase I study with increasing doses of BLyS is ongoing. In February 2001, BLyS received "orphan" drug designation from the FDA for the treatment of common variable immunodeficiency.

Albumin-alpha interferon (Albuferon)

        Albuferon is an albumin fusion protein created by fusing the gene for a human protein, interferon alpha, to the gene of another human protein, albumin. Through our September 2000 acquisition of Principia Pharmaceutical Corporation, we acquired Principia's recombinant protein fusion technology. This technology provides longer acting forms of many important proteins used in the treatment of disease. This technology genetically fuses a protein to albumin, a very abundant, natural and long-lived protein in the blood. When albumin is fused to a therapeutic protein, the active protein is expected to have the longer circulating life of albumin. Prolonging the activity of the therapeutic protein in this manner may offer a reduced dosing frequency and could lead to reduced side effects in patients. Using this technology, we expect to develop safer, more effective and more convenient protein therapeutics and biopharmaceuticals for certain diseases, as well as develop longer-acting forms of many existing proteins.

        We have begun a Phase I human clinical study of Albuferon in patients infected with Hepatitis C. Based on preclinical studies, Albuferon should provide patients with longer acting therapeutic activity and may offer an improved side-effect profile when compared to the current first line therapy for Hepatitis C, recombinant human interferon alpha.

VEGF-2 (Vascular Endothelial Growth Factor-2)

        Laboratory studies have shown that VEGF-2 promotes the growth of certain subsets of vascular endothelial cells, which form the lining and surface of blood vessels. Thus, it may have potential as a treatment for coronary artery disease and peripheral arterial disease. We have licensed the gene that encodes VEGF-2 to Vascular Genetics, Inc., a company in which we have approximately a 27% equity position.

        Vascular Genetics has initiated clinical trials on the use of the VEGF-2 gene in the treatment of critical limb ischemia and refractory coronary artery disease. In February 2000, these studies were halted in response to questions raised by the FDA. Three Phase II studies of VEGF-2 were completed prior to the halt. A fourth Phase II study cannot be completed and further studies cannot be initiated until approved by the FDA. Results from one trial are available and were presented at the American College of Cardiology in March 2000.

PRECLINICAL AND OTHER PROGRAMS

        In addition to the products in clinical development, our research and development efforts have generated numerous other product possibilities, many of which are in preclinical development. We and our partners are focused on developing potential products in the following areas:

        - Therapeutic Proteins. Therapeutic proteins are human proteins that, in natural or modified form, have medically useful physiologic or pharmacologic effects. Therapeutic proteins may be useful for the treatment of a variety of diseases, including autoimmune, neurodegenerative and cardio-pulmonary diseases. Therapeutic proteins currently in broad clinical use include interferon, insulin and human growth hormone. We have conducted development studies on a number of potential therapeutic proteins, including MPIF-1, KGF-2 and BLyS. We have also identified thousands of what we believe to be new secreted proteins. We are expressing and evaluating these proteins and assessing their activity using laboratory and animal studies. Current therapeutic proteins in preclinical development include FasTR, Radiolabeled BLyS, and a novel interferon, which we licensed to Schering-Plough.

        - Antibodies and Peptides. Antibodies and peptides are proteins that bind in a highly specific manner to molecules, including other proteins, and distinct sites on cell surfaces called receptors. By attaching to them, antibodies and peptides can be used to neutralize specific proteins and block specific receptors. We are undertaking the development of antibodies and peptides that act on many of our newly discovered proteins. We have entered into collaborations with Abgenix, Cambridge Antibody Technology and Dyax to enhance our antibody and peptide development efforts. Antibody-based drugs currently in broad clinical use include Herceptin, Rituxan and ReoPro. The antibodies and peptides we are currently developing may be useful in the treatment of diseases such as systemic lupus erythematosus, rheumatoid arthritis, cancer and certain viral infections. Current antibodies in preclinical development include Anti-CCR5, BLyS Antibody, Trail Receptor Antibody and VEGF-2 Antibody.

        - Fusion Proteins. In September 2000, we acquired Principia Pharmaceutical Corporation. We expect to use Principia's recombinant protein fusion technology to provide longer acting forms of many important proteins used in the treatment of disease. This technology genetically fuses a protein to albumin, a very abundant, natural and long-lived protein in the blood. When albumin is fused to a therapeutic protein, the active protein is expected to have the longer circulating life of albumin. Prolonging the activity of the therapeutic protein in this manner may offer a reduced dosing frequency and could lead to reduced side effects in patients. Using this technology, we expect to develop safer, more effective and more convenient protein therapeutics and biopharmaceuticals for certain diseases, as well as develop longer-acting forms of many existing proteins. Current fusion proteins include Albumin-Alpha Interferon (Albuferon) and Albumin-Human Growth Hormone. We initiated Phase I clinical trials of Albuferon, a fusion of albumin and alpha interferon in March 2001.

        - Gene Therapy. We believe that our gene discovery technology may identify genes that can be introduced into the body through the use of gene therapy. Many diseases are caused by overproduction, underproduction or defective production of specific proteins. Gene therapy is an approach to the treatment of disease in which scientists insert genes into a patient's cells for the purpose of inducing these cells to produce therapeutic proteins or to replace defective or missing genes. In other applications, we believe that gene therapy may induce cells to secrete proteins that enhance the immune system's ability to recognize and attack a specific disease. Gene therapy might also allow localized delivery of proteins that cannot reach the appropriate site through conventional methods of administration. There are currently no gene therapy products on the market although several are undergoing clinical trials. We have entered into agreements with Schering-Plough, Vascular Genetics, Transgene and Vical granting them the right to use our technologies for gene therapy. Vascular Genetics has conducted gene therapy clinical studies of VEGF-2, although these studies have been placed on hold by the FDA. In July 2000, Transgene selected two genes from our database, CTGF-2 and TIMP-4, as its first two exclusive gene therapy products, both as a potential treatment for severe cardiovascular conditions.

        - Small Molecule Drugs. We believe that more complete knowledge of genes and the proteins they express will enable traditional pharmaceutical companies to design and screen pharmaceutical products in a more efficient fashion by providing specific targets for drug discovery. The discovery of new drugs often involves screening a large family of synthetic and natural products to determine their impact on proteins expressed by genes. Increasingly, automated biochemical tests that assess the ability of chemical compounds to bind to and modify the activity of purified proteins are used to test the efficacy and selectivity of new drugs. A drug's selectivity is its ability to affect only the desired protein targets and not other proteins expressed in the human body. The undesired binding of a drug to other proteins not detected by a screening test can result in toxicity or other undesirable side effects. We believe that the genes we discover may contribute to screening tests by permitting more complete sets of target proteins to be assembled for a test. GlaxoSmithKline and our other collaboration partners are currently using proteins expressed by genes identified by us in a number of screening tests. We may pursue small molecule drug development on our own or continue to leverage the expertise of our partners in this area. In February 2001, GlaxoSmithKline announced the results of human testing of a small-molecule inhibitor of a gene we discovered, Lipoprotein-associated phospholipase A2 (Lp-PLA2), as a treatment for cardiovascular disease.

        - Other. We believe that our genetic data could lead to the development of diagnostic tests and antimicrobial agents and vaccines. The development of diagnostic tests based on human genes that we identify is part of our collaboration with GlaxoSmithKline. For the development of antimicrobial agents and vaccines, analysis of the total genome of a microorganism should provide a complete picture of all genes encoded by the microorganism. With this information, we believe it may be possible to choose protein candidates that may be useful as vaccine components or antigens required for the development of products to enhance the immune system. We also believe that a high-throughput approach of gene identification may identify new genes capable of producing antibiotics and other useful secondary metabolites. In the future we may pursue these developments on our own or leverage the expertise of our partners.

RESEARCH AND DEVELOPMENT CAPABILITIES

        Our product development efforts are supported by our extensive research and development capabilities and are substantially augmented by those of our partners. We exploit the power of modern computers, automated laboratory instruments and advances in biology to discover the structure and function of new genes and to understand their potential medical applications. As part of this process we cover all stages of development, from the discovery of new human genes to human clinical trials of the new drugs. We continually seek to upgrade our technologies and integrate new and more efficient technologies into our development efforts. We believe this discovery process is responsible for our success in translating genomic information into new drug candidates.

        Our technology platform is based on various methods that we integrate in a high-throughput fashion to enable the rapid progression from gene discovery to clinical trials.

        - Gene Isolation is the process of deciphering the sequence of a gene. We believe we have isolated the messenger RNA from more than 95% of all human genes. Of these, we believe that between 75% and 80% are fully functional, as they contain all the instructions necessary to produce an active protein.

        - Secreted Protein Identification refers to the elucidation of secreted proteins which are often involved in disease processes. We believe we have identified several thousand human genes that encode signaling proteins. We believe that this collection represents the majority of human signaling proteins.

        - Expression Profiling and Mapping refers to the comparison of messenger RNA levels in diseased and healthy tissues. Our scientists use gene chips and proprietary methods to analyze gene expression profiles in a wide variety of tissues and cells. They also use a variety of techniques to map chromosome location, which generally allow our scientists to map any gene within two or three weeks.

        - Proteomics is the analysis of proteins correlated with a particular disease. In this step we map out the physical properties of each signaling protein. We attempt to determine the molecular weight, amino acid composition and amino acid sequence of the majority of the newly discovered signaling proteins.

        - Use of Antibodies. Antibodies are proteins that bind in a highly specific manner to molecules. Antibodies are used to block the effects of proteins and to determine the location of a protein in tissues. We are working to produce antibodies to many of our newly discovered secreted proteins.

        - High-Throughput Biological Screening. We have developed a reliable high-speed robotic cloning method to produce each newly discovered signaling protein for biological studies. To date, we have cloned many proteins.

        - Biological Activity and Specificity. Our scientists can simultaneously monitor changes in the expression of about 100 representative genes through the use of an automated, high-throughput biological screening system. We analyze the activity of the proteins on a wide variety of different types of cells to assess their specificity of action, or the range of circumstances in which they act, and the number of characteristics they can influence. Only proteins that are highly specific in their activity are selected for further development.

        - Animal Models refer to producing animals with the human disease equivalent. We test proteins that are highly specific in their activity with animal models of human disease. Where possible, we compare the results for each tested protein to the best existing therapy. Proteins which prove to be active in these models are selected for extensive laboratory studies.

        - Preclinical Studies and Manufacturing. In this step we develop protocols for human testing based on extensive laboratory toxicology and pharmacokinetic studies. A toxicological study tests whether and how the therapy could be harmful to humans. Pharmacokinetic studies analyze how the drug will be absorbed, metabolized and stored by, distributed throughout and excreted from the body. We are developing techniques for measuring blood and tissue levels of each protein to enable measurements within human subjects. We need to develop manufacturing methods for large-scale production of each protein. We lease a newly constructed 84,000 square foot process development and manufacturing facility to support Phase I, II and III human clinical studies and the North American launch of novel protein and gene products. Construction of a 43,000 square foot expansion of this facility has recently been completed. We plan to establish additional manufacturing facilities in the future.

        - Clinical Development is the process of conducting human clinical trials and gaining the necessary approval from regulatory agencies. The goal of clinical development is to establish the safety and efficacy of our drugs for the treatment of human disease. Four products discovered by us have entered clinical development for multiple indications.

        - Bioinformatics refers to the use of computers to process, analyze, store and retrieve biological information. Our high capacity computer system has been designed for ease of use by research scientists, who readily access the system through desktop computers. Our data are also available to scientists at GlaxoSmithKline, Takeda, Schering-Plough, Merck KGaA and Sanofi-Synthelabo through bioinformatics systems that we and GlaxoSmithKline created. We believe that our proprietary bioinformatics system is an important asset for the identification and creation of gene-based product opportunities.

COLLABORATIVE ARRANGEMENTS

        Forming strategic alliances with leading pharmaceutical and biotechnology companies is a key element of our strategy. We currently have three major types of collaborations:

        - Drug Discovery. These are collaborations in which we provide our drug discovery capabilities in exchange for access to our partners' drug development and commercialization expertise as well as research funding and long-term value creation through potential milestone and royalty payments. We are also entitled to certain co- promotion, co-development, revenue sharing and other product rights. Between 1993 and 1997, we entered into major collaborations with SmithKline Beecham (now part of GlaxoSmithKline), Takeda, Schering-Plough, Merck KGaA and Sanofi-Synthelabo. These collaborations continue through June 2001, a period described as the initial research term, after which they may be extended in certain respects for up to an additional five years (except for Takeda); however, we expect that these collaborations will not be renewed.

        - Technology. These are collaborations in which we gain access to our partners' technology to complement our own drug discovery and development capabilities in exchange for license fees, potential milestone and royalty payments as well as equity investments.

        - Microbial. These are collaborations in which we provide access to gene sequence data for specific microbial organisms to biopharmaceutical companies in exchange for license fees and royalty payments.

        A summary of our most important collaborations is provided below:

-------------------------------------------------------------------------------------
    YEAR ESTABLISHED                              PARTNER                             FOCUS
--------------------                   ------------------------------     -------------------------------
DRUG DISCOVERY COLLABORATIONS

1993-97                                GlaxoSmithKline                    Therapeutic proteins, small
                                                                          molecule drugs, gene therapy
                                                                          vaccines and diagnostics
1995                                   Takeda                             Therapeutic proteins and small
                                                                          molecule drugs
1996                                   Schering-Plough                    Therapeutic proteins, small
                                                                          molecule drugs and gene therapy
1996                                   Merck KGaA                         Therapeutic proteins and small
                                                                          molecule drugs
1996                                   Sanofi-Synthelabo                  Therapeutic proteins and small
                                                                          molecule drugs
TECHNOLOGY COLLABORATIONS

1997                                   Vascular Genetics                  Gene therapy
1998                                   Transgene                          Gene therapy
1999                                   Abgenix                            Antibodies
2000                                   Cambridge Antibody Technology      Antibodies
2000                                   Dyax                               Antibodies and peptides
2000                                   Vical                              Gene therapy
                                                                          Small molecule drugs, including
2000                                   Praecis                            peptides
2000                                   Aventis Behring                    Albumin fusion technology
2000                                   Dow Chemical                       Radiolabeling technology

MICROBIAL COLLABORATIONS

1995-97                                MedImmune                          Infectious agents
1996                                   Pharmacia                          Staphylococcus aureus

DRUG DISCOVERY COLLABORATIONS

        GlaxoSmithKline. We entered into collaboration agreements with SmithKline Beecham (now part of GlaxoSmithKline) in May 1993, which we amended in June 1996 and July 1997. These agreements continue through June 2001, the conclusion of the initial research term. Under these agreements, we granted GlaxoSmithKline rights to develop and commercialize therapeutic and diagnostic products based on human genes discovered by us in GlaxoSmithKline's field, which is the field of human and animal health care, including gene therapy vaccines but excluding other gene therapy products, antisense products and the use of genes for synthesizing drugs that were known in May 1993. Pursuant to the collaboration agreements GlaxoSmithKline has paid us an aggregate of $125.0 million, of which $55.0 million was allocated to the purchase of shares of our common stock. We and GlaxoSmithKline jointly entered into collaboration agreements with four additional pharmaceutical companies: Takeda, Schering-Plough, Merck KGaA and Sanofi-Synthelabo. Under all five agreements, we can unilaterally designate proteins with therapeutic potential for exclusive development and commercialization, as long as we select the protein before GlaxoSmithKline or any other collaboration partners and meet certain research requirements prior to designation. We can also unilaterally research, develop and commercialize antibody products directed against antigens derived from the human genome database we created, and identify and use novel molecular targets derived from our human genome database to discover and develop small molecule pharmaceutical products under certain circumstances. GlaxoSmithKline and the other collaboration partners have the same rights.

        We share equally with GlaxoSmithKline any license fees and product-development milestone payments made under the four additional collaboration agreements, but we receive all royalty and research support payments under those agreements. GlaxoSmithKline has granted us royalty payments, based on net sales of products developed from any of our patents or technologies that fall within GlaxoSmithKline's field, for any sales made by GlaxoSmithKline or its licensees. We are also entitled to milestone payments in connection with the development of these products as well as to Lp-PLA2. We hold an option to co-promote any products sold by GlaxoSmithKline in the U.S., Canada, Mexico and Europe, subject to the rights granted to Takeda and other collaborators. If we develop and market or license to a third party any product in GlaxoSmithKline's field pursuant to our rights under these agreements, GlaxoSmithKline will usually be entitled to royalty payments from, or to share in milestone payments and license fees we receive with respect to, those products.

        Our collaboration agreements with GlaxoSmithKline include an option for GlaxoSmithKline to co-develop and co-commercialize products in GlaxoSmithKline's field to which we have exclusive development and commercialization rights under our collaboration agreements with GlaxoSmithKline and for which Schering-Plough has not exercised its option. In October 2000, GlaxoSmithKline exercised its option to jointly develop and commercialize KGF-2. GlaxoSmithKline is also entitled to royalty payments on and an option to co-promote products outside GlaxoSmithKline's field sold by us which are based on or incorporate patents or information developed by GlaxoSmithKline using our human gene technology.

        Takeda. GlaxoSmithKline and Takeda entered into a license agreement relating to the development and sale of products in GlaxoSmithKline's field based upon rights licensed from us. We are entitled to all royalty payments and one-half of the milestone payments due from Takeda to GlaxoSmithKline under this license agreement on sales of products developed by Takeda. We entered into an option and license agreement with Takeda pursuant to which we granted Takeda an exclusive option to license rights under our patents and technology in the field of human health care, other than gene therapy, antisense and diagnostics, in order to make and sell up to three products in Japan. In consideration of the grant of the option, Takeda paid us $5.0 million and agreed to pay to us milestone payments and royalties based on the sale of Takeda products covered by the option and license agreement. The option period terminates three years following expiration of the initial research term under our collaboration agreements with GlaxoSmithKline. Takeda has exercised one of its options with the selection of MPIF-1. Takeda recently selected approximately 100 targets for use in small molecule and antibody discovery.

        Schering-Plough. In June 1996, we entered into a collaboration agreement with Schering-Plough. Under this agreement, Schering-Plough has the right to use our human gene technology and biological information developed by us and GlaxoSmithKline to discover, develop and commercialize products. Schering-Plough was also granted an option to co-develop and co-commercialize up to two of our therapeutic protein products to which we have exclusive development and commercialization rights under our agreements with GlaxoSmithKline. This option can also be exercised with respect to proteins we elect to license to third parties. In October 2000, Schering-Plough exercised one of its two options with the selection of a novel interferon discovered by us. We will receive milestones and royalty payments for any product developed from this protein. Schering-Plough is obligated to pay license fees, research payments and milestone payments in connection with the development of products. Schering-Plough has paid us an aggregate of $37.5 million under this agreement. We also have a collaboration with Schering-Plough related to gene therapy by which Schering-Plough was granted a non-exclusive license to use our human gene technology to conduct research and an option to obtain an exclusive license to specific genes in the field of gene therapy.

        Merck KGaA. In July 1996, we entered into a collaboration agreement with Merck KGaA. Under this agreement, Merck KGaA has the right to use our human gene technology and biological information developed by us and GlaxoSmithKline to discover, develop and commercialize products. Merck KGaA is obligated to pay license fees, research payments, and milestone payments in connection with the development of products. Merck KGaA has paid us an aggregate of $32.5 million under this agreement.

        Sanofi-Synthelabo. In July 1996, we entered into a collaboration agreement with Sanofi-Synthelabo. Under this agreement, Sanofi-Synthelabo has the right to use our human gene technology and biological information developed by us and GlaxoSmithKline to discover, develop and commercialize products. Sanofi-Synthelabo is obligated to pay license fees, research payments and milestone payments in connection with the development of products. Sanofi-Synthelabo has paid us an aggregate of $21.0 million under this agreement.

        Post-Initial Research Term. The initial research term under our collaboration agreements with GlaxoSmithKline and the other four collaboration partners expires on June 30, 2001. GlaxoSmithKline, Schering-Plough, Merck KGaA and Sanofi-Synthelabo have the right to extend the research term for up to five additional years, which would extend the time for submitting research plans for therapeutic products other than antibody products and therapeutic protein products. These companies can extend the collaborations by making set payments. After any renewal, the terms of the collaborations will change in that the collaborators will be entitled to use our gene data only as it exists on June 30, 2001 and will have no access to future gene sequence information or other data generated by us. In addition, the field of use for new products to be developed by these collaborators will be limited to small molecule drugs, except that these collaborators may continue projects underway on June 30, 2001 if they notify us before that date. At this time, we expect that these collaboration agreements will not be renewed.

TECHNOLOGY COLLABORATIONS

Antibodies and Peptides

        Abgenix. In November 1999, we entered into a collaboration and license agreement with Abgenix relating to the field of fully human antibody drug candidates. Pursuant to this agreement, we licensed technology from Abgenix that we and Abgenix will use to generate fully human antibody drug candidates. We will independently develop and seek to commercialize antibody-based drugs from this collaboration. Abgenix has an option to develop and commercialize products derived from our antigens. We and Abgenix will pay reciprocal milestone and royalty payments for products developed and commercialized. We and Abgenix will jointly work on up to five targets of interest.

        Cambridge Antibody Technology (CAT). In August 1999, we entered into an antibody license agreement with CAT for the development of fully human antibody therapeutics for up to three of our target human proteins. Pursuant to this agreement, we have entered into an exclusive license agreement to an anti-BLyS antibody discovered in collaboration with CAT. Under this 1999 agreement, we have paid CAT $0.8 million through the end of 2000. In February 2000, we entered into a broader agreement with CAT that provides us with the right to use their technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. Under this 2000 agreement, we paid CAT $12.0 million for ten years of committed research support. We also plan to combine our resources to develop and sell a significant number of therapeutic antibody products. CAT has the right to select up to twenty-four of our proprietary antigens for preclinical development. We have the option to share clinical development costs and to share the profits equally with them on up to eighteen such products. CAT has rights to develop six such products on their own. We are entitled to clinical development milestone and royalty payments on those six products. We also invested approximately $54.7 million for ordinary shares of CAT. In November 2000, we sold a portion of our CAT holdings at a gain of approximately $5.9 million.

        Dyax. In February 2000, we entered into a license agreement with Dyax relating to Dyax' phage display and peptide technology. Under the agreement, we have the right to use Dyax' phage display technology to develop an unlimited number of therapeutic and diagnostic products that we may sell or outlicense. In 2000, we paid Dyax $6.0 million for the technology license and $2.1 million for research support. Over the next four years, we will pay Dyax approximately $14.3 million for committed research support. We will provide milestone and royalty payments to Dyax on products we develop and sell or will share revenue we receive from outlicensees. The licensed technologies include Dyax' phage display technology to create peptide drugs, human monoclonal antibody drugs and in vitro diagnostic products. In addition, we have the right to require that Dyax perform research in the fields of protein separation and high-throughput screening technology. We also have rights to improvements in Dyax' phage display technology.

        Praecis. In February 2000, we entered into a collaboration agreement with Praecis relating to the field of small molecule drugs, including peptides. Under the agreement, Praecis will screen two of our targets to identify novel small molecule drugs to combat metabolic disorders and infectious diseases.

Gene Therapy

        Transgene. In February 1998, we entered into an agreement with Transgene relating to the field of human gene therapy, including gene therapy vaccines to the extent it will not conflict with our other collaboration agreements. Under this agreement, we granted Transgene the right to license exclusively up to 10 genes. We obtained a 10% equity interest in Transgene and certain co-development and co-marketing rights. Transgene recently selected two genes from our database, CTGF-2 and TIMP-4, as its first two exclusive gene therapy products. CTGF-2 stimulates the formation of blood vessels and could be an effective tool in the control of coronary artery disease. TIMP-4 prevents restenosis, which is the growth of blood-vessel obstruction following an angioplasty. Our collaboration with Transgene will end in 2008.

        Vical. In February 2000, we entered into a license agreement with Vical relating to the field of gene therapy. Under this agreement, we licensed technology from Vical and granted Vical the right to license up to three genes. The agreement provides for reciprocal royalty payments. Our collaboration with Vical will end in 2004.

        Vascular Genetics. In November 1997, we entered into an agreement with Vascular Genetics whereby we granted Vascular Genetics an exclusive license in the field of gene therapy for our VEGF-2 gene. As of December 31, 2000, we held an approximately 27% equity interest in Vascular Genetics. We are also entitled to receive up to 10% royalties on net sales.

Fusion Technology

        Aventis Behring. In October 2000, we entered into a joint development and commercialization agreement with Aventis Behring to co-develop and jointly market an Aventis Behring plasma protein product.

Other

        Dow Chemical. In October 2000, we entered into an agreement with Dow Chemical Company to develop a drug for the treatment of B-cell malignancies. This agreement combines one of Dow's patented technologies, bifunctional chelation agents (BFCA) with BLyS, one of our protein discoveries, Dow's BFCA technology is capable of attaching a variety of radioactive metals to BLyS, resulting in a "radiolabeled" version of the protein.

MICROBIAL COLLABORATIONS

        MedImmune. We entered into a collaboration and license agreement with MedImmune in July 1995, which we amended in March and December 1997. This agreement is related to the development of drugs based upon certain infectious agents sequenced by us or The Institute For Genomic Research (TIGR) or as to which we hold licenses. Programs under this agreement include the creation of vaccines and immunotherapeutics for non-encapsulated Haemophilus influenzae, Streptococcus pneumoniae, Escherichia coli, Helicobacter pylori and Borrelia burgdorferi. MedImmune recently sub-licensed the Streptococcus pneumoniae vaccine technology to GlaxoSmithKline. We are entitled to a portion of the payments received by MedImmune under its sub-license. In 2000, we received $1.0 million from MedImmune.

        Pharmacia. In October 1996, we entered into an agreement with Pharmacia in which we granted to Pharmacia a nonexclusive license to conduct research and to make, use and sell products based on genes of Staphylococcus aureus and the pathogenicity islands of Escherichia coli sequenced by us.

PATENTS AND PROPRIETARY RIGHTS

        Our commercial success depends in large part on our ability to obtain patent or other intellectual property protection for genes we discover. The patent protection available to biotechnology firms is highly uncertain and involves complex legal and factual questions that will determine who has the right to develop a particular product.

No clear policy has emerged regarding the breadth of biotechnology patents. There have been, and continue to be, intensive discussions on the scope of patent protection for both partial gene sequences and full-length genes. Some regulatory authorities question the appropriateness of patents on genes and partial gene sequences. The Patent and Trademark Office has recently issued new guidelines for patents. The biotechnology patent situation outside the U.S. is even more uncertain and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products.

        As of March 2, 2001, we had filed U.S. patent applications with respect to many human genes and their corresponding proteins. We have also filed U.S. patent applications with respect to all or portions of the genomes of eight infectious microorganisms and one non-infectious microorganism. As of March 2, 2001, we had 165 U.S. patents covering 115 full-length human genes. The remaining applications covering full-length genes and their corresponding proteins may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases. In certain instances, we will be dependent upon our collaborators to file and prosecute patent applications.

        Washington University has identified genes through partial sequencing funded by Merck & Co. and has deposited those partial sequences in a public database. In January 1997, TIGR, in collaboration with the National Center for Biological Information, disclosed full-length DNA sequences which are reportedly in excess of 35,000 sequences that were assembled from partial gene sequences available in publicly accessible databases or sequenced at TIGR. In addition, the Human Genome Project and Celera Genomics Corporation have completed an initial sequencing of the human genome, and have published papers on this sequencing in February 2001. All of this public disclosure might limit the scope of our claims or make unpatentable subsequent patent applications on full-length genes we file.

        Other companies or institutions have filed, and may file patent applications in the future, which attempt to patent genes similar to those covered in our patent applications, including applications based on our potential products. The Patent and Trademark Office would decide which applications merit a patent and the priority of competing patent claims. Any patent application filed by a third party may prevail over patent applications we filed, in which event the third party may require us to stop pursuing a potential product or to negotiate a royalty arrangement to pursue the potential product.

        Other parties may claim that our potential products infringe their patents. This risk will increase as the biotechnology industry expands and as other companies obtain more patents and attempt to discover genes through the use of high-speed sequencers. Other persons could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products. If any of these actions is successful, in addition to demanding monetary damages, these persons may require us to obtain a license in order to continue to manufacture or market the affected products. We believe that there will continue to be significant litigation in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources.

        Issued patents may not provide commercially meaningful protection against competitors. Any issued patent may not provide us with competitive advantages. Others may challenge our patents or independently develop similar products that could result in an interference proceeding in the Patent and Trademark Office. Others may be able to design around our issued patents or develop products providing effects similar to our products. In addition, others may discover uses for genes or proteins other than those uses covered in our patents, and these other uses may be separately patentable. The holder of a patent covering the use of an invention as to which we have a patent claim could exclude us from selling a product for a use covered by its patent.

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

COMPETITION

        We are in a race to identify, establish uses for and patent as many genes as possible and to commercialize the products we develop. Many of our potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. The Human Genome Project and Celera Genomics Corporation have claimed to have mapped the complete human genome, and have made their findings available to the public. We face competition from other entities using high-speed gene sequencers to discover genes, such as Incyte Genomics, Inc. and Celera Genomics Corporation. We also face competition from entities using more traditional methods to discover genes related to particular diseases, such as Amgen, Inc., Genentech, Inc., Millennium Pharmaceuticals, Inc. and other large biotechnology and pharmaceutical companies. We expect that competition in our field will continue to be intense.

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

        The gene sequencing machines we use are commercially available and are currently being used by many other companies, in some cases for business purposes that compete with us. In addition, a number of other companies have announced plans to engage in gene discovery and could acquire similar machines and develop procedures for automated sequencing of genes. Although we believe that our large-scale, automated processes and lead time provide us with a competitive advantage, any one of these companies or other entities may discover and establish a patent position in one or more genes that we have identified and might have designated or considered designating as a product candidate. Any potential products based on genes we identify will face competition both from companies developing gene-based products and from companies developing other forms of treatment for diseases that may be caused by, or related to, genes we identify.

        We face significant competition in our product development and commercialization efforts. Although we believe that there are significant product development opportunities for both us and our collaborators based on our gene databases, competition exists among us and our collaborators to develop and commercialize products. In addition, our competitors may succeed in developing products before we do, obtaining approvals from the FDA or other regulatory agencies for such products more rapidly than we do, or developing products that are more effective than those proposed to be developed by us. Similarly, while we will share any success of our collaborators in identifying and commercializing products through royalties and co-payment arrangements, our collaborators face similar competition from other competitors who may succeed in developing products more quickly, or developing products that are more effective, than those developed by our collaborators. Certain of these competitors may be further advanced than us in developing potential products. Research and development by others may render the products that we or our collaborators may seek to develop obsolete or uneconomical or result in treatments, cures or diagnostic tests superior to any therapy or diagnostic test developed by us or our collaborators. In addition, therapies or diagnostic tests developed by us or our collaborators may not be preferred to any existing or newly developed technologies.

GOVERNMENT REGULATION

        Regulation of Pharmaceutical Products. New drugs and biologics are subject to regulation under the Federal Food, Drug, and Cosmetic Act. In addition to being subject to certain provisions of that Act, biologics are also regulated under the Public Health Service Act. We believe that the pharmaceutical products developed by us or our collaborators will be regulated either as biological products or as new drugs. Both statutes and their corresponding regulations govern, among other things, the testing, manufacturing, distribution, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs.

        In addition, any gene therapy products developed by us will require regulatory approvals prior to human trials and additional regulatory approvals prior to commercialization. New human gene therapy products are subject to extensive regulation by the FDA and the Center for Biological Evaluation and Research and comparable agencies in other countries. Currently, each human-study protocol is reviewed by the FDA and, in some instances, the National Institute for Health, on a case-by-case basis. The FDA and the National Institute for Health have published guidance documents with respect to the development and submission of gene therapy protocols.

        Obtaining FDA approval has historically been a costly and time-consuming process. We may not obtain FDA approvals in a timely manner, or at all. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Generally, in order to gain FDA pre-market approval, a developer first must conduct laboratory studies and animal-model studies to gain preliminary information on an agent's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application, which the FDA must review before human trials of an investigational drug can start. The investigational new drug application includes a detailed description of the initial animal studies and human investigation to be undertaken.

        Laboratory studies can take several years to complete, and there is no assurance that an investigational new drug application based on such studies will ever become effective so as to permit human testing to begin. A 30-day waiting period after the receipt of each investigational new drug application is required by the FDA prior to the commencement of human testing. If the FDA has not commented on or questioned the investigational new drug application within this 30-day period, human studies may begin. If the FDA has comments or questions, it places the studies on clinical hold and the questions must be answered to the satisfaction of the FDA before human testing may begin.

        In order to commercialize pharmaceutical products, we or one of our collaborators must sponsor and file an investigational new drug application and be responsible for initiating and overseeing the human studies to demonstrate the safety and efficacy and, for a biologic product, the potency, which are necessary to obtain FDA approval of any such products. For our or our collaborator-sponsored investigational new drug applications, we or our collaborator will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the investigational new drug application. Human trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary activity of the drug, involve fewer than 100 subjects and may take from six months to over a year to complete. Phase II exploratory trials normally involve a few hundred patients, but in some cases may involve fewer. Phase II trials are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III confirmatory trials are expanded trials with larger numbers of patients which are intended to gather the additional information for proper dosage and labeling of the drug and demonstrate its overall safety and effectiveness. All three phases generally take three to five years, but may take longer, to complete. Recent regulations promulgated by the FDA may shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases which lack available alternative treatments.

        The FDA receives reports on the progress of each phase of testing, and it may require the modification, suspension, or termination of trials if an unwarranted risk is presented to patients. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. The investigational new drug application process can thus result in substantial delay and expense. Human gene therapy products (which is one of the areas in which we are seeking to develop products) are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy and potency of human gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval.

        After completion of trials of a new drug or biologic product, FDA marketing approval must be obtained. If the product is regulated as a biologic, the Center for Biological Evaluation and Research will require the submission and approval, depending on the type of biologic, of either a biologic license application or, in some cases, a product license application and an establishment license application before commercial marketing of the biologic. If the product is classified as a new drug, we must file a new drug application with the Center for Drug Evaluation and Research and receive approval before commercial marketing of the drug. The new drug application or biologic license applications must include results of product development, laboratory, animal and human studies, and manufacturing information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the new drug application or biologic license applications for filing and, even if filed, that any approval will be granted on a timely basis, if at all. In the past, new drug applications and biologic license applications submitted to the FDA have taken, on average, one to two years to receive approval after submission of all test data. If questions arise during the FDA review process, approval can take more than two years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the new drug application or biologic license application does not satisfy its regulatory criteria for approval and require additional studies. In addition, the FDA may condition marketing approval on the conduct or specific post-marketing studies to further evaluate safety and effectiveness. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with current good manufacturing practices, or cGMPs, reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

        If a developer obtains designation by the FDA of a biologic or drug as an "orphan" drug for a particular use, the developer may request small grants from the federal government to help defray the costs of qualified testing expenses in connection with the development of such drug. Orphan drug designation may be granted to drugs for rare diseases, typically defined as a disease or condition that affects populations of fewer than 200,000 individuals in the United States, and includes many genetic diseases. The first applicant who has obtained designation of a drug for a particular use as an orphan drug and then obtains approval of a marketing application for such drug for the particular use is entitled to marketing exclusivity for a period of seven years, subject to certain limitations.

        Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory approval process. Although obtaining FDA approval to market a product with an orphan drug designation can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation will remain in effect in the future. In February 2001, BLyS received "orphan" drug designation from the FDA for the treatment of common variable immunodeficiency.

        Moreover, several areas in which we or our collaborators may develop products involve relatively new technology and have not been the subject of extensive product testing in humans. The regulatory requirements governing these products and related testing procedures remain uncertain. In addition, these products may be subject to substantial review by foreign governmental regulatory authorities that could prevent or delay approval in those countries. Regulatory requirements ultimately imposed on our products could limit our ability to test, manufacture and, ultimately, commercialize our products.

        We are currently conducting human trials with respect to KGF-2, MPIF-1 and BLyS. We recently announced the initiation of a Phase I human clinical trial for Albumin-Alpha Interferon. Trials for VEGF-2 are being conducted by Vascular Genetics and have been suspended at FDA request. We are conducting preclinical trials with respect to other proteins and expect to continue to conduct preclinical and clinical studies with respect to additional potential products, as permitted under our collaboration agreements. Accordingly, we are beginning to incur significant expenses with respect to our laboratory, animal and human studies. We cannot assure you that the trials will lead to our successful development of any products. As further studies are conducted, we may choose to abandon particular projects that we might have previously considered promising.

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

SOURCES OF SUPPLY

        We currently depend on a single supplier, Applied Biosystems, a division of Applera Corporation (formerly PE Corporation), to provide all our gene sequencing machines and some of the chemicals we require for our gene sequencing process. Applera Corporation owns Celera Genomics Corporation, which has claimed to have mapped the entire human genome and could potentially be one of our competitors. We have not experienced problems in obtaining either gene sequencing machines or chemicals in a timely manner. While other gene sequencing machines are available, we do not believe they are as efficient as the machines we currently use. We have entered into agreements with Applera Corporation that set price schedules for the chemicals we use, subject to adjustment if we do not meet minimum purchase requirements. For one enzyme we are obligated to purchase and Applera Corporation is obligated to sell a stated quantity at a fixed price. We order these chemicals by submitting purchase orders at the time of purchase. Gene sequencing machines or chemicals may not remain available in commercial quantities at acceptable costs. If we are unable to obtain additional machines or an adequate supply of chemicals or other ingredients at commercially reasonable rates, our ability to continue to identify genes through gene sequencing in accordance with our current business plan would be adversely affected.

        We have contracted for the manufacture of therapeutic proteins for testing and development. We will be dependent on third party manufacturers for our supply of therapeutic proteins until we are able to produce sufficient therapeutic proteins at our leased facility that was substantially completed in February 1999. Any failure or delay in supplying therapeutic proteins could affect the timing of laboratory and human trials and could delay submission of products for regulatory approval.

MANUFACTURING

        We have developed in-house capabilities for the production and purification of laboratory-produced proteins for use in our research activities, but do not have any manufacturing facilities licensed to supply materials suitable for commercial sale, or any experience in manufacturing materials suitable for commercial sale. From time to time, we may depend on third parties for manufacturing. If we need others to manufacture our products, we will depend on those third parties to comply with cGMPs, and other regulatory requirements and to deliver materials on a timely basis. These third parties may not perform adequately. Any failures by these third parties may delay our development of products or the submission of these products for regulatory approval.

        During 1997 and 1998, we designed and the Maryland Economic Development Corporation (MEDCO) constructed a process development and manufacturing facility for the preparation of our proteins for human studies. The facility comprises approximately 84,000 square feet, with construction of an additional 43,000 square foot expansion recently completed, and is located in the Johns Hopkins Belward Research Campus near our offices and research laboratories. We completed the original facility in 1999. We designed the facility to allow for the production and purification of multiple laboratory-produced proteins. We intend to use the facility for production of laboratory and human study supplies of our therapeutic proteins and for process development and scale-up. The FDA must inspect and license this facility to determine compliance with cGMP requirements for commercial production. A delay in licensing of the facility could delay or increase the cost of regulatory approval. We have entered into long-term lease arrangements MEDCO for the facility and the expansion.

        Our long-range plan is to establish additional manufacturing capabilities to allow us to meet our full commercial manufacturing requirements. While we intend to expand our manufacturing capabilities, we may contract with third party manufacturers or may develop products with partners and take advantage of such partner's manufacturing capabilities. We may not be able to successfully establish manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.

MARKETING

        We do not currently have any marketed products. We expect that in the future we will rely at least partially on collaborators or on third parties with whom we may contract to market any products that we may develop. Our collaborators or other third parties may not be successful in marketing our products. To date, we have collaborated with GlaxoSmithKline, Schering-Plough and others. However, we also may co-promote or retain U.S. marketing rights to certain of our products. If we decide to market products directly, we will incur significant additional expenditures and commit significant additional management resources to develop an external sales force in order to implement our marketing strategy. We may not be able to establish a successful marketing force.

EMPLOYEES

        As of March 2, 2001, we had 720 full-time employees, of whom 600 were in research and development, including 123 scientists holding doctoral degrees. We anticipate hiring approximately 155 additional employees during the next six months, including research and development staff, process development and manufacturing personnel, and medical and regulatory affairs and strategic marketing staff. None of our employees is covered by a collective bargaining agreement and we consider relations with our employees to be good.

FACTORS THAT MAY AFFECT OUR BUSINESS

        There are a number of important factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.

BECAUSE OUR BUSINESS STRATEGY IS STILL LARGELY UNTESTED, WE DO NOT KNOW WHETHER WE WILL BE ABLE TO COMMERCIALIZE ANY OF OUR PRODUCTS OR TO WHAT EXTENT WE WILL GENERATE REVENUE.

        We do not know whether we can implement our business strategy successfully because we are in the early stages of development. We initially set out to find as many genes as possible and are now using that information to develop medical and pharmacological products. We use automated high-speed technology to:

        - rapidly identify the function of and obtain proprietary rights to a substantial number of genes; and

        - select genes with the greatest potential for the treatment and diagnosis of human disease.

        Nobody has tested our strategy. Other companies first target particular diseases and try to find cures for them through gene-based therapies. If our strategy does not result in the development of products that we can sell profitably, we will be unable to generate revenue.

IF WE ARE UNABLE TO IDENTIFY GENES WITH POTENTIAL VALUE, WE MAY NOT BE ABLE TO RECOVER OUR INVESTMENT IN OUR GENE DISCOVERY EFFORT.

        We invested significant time and resources to isolate and study genes and determine their functions. We now devote an ever-increasing portion of our resources to identifying and developing proteins, antibodies and other compounds for the treatment of human disease. We have recently made substantial capital expenditures and hired additional personnel to foster these activities. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. We cannot assure you that expenses for testing and study will yield profitable products or even products approved for marketing by the FDA. We will incur additional costs to continue these activities. If we are not successful in identifying products which we can develop commercially, we may be unable to recover the large investment we make in research and development.

BECAUSE OUR PRODUCT DEVELOPMENT EFFORTS DEPEND ON NEW AND RAPIDLY-EVOLVING TECHNOLOGIES, WE DO NOT KNOW WHETHER OUR EFFORTS WILL BE SUCCESSFUL.

        To date, companies have developed and commercialized relatively few gene-based products. Our work depends on new, rapidly-evolving technologies and on the marketability and profitability of innovative products. Commercialization involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the possibility that:

        - these technologies or any or all of the products based on these technologies will be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;

        - the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

        - proprietary rights of third parties will prevent us or our collaborators from exploiting technologies or marketing products;

        - third parties will market superior or equivalent products; and

        - we may not be able to obtain or exploit new and superior technology which could render obsolete the technologies we use.

BECAUSE WE ARE AN EARLY STAGE COMPANY, WE DO NOT KNOW WHETHER WE CAN DEVELOP OUR BUSINESS OR ACHIEVE PROFITABILITY.

        We expect to continue to incur increasing losses and we cannot assure you that we will ever become profitable. We are in the early stages of development, and it will be a number of years, if ever, before we are likely to receive revenue from product sales or royalty payments. We will continue to incur substantial expenses relating to research and development efforts. We anticipate that we will increase these efforts as we focus on the laboratory and human studies that are required before we can sell a product. The development of our products requires significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.

PRODUCT DEVELOPMENT RISKS

BECAUSE WE HAVE LIMITED EXPERIENCE IN DEVELOPING AND COMMERCIALIZING PRODUCTS, WE MAY BE UNSUCCESSFUL IN OUR EFFORTS TO DO SO.

        Our ability to develop and commercialize products based on proteins, antibodies and other compounds will depend on our ability to:

        - develop products internally;

        - complete laboratory testing and human studies;

        - obtain and maintain necessary intellectual property rights to our products;

        - obtain and maintain necessary regulatory approvals related to the efficiency and safety of our products;

        - develop efficient production facilities meeting all regulatory requirements or enter into arrangements with third parties to manufacture our products on our behalf; and

        - deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.

        Although we have initiated human studies with respect to three products and have recently announced the initiation of a human study with respect to a fourth product, we have limited experience with these activities and may not be successful in developing or commercializing these or other products.

BECAUSE CLINICAL TRIALS FOR OUR PRODUCTS WILL BE EXPENSIVE AND PROTRACTED AND THEIR OUTCOME IS UNCERTAIN, WE MUST INVEST SUBSTANTIAL AMOUNTS OF TIME AND MONEY THAT MAY NOT YIELD VIABLE PRODUCTS.

        Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any product, we must demonstrate through laboratory, animal and human studies that such product is both effective and safe for use in humans. We will incur substantial expense for and devote a significant amount of time to these studies.

        The results of preliminary studies do not predict clinical success. A number of potential drugs have shown promising results in early testing but subsequently failed to obtain necessary regulatory approvals. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.

        Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

        - our inability to manufacture sufficient quantities of materials for use in clinical trials;

        - variability in the number and types of patients available for each study;

        - difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

        - unforeseen safety issues or side effects;

        - poor or unanticipated effectiveness of products during the clinical trials; or

        - government or regulatory delays.

        Four of our products, MPIF-1, KGF-2, BLyS and VEGF-2 have entered clinical trials; a fifth product, Albumin-Alpha Interferon, recently entered clinical trials. For all of these trials, only a limited number of patients is involved. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable FDA guidelines and are not sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. Regulatory authorities may not these permit us to undertake any additional clinical trials.

BECAUSE THE CLINICAL TESTING OF VEGF-2 HAS BEEN PUT ON HOLD BY THE FDA, THE CLINICAL SUCCESS OF VEGF-2 IS UNCERTAIN.

        Vascular Genetics, to which we have licensed VEGF-2 for gene therapy, announced that it will not enroll or treat additional patients in its clinical trials of VEGF-2 in response to an FDA hold on testing. Four clinical trials of VEGF-2 had been ongoing. Vascular Genetics announced the completion of three of these trials because enrollment and treatment were complete. In the fourth study, a majority of the target patients had been enrolled and treated. During the hold period, Vascular Genetics will provide the FDA with results which are being compiled from the clinical trials, in addition to providing measurements of the amount of the VEGF-2 protein in patient blood samples. Vascular Genetics must receive approval from the FDA before it can complete the fourth trial or initiate additional trials.

        The trials of VEGF-2 are being conducted with patients for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists. During the course of treatment, these patients could die or suffer adverse medical effects for reasons that may not be related to VEGF-2. Deaths in the patient population for the VEGF-2 trial did occur, in both active and placebo groups, and Vascular Genetics has reviewed the relevant data regarding these patients and provided an analysis of the reasons for these deaths to the FDA. These adverse effects may affect the interpretation of the clinical trial results and the success of the trials. Later clinical trials may be extensive, expensive and time-consuming. VEGF-2 may never be approved for use in humans.

BECAUSE NEITHER WE NOR ANY OF OUR COLLABORATION PARTNERS HAVE RECEIVED MARKETING APPROVAL FOR ANY PRODUCT RESULTING FROM OUR RESEARCH AND DEVELOPMENT EFFORTS, AND MAY NEVER BE ABLE TO OBTAIN ANY SUCH APPROVAL, WE

MAY NOT BE ABLE TO GENERATE ANY PRODUCT REVENUE.

        We have not completed development of any product based on our genetic research. It is possible that we will not receive FDA marketing approval for any of our products. Although a number of our potential products have entered clinical trials, we cannot assure you that any of these products will receive marketing approval. All the products being developed by our collaboration partners will also require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaboration partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaboration partners may need to successfully address a number of technical challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

RISKS FROM OUR COLLABORATION RELATIONSHIPS AND STRATEGIC ACQUISITIONS

OUR PLAN TO USE COLLABORATIONS TO LEVERAGE OUR CAPABILITIES AND TO GROW IN PART THROUGH THE STRATEGIC ACQUISITION OF OTHER COMPANIES AND TECHNOLOGIES WILL NOT BE SUCCESSFUL IF WE ARE UNABLE TO INTEGRATE OUR PARTNERS' CAPABILITIES OR THE ACQUIRED COMPANIES WITH OUR OTHER OPERATIONS OR IF THEY DO NOT MEET OUR EXPECTATIONS.

        As part of our strategy, we intend to continue to evaluate strategic partnership opportunities and consider acquiring complementary technologies and businesses. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Our partners may prove difficult to work with or less skilled than we originally expected. In addition, any past collaborative successes are no indication of potential future success in this area. In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company's business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biotechnology and genomics industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies' respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration are increased by the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to successfully integrate the operations of the two companies, in particular, to integrate and retain key scientific personnel, or the inability to successfully integrate two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.

BECAUSE OF THE PUBLIC AVAILABILITY OF GENOMIC DATA, THE BENEFITS TO OUR PARTNERS OF COLLABORATION WITH US MAY BE SIGNIFICANTLY REDUCED.

        The benefit to many of our partners from collaborations with us is access to our genomic databases. There is substantially more genomic data now available in the public domain than when several of our collaboration agreements were originally executed. As a result, we expect that some of these collaboration agreements may not be renewed when they expire.

BECAUSE WE DEPEND ON OUR COLLABORATION PARTNERS FOR REVENUE, WE MAY NOT BECOME PROFITABLE IF WE CANNOT INCREASE THE REVENUE FROM OUR COLLABORATION PARTNERS OR OTHER SOURCES.

        To date we have received substantially all our revenue from payments made under our collaboration agreements with GlaxoSmithKline and, to a lesser extent, other agreements. The GlaxoSmithKline collaboration agreement and many of our other collaboration agreements will expire in 2001. We expect that some or all of these collaboration agreements may not be renewed. We also may not be able to enter into additional collaboration agreements. We may not receive expected milestone or royalty payments under our collaboration agreements if our collaborators fail to:

        - develop marketable products;

        - obtain regulatory approvals for products; or

        - successfully market products based on our research.

IF OUR RELATIONSHIP WITH ANY OF OUR COLLABORATORS PREVENTS US FROM ENTERING INTO OTHER COLLABORATIVE AGREEMENTS, WE MAY HAVE LIMITED OPPORTUNITIES FOR PRODUCT DEVELOPMENT AND REVENUE GROWTH.

        Several of our collaboration agreements restrict our ability to enter into similar agreements. Our current collaborators may prevent us from obtaining the revenue and assistance that additional collaborators could provide. Because our existing collaboration partners may force us to rely on them, these partners may be able to exercise a great degree of control over our business.

IF ONE OF OUR COLLABORATORS PURSUES A PRODUCT THAT COMPETES WITH OUR PRODUCTS, IT MAY HAVE A CONFLICT OF INTEREST AND WE MAY NOT RECEIVE THE MILESTONE OR ROYALTY PAYMENTS THAT WE EXPECT.

        Each of our collaborators is developing a variety of products, some with other partners. Our collaborators may pursue existing or alternative technologies instead of products they are developing in collaboration with us. Our collaborators may also develop products that are similar to or compete with products they are developing in collaboration with us. If our collaborators pursue these other products instead of our products, we may not receive milestone or royalty payments.

IF WE ARE UNABLE TO INTEGRATE PRINCIPIA'S TECHNOLOGY SUCCESSFULLY, WE MAY BE UNABLE TO OBTAIN ANY ANTICIPATED BENEFITS FROM THE PRINCIPIA ACQUISITION.

        We acquired Principia because of its albumin fusion technology. We expect to use this technology to create longer lasting forms of our products and the products of our partners. Although this technology has been tested in the laboratory, it has not been approved for use in humans. We cannot assure you that we will be able to use this technology to create products that can be commercialized, or that albumin fused with a protein will extend the life of the protein.

FINANCIAL AND MARKET RISKS

BECAUSE OF OUR SUBSTANTIAL INDEBTEDNESS, WE MAY BE UNABLE TO ADJUST OUR STRATEGY TO MEET CHANGING CONDITIONS IN THE FUTURE.

        As of December 31, 2000, we had long-term obligations of approximately $533.1 million. Our substantial debt will have several important consequences for our future operations. For instance:

        - payments of interest on, and principal of, our indebtedness will be substantial, and may exceed then current revenues;

        - we may be unable to obtain additional future financing for capital expenditures, acquisitions or general corporate purposes;

        - we may be unable to withstand changing competitive pressures, economic conditions and governmental regulations; and

        - we may be unable to make acquisitions or otherwise take advantage of significant business opportunities that may arise.

IF WE DO NOT OBTAIN SUBSTANTIAL ADDITIONAL FUNDING ON ACCEPTABLE TERMS, WE MAY NOT BE ABLE TO CONTINUE TO GROW OUR BUSINESS AND GENERATE ENOUGH REVENUE TO RECOVER OUR INVESTMENT IN OUR PRODUCT DEVELOPMENT EFFORT.

        Since inception we have expended, and will continue to expend, substantial funds to continue our research and development programs. If we incur unanticipated expenses or delays in receipt of revenue, we may need additional financing beyond that which we have projected to fund our operating expenses and capital requirements. We may not be able to obtain additional financing on acceptable terms. If we raise additional funds by issuing equity securities, the new securities may dilute the interests of our existing stockholders.

BECAUSE OUR STOCK PRICE HAS BEEN AND WILL LIKELY CONTINUE TO BE VOLATILE, THE MARKET PRICE OF OUR COMMON STOCK MAY BE LOWER OR MORE VOLATILE THAN YOU EXPECTED.

        Our stock price, like the stock prices of other emerging and biotechnology companies, has been highly volatile. During 2000, the closing price of our common stock has been as low as $27.63 per share and as high as $112.63 per share. The market price of our common stock could fluctuate widely because of:

        - future announcements about our company or our competitors, including the results of testing, technological innovations or new commercial products;

        - regulatory actions and changes in government regulations;

        - announcements relating to health care reform;

        - our failure to acquire or maintain proprietary rights to the gene sequences we discover or the products we develop;

        - litigation; and

        - public concern as to the safety of our products.

        The stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many emerging and biotechnology companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than you expected.

INTELLECTUAL PROPERTY RISKS

IF PATENT LAWS OR THE INTERPRETATION OF PATENT LAWS CHANGE, OUR COMPETITORS MAY BE ABLE TO DEVELOP AND COMMERCIALIZE OUR DISCOVERIES.

        The patent protection available to biotechnology firms is highly uncertain and involves complex legal and factual questions that will determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of biotechnology patents. There have been, and continue to be, intensive discussions on the scope of patent protection for both partial gene sequences and full-length genes. Some regulatory authorities question the appropriateness of patents on genes. The Patent and Trademark Office has recently issued new guidelines for patents. The biotechnology patent situation is even more uncertain outside the U.S. and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws which allow others to use our discoveries or develop and commercialize our products.

IF OUR PATENT APPLICATIONS DO NOT RESULT IN ISSUED PATENTS, OUR COMPETITORS MAY OBTAIN RIGHTS TO AND COMMERCIALIZE THE DISCOVERIES WE ATTEMPTED TO PATENT.

        Our pending applications covering full-length genes and their corresponding proteins may not result in the issuance of any patents. As of March 2, 2001, we had filed patent applications for many human genes and their corresponding proteins and all or portions of genomes of eight infectious microorganisms and one non-infectious microorganism. As of that date, we had only 165 U.S. patents covering 115 full-length human genes. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, we may not obtain enforceable patents on genes we may want to commercialize.

IF INFORMATION ABOUT THE GENES WE DISCOVER IS PUBLISHED BY OTHERS BEFORE WE APPLY FOR PATENT PROTECTION, WE MAY BE UNABLE TO OBTAIN PATENT PROTECTION, WHICH WOULD ENABLE OTHERS TO DEVELOP AND COMMERCIALIZE OUR

DISCOVERIES.

        Washington University has identified genes through partial sequencing funded by Merck & Co. and has deposited those partial sequences in a public database. In January 1997, The Institute for Genomic Research, or TIGR, in collaboration with the National Center for Biological Information, disclosed full-length DNA sequences which are reportedly in excess of 35,000 sequences that were assembled from partial gene sequences available in publicly accessible databases or sequenced at TIGR. In June 2000, the Human Genome Project and Celera Genomics Corporation completed an initial sequencing of the human genome and have published papers on this sequencing in February 2001. These public disclosures might limit the scope of our claims or make unpatentable subsequent patent applications on full-length genes we file. Any publication of sequence information may prevent us from obtaining patent protection for some genes in which we may have a scientific or commercial interest.

IF OTHERS FILE PATENT APPLICATIONS OR OBTAIN PATENTS SIMILAR TO OURS, THEN THE PATENT AND TRADEMARK OFFICE MAY DENY OUR PATENT APPLICATIONS, OR OTHERS MAY RESTRICT THE USE OF OUR DISCOVERIES.

        Other companies or institutions have filed, and may file in the future, patent applications which attempt to patent genes similar to those covered in our patent applications. The Patent and Trademark Office will decide which applications merit a patent and the priority of competing patent claims. Any patent application filed by a third party may prevail over patent applications we filed, in which event the third party may require us to stop pursuing a potential product or to negotiate a royalty arrangement to pursue the potential product.

IF OUR POTENTIAL PRODUCTS CONFLICT WITH PATENTS THAT COMPETITORS, UNIVERSITIES OR OTHERS HAVE OBTAINED, THEN WE MAY BE UNABLE TO COMMERCIALIZE THOSE PRODUCTS.

        Other parties may claim that our products infringe their patents. This risk will increase as the biotechnology industry expands and as other companies obtain more patents and attempt to discover genes through the use of high-speed sequencers. Other persons could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products. If any of these actions are successful, in addition to demanding monetary damages these persons may require us to obtain a license in order to continue to manufacture or market the affected products. We believe that there will continue to be significant litigation in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources.

BECAUSE ISSUED PATENTS MAY NOT FULLY PROTECT OUR DISCOVERIES, OUR COMPETITORS MAY BE ABLE TO COMMERCIALIZE PRODUCTS SIMILAR TO THOSE COVERED BY OUR ISSUED PATENTS.

        Issued patents may not provide commercially meaningful protection against competitors and may not provide us with competitive advantages. Other parties may challenge our patents or independently develop similar products which could result in an interference proceeding in the Patent and Trademark Office. Others may be able to design around our issued patents or develop products providing effects similar to our products. In addition, others may discover uses for genes or proteins different from uses covered in our patents, and these other uses may be separately patentable. If another party holds a patent on the use of an invention, even if we hold the patent on the invention itself, that other party could prevent us from selling any product that involves the use.

WE RELY ON OUR COLLABORATION PARTNERS TO SEEK PATENT PROTECTION FOR THE PRODUCTS THEY DEVELOP BASED ON OUR RESEARCH.

        Much of our future revenue may be derived from royalty payments from our collaboration partners. These partners face the same patent protection issues that we and other biotechnology firms face. As a result, we cannot assure you that any product developed by our collaboration partners will be patentable, and therefore, we may never receive any royalty payments. We also rely on our collaboration partners to effectively prosecute their patent applications. Their failure to obtain or protect necessary patents could also result in a loss of royalty revenue to us.

IF WE ARE UNABLE TO PROTECT OUR TRADE SECRETS, OTHERS MAY BE ABLE TO USE OUR SECRETS TO COMPETE MORE EFFECTIVELY.

        We may not be able to adequately protect our trade secrets. We rely on trade secret protection to protect our confidential and proprietary information. We believe that we have developed proprietary procedures for making libraries of DNA sequences and genes. We have not sought process patent protection for these procedures. We have also developed a substantial database of genes we have identified. While we have entered into confidentiality agreements with employees and academic collaborators, we may not be able to prevent their disclosure of these data or materials. Others may independently develop substantially equivalent information and techniques. TIGR has developed or possesses specific trade secrets important to our business, including information about sequencing procedures and genes identified by TIGR.

REGULATORY RISKS

BECAUSE WE ARE SUBJECT TO EXTENSIVE AND UNCERTAIN GOVERNMENT REGULATORY REQUIREMENTS, WE MAY BE UNABLE TO OBTAIN GOVERNMENT APPROVAL OF OUR PRODUCTS IN A TIMELY MANNER.

        Our products are subject to the extensive and evolving regulatory approval process of the FDA and comparable agencies in other countries. The regulation of new products is extensive, and the required process of laboratory testing and human studies is lengthy and expensive. We may not obtain FDA approvals in a timely manner, or at all. For instance, in February 2000, Vascular Genetics announced that it will not enroll or treat additional patients in its clinical trials of VEGF-2 in response to an FDA hold on further testing. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Even if we obtain FDA regulatory approvals, the FDA extensively regulates manufacturing, labeling, distributing, marketing, promotion and advertising after product approval. Moreover, several areas in which we or our collaborators may develop products involve relatively new technology and have not been the subject of extensive product testing in humans. The regulatory requirements governing these products and related clinical procedures are still being determined. In addition, these products may be subject to substantial review by foreign governmental regulatory authorities which could prevent or delay approval in those countries. Regulatory requirements imposed on our products could limit our ability to test, manufacture and, ultimately, commercialize our products.

NEGATIVE PUBLIC OPINION AND INCREASED REGULATORY SCRUTINY OF GENE THERAPY AND GENETIC RESEARCH MAY LIMIT OUR ABILITY TO CONDUCT OUR BUSINESS.

        Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we or our suppliers may use. In recent years, gene therapy studies, including studies of VEGF-2, have come under increasing scrutiny which has delayed ongoing and may delay future clinical trials and regulatory approvals. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are hazardous could prevent us from commercializing any products.

BECAUSE WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS, WE MAY BE UNABLE TO CONDUCT OUR BUSINESS IN THE MOST ADVANTAGEOUS MANNER.

        State and federal laws regarding environmental protection, hazardous substances and human health and safety affect our business. The use of hazardous substances in our operations exposes us to the risk of accidental releases. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines. Future changes to environmental, health and safety laws could cause us to incur additional expense or restrict our operations.

INDUSTRY RISKS

MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER CAPABILITIES AND RESOURCES AND MAY BE ABLE TO DEVELOP AND COMMERCIALIZE PRODUCTS BEFORE WE DO.

        We are in a race to establish uses for and patent as many genes as possible and to bring to market the products we develop. Many of our potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources. The Human Genome Project and Celera Genomics Corporation have claimed to have mapped the complete human genome, and have made their findings available to the public at no cost. We face competition from other entities using high-speed gene sequencers to discover genes, such as Incyte Genomics, Inc. and Celera Genomics Corporation. We also face competition from entities using more traditional methods to discover genes related to particular diseases, such as Amgen, Inc., Genentech, Inc., Millennium Pharmaceuticals, Inc. and other large biotechnology and pharmaceutical companies. We expect that competition in our field will continue to be intense.

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

        - obtain approvals from the FDA or other regulatory agencies for products more rapidly than we do;

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

IF WE LOSE OR ARE UNABLE TO ATTRACT KEY MANAGEMENT OR OTHER PERSONNEL, WE MAY EXPERIENCE DELAYS IN PRODUCT DEVELOPMENT.

        We depend on our senior executive officers as well as key scientific and other personnel. Only a few of our key personnel are bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Our employment agreement with Dr. William A. Haseltine, our Chairman of the Board and Chief Executive Officer, expires in February 2002. Although Dr. Haseltine's employment agreement automatically extends for additional one year terms, either party can terminate the agreement four months prior to the end of the applicable term. If Dr. Haseltine decides to terminate his employment with us, this termination could delay the commercialization of our products or prevent us from becoming profitable. Further, we have not purchased key-man life insurance on any of our executive officers or key personnel, and therefore may not have adequate funds to find acceptable replacements for them. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to complete human studies successfully and develop marketable products.

IF THE HEALTH CARE SYSTEM OR REIMBURSEMENT POLICIES CHANGE, THE PRICES OF OUR POTENTIAL PRODUCTS MAY FALL OR OUR POTENTIAL SALES MAY DECLINE.

        In recent years, officials have made numerous proposals to change the health care system in the U.S. These proposals included measures that would limit payments for or prohibit certain medical procedures and treatments or subject the pricing of pharmaceuticals to government control. Government and other third-party payors increasingly attempt to contain health care costs by limiting both coverage and the level of reimbursement of newly approved health care products. In some cases, they may also refuse to provide any coverage of uses of approved products for disease indications other than those for which the FDA has granted marketing approval. Governments may adopt future legislative proposals and federal, state or private payors for health care goods and services may take action to limit their payments for goods and services. In certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. Any of these events could limit our ability to commercialize our products successfully.

OTHER RISKS RELATED TO OUR BUSINESS

BECAUSE WE DEPEND ON A SINGLE SUPPLIER FOR GENE SEQUENCING MACHINES AND CHEMICALS, WE MAY BE UNABLE TO IDENTIFY ADDITIONAL GENES IF WE LOSE THAT SUPPLIER.

        We currently depend on a single supplier, Applied Biosystems, a division of Applera Corporation, to provide all our gene sequencing machines and the chemicals we require in connection with our gene sequencing process. If we are unable to obtain additional machines or an adequate supply of chemicals or other ingredients at commercially reasonable rates, we may be unable to continue to identify genes through gene sequencing. Applera Corporation owns Celera Genomics Corporation, an entity that claims it has completed the initial mapping of the human genome and could potentially be one of our competitors. While other gene sequencing machines are available, we do not believe they are as efficient as the machines we currently use. Gene sequencing machines or chemicals may not remain available in commercial quantities at acceptable costs.

BECAUSE WE CURRENTLY HAVE NO PROVEN MANUFACTURING CAPACITY CAPABLE OF PRODUCING PRODUCTS FOR SALE, WE MAY HAVE TO RELY ON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS, AND WE MAY BE UNABLE TO OBTAIN REQUIRED QUANTITIES ECONOMICALLY.

        We currently do not have any manufacturing facilities that have produced materials for commercial sale or any experience in manufacturing materials suitable for commercial sale. If we need others to manufacture our products, we will have to depend on those third parties to comply with current good manufacturing practices, known as cGMPs, and other regulatory requirements and to deliver materials on a timely basis. These third parties may not perform adequately. Any failures by these third parties may delay our development of products or their submission for regulatory approval.

        During 1997 and 1998, we designed and MEDCO constructed a process-development and manufacturing facility for the preparation of our proteins for human studies. MEDCO is nearing completion of an expansion of this facility. The FDA must inspect and license this facility and the expansion to determine compliance with cGMP requirements before any commercial production. A delay in licensing of the facility or the expansion could delay or increase the cost of regulatory approval. We may not be able to successfully establish manufacturing capabilities and manufacture our products economically or in compliance with cGMPs and other regulatory requirements.

BECAUSE WE CURRENTLY HAVE NO MARKETING CAPABILITY, WE MAY BE UNABLE TO COMMERCIALIZE OUR PRODUCTS.

        We currently do not have any products that are ready to be marketed. We expect that in the future we may rely on collaborators or on third parties to market any products that we may develop. These collaborators or other third parties may not be successful in marketing our products. However, we may also co-promote or retain U.S. marketing rights to our products. If we decide to market products directly, we will incur significant additional expenditures and commit significant additional management resources to develop an external sales force and implement our marketing strategy. We may not be able to establish a successful marketing force.

BECAUSE WE MAY DEPEND ON OTHER THIRD PARTIES TO CONDUCT LABORATORY TESTING AND HUMAN STUDIES, WE MAY ENCOUNTER DELAYS IN OR LOSE SOME CONTROL OVER OUR EFFORTS TO DEVELOP PRODUCTS.

        We may be dependent on third-party research organizations to design and conduct our laboratory testing and human studies. If we are unable to obtain any necessary testing services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for laboratory testing and human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete testing activities on schedule or when we request.

OUR CERTIFICATE OF INCORPORATION, BYLAWS AND RIGHTS PLAN COULD DISCOURAGE ACQUISITION PROPOSALS, DELAY A CHANGE IN CONTROL OR PREVENT TRANSACTIONS THAT ARE IN YOUR BEST INTERESTS.

        Provisions of our certificate of incorporation and bylaws, as well as
Section 203 of the Delaware General Corporation Law, may discourage, delay or prevent a change in control of our company that you as a stockholder may consider favorable and may be against your best interest. We have also adopted a rights plan, or "poison pill," that may discourage, delay or prevent a change in control. Our certificate of incorporation and bylaws contain provisions that:

        - authorize the issuance of up to 20,000,000 shares of "blank check" preferred stock that could be issued by our board to increase the number of outstanding shares and discourage a takeover attempt;

        - classify the directors of our board with staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

        - limit who may call special meetings of stockholders; and

        - establish advance notice requirements for nomination of candidates for election to the board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.         PROPERTIES

        We currently lease and occupy approximately 242,000 square feet of laboratory and office space in seven buildings in Rockville, Maryland. Our leased space includes approximately 152,000 square feet of laboratory space and approximately 90,000 square feet of administrative office space. In addition, 51,000 square feet of laboratory space in a leased building will be ready for occupancy during the second quarter of 2001 and will house additional process development and manufacturing personnel. We have entered into long-term leases for our 84,000 square foot process-development and manufacturing facility and a 43,000 square foot expansion. We have entered into an agreement to acquire approximately 50 acres of land for the development of future laboratory and office facilities. In addition, we have entered into an assignable contract to purchase approximately 240,000 square feet of laboratory and office space located nearby our facilities in Rockville, Maryland from Invitrogen-Life Sciences Technologies. We expect this transaction to close during the second or third quarter of 2001. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business.

ITEM 3.         LEGAL PROCEEDINGS

        We are not party to any material legal proceedings.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our Annual Meeting of Stockholders, held on May 24, 2000, the following proposals were approved. All vote amounts have been restated to reflect a two-for-one stock split paid in the form of a stock dividend on October 5, 2000.

                                                      Affirmative                 Votes
                                                         Votes                  Withheld
                                                 ----------------------    --------------------
TERMS EXPIRING IN 2003
William A. Haseltine, Ph.D.                           95,775,004                 115,550
Laura D'Andrea Tyson, Ph.D.                           95,775,732                 114,822
Robert D. Hormats                                     95,775,804                 114,750
Alan G. Spoon                                         95,776,004                 114,550

        The following proposals were approved at our Annual Meeting of
Stockholders:

                                                 Affirmative           Negative
                                                    Votes                Votes          Abstentions
                                               -----------------    ----------------    -------------
1.       Adoption of the 2000 Stock
         Incentive Plan.                          39,204,774          28,462,420          674,560
         Adoption of the Employee Stock
2.       Purchase Plan.                           67,279,710              729,554         335,212
         Ratification of the selection of
         Ernst & Young LLP as independent
         auditors for the fiscal year ending
3.       December 31, 2000.                       95,778,166               57,876          54,512

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S
                MATTERS

        Our common stock has been traded on the NASDAQ National Market System under the symbol HGSI since December 2, 1993. The following table presents the quarterly high and low closing prices as quoted by NASDAQ, restated to reflect two two-for-one stock splits, paid in the form of stock dividends on January 28, 2000 and October 5, 2000.

                                  1999                  HIGH              LOW
                           First Quarter                $ 9.19            $ 7.41

                           Second Quarter               $11.50            $ 8.73

                           Third Quarter                $22.38            $10.22

                           Fourth Quarter               $39.89            $18.55

                                  2000                   HIGH              LOW
                           First Quarter                $112.63            $34.56

                           Second Quarter                $75.93            $27.63

                           Third Quarter                 $89.91            $60.41

                           Fourth Quarter               $100.94            $58.50

As of January 31, 2001, there were approximately 697 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

        We present below our selected consolidated financial data for the years ended December 31, 2000, 1999 and 1998, and as of December 31, 2000 and 1999 which have been derived from the audited consolidated financial statements included elsewhere herein and should be read in conjunction with such consolidated financial statements and the accompanying notes. We present below our selected financial data for the years ended December 31, 1997 and 1996, and as of December 31, 1998, 1997 and 1996 which have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "ITEM 1. BUSINESS." Per share data has been restated to reflect two two-for-one stock splits, paid in the form of stock dividends on January 28, 2000 and on October 5, 2000.

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                      2000         1999         1998         1997         1996
                                  ------------ ------------ ------------ ------------ --------
                                          (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
    STATEMENT OF OPERATIONS DATA:
    Revenue-research and
      development collaborative
      contracts:
           Third parties.........  $  19,500    $ 20,280     $  27,030    $ 25,605    $ 36,460
           Related parties.......      2,568       4,244         2,568         -0-         -0-
                                   ---------    --------     ---------    --------    --------
      Total revenue..............     22,068      24,524        29,598      25,605      36,460
                                   ---------    --------     ---------    --------    --------
    Costs and expenses:
      Research and development:
         Direct expenditures....      91,456      60,607        47,006      39,893      30,409
         Purchased in-process
           research and
           development..........     134,050         -0-           -0-         -0-         -0-
         Payments under research
           services agreement...         -0-         -0-           -0-       6,247      10,063
                                   ---------    --------     ---------    --------    --------
      Total research and
           development..........     225,506      60,607        47,006      46,140      40,472
      General and administrative      27,083      14,838        14,370      11,113       9,639
                                   ---------    --------     ---------    --------    --------
    Total costs and expenses....     252,589      75,445        61,376      57,253      50,111
                                   ---------    --------     ---------    --------    --------
       Income (loss) from
         operations.............    (230,521)    (50,921)      (31,778)    (31,648)    (13,651)

    Net interest income.........      40,147       8,977        11,047      10,500       6,092
    Debt conversion expenses....     (50,818)        -0-           -0-         -0-         -0-
    Other income................       5,861         -0-           -0-         -0-         -0-
    Equity in income (loss) in
     joint venture..............         -0-         -0-        (2,226)        -0-         -0-
                                   ---------    --------     ---------    --------    --------
    Income (loss) before taxes
     and cumulative effect of
     change in accounting
     principle (1)..............    (235,331)    (41,944)      (22,957)    (21,148)     (7,559)
    Provision for  income taxes.         225         225           225         245         208
                                   ---------    --------     ---------    --------    --------
    Net income (loss) before
     cumulative effect of change
     in accounting principle (1)    (235,556)    (42,169)      (23,182)    (21,393)     (7,767)
    Cumulative effect of change
     in accounting principle (2)      (8,250)        -0-           -0-         -0-         -0-
                                   ---------    --------     ---------    --------    --------
    Net income (loss) (1) ......   $(243,806)   $(42,169)    $ (23,182)   $(21,393)   $ (7,767)
                                   =========    ========     =========    ========    ========

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA, CONTINUED

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                      2000         1999         1998         1997         1996
                                  ------------ ------------ ------------ ------------ ------------
                                          (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
    STATEMENT OF OPERATIONS DATA:
    Net income (loss) per share
     before cumulative effect of
     change in accounting
     principle, basic
     and diluted (1) (3)          $   (2.12)    $  (0.46)   $  (0.26)    $  (0.25)(4) $ (0.10)(4)
    Cumulative effect of change
     in accounting principle.         (0.08)         -0-         -0-          -0-         -0-
                                  ---------     --------    --------     --------     -------
    Net income (loss) per
     share, basic and diluted
     (1) (3).................     $   (2.20)    $  (0.46)   $  (0.26)    $  (0.25)(4) $ (0.10)(4)
                                  =========     ========    ========     ===========  ==========


    Pro forma amounts assuming
    the accounting change is
    applied retroactively:
     Net income (loss)........... $(235,556)    $(42,169)   $(24,182)    $(20,393)    $(6,767)
                                  =========     ========    ========     ========     =======
     Net income (loss) per
     share, basic and diluted.... $   (2.12)    $  (0.46)   $  (0.27)    $  (0.24)    $ (0.09)
                                  =========     ========    ========     ========     =======

    OTHER DATA:
    Ratio of earnings
      to fixed charges ......        (4.98)        (1.45)     (14.41)      (12.93)      (4.98)
                                  =========     ========    ========     ========     =======
    Coverage deficiency (1)..     $(235,331)    $(41,944)   $(22,957)    $(21,148)    $(7,559)
                                  =========     ========    ========     ========     =======

                                                                       AS OF DECEMBER 31,
                                                2000            1999            1998          1997          1996
                                          --------------- ---------------  --------------  -----------  ---------------
                                                                         (IN THOUSANDS)
     BALANCE SHEET DATA:
     Cash, cash equivalents and
       investments................          $1,762,308        $454,555       $ 181,767      $ 205,212       $116,116
     Total assets.................           1,948,525         527,725         244,247        236,232        140,117
     Total debt and capital leases,
       less current portion.......             533,146         326,336           1,780          2,224          2,954
     Retained deficit.............            (364,679)       (120,873)        (78,704)       (55,522)       (34,129)
     Total stockholders' equity...           1,362,955         169,068         208,848        223,254        128,521

--------------------------------------------------------------------------------

(1) For 2000, amounts include non-recurring charges aggregating $184,868 arising from purchased in-process research and development and debt conversion expenses of $134,050, or $1.21 per share, and $50,818, or $0.46 per share, respectively.
(2) The cumulative effect of change in accounting principle is a one-time, non-cash charge relating to our implementation of Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 was issued by the Securities and Exchange Commission (SEC) in December 1999. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of our implementation of SAB 101 was to defer revenue recognition for certain portions of the revenue we previously recognized under our collaborative agreements into future accounting periods. For further discussion, see Note B of the notes to our consolidated financial statements included herein.
(3) Restated to reflect two two-for-one stock splits paid in the form of a stock dividend on January 28, 2000 and on October 5, 2000.
(4) The net loss per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net loss per share, see Note B of the notes to our consolidated financial statements included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a leading genomics and biopharmaceutical company focused on therapeutic product development and functional analysis of genes using our proprietary technology platform. We discover, research, develop and intend to commercialize novel compounds for treating and diagnosing human disease based on the identification and study of genes. We focus our internal product development efforts on therapeutic proteins, antibodies, peptides and fusion proteins and we use collaborations for the development of gene therapy products and small molecule drugs. We have discovered a large number of genes through our genomics capabilities and have developed a rapidly evolving product pipeline based on our discoveries. Three therapeutic proteins we discovered, mirostipen (MPIF-1), repifermin (KGF-2) and BLyS, and one gene therapy product we discovered, VEGF-2, have entered human clinical trials. We also recently announced the initiation of a Phase I human clinical trial with AlbuferonTM, a new albumin-alpha interferon fusion protein. We have a number of additional products in preclinical development. As part of our collaboration with GlaxoSmithKline (GSK), GSK discovered an enzyme that lowers levels of Lipoprotein-associated phospholipase A2 (Lp-PLA2) and is being tested in ongoing human trials.

        We have extensive capabilities in gene discovery, intellectual property protection and preclinical and clinical development and have recently established a manufacturing capability for the preparation of our proteins for human studies. We intend to add sales and marketing and additional manufacturing capabilities as needed. We have established strategic partnerships with a number of leading pharmaceutical and biotechnology companies to leverage our capabilities and gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide us with research funding and milestone payments, along with royalty payments as products are developed and commercialized. We are also entitled to certain co-promotion, co-development, revenue sharing and other product rights.

        We have not received any product sales revenue or royalties from product sales and do not anticipate revenues from product sales or from royalties on product sales in the next several years. Through December 31, 2000, we have received (1) $70.0 million in revenue and $55.0 million in equity payments pursuant to our collaboration agreements with SmithKline Beecham (now part of GlaxoSmithKline), (2) payments of $86.0 million from additional collaboration partners and (3) an aggregate of $60.7 million from other collaborators, including $25.7 million from Transgene S.A., $16.0 million from Pioneer Hi-Bred International, Inc., $9.0 million from Pharmacia & Upjohn Company, $5.0 million from Schering-Plough (in addition to certain payments received from Schering-Plough pursuant to our additional collaboration partner agreements), $3.0 million from F. Hoffmann-La Roche, $1.1 million from OraVax Merieux Co. and Merieux OraVax S.N.C., and $1.0 million from MedImmune. Pursuant to the terms of such collaboration agreements, we expect to receive license fees and research payments of $1.5 million in the aggregate over the next year. See "Business -- Collaborative Arrangements." To date we have received substantially all our revenue from payments made under our collaboration agreements with GlaxoSmithKline and, to a lesser extent, other agreements. The GlaxoSmithKline collaboration agreement and many of our other collaboration agreements will expire in 2001. We expect that these collaboration agreements will not be renewed. We also may not be able to enter into additional collaboration agreements.

        We expect that our revenue sources for at least the next several years may be limited to interest income, payments under various collaboration agreements, payments from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, which are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein product candidates. As a result, we expect to incur continued and increasing losses over the next several years unless we are able to realize additional revenues under existing or new collaboration agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. Earnings per share have been restated to reflect two two-for-one stock splits paid in the form of a stock dividend on January 28, 2000 and October 5, 2000.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

            Revenues. We had revenues of $22.1 million and $24.5 million for the years ended December 31, 2000 and December 31, 1999, respectively. The 2000 revenue consisted of $18.5 million in license fees and additional payments from collaborations with Schering-Plough, Sanofi-Synthelabo, and Merck KGaA, the recognition of $2.6 million from the collaboration with Transgene, S.A., and $1.0 million in license revenue from MedImmune. The 1999 revenue consisted of $18.5 million in license fees and additional payments from collaborations with Schering-Plough, Sanofi-Synthelabo, and Merck KGaA, the recognition of $4.2 million from the collaborations with Transgene, S.A. and Pharmacia, and $1.8 million in other revenue. In 2000, the Company implemented Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 impacts the Company's revenues pertaining to its collaborative agreements with Schering-Plough, Sanofi-Synthelabo, and Merck KGaA for both 2000 and 2001. See Note B of the Notes to Consolidated Financial Statements for additional discussion.

            Expenses. Research and development expenses increased to $91.5 million for the year ended December 31, 2000 from $60.6 million for the year ended December 31, 1999, excluding the $134.1 million charge for purchased in-process research and development. The increase resulted primarily from a continued increase in preclinical and clinical research and a full year of operations for our leased process development and manufacturing facility in 2000, compared to 1999, when the facility commenced operations in the second quarter of 1999. We expect to continue to incur substantial expenses relating to our research and development efforts, which expenses are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein product candidates.

            Purchased in-process research and development expense of $134.1 million for the year ended December 31, 2000 relates to the acquisition of Principia Pharmaceutical Corporation on September 8, 2000. This amount represents that portion of the $135.1 million purchase price allocated to in-process research and development. See Note C of the Notes to Consolidated Financial Statements for additional discussion.

            General and administrative expenses increased to $27.1 million for the year ended December 31, 2000 from $14.8 million for the year ended December 31, 1999 to support the increase in our activities. The increase also resulted from higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered. Patent expenses will continue to increase as additional applications are filed and existing applications are prosecuted in the United States and internationally.

            Interest income was higher for the year ended December 31, 2000 compared to the year ended December 31, 1999 due to higher average cash balances. Our average cash balance increased during 2000 as a result of the placement of two convertible subordinated note offerings during 2000, totaling $525.0 million and a public offering of common stock which raised net proceeds of $912.7 million. Interest expense increased for the year ended December 31, 2000 in comparison to the year ended December 31, 1999 due primarily to the issuance of $525.0 million of convertible subordinated notes during the first quarter of fiscal 2000 partially offset by a reduction in interest expense associated with previously-issued convertible subordinated notes that were converted to equity during the first quarter of fiscal 2000.

            Debt conversion expenses of $50.8 million for the year ended December 31, 2000 relate to the first quarter of fiscal 2000 conversion costs of $318.3 million aggregate principal amount of convertible subordinated notes into equity. We converted $118.3 million of our $125.0 million aggregate principal amount of 5 1/2% notes due 2006 into common stock at a cost of $20.8 million, substantially all of which was paid in the form of common stock. In addition, we converted all of our $200.0 million aggregate principal amount of 5% notes due 2006 into common stock at a cost of $30.0 million, all of which was paid in cash. See Note J of the Notes to Consolidated Financial Statements for additional discussion.

            Other income of $5.9 million for the year ended December 31, 2000 relates to the gain realized on the sale of 290,000 ordinary shares of our investment in Cambridge Antibody Technology. See Note E of the Notes to Consolidated Financial Statements for additional discussion.

            Cumulative effect of a change in accounting principle of $8.3 million for the year ended December 31, 2000 relates to our implementation of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). As a result of the implementation of SAB 101, the Company has recorded a charge of $8.3 million as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000. See Note B of the Notes to Consolidated Financial Statements for additional discussion.

            Net Income (Loss). We recorded a net loss of $243.8 million, or $2.20 per share, for the year ended December 31, 2000 compared to a net loss of $42.2 million, or $0.46 per share, for the year ended December 31, 1999. The difference in results for the years ended December 31, 2000 and 1999 is primarily due to the $134.1 million, or $1.21 per share, charge for purchased in-process research and development, the $50.8 million, or $0.46 per share, of debt conversion expenses, the $8.3 million, or $0.08 per share, charge for the cumulative effect of a change in accounting principle, higher operating expenses, and reduced collaboration partner revenues, offset by higher net interest income. Excluding the impact of the charge for purchased in-process research and development, debt conversion expenses, and the cumulative effect of a change in accounting principle, our net loss would have been $50.7 million, or $0.46 per share, compared to a net loss of $42.2 million, or $0.46 per share, for the year ended December 31, 1999.

YEARS ENDED DECEMBER 31, 1999 AND 1998

            Revenues. We had revenues of $24.5 million and $29.6 million for the years ended December 31, 1999 and December 31, 1998, respectively. The 1999 revenue consisted of $18.5 million in license fees and additional payments from collaborations with Schering-Plough, Sanofi-Synthelabo, and Merck, the recognition of $4.2 million from the collaborations with Transgene, S.A. and Pharmacia, and $1.8 million in other revenue. The 1998 revenue consisted of $19.5 million in annual license fees and additional payments from collaborations with Schering-Plough, Sanofi-Synthelabo and Merck, $5.0 million in license fees and research payments from a collaboration with Pioneer, the recognition of $2.6 million from the collaboration with Transgene S.A., $2.3 million in license fees from a collaboration with Pharmacia, and $0.2 million in other revenue.

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

            Net Income (Loss). We recorded a net loss of $42.2 million, or $0.46 per share, for the year ended December 31, 1999 compared to a net loss of $23.2 million, or $0.26 per share, for the year ended December 31, 1998. The difference in results for the years ended December 31, 1999 and 1998 is primarily due to higher operating expenses, reduced collaboration partner revenues, and lower net interest income.

LIQUIDITY AND CAPITAL RESOURCES

        We had working capital of $1.7 billion at December 31, 2000 as compared to $444.9 million at December 31, 1999. The increase in working capital is due to the issuance of 12.7 million shares of common stock which raised net proceeds of $912.7 million and also due to the private placement of $525.0 million in convertible subordinated notes during 2000, partially offset by the net loss generated during the year.

        We expect to continue to incur substantial expenses relating to our research and development efforts, which expenses are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein product candidates. At December 31, 2000, we had outstanding commitments for construction and equipment purchases totaling approximately $3.6 million.

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

        As of December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $290.0 million which expire, if unused, by the year 2020. We also have available research and development tax credit and other tax credit carryforwards of approximately $18.4 million, the majority of which will expire, if unused, by the year 2020.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

            Certain statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, dependence on new technologies, uncertainty and timing of clinical trials, ability to develop and commercialize products, dependence on collaborators for services and revenue, substantial indebtedness, intense competition, uncertainty of patent and intellectual property protection, dependence on key management, uncertainty of regulation of products, dependence on key suppliers, the impact of future alliances or transactions and other risks that may be described in our filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today's date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio is comprised primarily of low-risk U.S. Treasury securities and corporate debt having a rating of at least A1\P1. The short-term nature of these securities, which have an average term of approximately one year, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of our short-term investments by approximately $11.2 million, or less than 1.0% of the aggregate fair value of $1.3 billion, at December 31, 2000. For these reasons, and because these securities are almost always held until maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our corporate debt securities held as of December 31, 2000. We believe that any market change related to our U.S. securities held as of December 31, 2000 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

        During September 2000, a privately-held company in which we held an equity investment, Ciphergen Biosystems, Inc. successfully completed an initial public offering of its common stock. Because Ciphergen is now a publicly-traded company, we now carry our investment at market value. As of December 31, 2000, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology (CAT) and Ciphergen were approximately $12.4 million, $78.1 million and $2.8 million, respectively. Our investments in Transgene and Ciphergen are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is set forth on pages F-1 - F-27.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the "2001 Proxy Statement").

ITEM 11.        EXECUTIVE COMPENSATION

        We incorporate herein by reference the information concerning executive compensation contained in the 2001 Proxy Statement.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2001 Proxy Statement.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate herein by reference the information concerning certain relationships and related transactions contained in the 2001 Proxy Statement.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Annual Report:

(1)     Index to Consolidated Financial Statements

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
                       Report of Ernst & Young LLP, Independent Auditors........................      F-2
                       Consolidated Balance Sheets at December 31, 2000 and 1999................      F-3
                       Consolidated Statements of Operations for the years ended December 31,
                           2000, 1999 and 1998..................................................      F-4
                       Consolidated Statements of Stockholders' Equity for the years ended
                           December 31, 2000, 1999 and 1998.....................................      F-5
                       Consolidated Statements of Cash Flows for the years ended December 31,
                           2000, 1999 and 1998..................................................      F-6
                       Notes to Consolidated Financial Statements...............................      F-8

(2)     Financial Statement Schedules

        Financial statement schedules are omitted because they are not required.

(3)     Exhibits

Exhibit No.

 3.1*           Certificate of Incorporation of the Registrant (Filed as Exhibit
                3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993, Exhibit 3.3 to the Form 10-K for the fiscal year ended December 31, 1997 and Exhibit 3.1 to the Form 8-K filed December 16, 1999).

 3.2* By-laws of the Registrant (Filed as Exhibit 3.2 to the Registrant's Form 10-Q filed August 3, 2000).

 4.1* Form of Common Stock certificate. (Filed as Exhibit 4.1 to the Registrant's Form S-3 Registration Statement, as amended (Commission File No. 333-45272), filed September 6, 2000).

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

 4.4* Indenture dated as of February 1, 2000 between the Registrant and The Bank of New York, as trustee, including the form of 5 % Convertible Subordinated Notes due 2007 (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed February 2, 2000).

 4.5* Indenture dated as of March 10, 2000 between the Registrant and The Bank of New York, as trustee, including the form of 3 3/4% Convertible Subordinated Notes due 2007 (filed as Exhibit 4.1 to the Registrant's Form 8-K filed March 13, 2000).

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

10.11*+         Amendment to SmithKline Beecham and Human Genome Sciences, Inc.
                Collaboration Agreement and License Agreement and Amended and Restated License Agreement dated June 28, 1996. (Filed as
                Exhibit 10.1 to the Registrant's Form10-Q filed August 14,
                1996).

10.12*+ SmithKline Beecham and Human Genome Sciences, Inc. License Agreement dated June 28, 1996. (Filed as Exhibit 10.2 to the Registrant's Form 10-Q filed August 14, 1996).

10.13*+ Therapeutic Collaboration and License Agreement by and among the Registrant, Schering Corporation, Schering-Plough Ltd., and SmithKline Beecham Corporation dated June 28, 1996. (Filed as
                Exhibit 10.3 to the Registrant's Form 10-Q filed August 14,
                1996).

10.14*+ Gene Therapy Collaboration and License Agreement by and among the Registrant, Schering Corporation, and Schering-Plough Ltd., June 28, 1996. (Filed as Exhibit 10.4 to the Registrant's Form 10-Q filed August 14, 1996).

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

10.35* 2000 Stock Incentive Plan (Filed as Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 24, 2000).

10.36* Principia Pharmaceutical Corporation 1999 Equity Compensation Plan (Filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-8, File No. 333-46298, filed September 21,
                2000).

10.37* 2000 Employee Stock Purchase Plan (Filed as Exhibit B to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 24, 2000).

10.38* $4,000,000 Maryland Industrial Development Financing Authority Taxable Variable Rate Demand Economic Development Revenue Bonds dated December 21, 1994 (Filed as Exhibit 10.90 to the Registrant's Form 10-K for the fiscal year ended December 31,
                1994).

10.39*+ HGS/TIGR Agreement dated June 20, 1997 (Filed as Exhibit 10.1 to the Registrant's Form 10-Q filed August 14, 1997).

10.40* Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc., dated December 1, 1997 (Filed as Exhibit 10.67 to the Registrant's Form 10-K for the fiscal year ended December 31, 1997).

10.41* Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc. dated December 1, 1999.

12.1            Ratio of Earnings to Fixed Charges.

21.1            Subsidiaries.

23.1            Consent of Ernst & Young LLP, Independent Auditors.

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

        We filed a Current Report on Form 8-K, on March 24, 2000, announcing the redemption of our $200.0 million aggregate principal amount of 5% Convertible Subordinated Notes due 2006.

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


Dated:  March 30, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

             Signature                                                  Title                          Date
             ---------                                                  -----                          ----
                                                       Chairman of the Board and Chief            March 30, 2001
/S/William A. Haseltine, Ph.D.                         Executive Officer (principal executive
------------------------------                         officer)
William A. Haseltine, Ph.D.


/S/Craig A. Rosen, Ph.D.                               Executive Vice President, Research and     March 30, 2001
------------------------                               Development and Director
Craig A. Rosen, Ph.D.


/S/Steven C. Mayer                                     Senior Vice President and                  March 30, 2001
------------------                                     Chief Financial Officer (principal
Steven C. Mayer                                        financial and accounting officer)

/S/ Jurgen Drews, M.D.                                 Director                                   March 30, 2001
----------------------
Jurgen Drews, M.D.

/S/ Beverly Sills-Greenough                            Director                                   March 30, 2001
---------------------------
Beverly Sills-Greenough

/S/ Robert Hormats                                     Director                                   March 30, 2001
------------------
Robert Hormats

/S/ Max Link, Ph.D.                                    Director                                   March 30, 2001
-------------------
Max Link, Ph.D.

/S/ Alan G. Spoon                                      Director                                   March 30, 2001
-----------------
Alan G. Spoon

/S/Laura D'Andrea Tyson, Ph.D.                         Director                                   March 30, 2001
------------------------------
Laura D'Andrea Tyson, Ph.D.

/S/ James Barnes Wyngaarden, M.D.                      Director                                   March 30, 2001
---------------------------------
James Barnes Wyngaarden, M.D.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
Report of Ernst & Young LLP, Independent Auditors....................................................       F-2

Consolidated Balance Sheets at December 31, 2000 and 1999............................................       F-3

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998...........       F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998        F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...........       F-6

Notes to Consolidated Financial Statements...........................................................       F-8

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland



We have audited the accompanying consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Human Genome Sciences, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B of Notes to Consolidated Financial Statements, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

                                                           /s/ Ernst & Young LLP

McLean, Virginia
February 9, 2001

                           HUMAN GENOME SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                      -----------------------------
                                                                                          2000           1999
                                                                                      -------------- --------------
                                                                                    (dollars in thousands, except for
                                                                                      share and per share amounts)
ASSETS
------

Current assets:

     Cash and cash equivalents.....................................................     $ 493,867       $180,839
     Short-term investments........................................................     1,268,441        273,716
     Prepaid expenses and other current assets.....................................         9,290          4,294
                                                                                      -------------- --------------
         Total current assets......................................................     1,771,598        458,849
Long-term investments..............................................................        93,337         17,709
Property, plant and equipment (net of accumulated depreciation and amortization)...        38,567         25,557
Restricted investments.............................................................        12,332         11,637
Other assets.......................................................................        32,691         13,973
                                                                                      -------------- --------------
         TOTAL ASSETS..............................................................    $1,948,525       $527,725
                                                                                      ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current portion of long-term debt.............................................       $   729         $  444
     Accounts payable and accrued expenses.........................................        18,317          7,511
     Accrued payroll and related taxes.............................................         3,820          2,380
     Deferred revenues.............................................................        11,818          3,568
                                                                                      -------------- --------------
         Total current liabilities.................................................        34,684         13,903
Long-term debt, net of current portion.............................................       533,146        326,336
Deferred revenues..................................................................        15,407         17,975
Other liabilities..................................................................         2,333            443
                                                                                      -------------- --------------
         Total liabilities.........................................................       585,570        358,657
                                                                                      -------------- --------------

Stockholders' Equity:
       Preferred stock - $0.01 par value; shares authorized - 20,000,000 at December
         31, 2000 and 1999; no shares issued.......................................             -              -
       Common stock - $0.01 par value; shares authorized - 250,000,000 at December
         31, 2000 and 1999; shares issued 125,192,544 and 93,314,256 at December 31,
         2000 and 1999, respectively...............................................         1,252            933
       Additional paid-in capital..................................................     1,698,384        299,324
       Unearned portion of compensatory stock options..............................          (192)          (335)
       Accumulated other comprehensive income (loss)...............................        28,190         (9,981)
       Retained deficit............................................................      (364,679)      (120,873)
                                                                                      -------------- --------------
         Total stockholders' equity................................................     1,362,955        169,068
                                                                                      -------------- --------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................    $1,948,525       $527,725
                                                                                      ============== ==============




The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended December 31,
                                                                 -------------------------------------------------

                                                                      2000            1999             1998
                                                                 --------------- --------------- -----------------

                                                                  (dollars in thousands, except for share and per
                                                                                  share amounts)
Revenue - research and development collaborative contracts:

       Third parties...........................................        $19,500         $20,280           $27,030

       Related parties.........................................          2,568           4,244             2,568
                                                                 --------------- --------------- -----------------

            Total revenue......................................         22,068          24,524            29,598
                                                                 --------------- --------------- -----------------

Costs and expenses:

     Research and development:

            Direct expenditures................................         91,456          60,607            47,006

            Purchased in-process research and development......        134,050               -                 -
                                                                 --------------- --------------- -----------------

            Total research and development.....................        225,506          60,607            47,006

     General and administrative................................         27,083          14,838            14,370
                                                                 --------------- --------------- -----------------

            Total costs and expenses...........................        252,589          75,445            61,376
                                                                 --------------- --------------- -----------------

Income (loss) from operations..................................       (230,521)        (50,921)          (31,778)

Interest income................................................         62,235          13,307            11,219

Interest expense...............................................        (22,088)         (4,330)             (172)

Debt conversion expenses.......................................        (50,818)              -                 -

Other income...................................................          5,861               -                 -

Equity in income (loss) of joint venture.......................              -               -            (2,226)
                                                                 --------------- --------------- -----------------

Income (loss) before taxes and cumulative effect of change in
   accounting principle........................................       (235,331)        (41,944)          (22,957)

Provision for income taxes.....................................            225             225               225
                                                                 --------------- --------------- -----------------

Income (loss) before cumulative effect of change in accounting
   principle...................................................       (235,556)        (42,169)          (23,182)

Cumulative effect of change in accounting principle............         (8,250)              -                 -
                                                                 --------------- --------------- -----------------

Net income (loss)..............................................      $(243,806)       $(42,169)         $(23,182)
                                                                 =============== =============== =================

Basic and diluted net income (loss) per share:
Before cumulative effect of change in accounting principle.....         $(2.12)         $(0.46)           $(0.26)

Cumulative effect of change in accounting principle............          (0.08)              -                 -
                                                                 --------------- --------------- -----------------
Basic and diluted net income (loss) per share..................         $(2.20)         $(0.46)           $(0.26)
                                                                 =============== =============== =================

Weighted average shares outstanding, basic and diluted.........    110,929,292      92,051,988        89,736,524
                                                                 =============== =============== =================

Pro forma amounts assuming the accounting change is applied
retroactively:
      Net income (loss)........................................      $(235,556)       $(42,169)         $(24,182)
                                                                 =============== =============== =================
      Net income (loss) per share, basic and diluted...........         $(2.12)         $(0.46)           $(0.27)
                                                                 =============== =============== =================

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (DOLLARS IN THOUSANDS, EXCEPT FOR SHARES)

                                                                              Unearned     Accumulated
                                             Common Stock      Additional    Portion of       Other       Retained
                                       -----------------------   Paid-In    Compensatory   Comprehensive  Earnings
                                         Shares       Amount     Capital    Stock Options  Income (Loss)  (Deficit)      Total
---------------------------------------------------  --------- ----------   -------------- ------------- -----------  ------------
Balance - December 31, 1997            89,254,016    $     893 $  277,956   $       (121)  $         48  $ (55,522)   $  223,254
Comprehensive income (loss):
      Net loss                                  -            -          -              -              -    (23,182)      (23,182)
      Unrealized loss on investments            -            -          -              -          1,851          -         1,851
                                                                                                                      ------------
Comprehensive income (loss)                                                                                              (21,331)
Exercise of options                     1,413,132           14      6,819              -              -          -         6,833
Warrants exercised                        321,604            3         37              -              -          -            40
Compensatory stock options issued               -            -        110           (110)             -          -             -
Compensatory stock options earned               -            -          -             52              -          -            52
Compensatory stock options canceled             -            -        (69)            69              -          -             -

                                      ------------   --------- ----------   -------------- ------------- -----------  ------------
Balance - December 31, 1998            90,988,752          910    284,853           (110)         1,899    (78,704)      208,848

Comprehensive income (loss):
      Net loss                                  -            -          -              -              -    (42,169)      (42,169)
      Unrealized loss on investments            -            -          -              -        (11,880)         -       (11,880)
                                                                                                                      ------------
Comprehensive income (loss)                                                                                              (54,049)
Exercise of options                     2,291,604           23     14,073              -              -          -        14,096
Warrants exercised                         29,900            -          -              -              -          -             -
Compensatory stock options issued           4,000            -        398           (398)             -          -             -
Compensatory stock options earned               -            -          -            173              -          -           173
                                      ------------   --------- ----------   -------------- ------------- -----------  ------------
Balance - December 31, 1999            93,314,256          933    299,324           (335)        (9,981)  (120,873)      169,068

Comprehensive income (loss):
    Net loss                                    -            -          -              -              -   (243,806)     (243,806)
    Unrealized gain on investments              -            -          -              -         38,171          -        38,171
                                                                                                                      ------------
Comprehensive income (loss)                                                                                             (205,635)
Issuance of common stock pursuant to
  the public offering (net of
  expenses)                            12,650,000          127    912,531              -              -          -       912,658
Issuance of common stock pursuant to
  conversion of convertible
  subordinated notes                   15,158,568          151    328,197              -              -          -       328,348
Issuance of common stock pursuant to
  acquisition of Principia
  Pharmaceutical Corporation            1,582,204           16    134,752              -              -          -       134,768
Exercise of options                     2,480,240           25     23,506              -              -          -        23,531
Warrants exercised                          7,276            -          1              -              -          -             1
Compensatory stock options issued               -            -         73            (73)             -          -             -
Compensatory stock options earned               -            -          -            216              -          -           216
                                      ------------   --------- ----------   -------------- ------------- -----------  ------------
Balance - December 31, 2000           125,192,544    $   1,252 $1,698,384   $       (192)  $     28,190  $(364,679)   $1,362,955
                                      ============   ========= ==========   ============== ============= ===========  ============


The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                               -------------------------------------
                                                                                  2000         1999        1998
                                                                               ------------ ----------- ------------
                                                                                      (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)......................................................... $ (243,806)  $ (42,169)  $  (23,182)
    Adjustments to reconcile net income (loss) to net cash provided by (used
       in) operating activities:
        Accrued interest on U.S. Treasury bills and commercial paper..........    (17,562)       (795)         942
        Depreciation and amortization.........................................     10,400       7,102        6,541
        Purchased in-process research and development.........................    134,050           -            -
        Inducement costs paid in the form of common stock.....................     19,433           -            -
        Cumulative effect of change in accounting principle...................      8,250           -            -
        Gain on sale of long-term investment..................................     (5,861)          -            -
        Loss due to disposal and write-down of property, plant and equipment..         35          45           15
        Compensation expense related to stock options.........................        216         173           52
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets..........................     (4,146)      1,105       (3,254)
           Other assets.......................................................    (14,638)     (2,059)        (493)
           Accounts payable and accrued expenses..............................      8,513       1,926         (141)
           Accrued payroll and related taxes..................................      1,356         (20)         323
           Deferred revenues .................................................     (2,568)     (4,265)      22,788
           Other liabilities..................................................      1,879         118           (9)
                                                                               ------------ ----------- ------------
        Net cash provided by (used in) operating activities...................   (104,449)    (38,839)       3,582
                                                                               ------------ ----------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - property, plant and equipment......................    (18,539)    (10,796)      (6,747)
    Purchase of short-term investments and marketable securities.............. (1,196,064)   (210,646)    (184,546)
    Purchase of long-term investments.........................................    (54,744)          -      (25,679)
    Acquisition, net of acquired cash.........................................        875           -            -
    Proceeds from sale of long-term investment................................     15,368           -            -
    Proceeds from sale and maturities of short-term investments
        and marketable securities.............................................    226,905     100,967      179,145
                                                                               ------------ ----------- ------------
          Net cash provided by (used in) investing activities................. (1,026,199)   (120,475)     (37,827)
                                                                               ------------ ----------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt, (net of expenses)...............    508,701     315,250            -
    Repayment of long-term debt...............................................       (520)       (444)        (444)
    Restricted investments....................................................       (695)     (4,888)        (167)
    Payments on capital lease obligations.....................................          -           -         (223)
    Proceeds from issuance of common stock (net of expenses)..................    936,190      14,096        6,872
                                                                               ------------ ----------- ------------
        Net cash provided by (used in) financing activities...................  1,443,676     324,014        6,038
                                                                               ------------ ----------- ------------
NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................    313,028     164,700      (28,207)
Cash and cash equivalents - beginning of year.................................    180,839      16,139       44,346
                                                                               ------------ ----------- ------------
CASH AND CASH EQUIVALENTS - END OF YEAR....................................... $  493,867   $ 180,839   $   16,139
                                                                               ============ =========== ============
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest.............................................................. $   41,736   $   3,780   $      179
        Income taxes.......................................................... $      200   $     250   $      200


See Note G, Equipment Lease Obligations, for non-cash exercise of warrants.

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

In March 2000, the Company converted $200,000 of 5% Convertible Subordinated Notes Due 2006 into common stock. In connection with this conversion, the Company made a $30,000 cash "make-whole" payment. In addition, the Company reclassified $6,000 of unamortized debt financing costs associated with these notes to stockholders' equity as part of the conversion.

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


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

Principles of Consolidation

The consolidated financial statements include the accounts of Human Genome Sciences, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. On December 31, 2000 and 1999, the Company had purchased $0 and $17,077, respectively, of U.S. Government securities under agreements to resell on January 1, 2001 and 2000, respectively. The market value of the securities approximated the carrying amount.

The Company classifies its short-term investments into the categories:
"held-to-maturity" and "available-for-sale," each of which has different accounting treatment. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders' equity until realized. Debt securities classified as held-to-maturity securities are carried at amortized cost. See Note D, Investments, for additional information.

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

The Company's investment in Ciphergen Biosystems, Inc. ("Ciphergen") was accounted for under the cost method during the year ended December 31, 1999 and for the three months ended March 31 and June 30, 2000 because the Company owned a less than a 20% equity interest, did not have significant influence and the market value of the investees' common stock was not readily determinable (i.e., a privately held company). On September 29, 2000, Ciphergen successfully completed an initial public offering of its common stock. As of this date, the Company has accounted for its investment in Ciphergen as an available-for-sale security.

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

Impairment of Long-Lived Assets

Periodically, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The Company made no adjustments to the carrying values of its assets during the years ended December 31, 2000, 1999 and 1998.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the provisions of APB No. 25 and has provided the pro forma disclosures of net loss and net loss per share in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") using the fair value method. See Note L, Stockholders' Equity, for further information.

Revenue Recognition

Collaborative research and development agreements provide for periodic license fees, research payments, additional payments and milestone payments. License fees, research payments, and additional payments are recognized ratably over the term of the agreement or as milestones are achieved. Payments received in advance of work performed are recorded as deferred revenue.

The Company previously recognized nonrefundable fees for certain arrangements entered into during 1996 as revenue when payments became due and when all significant contractual obligations of the Company relating to the fees had been fulfilled. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees related to these certain arrangements to recognize such fees monthly over the term of the related research collaboration agreement. The Company believes the change in accounting principle is required based on interpretations provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". See Change in Accounting Principle within Note B for additional discussion.

Research and Development

Research and development costs are charged to expense as incurred.

Financing Costs Related to Long-term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt.

Patent Costs

Patent application costs are charged to expense as incurred.

Net Income (Loss) Per Share

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the Company to present basic and fully diluted earnings per share. The Company's basic and fully diluted loss per share are calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during all periods presented.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires unrealized gains or losses on the Company's available-for-sale securities and on the Company's investments in Transgene S.A., Cambridge Antibody Technology and Ciphergen Biosystems to be included in other comprehensive income.

Comprehensive income (loss) included unrealized gains (losses) on the following:

                                                                           Unrealized Gain (Loss)
                                                        --------------------------------------------------------------
                                                                             Year Ended December 31,
                                                               2000                  1999                 1998
                                                        -------------------     ----------------    ------------------
Available-for-sale short-term investments.............       $   8,781               $ (2,361)             $   301
Transgene.............................................          (5,313)                (9,519)               1,550
Cambridge Antibody Technology.........................          32,854                      -                    -
Ciphergen Biosystems..................................           1,849                      -                    -
                                                        -------------------     ----------------    ------------------
    Total unrealized gain (loss)......................       $  38,171               $(11,880)             $ 1,851
                                                        ===================     ================    ==================

Change in Accounting Principle

During the fourth quarter of 2000, the Company implemented SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires revenues to be recognized ratably over the life of a contract period whereas previously, the Company generally recognized revenue as non-refundable cash payments were made assuming no significant obligations remained. It requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes".

Historically, the Company has recognized non-refundable license fees, research payments, additional payments and milestone payments in connection with collaboration agreements when the revenue is earned in accordance with the applicable performance requirements and/or contractual terms. This revenue recognition policy was applicable to certain multi-year agreements the Company entered into with Schering-Plough, Sanofi-Synthelabo and Merck KgaA during 1996 (the "1996 Agreements"). The Company recognized revenue under these agreements when it had performed all significant obligations and the customer was obligated to pay. The Company generally considered any remaining performance obligation, such as maintaining access to its genomic databases, as insignificant. However, SAB 101 provides guidance that indicates revenue recognition over the collaboration term is generally the required treatment for all fees, regardless of the significance of remaining performance obligations.

As a result of the implementation of SAB 101, the Company has recorded a charge of $8,250, or $0.08 per share, as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000. This amount represents that portion of revenue recognized in 1999 for which the contract periods of the 1996 Agreements extended into 2000. In addition, under SAB 101, the Company's revenues for the first, second, and third quarters as presented in Note Q, Quarterly Financial Information (unaudited), have been adjusted from the amounts previously reported on the Company's Form 10-Qs for the interim periods reported for 2000. The implementation of SAB 101 had no effect on the Company's revenue for the year ended December 31, 2000. Had the change in accounting been adopted as of January 1, 1999, the Company's loss for the year ended December 31, 1999 would have increased by $8,250, or $0.09 per share. As a result of the implementation of SAB 101, the Company now has additional deferred revenue as of December 31, 2000 in the amount of $8,250. The Company will record this amount as revenue ratably over the first two quarters of 2001.

Pro forma financial information presented in the Consolidated Statements of Operations was calculated assuming the accounting change was applied retroactively to the periods presented.

Sources of Supply

The Company currently relies on a single supplier, Applied Biosystems, a division of Applera Corporation (formerly PE Corporation), to provide all of its gene sequencing machines and certain reagents required in connection with the gene sequencing process. The Company has not experienced problems in obtaining either gene sequencing machines or reagents in a timely manner. While other gene sequencing machines are available, the Company does not believe that such other machines are as efficient as the machines currently used by the Company. No assurance can be given that either the gene sequencing machines or the reagents will remain available in commercial quantities at costs that are not economically prohibitive.

Reclassifications

Certain balances have been reclassified to conform to fiscal 2000 presentation.

(NOTE C) - ACQUISITION OF PRINCIPIA PHARMACEUTICAL CORPORATION

On September 8, 2000, the Company acquired all of the outstanding shares of capital stock of Principia Pharmaceutical Corporation ("Principia") from its stockholders. The cost of the acquisition was $135,071, including fees and expenses. The purchase price was paid with 1,582,204 shares of the Company's Common Stock. The Company valued the shares of the Company's common stock at $82.23 per share, which the Company estimates as the fair market value of its common stock on the acquisition date. The consolidated financial statements include the results of operations of Principia since the date of acquisition. In addition, the Company issued 49,364 incentive stock options at a weighted-average exercise price of $0.91 to replace the Principia options that were outstanding as of the date of the acquisition. The options were valued at approximately $4,000 using the Black-Scholes option-pricing model.

The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets and liabilities acquired at their estimated fair values as of the date of acquisition. Of the purchase price, $521 was allocated to Principia's net assets, and the remainder was allocated as follows:

    Purchased In-Process Research & Development..........     $      134,050
    Assembled Workforce..................................     $          500

The charge of $134,050 for Purchased In-Process Research & Development was recorded as an expense in the Company's results of operations for the year ended December 31, 2000. The Purchased In-Process Research & Development was analyzed through an independent third-party valuation using the expected cash flow approach to valuation. Accumulated amortization of the Assembled Workforce, which is being amortized over four years, is $42 as of December 31, 2000.

The Company's unaudited pro forma consolidated condensed statements of operations information for the year ended December 31, 2000 and 1999, assuming the acquisition of Principia was effected at the beginning of each period, and including the one-time write-off of the Purchased In-Process Research and Development, are summarized as follows:

                                                                              Year Ended December 31,
                                                                       ---------------------------------------

                                                                               2000               1999
                                                                       -------------------- ------------------
                      Revenue ........................................             $22,068            $24,524
                      Net loss .......................................          $(247,068)          $(44,587)
                      Weighted average shares outstanding,
                          basic and diluted...........................         112,378,738         93,634,192
                      Net income (loss) per share,
                          basic and diluted ..........................             $(2.20)         $   (0.48)

This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

During the first quarter of 2001, the Company announced its decision to relocate Principia's operations from Norristown, Pennsylvania to the Company's Rockville, Maryland location. As a result, the Company expects to record a one-time charge of approximately $1,400 in unit closure costs in the first quarter of 2001 and approximately $650 in personnel relocation costs in the second half of 2001.

(NOTE D) - INVESTMENTS

Investments, including accrued interest, at December 31, 2000 and 1999 were as follows:

                                                       December 31, 2000
                                                       -----------------
                                                                            Gross             Gross
                                                         Amortized        Unrealized       Unrealized            Fair
                    Available for Sale                      Cost            Gains            Losses              Value
                    ------------------                 ---------------  ---------------  ----------------   ----------------
     U.S. Treasury and agencies.......................       $157,688           $1,200             $(18)           $158,870
     Corporate debt securities........................      1,103,984            7,775           (2,188)          1,109,571
                                                       ---------------  ---------------  ----------------   ----------------
         Subtotal - Short-term investments............      1,261,672            8,975           (2,206)          1,268,441
                                                       ---------------  ---------------  ----------------   ----------------
     Investment in Transgene..........................         25,679                -          (13,282)             12,397
     Investment in Cambridge Antibody Technology......         45,237           32,854                 -             78,091
     Investment in Ciphergen Biosystems...............          1,000            1,849                 -              2,849
                                                       ---------------  ---------------  ----------------   ----------------
         Subtotal - Long-term investments.............         71,916           34,703          (13,282)             93,337
                                                       ---------------  ---------------  ----------------   ----------------
         Total........................................     $1,333,588          $43,678         $(15,488)         $1,361,778
                                                       ===============  ===============  ================   ================


                                                       December 31, 1999
                                                       -----------------
                                                                            Gross             Gross
                                                          Amortized       Unrealized       Unrealized            Fair
                    Available for Sale                       Cost           Gains            Losses              Value
                    ------------------                 ---------------  ---------------  ----------------   ----------------
     U.S. Treasury and agencies.......................        $31,530               $9            $(159)            $31,380
     Corporate debt securities........................        244,197               73           (1,934)            242,336
                                                       ---------------  ---------------  ----------------   ----------------
         Subtotal - Short-term investments............        275,727               82           (2,093)            273,716
     Investment in Transgene - Long-term investment...         25,679                -           (7,970)             17,709
                                                       ---------------  ---------------  ----------------   ----------------
         Total........................................       $301,406              $82         $(10,063)           $291,425
                                                       ===============  ===============  ================   ================

The following table summarizes debt maturities at December 31, 2000:

                                                        Amortized                  Fair
                                                          Cost                     Value
                                                          ----                     -----
     Less than one year........................           $482,975                $480,584
     Due in one to two years...................            396,134                 399,092
     Due in three to five years................            364,366                 370,525
     Due after five years......................             18,197                  18,240
                                                            ------                  ------
        Total..................................         $1,261,672              $1,268,441
                                                        ==========              ==========

Gross proceeds and realized gains and losses on sales of available-for-sale securities for 2000, 1999 and 1998 were immaterial except for the Company's sale of 290,000 ordinary shares of Cambridge Antibody Technology in November 2000. Gross proceeds and the realized gain on the sale of these shares amounted to $15,368 and $5,861, respectively. The cost of securities sold is based on the specific identification method.

(NOTE E) - COLLABORATION AGREEMENTS

Agreements with SmithKline Beecham Corporation (now part of GlaxoSmithKline Corporation)

In May 1993, the Company entered into a collaboration agreement as amended ("SB Collaboration Agreement"), providing SmithKline Beecham Corporation ("SB"), now part of GlaxoSmithKline Corporation ("GSK"), a first right to develop and market products in human and animal healthcare ("SB Products"), based upon human genes identified by the Company. In return, SB has paid $125,000 to the Company since 1993. Approximately $55,000 was allocated to the purchase price of 5,406,952 shares of common stock with the balance of $70,000 recognized from license fees, option rights and milestone payments. In addition, the Company is entitled to
(1) royalties on the net sales of SB Products, (2) product development progress payments and (3) the option to co-promote up to 20% of any product development by SB under the collaboration agreement.

In June 1996, the SB Collaboration Agreements were substantially amended (the "SB Amendment") to allow the Company and SB together to enter into collaboration agreements with additional pharmaceutical companies ("Collaboration Partners") in the SB Field (the field of human and animal health care, including gene therapy vaccines but excluding other gene therapy products, antisense products and the use of genes for synthesizing drugs that were known in May 1993, other than diagnostics and animal healthcare in which SB has generally retained exclusive rights). The SB Amendment restricts the Company from entering into further collaborations in the SB Field during the initial research term (through June 2001). The restriction also applies to certain products which are subject to research plans submitted by GSK prior to the expiration of the initial research term and for a period thereafter. GSK has the right to extend the research term for up to five additional years by making certain payments, which would extend the time for submitting research plans as to therapeutic products.

The SB Amendment provides that GSK and the Company will share equally in any license fee payments paid by the Collaboration Partners and that the Company will receive all royalties and research payments paid by the Collaboration Partners.

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

In June 1996, the Company and SB entered into collaboration agreements ("Additional Collaboration Partner Agreements") with Schering Corporation and Schering-Plough Ltd. ("Schering-Plough"), Sanofi-Synthelabo S.A., and Merck KGaA ("Merck"), (collectively "Additional Collaboration Partners"). The Additional Collaboration Partner Agreements provide the Additional Collaboration Partners the rights and licenses to access the Company's human gene technology, as well as biological information developed by the Company and SB prior to, and in the case of the Company, after the effective date of such Agreement, to discover, develop and commercialize products based upon or derived from such Company technology in the SB Field (other than diagnostics and animal healthcare). The Additional Collaboration Partners are obligated to pay license fees, research payments, milestone payments and royalties in connection with the agreements. The initial research term expires in June 2001. The Additional Collaboration Partners have the right to extend the term for up to five additional years by making certain additional payments. Aggregate license fees and research payments due under the Additional Collaboration Partner Agreements to which the Company is entitled is $87,500, payable in equal installments over a five-year period. The Company has recognized revenue of $17,500, $17,500 and $18,500 in license fees and additional payments during 2000, 1999 and 1998, respectively, related to the Additional Collaboration Partner Agreements. In 2000, the Company implemented SAB 101.SAB 101 impacts the Company's revenues pertaining to these agreements for 2000 and 2001. See Note B, Summary of Significant Accounting Policies, for additional discussion.

Collaborative Agreements Outside of the SB Field

During 1996, the Company entered into several collaborative agreements with an initial aggregate research value of $33,000. These collaboration partners included Pioneer Hi-Bred International, Inc., Pharmacia & Upjohn Company, Schering-Plough Ltd., and F. Hoffman-La Roche, Ltd. On an aggregate basis, the Company received payments of $1,000, $1,000 and $9,000 from these collaborators and recognized revenue of $1,000, $2,600 and $8,300 pursuant to these agreements for fiscal years 2000, 1999 and 1998, respectively. In addition, the Company received $1,000 in revenue in 2000 from MedImmune, Inc. pursuant to a 1995 license and royalty agreement.

In March 1998, the Company entered into a gene therapy collaboration agreement with Transgene, S.A. ("Transgene"), of Strasbourg, France. Under this agreement, the Company received a 10% equity interest in Transgene valued at $25,679 based on Transgene's initial public offering ("IPO") share price in exchange for giving Transgene the right to develop and co-market gene therapy products from 10 genes selected by Transgene from the Company's database. The Company initially recorded its investment in Transgene at the IPO price with an offsetting entry to deferred revenue. The Company will recognize the $25,679 of revenue from this transaction over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. The Company recognized $2,568 as revenue in fiscal years 2000, 1999 and 1998. As of December 31, 2000, the Company adjusted the investment to the current market value of $12,397 with an offsetting debit of $5,313 to accumulated other comprehensive income within the Company's stockholders' equity section of the balance sheet. At December 31, 2000, the Company's cumulative reduction in the carrying value of this investment was $13,282.

In August 1999, the Company entered into a collaborative agreement with Cambridge Antibody Technology Ltd. ("CAT") of Melbourn, United Kingdom to jointly pursue the development of fully human monoclonal antibody therapeutics. Under the agreement, CAT will conduct research to identify fully human, monoclonal antibodies specific for the Company's proprietary proteins. CAT will receive milestone payments from the Company in connection with the development of any such antibodies as well as royalty payments on the Company's net sales of such licensed product following regulatory approval. During 2000 and 1999, the Company paid CAT a total of $62 and $313, respectively, towards the achievement of the first contractual milestone. In addition, during 2000, the Company paid $375 based on the achievement of the first milestone pursuant to this agreement. The agreement provides for additional payments to CAT for each product relating to the achievement of milestones corresponding to the regulatory approval process. In the event of the achievement of other milestones or successful product launch, the Company would be obligated to pay CAT additional compensation and royalties. While this agreement may be terminated early under certain circumstances, it will remain in force until the later of the expiration date of certain CAT patents or ten years after the date of first commercial sale of a product licensed by the Company.

In December 1999, the Company entered into a collaborative agreement with Abgenix, Inc. ("ABX"), of Fremont, California to exchange technology to identify novel human antibody drug candidates for development and commercialization. The Company has the right to use ABX's proprietary technology to generate fully human antibody drug candidates. In addition, ABX has a future option to develop and commercialize products derived from the Company's pool of novel human antibody drug candidates. Under this reciprocal agreement, depending upon whose product moves through the regulatory approval process, the Company or ABX would be obligated to the other for milestone payments for each therapeutic product or each diagnostic product along with royalties in the event of a successful product launch. While this agreement may be terminated under certain circumstances, it will remain in force until the expiration of the last of each party's royalty obligations.

In February 2000, the Company entered into a second agreement with Cambridge Antibody Technology. The ten-year agreement provides the Company with rights to use CAT technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company also has rights to use CAT antibody technology for the use and sale of research tools, for which the Company will pay CAT a share of revenues received. The Company will also pay CAT clinical development milestones and royalties based on product sales. The Company and CAT also plan to combine resources to develop and sell therapeutic antibody products. CAT has the right to select up to twenty-four of the Company's proprietary antigens for laboratory development. The Company has the option to share clinical development costs and to share the profits equally with CAT on up to eighteen such products. CAT has rights to develop six such products on its own. The Company is entitled to clinical development milestones and royalty payments on the products developed by CAT.

In March 2000, the Company paid $12,000 in licensing fees to CAT, which includes research support at CAT for ten years to help CAT develop the Company's human antibody products. The Company has capitalized this cost and is amortizing it on a straight-line basis of ten years. The unamortized amount of this research support was $11,000 as of December 31, 2000.

In April 2000, the Company purchased 1,670,000 ordinary shares of CAT for the sterling equivalent of approximately $54,744, giving the Company an equity stake of approximately six percent in CAT. In November 2000, the Company sold 290,000 ordinary shares realizing a gain of approximately $5,861. As of December 31, 2000, the Company adjusted the investment of the remaining 1,380,000 ordinary shares to the current market value of $78,091 with an offsetting credit of $32,854 to accumulated other comprehensive income within the Company's stockholders' equity section of the balance sheet.

In March 2000, the Company entered into a multi-year agreement with Dyax Corporation ("Dyax"). The agreement provides the Company with rights to use Dyax's technology for ten years to develop an unlimited number of therapeutic and diagnostic products which the Company may elect to market itself or to out-license. The agreement also provides for a five-year collaborative agreement that requires the Company to make minimum annual payments of $3,300 to Dyax in exchange for research services to be provided to the Company over five years. The Company will also pay Dyax clinical development milestones and royalties based on product sales. The Company paid $6,000 to Dyax for the technology license, which the Company has capitalized and is amortizing on a straight-line basis over five years, which is the term of the collaboration agreement. The unamortized amount of this license fee was $5,100 as of December 31, 2000. The Company paid $2,075 in support payments during 2000.

During 2000, the Company entered into technology collaborations with Vical, Praecis, Aventis Behring and Dow Chemical. While future license or royalty payments may occur in the future in connection with thee collaborations, no license, royalty or research service payments were made or received during 2000.

(NOTE F) - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are summarized as follows:

                                                                    December 31,
                                                          ---------------------------------
                                                              2000               1999
                                                              ----               ----
Laboratory equipment....................................        $31,075            $24,341
Computers and EDP equipment.............................         10,502              8,156
Furniture and office equipment..........................            921                780
Leasehold improvements..................................         20,958             14,274
Construction in progress................................          7,294              3,497
                                                                -------           --------
                                                                 70,750             51,048
Less accumulated depreciation and amortization..........         32,183             25,491
                                                                -------           --------
                                                                $38,567            $25,557
                                                                =======           ========

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

In conjunction with the master lease agreements, the Company granted warrants to the lessors to purchase 2,376,000 shares of the Company's common stock, which the Company valued at $0.07 per warrant. All of the warrants have been exercised at a purchase price of $0.33 per share or by receiving shares equal to the value (as determined by a formula) of the warrants by surrender of the warrants.

In 1999, a lessor exercised warrants for the purchase of 30,000 shares by electing to receive 29,900 shares. In 1998, a lessor exercised warrants for the purchase of 302,600 shares by electing to receive 294,108 shares.

(NOTE H) - OTHER ASSETS

Other assets are comprised of the following:

                                                                    December 31,
                                                          ---------------------------------
                                                               2000              1999
                                                               ----              ----

Deferred financing costs, net of accumulated
  amortization of $2,081 and $335, respectively.........         $14,437            $9,831
Prepaid research services...............................          11,000                 -
License fee.............................................           5,100                 -
Note receivable from Officer............................             891               891
Assembled Workforce, Principia, net of accumulated
  amortization of $42...................................             458                 -
Receivable from Vascular Genetics, Inc..................               -             2,081
All other assets........................................             805             1,170
                                                          ---------------    --------------
                                                                 $32,691           $13,973
                                                          ---------------    --------------

Deferred financing costs were incurred in connection with the Company's four convertible subordinated debt offerings during fiscal 2000 and 1999. During the first quarter of 2000, the Company completed the private placement of $225,000 of 5% Convertible Subordinated Notes due 2007 and $300,000 of 3 3/4% Convertible Subordinated Notes due 2007. Debt issuance costs for the total $525,000 of Notes amounted to approximately $16,305, representing primarily underwriting fees of approximately 3% of the gross amount of notes, and are being amortized on a straight-line basis over the life of the Notes.

During 1999, in connection with the private placement of $125,000 of 5 1/2% Convertible Subordinated Notes due 2006 and $200,000 of 5% Convertible Subordinated Notes due 2006, the Company incurred financing costs of approximately $10,174, representing primarily underwriting fees of 3% of the gross amount of notes issued. These costs were being amortized on a straight-line basis over the life of the Notes. However, in January 2000, the Company completed a tender offer to substantially all of the holders of the 5 1/2% Convertible Subordinated Notes due 2006, which resulted in a reclassification of $3,470 of unamortized deferred financing costs associated with these Notes to stockholders' equity. In March 2000, the Company announced and completed the call of its $200,000 5% Convertible Subordinated Notes due 2006. As a result, the Company reclassified $6,000 of remaining unamortized debt financing costs to stockholders' equity as part of the conversion.

See Note E, Collaborations, for discussion of prepaid research services and license fees relating to Cambridge Antibody Technology and Dyax Corporation, respectively.

The Company holds a note receivable from an officer of $891 that is due on demand and does not bear interest. The note is collateralized by shares of the Company's common stock owned by the officer that have a market value of at least 200% of the outstanding balance of the note.

See Note C, Acquisition of Principia Pharmaceutical Corporation, for discussion of Principia Assembled Workforce.

The Company has a receivable from Vascular Genetics, Inc. ("VGI") in connection with services and materials provided during fiscal years 2000 and 1999. At December 31, 2000, the Company established a full reserve for this receivable, in the amount of $1,532, as result of VGI's uncertain financial condition. See Note O, Investment in Vascular Genetics, Inc. for further discussion.

(NOTE I) - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

                                                                   December 31,
                                                          --------------------------------
                                                              2000               1999
                                                              ----               ----

Accrued interest........................................        $8,151               $441
Fixed asset purchases...................................         2,733              1,685
Professional fees.......................................         4,142              1,716
Other accrued expenses..................................         3,291              3,669
                                                                 -----            -------
                                                               $18,317             $7,511
                                                               =======            =======

(NOTE J) - LONG-TERM DEBT

The components of long-term debt are as follows:

                                                                                             December 31,
                                               December 31,                          ------------------------------
                  Debt                     2000 Interest Rates       Maturities             2000            1999
                  ----                     -------------------       ----------             ----            ----

MIDFA                                                     6.57%       December 2003     $    1,336     $    1,780
5 1/2% Convertible Subordinated Notes                     5.50%           June 2006          6,715        125,000
5 % Convertible Subordinated Notes                            -                   -              -        200,000
5 % Convertible Subordinated Notes                        5.00%       February 2007        224,900              -
3 3/4% Convertible Subordinated Notes                     3.75%          March 2007        300,000              -
GE Capital Corporation                                   12.60%       November 2003            924              -
                                                                                        ------------   -----------
                                                                                           533,875        326,780

Less current portion                                                                           729            444
                                                                                        ------------   -----------
                                                                                        $  533,146     $  326,336
                                                                                        ============   ===========

Annual maturities of all long term debt are as follows:

                                       2001                            $       729
                                       2002                                    767
                                       2003                                    764
                                       2004                                      -
                                       2005                                      -
                                       2006 and thereafter                 531,615
                                                                       -----------
                                                                       $   533,875
                                                                       ===========

In December 1994, the Company entered into a loan agreement with Maryland Industrial Development Financing Authority ("MIDFA"). Major leasehold improvements were financed with the proceeds of a $4,000 taxable variable rate bond issue (the "Bonds") from MIDFA. The Company is required to make annual payments of $444 commencing December 1995 plus interest at a variable rate of interest (6.57% at December 31, 2000 and 6.43% at December 31, 1999), to the trustee on behalf of the bondholders which is equal to the interest and principal requirements on the bonds. The variable rate is equal to 50 basis points plus the higher of the yield equivalent of the average 30-day or 90-day commercial paper rate. Under certain circumstances, the rate may be adjusted either upward or downward but in no event in excess of 10 basis points above or below the rate determined above. MIDFA has entered into an indenture with the Trustee whereby the Trustee has obtained an irrevocable letter of credit on behalf of the bondholders.

Required monthly principal payments of $37 plus interest are deposited into a bond fund. The interest is disbursed monthly to the bondholders. Principal is repaid to the bondholders at the rate of $444 annually with a final payment of $448 on December 1, 2003. The Company deposited $559, $561 and $592 of principal and interest into the bond fund during the years ended December 31, 2000, 1999 and 1998, respectively.

In connection with the Loan Agreement, the Company entered into an irrevocable Letter of Credit Agreement with a bank for the account of the Company and in favor of the Trustee in the initial amount of $4,067, which expires on December 15, 2003. Concurrently, the Company entered into a Collateral Pledge Agreement with the bank.

The Company is required to maintain 43% of the outstanding principal amount of the Bonds (50% is required under certain circumstances) with the bank as Collateral for the Letter of Credit. Pursuant to the Collateral Pledge Agreement at December 31, 2000 and 1999, the Company had $1,123 and $1,059, respectively, on deposit with the bank, which is included in Restricted Investments in the consolidated balance sheets. The pledge collateral will be released upon the payment and performance in full of the Company's Letter of Credit obligations. The agreement contains covenants with respect to tangible net worth, cash and cash equivalents and investment securities, as well as other covenants, and prohibits the payment of cash dividends. During 1994, the Company incurred costs of $136 in connection with this loan, which are being amortized over the term of the loan.

During the second quarter of 1999, the Company completed the private placement of $125,000 of 5 1/2% Convertible Subordinated Notes due June 2006 convertible into common stock at $13.05 per share. In January 2000, the Company concluded an offer to the holders of its $125,000 aggregate principal amount of 5 1/2% Notes to convert their notes into common stock. As an inducement to convert, the Company offered its 5 1/2% Note holders an additional one hundred and eighty dollars per thousand dollars of principal amount of the 5 1/2% Notes, payable in the Company's common stock. This inducement was in addition to the 76.6284 shares issuable for each thousand dollars of principal amount of 5 1/2% Notes convertible at $13.05 per share. As a result of the conversions, the Company converted $118,285 of 5 1/2% Notes to common stock and issued a total of 9,572,208 shares of common stock, including a total of 508,244 shares of common stock issued as an inducement to convert. In the first quarter of fiscal 2000, the Company recorded a one-time charge of $20,818, including $19,433 in inducement costs associated with this conversion. In addition, the Company reclassified $3,470 of unamortized debt financing costs to stockholders' equity as part of the conversion. Total remaining debt issuance costs were approximately $213, of which $46 and $16 had been amortized as of December 31, 2000 and 1999, respectively

During the fourth quarter of 1999, the Company completed the private placement $200,000 of 5% Convertible Subordinated Notes due December 2006, convertible into common stock at $35.8125 per share. In March 2000, the Company announced and completed the call of its $200,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006. All of the holders of the notes converted their notes into common stock at a price of $35.8125 per share, which is equivalent to 27.9232 shares of common stock per one thousand dollars of principal amount of notes. As a result of the conversion, the Company issued 5,584,584 shares of common stock to the holders of these Notes. In addition, the Company made a "make-whole" payment of one hundred and fifty dollars per one thousand dollars of principal amount of notes, which resulted in a one-time charge to earnings of $30,000. In addition, the Company reclassified $6,000 of unamortized debt financing costs to stockholders' equity as part of the conversion.

During the first quarter of 2000, the Company completed the private placement of $225,000 of 5% Convertible Subordinated Notes due 2007 ("5% Notes") and $300,000 of 3 3/4% Convertible Subordinated Notes due 2007 ("3 3/4% Notes"). The 5% Notes and the 3 3/4% Notes are convertible into common stock at $56.25 and $109.50 per share, respectively. Debt issuance costs for the total $525,000 of Notes amounted to approximately $16,305, including accrued expenses, of which $2,035 had been amortized as of December 31, 2000. During 2000, holders of $100,000 of these 5% Notes voluntarily converted their Notes into 1,776 shares of common stock.

In connection with the Company's acquisition of Principia Pharmaceutical Corporation ("Principia") in the third quarter of 2000, the Company acquired equipment debt to GE Capital Corporation. As of the date of Principia's acquisition, the unpaid debt was approximately $1,000. Monthly payments of principal plus interest of approximately $32 are to be made through November 2003. A total of $76 in principal was repaid during 2000. The debt is secured by assets of Principia.

(NOTE K) - COMMITMENTS AND OTHER MATTERS

Operating Leases

The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2021. The leases contain various renewal options. Minimum annual rentals are as follows:

                         Years Ending December 31,

                         2001........................   $    12,209
                         2002........................        12,626
                         2003........................        11,465
                         2004........................         8,246
                         2005........................         7,790
                         2006 and thereafter........         76,007
                                                       -------------
                                                        $   128,343
                                                       =============

The Company has entered into leases for office and laboratory space which provide for certain rent abatement and rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $2,705 and $551 at December 31, 2000 and 1999, respectively.

Certain other leases provide for escalation for increases in real estate taxes and certain operating expenses, as well as various renewal terms.

During 1997, the Company entered into a 20-year lease for a process development and manufacturing facility consisting of 84,000 square feet expandable to 127,000 square feet being built to the Company's specifications. Annual base rent of $2,236 began January 1, 1999. Pursuant to the lease terms, the Company had a security deposit of $11,209 and $10,578 as of December 31, 2000 and 1999, respectively, on deposit with the bank which is included in Restricted Investments in the consolidated balance sheets. The security deposit will accrue interest earned up to a total security deposit of $15,000. Any amounts over $15,000 will be released to the Company. The security deposit will be released at the end of the lease term. The lease agreement contains covenants with respect to tangible net worth, cash and cash equivalents and investment securities, as well as other covenants. The lease requires additional security deposit if the Company does not meet its covenants.

During 1998, the Company entered into a master lease agreement to lease up to $10,300 of lab, furniture and computer equipment for its leased process development and manufacturing facility. The lease agreement has an initial term of seven years. As of December 31, 2000, the Company had leased $10,300 of equipment. The agreement has been accounted for as an operating lease.

During the fourth quarter of fiscal 1999, the Company entered into an 18-year lease for a 43,000 square foot expansion of the process development and manufacturing facility, bringing the total square footage under lease at this facility to 127,000 square feet. Annual base rent of $1,529 commences on January 1, 2001. The financial covenants and security deposit provisions for this lease are included with the provisions of the 1997 lease discussed above. For the entire 127,000 square foot facility, beginning in January 2001 and expiring January 1, 2019, the Company will incur annual lease payments of $3,765.

During 2000, the Company entered into an amendment to the 1998 master lease agreement to lease up to an additional $10,000 of lab, furniture and computer equipment for the expansion of its leased process development and manufacturing facility. The amendment to the master lease agreement has an initial term of seven years. As of December 31, 2000, the Company had leased $3,993 of equipment. The agreement has been accounted for as an operating lease.

During the fourth quarter of fiscal 2000, the Company entered into a 20-year lease for a 51,000 square foot quality control office and laboratory facility adjacent to the leased process development and manufacturing facility. Annual base rent of $1,209 commences on April 1, 2001, with annual escalations of approximately 2.1%.

Rent expense aggregated $8,352, $7,210 and $3,136 for the years ended December 31, 2000, 1999 and 1998, respectively.

Capital Expenditures

At December 31, 2000 and 1999, the Company had commitments for capital expenditures, consisting primarily of laboratory equipment, of approximately $3,637 and $5,506, respectively.

401(k) Plan

Effective January 15, 1993, the Company adopted a 401(k) pension plan available to eligible full-time employees. The Company made contributions of $600, $446 and $340 to the plan for the years ended December 31, 2000, 1999 and 1998, respectively.

(NOTE L) - STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

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

On November 1, 2000, the Company completed a public offering of its common stock by issuing 12,650,000 shares at an aggregate value of $948,750, or $75.00 per share. Stock issuance costs for the offering amounted to approximately $36,092. The Company received net proceeds of $912,658.

Stock Option Plans

The Company has stock option plans under which options to purchase shares of the Company's common stock may be granted to employees, consultants and directors at a price no less that the fair market value on the date of grant. At December 31, 2000, the total authorized number of shares under all plans was 34,112,672. The vesting period of the options is determined by the Board of Directors and currently is generally four years. All options expire after ten years from the date of grant.

The Company issued 2,600, 48,000 and 24,000 options to non-employees during the years ended December 31, 2000, 1999 and 1998, respectively. The fair value of these options has been recorded as a debit to unearned compensatory stock options and is being amortized to expense over the service period. On September 15, 1998, the Board of Directors approved the re-pricing of stock option grants totaling 7,659,796 shares to the then current market value.

Option transactions during 2000, 1999 and 1998 are summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------------------------------------
                                           2000                           1999                           1998
                               -----------------------------  ------------------------------  -----------------------------
                                                WEIGHTED-                      WEIGHTED-                        WEIGHTED-
                                                 AVERAGE                        AVERAGE                          AVERAGE
                                                EXERCISE                       EXERCISE                         EXERCISE
                                  SHARES          PRICE          SHARES          PRICE           SHARES           PRICE
                               -------------  --------------  -------------   -------------   -------------    -------------
Outstanding at beginning of
   year                        17,234,972         $14.10      14,325,352           $8.46      12,171,636         $ 9.36

Options granted                 7,070,139          65.99       5,568,472           24.94      12,822,128           7.73

Options exercised              (2,480,240)          9.49      (2,291,604)           6.15      (1,413,132)          4.84

Options canceled or expired      (321,689)         27.42        (367,248)           7.95      (9,255,280)          9.19
                                 ---------                     ---------                     -----------

Outstanding at end of year     21,503,182          31.49      17,234,972           14.10      14,325,352           8.46
                               ===========                    ==========                      ==========

Options exercisable at end of
   year                         6,583,926          12.96       5,379,516           10.32       4,329,260           6.58
                               ===========                    ==========                      ==========

The following table summarizes information about stock options outstanding at December 31, 2000:

                                               Options Outstanding                           Options Exercisable
                               -----------------------------------------------------    ------------------------------
                                                      Weighted-
                                                       Average          Weighted-                          Weighted-
                                                      Remaining          Average                            Average
                                  Number          Contractual Life       Exercise          Number          Exercise
Range of Exercise Price         Outstanding          (In Years)            Price         Exercisable         Price
-----------------------       --------------     ------------------    ------------    --------------    ------------
$ 0.05 to  $    5.50                378,615               3.8          $      3.33          378,615      $      3.33
$ 5.51 to  $    8.63              7,667,047               6.6                 7.34        3,950,042             7.27
$ 8.64 to  $   17.50                845,620               8.1                10.20          288,375            10.07
$17.51 to  $   32.74              5,707,816               7.9                26.33        1,901,128            25.60
$32.75 to  $   64.48                661,409               9.3                44.36           32,263            37.23
$64.49 to  $   75.00              4,765,125               9.9                66.00           12,672            72.69
$75.01 to  $  109.13              1,477,550               9.6                79.14           20,831            77.72
                                  ---------                                               ---------

                                 21,503,182               8.0                31.49        6,583,926            12.96
                                 ==========                                               =========

The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 2000, 1999 and 1998 would have been approximately $300,569, $78,202 and $27,661, respectively, or $2.71, $0.85 and $0.31 per share, respectively. The fair value of the options granted during 2000, 1999 and 1998 is estimated as $57.08, $15.65 and $4.26 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% for all years presented, volatility of 111% for 2000, 62% for 1999 and 52% for 1998, risk-free interest rate of 5.21% for 2000, 6.71% for 1999 and 4.54% for 1998, and expected life of 6 years for all years presented. The effect of applying SFAS No. 123 on 2000, 1999 and 1998 pro forma net loss and net loss per share as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years.

Options available for future grant were 3,896,038 at December 31, 2000.

Employee Stock Purchase Plan

During the second quarter of 2000, the Company's stockholders approved the establishment of an Employee Stock Purchase Plan. At December 31, 2000, a total of 500,000 shares of common stock were made available to this plan. Under the plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan. The first purchase period for the plan begins January 1, 2001.

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

Each Right entitles the holder to purchase from the Company one four-thousandth of a Preferred Share at a price of $250 per one four-thousandth of a Preferred Share, subject to adjustment. The rights become exercisable ten business days after any party acquires or announces an offer to acquire beneficial ownership of 15% or more of the Company's Common Shares. In the event that any party acquires 15% or more of the Company's Common Stock, the Company enters into a merger or other business combination, or if a substantial amount of the Company's assets are sold after the time that the Rights become exercisable, the Rights provide that the holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the Right.

The Rights expire May 20, 2008, and are redeemable by the Company at a price of $0.00025 per Right at any time prior to the time that any party acquires 15% or more of the Company's Common Shares. Until the earlier of the time that the Rights become exercisable, are redeemed or expire, the Company will issue one Right with each new Common Share issued.

(NOTE N) - INCOME TAXES

The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:


                                                                      Year Ended December 31,
                                                         ---------------------------------------------------

                                                              2000             1999              1998
                                                              ----             ----              ----
Federal income tax provision at 34%...................       $  (82,818)      $  (14,261)        $  (7,860)
Debt conversion expenses for which no tax benefit is
  available...........................................           19,626                -                 -
Expenses for which no tax benefit is available........              143               96                45
Stock option deduction for which no book benefit is
  available...........................................          (47,539)          (2,900)           (1,664)
Purchased in-process R&D for which no tax benefit is
  available...........................................           51,770                -                 -
Net operating loss adjustment.........................           (6,347)           2,969            (2,687)
Increase in valuation allowance on deferred tax asset.           87,636           18,252            13,554
State taxes, net of federal tax benefit...............          (12,211)          (2,001)           (1,131)
Recharacterization of foreign tax credits to deductions               -            1,195                 -
Foreign taxes paid....................................              225              225               225
Tax credits generated and not used....................           (7,806)          (2,299)           (1,097)
Research and development tax credit adjustment........           (1,094)            (975)              845
Acquired tax benefits.................................           (1,284)               -                 -
Benefit of foreign tax paid...........................              (76)             (76)                -
Other.................................................                -                -                (5)
                                                                 ------           ------              ----
                                                             $      225       $      225         $     225
                                                             ==========       ==========         =========

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                                                CURRENT          LONG-TERM
                                                                            ASSET/(LIABILITY) ASSET/(LIABILITY)
                                                                            ----------------  ----------------
December 31, 2000
    Net operating loss carryforward......................................   $            -    $      112,143
    Research and development and other tax credit carryforwards..........                -            18,417
    Deferred revenue.....................................................            4,901             5,950
    Depreciation.........................................................                -             2,564
    Reserves.............................................................                -               860
    Other................................................................              960             2,061
                                                                              --------------           -----
                                                                                     5,861           141,995
    Less valuation allowance.............................................           (5,861)         (141,995)
                                                                             --------------      ------------

                                                                            $            -    $            -
                                                                            ==============    ===============

December 31, 1999
    Net operating loss carryforward......................................   $            -    $       40,436
    Research and development and other tax credit carryforwards..........                -             9,517
    Deferred revenue.....................................................            1,234             6,942
    Depreciation.........................................................                -               528
    Reserves.............................................................                -               860
    Other................................................................              483               220
                                                                            --------------    --------------
                                                                                     1,717            58,503
    Less valuation allowance.............................................           (1,717)          (58,503)
                                                                            ---------------   ---------------

                                                                            $            -    $            -
                                                                            ===============   ===============

The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.

Provision for income taxes is comprised of the following:


                                                                     Year Ended December 31,
                                                           ---------------------------------------------
                                                               2000             1999           1998
                                                               ----             ----           ----
Current:
    Federal.............................................         $     -       $     -         $     -
    State...............................................               -             -               -
    Foreign taxes.......................................             225           225             225
Deferred................................................               -             -               -
                                                                 -------       -------         -------
                                                                 $   225       $   225         $   225
                                                                 =======       =======         =======





                                                                             F24

The Company has available tax credit carryforwards expiring as follows:

2008...............................................................        $    745
2009...............................................................           1,297
2010...............................................................             534
2011...............................................................             846
2012...............................................................           1,711
2018...............................................................           1,847
2019...............................................................           3,393
2020...............................................................           7,806
No expiration......................................................             238
                                                                           ---------
                                                                           $ 18,417
                                                                           =========

The Company has net operating loss carryforwards for federal income tax purposes of approximately $290,025 which expire, if unused, from the year 2010 through the year 2020. The tax benefit of approximately $147,552 of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryforwards.

(NOTE O) - INVESTMENT IN VASCULAR GENETICS INC.

In November 1997, the Company entered into an agreement with three other parties to form Vascular Genetics Inc. ("VGI"), to pursue the development and commercialization of gene therapy products for the treatment of vascular diseases. As a result of the November 1997 agreement and other transactions since that time, as of December 31, 2000, the Company holds a significant minority equity interest in VGI of 27%. The Company also holds preemptive rights that will permit retention of the Company's ownership position in the event of a future financing. In addition, the Company has the option to purchase 100% of VGI's common stock at fair market value upon receiving the approval from one of the other parties and the board of directors of VGI. The Company will earn royalties on net sales from products developed and commercialized by VGI or by a party granted a sublicense by VGI. Royalty rates are competitive and increase as specified sales targets are reached. In addition, the Company has the option to manufacture certain products developed by VGI and receive a manufacturing fee. In 1998, the Company loaned $600 to VGI of which the Company forgave $100 in 1998. In 1998, the Company recorded on its statement of operations $2,226 as Equity in Loss of Joint Venture. The Company has appointed two directors to the Board of Directors of VGI.

During 1999, the Company provided manufacturing services and product to VGI in connection with a manufacturing agreement. At December 31, 1999, the Company's receivable balance due from VGI was $2,081. This balance represents the net of fiscal 1999 revenues of $1,677 along with certain other costs recorded as pass-through charges to VGI, less payments received from VGI. During 2000, the Company incurred an additional $151 in pass-through costs and received one payment from VGI in the amount of $700, resulting in a receivable balance of $1,532. Based upon VGI's uncertain financial condition, the Company decided to fully reserve the receivable balance from VGI as of December 31, 2000.

(NOTE P) - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                                         Year Ended December 31,
                                                       ------------------------------------------------------------
                                                             2000                 1999                 1998
                                                             ----                 ----                 ----
Numerator:
Net loss before cumulative effect of change in
   accounting principle..........................       $   (235,556)       $   (42,169)            $   (23,182)
Cumulative effect of change in accounting
   principle.....................................             (8,250)                 -                       -
                                                        ------------        -----------             -----------

Net loss.........................................       $   (243,806)       $   (42,169)            $   (23,182)
                                                        ============        ===========             ===========

Denominator:
Denominator for basic and diluted earnings
   per share - weighted-average shares...........        110,929,292         92,051,988              89,736,524
                                                        ============        ===========             ===========

Net loss per share, basic and diluted:
Net loss per share before cumulative effect of
   change in accounting principle................       $      (2.12)       $     (0.46)            $     (0.26)
Cumulative effect of change in accounting
   principle.....................................              (0.08)                 -                       -
                                                        ------------        -----------             -----------

Net loss per share...............................       $      (2.20)       $     (0.46)            $     (0.26)
                                                        ============        ===========             ===========


(NOTE Q) - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for fiscal 2000 and 1999 is presented in the following tables:

                                                                    Previously                    Previously
                                                                     Reported       Restated       Reported        Restated
                                                                   1st Quarter     1st Quarter    2nd Quarter    2nd Quarter
                                                                   -----------     -----------    -----------    -----------
2000

Revenue (1)..................................................        $       642   $      5,267   $     12,642    $      5,267
Income (loss) from operations (1)............................            (24,888)       (20,263)       (15,585)        (22,960)
Net income (loss) before cumulative effect of change in
   accounting principle (1) (2)..............................            (68,898)       (64,273)        (8,993)        (16,368)
Cumulative effect of change in accounting principle (1)......                  -         (8,250)             -               -
                                                                     -----------   ------------   ------------    ------------
Net income (loss) (1) (2)....................................            (68,898)       (72,523)        (8,993)        (16,368)
                                                                     ===========   ============   ============    ============
Basic and diluted net income per share before cumulative
   effect of change in accounting principle (1) (2) (3)......        $     (0.67)        $(0.62)        $(0.08)   $      (0.15)

Cumulative effect of change in the accounting principle (1)..                  -          (0.08)             -               -
                                                                     -----------   ------------   ------------    ------------
Net income (loss) per share, basic and diluted (1) (2) (3)...        $     (0.67)  $      (0.70)  $      (0.08)   $      (0.15)
                                                                     ===========   ============   ============    ============
Weighted average shares outstanding, basic and diluted (3)...        103,023,538    103,023,538    109,261,084     109,261,084
                                                                     ===========   ============   ============    ============

(NOTE Q) - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                  Previously
                                                                                   Reported       Restated
                                                                                  3rd Quarter    3rd Quarter    4th Quarter
                                                                                  -----------    -----------    -----------
2000
Revenue (1)..................................................                    $      8,142   $      6,267   $       5,267
Income (loss) from operations (1) (2)........................                        (155,653)      (157,528)        (29,770)
Net income (loss) before cumulative effect of change in
   accounting principle (1) (2)..............................                        (147,034)      (148,909)         (6,006)
Cumulative effect of change in accounting principle (1) (2)..                               -              -               -
                                                                                  -----------    -----------    -------------
Net income (loss) (1) (2)....................................                        (147,034)      (148,909)         (6,006)
                                                                                  ===========    ===========    =============
Basic and diluted net income per share before cumulative
   effect of change in accounting principle (1) (2)..........                           (1.33)         (1.35)          (0.05)
Cumulative effect of change in accounting principle..........                               -              -               -
                                                                                  -----------    -----------    -------------
Net income (loss) per share, basic and diluted (1) (2).......                           (1.33)         (1.35)          (0.05)
                                                                                  ===========    ===========    =============
Weighted average shares outstanding, basic and diluted.......                     110,646,143    110,646,143     120,692,465
                                                                                  ===========    ===========    =============


                                                                   1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                                                                   -----------    -----------    -----------    -----------
1999
Revenue......................................................      $     1,422    $    14,798    $     7,442    $        862
Income (loss) from operations................................          (14,738)        (4,279)       (11,735)        (20,169)
Net income (loss)............................................          (12,253)        (2,248)        (9,713)        (17,955)
Net income (loss) per share, basic and diluted (3)...........            (0.13)         (0.02)         (0.11)          (0.19)

(1) The Company's first, second and third quarter results have been restated to reflect impact of implementation of SAB 101, retroactive to January 1, 2000.
(2) The Company's results for the first and third quarters of 2000 include non-recurring charges relating to debt conversion expenses of $50,818, or $0.49 per share, and purchased in-process research and development of $134,050, or $1.21 per share, respectively.
(3) Restated to reflect two-for-one stock split paid in the form of stock dividend on October 5, 2000.