Form 10-Q
period 2001-03-31
HUMAN GENOME SCIENCES INC
filed 2001-05-02
CIK 901219

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2001           Commission File Number 0-22962

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



The number of shares of the registrant's common stock outstanding on March 31, 2001 was 125,722,754.

                              TABLE OF CONTENTS

                                                                                     Page
                                                                                    Number
                                                                                    ------
  PART I.      FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Consolidated Statements of Operations for the three months
                  ended March 31, 2001 and 2000.................................       3

               Consolidated Balance Sheets at March 31, 2001 and December 31, 2000     4

               Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2001 and 2000.................................       5

               Notes to Consolidated Financial Statements.......................       7

  Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................      10

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......      12


 PART II.      OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K.................................      13

               Signatures.......................................................      14

               Exhibit Index....................................................Exhibit Volume

                        PART I. FINANCIAL INFORMATION

                         HUMAN GENOME SCIENCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three months ended
                                                            March 31,
                                                ----------------------------------
                                                     2001               2000
                                                ----------------------------------
                                                  (dollars in thousands, except
                                                  share and per share amounts)

Revenue - research and development collaborative contracts:

   Third parties...............................   $        4,625      $      4,625

   Related parties.............................              642               642
                                                ----------------   ---------------
        Total revenue..........................            5,267             5,267
                                                ----------------   ---------------



Costs and expenses:

   Research and development....................           32,096            19,514

   General and administrative..................            8,283             6,016
                                                ----------------   ---------------

        Total costs and expenses...............           40,379            25,530
                                                ----------------   ---------------



Income (loss) from operations..................          (35,112)          (20,263)



Interest income................................           28,625             9,773

Interest expense...............................           (6,520)           (2,965)

Debt conversion expenses.......................               -0-          (50,818)
                                                ----------------   ---------------

Income (loss) before taxes and cumulative
  effect of change in accounting principle....           (13,007)          (64,273)

Provision for income taxes.....................               -0-               -0-
                                                ----------------   ---------------

Income (loss) before cumulative effect of
   change in accounting principle..............          (13,007)          (64,273)

Cumulative effect of change in accounting
   principle...................................               -0-           (8,250)
                                                ----------------   ---------------
Net income (loss)..............................    $     (13,007)     $    (72,523)
                                                ================   ===============

Net income (loss) per share, basic and diluted:

Net income (loss) per share, before cumulative
   effect of change in accounting principle....    $       (0.10)     $      (0.62)

Cumulative effect of change in accounting
   principle...................................               -0-            (0.08)
                                                ----------------   ---------------
Net income (loss) per share, basic and diluted.    $       (0.10)     $      (0.70)
                                                ================   ===============

Weighted average shares outstanding,
    basic and diluted.........................       125,394,401       103,023,538
                                                ================   ===============


         See accompanying notes to consolidated financial statements.

                         HUMAN GENOME SCIENCES, INC.
                         CONSOLIDATED BALANCE SHEETS




                                                                     March 31,     December 31,

                                                                        2001           2000
                                                                    ------------- ---------------
ASSETS                                                                 (dollars in thousands)
------
Current assets:

    Cash and cash equivalents ..................................... $    247,042     $   493,867

    Short-term investments.........................................    1,504,404       1,268,441

    Prepaid expenses and other current assets.....................        14,415           9,290
                                                                    ------------- ---------------

                                                                       1,765,861       1,771,598
        Total current assets.......................................


Long-term investments..............................................       46,292          93,337

Property, plant and equipment (net of accumulated depreciation) ...       44,017          38,567

Restricted investments............................................        12,494          12,332

Other assets......................................................        30,987          32,691
                                                                    ------------- ---------------
        TOTAL ASSETS..............................................  $  1,899,651     $ 1,948,525
                                                                    ============= ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt.............................  $        738     $       729

    Accounts payable and accrued expenses..........................       16,910          18,317

    Accrued payroll and related taxes..............................        3,906           3,820

    Deferred revenues..............................................        7,193          11,818
                                                                    ------------- ---------------
        Total current liabilities.................................        28,747          34,684


Long-term debt, net of current portion............................       530,375         533,146

Deferred revenues..................................................       14,765          15,407

Other liabilities.................................................         2,254           2,333
                                                                    ------------- ---------------
        Total liabilities..........................................      576,141         585,570
                                                                    ------------- ---------------

Stockholders' Equity:

      Preferred stock.............................................            -0-            -0-

      Common stock.................................................        1,257          1,252

      Additional paid-in capital..................................     1,704,131      1,698,384

      Unearned portion of compensatory stock options..............          (126)          (192)

      Accumulated other comprehensive income (deficit)............        (4,066)        28,190

      Retained earnings (deficit)..................................     (377,686)      (364,679)
                                                                    ------------- ---------------
        Total stockholders' equity.................................    1,323,510      1,362,955
                                                                    ------------- ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  1,899,651     $1,948,525
                                                                    ============= ===============

         See accompanying notes to consolidated financial statements.

                         HUMAN GENOME SCIENCES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three months ended
                                                                              March 31,

                                                                           2001        2000
                                                                        ----------- -----------
                                                                             (dollars in
                                                                              thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................   $(13,007)   $(72,523)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Accrued interest on U.S. Treasury bills and commercial paper....       1,238     (2,885)
      Depreciation and amortization...................................       3,032       2,491
      Inducement costs paid in the form of common stock...............         -0-      19,433
      Cumulative effect of change in accounting principle ............         -0-       8,250
      Loss (gain) on disposal of fixed assets.........................          46         -0-
      Compensation expense related to stock options...................          66          48
      Changes in operating assets and liabilities:
         Prepaid expenses and other current assets....................     (5,977)     (1,177)
         Other assets.................................................       1,018    (17,441)
         Accounts payable and accrued expenses........................       (585)       4,160
         Accrued payroll and related taxes............................          86         206
         Deferred revenues............................................     (5,267)     (5,267)
         Other liabilities............................................        (79)          37
                                                                        ----------- -----------
      Net cash provided by (used in) operating activities.............    (19,429)    (64,668)
                                                                        ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - property, plant and equipment...............     (8,730)     (4,591)
   Purchase of short-term investments and marketable securities.......   (512,309)   (231,191)
   Proceeds from sales and maturities of investments and marketable
   securities.........................................................     290,750      46,607
                                                                        ----------- -----------
      Net cash provided by (used in) investing activities.............   (230,289)   (189,175)
                                                                        ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt........................................        (68)         -0-
   Restricted investments.............................................       (162)       (153)
   Proceeds from issuance of long term debt (net of expenses).........         -0-     508,850
   Proceeds from issuance of common stock (net of expenses)...........       3,123       6,640
                                                                        ----------- -----------

      Net cash provided by (used in) financing activities.............       2,893     515,337
                                                                        ----------- -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................   (246,825)     261,494

Cash and cash equivalents - beginning of period.......................     493,867     180,839
                                                                        ----------- -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD.............................    $247,042    $442,333
                                                                        =========== ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest........................................................     $11,515     $30,067
      Income taxes....................................................          25         -0-

         See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (DOLLARS IN THOUSANDS):

In February 2001, the Company converted $2,694 of 5 1/2% Convertible Subordinated Notes Due 2006 to common stock. In connection with this conversion, the Company reclassified $65 of unamortized debt financing costs associated with these notes to stockholders' equity as part of the conversion.

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





         See accompanying notes to consolidated financial statements

                          HUMAN GENOME SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2001
                (In thousands, except share and per share data)

    NOTE 1.  INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company's management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2001 and 2000, the Company's financial position at March 31, 2001, and the cash flows for the three month periods ended March 31, 2001 and 2000. These adjustments are of a normal recurring nature.

    The results of operations, cash flows and comprehensive income for the three month period ended March 31, 2000 have been restated to reflect the implementation of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in 2000, retroactive to January 1, 2000. In addition, share and per share amounts have been restated to reflect a two-for-one stock split paid in the form of a stock dividend on October 5, 2000.

    Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

    The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of future financial results.

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

    The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated as follows:

           Net assets and liabilities acquired at their
             estimated fair value as of the date of acquisition     $     521
           Assembled Workforce                                            500
           Purchased In-Process Research and Development              134,050
                                                                  -----------
           Total                                                     $135,071
                                                                  ===========

    The Company's unaudited pro forma consolidated condensed statements of operations information for the three months ended March 31, 2001 and 2000, assuming the acquisition of Principia was effected at the beginning of each period, and including the one-time write-off of the Purchased In-Process Research and Development and amortization of Assembled Workforce, are summarized as follows:

                          HUMAN GENOME SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2001
                (In thousands, except share and per share data)

    NOTE 2. ACQUISITION OF PRINCIPIA PHARMACEUTICAL CORPORATION, CONTINUED


                                                                    (Unaudited)

                                                                     March 31,
                                                          ---------------------------------
                                                               2001              2000
                                                          ---------------   ---------------
          Revenue .......................................  $       5,267     $       5,267
          Net loss ......................................  $    (13,007)     $   (238,529)
          Weighted average shares outstanding, basic and
            diluted......................................    125,394,401       104,605,742
          Net income (loss) per share, basic and diluted   $      (0.10)     $      (2.28)

    This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

    During the first quarter of 2001, the Company announced its decision to relocate Principia's operations from Norristown, Pennsylvania to the Company's Rockville, Maryland location. As a result, the Company recorded a one-time charge in the first quarter of 2001 of approximately $1,900, representing unit relocation costs and the write off of the remaining book value of Principia's Assembled Workforce.

    The balance of the unit relocation reserve was approximately $1,500 as of March 31, 2001. In addition, the Company expects to incur approximately $600 in personnel relocation costs and stay bonuses in the second half of 2001.

    NOTE 3.  COMPREHENSIVE INCOME (LOSS)

    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires unrealized gains or losses on the Company's available-for-sale securities and on the Company's investments in Transgene S.A., Cambridge Antibody Technology and Ciphergen Biosystems to be included in other comprehensive income.

    During the three month periods ended March 31, 2001 and 2000, total comprehensive income (loss) amounted to:

                                              Three months ended
                                                   March 31,
                                               2001       2000
                                               ----       ----
        Net income (loss)                 $  (13,007)   $  (72,523)

        Net unrealized gains (losses):
          Short-term investments              14,789           247
          Long-term investments              (47,045)       16,381
                                          -----------   ----------

        Total comprehensive income
        (loss)                            $  (45,263)   $  (55,895)
                                          ===========   ==========

                          HUMAN GENOME SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2001
                (In thousands, except share and per share data)

    NOTE 3.  COMPREHENSIVE INCOME (LOSS), CONTINUED

    Realized gains and losses, which are included in the Company's net income
    (loss) for the three months ended March 31, 2001, and their respective net proceeds were as follows:

                                           Three months ended
                                             March 31, 2001
                                             --------------
        Realized gains                           $1,132


        Realized losses                            (142)


        Net proceeds                            230,099


    Realized gains and losses on investments and their respective net proceeds were immaterial for the three months ended March 31, 2000.

    NOTE 4.  NEW SEC INTERPRETATIONS

    During the fourth quarter of 2000, the Company implemented SAB 101. SAB 101 provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires revenues to be recognized ratably over the life of a contract period whereas previously, the Company generally recognized revenue as non-refundable cash payments were made assuming no significant obligations remained. It requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes".

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

    As a result of the implementation of SAB 101, the Company recorded a charge to earnings in 2000 in the form of a cumulative effect of a change in accounting principle and additional deferred revenue in the amount of $8,250. The Company has recognized $4,125 of this deferred amount as revenue during the first quarter of 2001 and will recognize the remaining $4,125 as revenue during the second quarter of 2001.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

RESULTS OF OPERATIONS

   Revenues. We had revenues of $5.3 million for the three months ended March 31, 2001 and March 31, 2000. Revenues for the three months ended March 31, 2001 represented the recognition of $1.9 million in revenue from Schering Corporation and Schering Plough Ltd., $1.7 million in revenue recognized from Merck KGaA, $1.1 million in revenue recognized from Synthelabo, and $0.6 million recognized in revenue from Transgene, S.A. As a result of our implementation of SAB 101 last year, our first quarter revenues for 2000 have been restated. Revenues for the three months ended March 31, 2000 represented the recognition of $1.9 million in revenue from Schering Corporation and Schering Plough Ltd., $1.7 million in revenue recognized from Merck KGaA, $1.1 million in revenue recognized from Synthelabo, and $0.6 million recognized in revenue from Transgene, S.A. Related party revenues include revenues from Transgene in which we hold a minority interest.

    We expect that our revenues may be limited to annual license fees and research payments from our collaborations with Schering, Synthelabo and Merck, interest income, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any such further arrangements. Revenues from Schering, Synthelabo and Merck will substantially conclude during fiscal year 2001.

   Expenses. Research and development expenses were $32.1 million for the three months ended March 31, 2001 compared to $19.5 million for the three months ended March 31, 2000. The increase is due primarily to increased operations costs related to our leased manufacturing and process development facility as well as increased expenditures in preclinical research and clinical trial research. In addition, research and development expenses for the three months ended March 31, 2001 include $1.9 million in unit relocation costs and asset write-downs relating to the relocation of Principia's operations to our Rockville, Maryland location as discussed in Note 2 to the Consolidated Financial Statements.

   General and administrative expenses increased to $8.3 million for the three months ended March 31, 2001 from $6.0 million for the three months ended March 31, 2000. The increase for the three month period ended March 31, 2001 resulted primarily from higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered, along with increased business and product development expenses in support of our expanding activities. Interest income increased for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000 due to higher cash balances arising primarily due to our public offering of common stock during the fourth quarter of 2000 that raised net proceeds of approximately $912.7 million. Interest expense increased for the three month period due primarily to the issuance of $525.0 million of convertible subordinated notes during the first quarter of fiscal 2000.

    Debt conversion expenses of $50.8 million for the three months ended March 31, 2000 relate to the first quarter of fiscal 2000 conversion costs of $318.3 million aggregate principal amount of convertible subordinated notes into equity. We converted $118.3 million of our $125.0 million aggregate principal amount of 5 1/2% Notes Due 2006 into common stock at a cost of $20.8 million, substantially all of which was paid in the form of common stock. In addition, we converted all of our $200.0 million aggregate principal amount of 5% Notes Due 2006 into common stock at a cost of $30.0 million, all of which was paid in cash.

    Cumulative effect of a change in accounting principle of $8.3 million for the three months ended March 31, 2000 relates to our implementation of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). As a result of the implementation of SAB 101, we recorded a charge of $8.3 million as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000.

   Net Income. We recorded a net loss of $13.0 million, or $0.10 per share, for the three months ended March 31, 2001 compared to a net loss of $72.5 million, or $0.70 per share, for the three months ended March 31, 2000. The decreased loss for the three month period of 2001 reflects the absence of debt conversion expenses and cumulative effect of a change in accounting principle in 2001, the increase in net interest income in 2001, partially offset by the increase in operations at our manufacturing and process development facility, increased investment in the development of preclinical and clinical drug candidates and increased general and administrative activities. Our net loss for the three months ended March 31, 2001 of $13.0 million, or $0.10 per share, compares to $13.5 million, or $0.13 per share, excluding the charge for debt conversion expenses and cumulative effect of a change in accounting principle incurred in the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      We had working capital of $1.7 billion at March 31, 2001 and December 31, 2000. No significant transactions have occurred in the three months ended March 31, 2001 that have affected our working capital.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, dependence on new technologies, uncertainty and timing of clinical trials, ability to develop and commercialize products, dependence on collaborators for services and revenue, substantial indebtedness, intense competition, uncertainty of patent and intellectual property protection, dependence on key management, uncertainty of regulation of products, dependence on key suppliers, the impact of future alliances or transactions and other risks that may be described in our filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today's date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio is comprised primarily of low-risk U.S. Treasury securities and corporate debt having a rating of at least A1\P1. The short-term nature of these securities, which have an average term of approximately one year, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of our cash, cash equivalents and short-term investments by approximately $21.5 million, or approximately 1.2% of the aggregate fair value of $1.75 billion, at March 31, 2001. For these reasons, and because these securities are almost always held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our corporate debt securities held as of March 31, 2001. We believe that any market change related to our U.S. securities held as of March 31, 2001 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

   As of March 31, 2001, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology (CAT) and Ciphergen Biosystems were approximately $8.0 million, $37.4 million and $0.9 million, respectively. Our investments in Transgene and Ciphergen Biosystems are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

                          PART II. OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                            (a)     Exhibits

                                      None


                            (b)     Reports on Form 8-K

                                      None

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HUMAN GENOME SCIENCES, INC.




                             BY:   /s/ William A. Haseltine, Ph.D.
                                 ---------------------------------
                                       William A. Haseltine, Ph.D.
                                       Chairman and Chief Executive Officer




                             BY:   /s/ Steven C. Mayer
                                 ---------------------
                                       Steven C. Mayer
                                       Senior Vice President and
                                         Chief Financial Officer




Dated: May 2, 2001

                                EXHIBIT INDEX





        Exhibit
        Page Number

            None