Form 10-Q
period 2001-06-30
HUMAN GENOME SCIENCES INC
filed 2001-07-31
CIK 901219

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For quarterly period ended June 30, 2001       Commission File Number 0-22962

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



The number of shares of the registrant's common stock outstanding on June 30, 2001 was 127,547,006.

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I.        FINANCIAL INFORMATION

 Item 1.       Financial Statements

               Consolidated Statements of Operations for the three and six months
                     ended June 30, 2001 and 2000..................................................         3

               Consolidated Balance Sheets at June 30, 2001 and December 31, 2000..................         4

               Consolidated Statements of Cash Flows for the six months
                     ended June 30, 2001 and 2000..................................................         5

               Notes to Consolidated Financial Statements..........................................         7

 Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.................................        10

 Item 3.       Quantitative and Qualitative Disclosures About Market Risk..........................        13


PART II.       OTHER INFORMATION

 Item 4.       Submission of Matters to a Vote of Security Holders.................................        14

 Item 6.       Exhibits and Reports on Form 8-K....................................................        14

               Signatures..........................................................................        15

               Exhibit Index.......................................................................   Exhibit Volume

                          PART I. FINANCIAL INFORMATION

                           HUMAN GENOME SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three months ended                 Six months ended
                                                                        June 30,                           June 30,
                                                              ------------------------------    ------------------------------
                                                                  2001              2000             2001            2000
                                                              -------------    -------------    -------------    -------------
                                                              (dollars in thousands, except     (dollars in thousands, except
                                                               share and per share amounts)      share and per share amounts)
Revenue - research and development collaborative contracts:
   Third parties ..........................................   $       4,625    $       4,625    $       9,250    $       9,250
   Related parties ........................................             642              642            1,284            1,284
                                                              -------------    -------------    -------------    -------------
          Total revenue ...................................           5,267            5,267           10,534           10,534
                                                              -------------    -------------    -------------    -------------

Costs and expenses:
   Research and development ...............................          36,460           21,723           68,556           41,237
   General and administrative .............................           9,703            6,504           17,986           12,520
                                                              -------------    -------------    -------------    -------------
           Total costs and expenses .......................          46,163           28,227           86,542           53,757
                                                              -------------    -------------    -------------    -------------

Income (loss) from operations .............................         (40,896)         (22,960)         (76,008)         (43,223)

Interest income ...........................................          27,000           13,241           55,626           23,015
Interest expense ..........................................          (6,253)          (6,424)         (12,774)          (9,390)
Debt conversion expenses ..................................          (3,875)             -0-           (3,875)         (50,818)
                                                              -------------    -------------    -------------    -------------

Income (loss) before taxes and cumulative effect of
   change in accounting principle .........................         (24,024)         (16,143)         (37,031)         (80,416)
Provision for income taxes ................................             -0-              225              -0-              225
                                                              -------------    -------------    -------------    -------------

Income (loss) before cumulative effect of change in
    accounting principle ..................................         (24,024)         (16,368)         (37,031)         (80,641)

Cumulative effect of change in accounting principle .......             -0-              -0-              -0-           (8,250)
                                                              -------------    -------------    -------------    -------------
Net income (loss) .........................................   $     (24,024)   $     (16,368)   $     (37,031)   $     (88,891)
                                                              =============    =============    =============    =============
Net income (loss) per share, basic and diluted:
Net income (loss) per share, before cumulative effect of
    change in accounting principle ........................   $       (0.19)   $       (0.15)   $       (0.29)   $       (0.76)
Cumulative effect of change in accounting principle .......             -0-              -0-              -0-            (0.08)
                                                              -------------    -------------    -------------    -------------
Net income (loss) per share, basic and diluted ............   $       (0.19)   $       (0.15)   $       (0.29)   $       (0.84)
                                                              =============    =============    =============    =============
Weighted average shares outstanding,
    basic and diluted .....................................     126,674,042      109,261,084      126,095,629      106,150,628
                                                              =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                           HUMAN GENOME SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,     December 31,
                                                                      2001           2000
                                                                  -----------    -----------
ASSETS                                                              (dollars in thousands)
------
Current assets:
      Cash and cash equivalents ...............................   $    73,960    $   493,867
      Short-term investments ..................................     1,613,838      1,268,441
      Prepaid expenses and other current assets ...............         9,586          9,290
                                                                  -----------    -----------
           Total current assets ...............................     1,697,384      1,771,598

Long-term investments .........................................        46,613         93,337
Property, plant and equipment (net of accumulated depreciation)        55,457         38,567
Restricted investments ........................................        68,521         12,332
Other assets ..................................................        29,130         32,691
                                                                  -----------    -----------
           TOTAL ASSETS .......................................   $ 1,897,105    $ 1,948,525
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Current portion of long-term debt .......................   $       444    $       729
      Accounts payable and accrued expenses ...................        27,844         18,317
      Accrued payroll and related taxes .......................         5,779          3,820
      Deferred revenues .......................................         2,568         11,818
                                                                  -----------    -----------
           Total current liabilities ..........................        36,635         34,684

Long-term debt, net of current portion ........................       504,312        533,146
Deferred revenues .............................................        14,123         15,407
Other liabilities .............................................         2,167          2,333
                                                                  -----------    -----------
           Total liabilities ..................................       557,237        585,570
                                                                  -----------    -----------

Stockholders' Equity:
      Preferred stock .........................................           -0-            -0-
      Common stock ............................................         1,275          1,252
      Additional paid-in capital ..............................     1,745,607      1,698,384
      Unearned portion of compensatory stock options ..........           (60)          (192)
      Accumulated other comprehensive income (deficit) ........        (5,244)        28,190
      Retained earnings (deficit) .............................      (401,710)      (364,679)
                                                                  -----------    -----------

           Total stockholders' equity .........................     1,339,868      1,362,955
                                                                  -----------    -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,897,105    $ 1,948,525
                                                                  ===========    ===========


          See accompanying notes to consolidated financial statements.

                           HUMAN GENOME SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Six months ended
                                                                                                      June 30,

                                                                                                 2001         2000
                                                                                              ---------    ---------
                                                                                               (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ....................................................................   $ (37,031)   $ (88,891)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Accrued interest on short-term investments .......................................      (3,002)      (5,912)
         Depreciation and amortization ....................................................       6,347        5,026
         Inducement costs paid in the form of common stock ................................       3,875       19,433
         Cumulative effect of change in accounting principle ..............................         -0-        8,250
         Loss (gain) on disposal of fixed assets ..........................................          44            8
         Compensation expense related to stock options ....................................         132           96
         Changes in operating assets and liabilities:
             Prepaid expenses and other current assets ....................................      (1,148)     (14,833)
             Other assets .................................................................       1,616      (17,627)
             Accounts payable and accrued expenses ........................................       9,906        8,963
             Accrued payroll and related taxes ............................................       1,959        8,790
             Deferred revenues ............................................................     (10,534)       1,466
             Other liabilities ............................................................        (166)          39
                                                                                              ---------    ---------
         Net cash provided by (used in) operating activities ..............................     (28,002)     (75,192)
                                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - property, plant and equipment .................................     (22,008)      (8,961)
     Purchase of short-term investments and marketable securities .........................    (965,652)    (389,756)
     Purchase of long-term investment .....................................................         -0-      (54,744)
     Proceeds from sales and maturities of investments and marketable securities ..........     637,399       86,999
                                                                                              ---------    ---------
         Net cash provided by (used in) investing activities ..............................    (350,261)    (366,462)
                                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt ..........................................................        (924)         -0-
     Restricted investments ...............................................................     (56,189)        (323)
     Proceeds from issuance of long term debt (net of expenses) ...........................         -0-      508,620
     Proceeds from issuance of common stock (net of expenses) .............................      15,469       11,485
                                                                                              ---------    ---------
         Net cash provided by (used in) financing activities ..............................     (41,644)     519,782
                                                                                              ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................    (419,907)      78,128

Cash and cash equivalents - beginning of period ...........................................     493,867      180,839
                                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD .................................................   $  73,960    $ 258,967
                                                                                              =========    =========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest .........................................................................   $  11,570    $  30,084
         Income taxes .....................................................................          75          -0-

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (DOLLARS IN THOUSANDS):


In June 2001, the Company converted $25,000 of 5% Convertible Subordinated Notes Due 2007 to common stock. The Company incurred $3,875 in inducement costs paid in the form of common stock as an inducement to convert these notes and paid $458 in accrued interest in the form of common stock. In connection with this conversion, the Company reclassified $673 of unamortized debt financing costs associated with these notes to stockholders' equity as part of the conversion.

In May 2001, the Company converted $500 of 5 1/2% Convertible Subordinated Notes Due 2006 to common stock. In connection with this conversion, the Company reclassified $4 of unamortized debt financing costs associated with these notes to stockholders' equity as part of the conversion.

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



           See accompanying notes to consolidated financial statements

                           HUMAN GENOME SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2001
                 (In thousands, except share and per share data)

      NOTE 1.  INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company's management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2001 and 2000, the Company's financial position at June 30, 2001, and the cash flows for the six month periods ended June 30, 2001 and 2000. These adjustments are of a normal recurring nature.

      The results of operations, cash flows and comprehensive income for the three and six month periods ended June 30, 2000 have been restated to reflect the implementation of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in 2000, retroactive to January 1, 2000. In addition, share and per share amounts have been restated to reflect a two-for-one stock split paid in the form of a stock dividend on October 5, 2000.

      Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K and the Company's March 31, 2001 Quarterly Report on Form 10-Q.

      The results of operations for the three and six month period ended June 30, 2001 are not necessarily indicative of future financial results.

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

      The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated as follows:

               Net assets and liabilities acquired at their
                 estimated fair value as of the date of acquisition        $        521
               Assembled Workforce                                                  500
               Purchased In-Process Research and Development                    134,050
                                                                         --------------
               Total                                                       $    135,071
                                                                         ==============

      The Company's unaudited pro forma consolidated condensed statements of operations information for the six months ended June 30, 2001 and 2000, assuming the acquisition of Principia was effected at the beginning of each period, and including the one-time write-off of the Purchased In-Process Research and Development and amortization of Assembled Workforce, are summarized as follows:

                          HUMAN GENOME SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED JUNE 30, 2001
                 (In thousands, except share and per share data)

NOTE 2. ACQUISITION OF PRINCIPIA PHARMACEUTICAL CORPORATION, CONTINUED

                                                                          (Unaudited)
                                                                           June 30,
                                                              --------------------------------
                                                                    2001            2000
                                                              ---------------- ---------------
     Revenue ..............................................   $      10,534    $      10,534
     Net loss .............................................   $     (37,031)   $    (225,036)
     Weighted average shares outstanding, basic and diluted     126,674,042      127,677,833
     Net income (loss) per share, basic and diluted .......   $       (0.29)   $       (1.76)

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

      The balance of the unit relocation reserve was approximately $1,500 as of June 30, 2001. In addition, the Company expects to incur approximately $530 in personnel relocation costs and stay bonuses in the second half of 2001.

      NOTE 3.  COMPREHENSIVE INCOME (LOSS)

      Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires unrealized gains or losses on the Company's available-for-sale securities and on the Company's investments in Transgene S.A., Cambridge Antibody Technology and Ciphergen Biosystems to be included in other comprehensive income.

      During the three and six month periods ended June 30, 2001 and 2000, total comprehensive income (loss) amounted to:

                                                Three months ended       Six months ended
                                                      June 30,               June 30,
                                               --------------------    --------------------
                                                 2001        2000        2001        2000
                                               --------    --------    --------    --------
           Net income (loss) ...............   $(24,024)   $(16,368)   $(37,031)   $(88,891)

           Net unrealized gains (losses):
             Short-term investments ........     (1,499)        (64)     13,290         183
             Long-term investments .........        320      18,363     (46,724)     34,744
                                               --------    --------    --------    --------

           Total comprehensive income (loss)   $(25,203)   $  1,931    $(70,465)   $(53,964)
                                               ========    ========    ========    ========

                           HUMAN GENOME SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2001
                 (In thousands, except share and per share data)

      NOTE 3.  COMPREHENSIVE INCOME (LOSS), CONTINUED

      Realized gains and losses, which are included in the Company's net income
      (loss) for the three and six months ended June 30, 2001, and their respective net proceeds were as follows:

                                  Three months ended                      Six months ended
                                    June 30, 2001                           June 30, 2001
                                  ---------------                         ---------------
           Realized gains                  $1,327                                  $2,459

           Realized losses                    (4)                                   (146)

           Net proceeds                   190,657                                 420,756


      Realized gains and losses on investments and their respective net proceeds were immaterial for the three and six months ended June 30, 2000.

      NOTE 4.  RECENT SEC INTERPRETATIONS

      During the fourth quarter of 2000, the Company implemented SAB 101. SAB 101 provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires revenues to be recognized ratably over the life of a contract period whereas, previously, the Company generally recognized revenue as non-refundable cash payments were made assuming no significant obligations remained. SAB 101 requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes".

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

      As a result of the implementation of SAB 101, the Company recorded a charge to earnings in 2000 in the form of a cumulative effect of a change in accounting principle and additional deferred revenue in the amount of $8,250. The Company has recognized this deferred amount as revenue during both the first and second quarters of 2001 in the amount of $4,125 per quarter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

RESULTS OF OPERATIONS

     Revenues. We recognized revenues of $5.3 million for the three months ended June 30, 2001 and June 30, 2000. Revenues for the three months ended June 30, 2001 represented the recognition of $1.9 million in revenue from Schering Corporation and Schering Plough Ltd., $1.7 million in revenue recognized from Merck KGaA, $1.1 million in revenue recognized from Synthelabo, and $0.6 million recognized in revenue from Transgene, S.A. As a result of our implementation of SAB 101 last year, our second quarter revenues for 2000 have been restated. Revenues for the three months ended June 30, 2000 represented the recognition of $1.9 million in revenue from Schering Corporation and Schering Plough Ltd., $1.7 million in revenue recognized from Merck KGaA, $1.1 million in revenue recognized from Synthelabo, and $0.6 million recognized in revenue from Transgene, S.A.

      Revenues for the six months ended June 30, 2001 were $10.5 million including the recognition of $3.8 million in revenue from Schering Corporation and Schering Plough Ltd., $3.2 million in revenue recognized from Merck KGaA, $2.2 million in revenue recognized from Synthelabo, and $1.3 million recognized in revenue from Transgene, S.A. As a result of our implementation of SAB 101 last year, revenues for the six months ended June 30, 2000 have been restated. Revenues for the six months ended June 30, 2000 were $10.5 including the recognition of $3.8 million in revenue from Schering Corporation and Schering Plough Ltd., $3.2 million in revenue recognized from Merck KGaA, $2.2 million in revenue recognized from Synthelabo, and $1.3 million recognized in revenue from Transgene, S.A.

      Related party revenues include revenues from Transgene in which we hold a minority interest.

      We expect that our revenues may be limited to interest income, payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any such further arrangements. Revenues from Schering, Synthelabo and Merck have substantially concluded for fiscal year 2001. On June 30, 2001, the exclusivity period, or initial research term, relating to our consortium with these collaborators concluded. While none of the consortium members chose to renew the initial research term, work already initiated by the members can continue if evidence of continued diligence is provided. If any program results in drugs that are commercialized, we will be entitled to certain milestone and royalty payments. In addition, for drugs developed by GlaxoSmithKline, we will be entitled to certain co-promotion rights. We can provide no assurance that any of these drugs can be successfully commercialized.

     Expenses. Research and development expenses were $36.5 million for the three months ended June 30, 2001 compared to $21.7 million for the three months ended June 30, 2000. The increase is due primarily to increased operations costs related to our leased manufacturing and process development facility as well as increased expenditures in preclinical research and clinical trial research. Research and development expenses were $68.6 million for the six months ended June 30, 2001 compared to $41.2 million for the six months ended June 30, 2000. The increase is due primarily to increased operations costs related to our leased manufacturing and process development facility as well as increased expenditures in preclinical research and clinical trial research. In addition, research and development expenses for the six months ended June 30, 2001 include $1.9 million in unit relocation costs and asset write-downs relating to the relocation of Principia's operations to our Rockville, Maryland location as discussed in Note 2 to the Consolidated Financial Statements.

     General and administrative expenses increased to $9.7 million for the three months ended June 30, 2001 from $6.5 million for the three months ended June 30, 2000. General and administrative expenses increased to $18.0 million for the six months ended June 30, 2001 from $12.5 million for the six months ended June 30, 2000. The increase for both the three and six month periods ended June 30, 2001 resulted primarily from higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered, along with increased business and product development expenses in support of our expanding activities.

      Interest income increased for both the three and six month periods ended June 30, 2001 compared to the three and six month periods ended June 30, 2000 due to higher cash balances arising primarily from our public offering of common stock during the fourth quarter of 2000 that raised net proceeds of approximately $912.7 million. Interest expense decreased for the three month period due primarily to a reduction in the average debt balance for 2001 compared to 2000 as a result of the conversion to equity of $318.3 million of convertible subordinated debt during the first quarter of 2000. Interest expense increased for the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000 due primarily to an increase of $525.0 million in convertible subordinated debt during the first quarter of fiscal 2000, partially offset by the convertible subordinated note conversions discussed herein.

      Debt conversion expenses of $3.9 million for the three and six months ended June 30, 2001 relate to the second quarter of 2001 conversion of $25.5 million aggregate principal amount of convertible subordinated notes into equity. We converted $25.0 million of our outstanding $224.9 million aggregate principal amount of 5% Notes Due 2007 into common stock at a cost of $3.9 million, substantially all of which was paid in the form of common stock. We also converted $0.5 million of our 5 1/2% Notes Due 2006 into common stock. Debt conversion expenses of $50.8 million for the six months ended June 30, 2000 relate to the first quarter of fiscal 2000 conversion costs of $318.3 million aggregate principal amount of convertible subordinated notes into equity. We converted $118.3 million of our 5 1/2% Notes Due 2006 into common stock at a cost of $20.8 million, substantially all of which was paid in the form of common stock. In addition, we converted all of our $200.0 million aggregate principal amount of 5% Notes Due 2006 into common stock at a cost of $30.0 million, all of which was paid in cash.

      Cumulative effect of a change in accounting principle of $8.3 million for the six months ended June 30, 2000 relates to our implementation of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). As a result of the implementation of SAB 101, we recorded a charge of $8.3 million as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000.

     Net Income. We recorded a net loss of $24.0 million, or $0.19 per share, for the three months ended June 30, 2001 compared to a net loss of $16.4 million, or $0.15 per share, for the three months ended June 30, 2000. The increased loss for the three month period of 2001 reflects the increase in operations at our leased manufacturing and process development facility, increased investment in the development of preclinical and clinical drug candidates, increased general and administrative activities, as well as debt conversion expenses, partially offset by the increase in net interest income. Excluding the charge for debt conversion expenses incurred in 2001, our net loss for the three months ended June 30, 2001 would have been $20.1 million, or $0.16 per share, compared to $16.4 million, or $0.15 per share for the three months ended June 30, 2000. We recorded a net loss of $37.0 million, or $0.29 per share, for the six months ended June 30, 2001 compared to a net loss of $88.9 million, or $0.84 per share, for the six months ended June 30, 2000. The decreased loss for the six month period reflects the reduction of debt conversion expenses and the absence of the cumulative effect of a change in accounting principle in 2001, the increase in net interest income in 2001, partially offset by the increase in operations at our leased manufacturing and process development facility, increased investment in the development of preclinical and clinical drug candidates, and increased general and administrative activities. Excluding the charges for debt conversion expenses for both fiscal year 2001 and 2000 and the cumulative effect of a change in accounting principle incurred in the six months ended June 30, 2000, our net loss for the six months ended June 30, 2001 would have been $33.2 million, or $0.26 per share, compared to $29.8 million, or $0.28 per share for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We had working capital of $1.7 billion at June 30, 2001 and December 31, 2000. No significant transactions have occurred in the six months ended June 30, 2001 that have affected our working capital. Our restricted investments increased during the second quarter of 2001 primarily due to a transfer of $55 million of investments into a restricted account as part of a long-term facility lease we entered into during the quarter.

         We expect to continue to incur substantial expenses relating to our research and development efforts, which are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein and antibody product candidates.

         We expect that our existing funds and interest income will be sufficient to fund our operations for the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, the success of the consortium members developing and commercializing drugs from existing programs, our ability to establish additional collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

         Our funds may be invested in U.S. Treasury and government agency obligations, high grade corporate debt securities and commercial paper. Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio can be comprised of low-risk U.S. Treasury securities or corporate debt having a rating of at least A1\P1. The short-term nature of these securities, which have an average term of approximately one year, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of our cash, cash equivalents and short-term investments by approximately $25.2 million, or approximately 1.5% of the aggregate fair value of $1.68 billion, at June 30, 2001. For these reasons, and because these securities are almost always held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our corporate debt securities held as of June 30, 2001. We believe that any market change related to our U.S. securities held as of June 30, 2001 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

    As of June 30, 2001, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology (CAT) and Ciphergen Biosystems were approximately $4.7 million, $40.5 million and $1.4 million, respectively. Our investments in Transgene and Ciphergen Biosystems are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

                           PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At our Annual Meeting of Shareholders, held on May 23, 2001, the following members were re-elected to the Board of Directors:

                                                   Affirmative                     Votes
                                                      Votes                       Withheld
                                              ------------------------     -----------------------
              TERMS EXPIRING IN 2004
   Jurgen Drews, M.D.                                     101,999,504                  10,435,534
   James B. Wyngaarden, M.D.                              111,637,197                     797,841

The following proposals were approved at our Annual Meeting of Shareholders:

                                                          Affirmative               Negative
                                                             Votes                    Votes             Abstentions
                                                      ---------------------     ------------------     ---------------
1.        Amendment to the Company's Restated
          Certificate of Incorporation (Fifth) to
          increase the Company's authorized common
          stock from 250,000,000 to 400,000,000
          shares                                          110,654,968               1,654,693             125,377

2.        Amendment of the 2000 Stock Incentive
          Plan.                                            63,646,004              26,338,481             130,138


3.        Ratification of the selection of Ernst &
          Young, LLP as independent auditors for
          the fiscal year ending December 31, 2001.       112,248,096                131,299               55,642


     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                   (a)  Exhibits

                        3.1 Certificate of Amendment to Restated Certificate of Incorporation (Fifth) of the Registrant.

                   -----------------------

                   (b)  Reports on Form 8-K

                                We filed a Current Report on Form 8-K, on July
                        6, 2001, announcing the exclusivity period for our human gene therapeutic consortium expired on June 30, 2001, a period described as the initial research term. None of the consortium members chose to extend the initial research term.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          HUMAN GENOME SCIENCES, INC.




                          BY:   /s/ William A. Haseltine, Ph.D.
                              --------------------------------------------
                                    William A. Haseltine, Ph.D.
                                    Chairman and Chief Executive Officer




                          BY:   /s/ Steven C. Mayer
                              --------------------------------------------
                                    Steven C. Mayer
                                    Senior Vice President and
                                     Chief Financial Officer




Dated: July 31, 2001

                                  EXHIBIT INDEX

  Exhibit
  Page Number

        3.1 Certificate of Amendment of Restated Certificate of Incorporation (Fifth) of the Registrant