Form 10-Q
period 2001-09-30
HUMAN GENOME SCIENCES INC
filed 2001-11-05
CIK 901219

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2001           Commission File Number 0-22962

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

Yes    X         No
    --------



The number of shares of the registrant's common stock outstanding on September 30, 2001 was 127,802,272.

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
        PART I.         FINANCIAL INFORMATION

        Item 1.         Financial Statements

                        Consolidated Statements of Operations for the three and nine months
                              ended September 30, 2001 and 2000.........................................      3

                        Consolidated Balance Sheets at September 30, 2001 and December 31, 2000.........      4

                        Consolidated Statements of Cash Flows for the nine months
                              ended September 30, 2001 and 2000.........................................      5

                        Notes to Consolidated Financial Statements......................................      7

        Item 2.         Management's Discussion and Analysis of
                              Financial Condition and Results of Operations.............................     10

        Item 3.         Quantitative and Qualitative Disclosures About Market Risk......................     13


       PART II.         OTHER INFORMATION

        Item 6.         Exhibits and Reports on Form 8-K................................................     14

                        Signatures......................................................................     15

                          PART I. FINANCIAL INFORMATION

                           HUMAN GENOME SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Three months ended                  Nine months ended
                                                                          September 30,                     September 30,
                                                                  -----------------------------      -----------------------------
                                                                       2001            2000              2001            2000
                                                                  -------------    ------------     -------------    -------------
                                                                     (dollars in thousands, except share and per share amounts)

Revenue - research and development collaborative contracts:

   Third parties ...............................................  $       1,000    $       5,625    $      10,250    $      14,875

   Related parties .............................................            642              642            1,926            1,926
                                                                  -------------    -------------    -------------    -------------
            Total revenue ......................................          1,642            6,267           12,176           16,801
                                                                  -------------    -------------    -------------    -------------

Costs and expenses:

   Research and development ....................................         37,407           23,471          105,963           64,709

   Purchased In-Process R&D ....................................            -0-          134,050              -0-          134,050

   General and administrative ..................................          9,212            6,274           27,198           18,794
                                                                  -------------    -------------    -------------    -------------

            Total costs and expenses ...........................         46,619          163,795          133,161          217,553
                                                                  -------------    -------------    -------------    -------------

Income (loss) from operations ..................................        (44,977)        (157,528)        (120,985)        (200,752)

Interest income ................................................         26,267           14,954           81,893           37,969

Interest expense ...............................................         (6,150)          (6,335)         (18,924)         (15,724)

Debt conversion expenses .......................................            (19)             -0-           (3,894)         (50,818)
                                                                  -------------    -------------    -------------    -------------

Income (loss) before taxes and cumulative effect of change in
    accounting principle .......................................        (24,879)        (148,909)         (61,910)        (229,325)

Provision for income taxes .....................................            -0-              -0-              -0-              225
                                                                  -------------    -------------    -------------    -------------

Income (loss) before cumulative effect of change in accounting
    principle ..................................................        (24,879)        (148,909)         (61,910)        (229,550)

Cumulative effect of change in accounting principle ............            -0-              -0-              -0-           (8,250)
                                                                  -------------    -------------    -------------    -------------

Net income (loss) ..............................................  $     (24,879)   $    (148,909)   $     (61,910)   $    (237,800)
                                                                  =============    =============    =============    =============

Net income (loss) per share, basic and diluted:

Net income (loss) per share, before cumulative effect of change
    in accounting principle ....................................  $       (0.19)   $       (1.35)   $       (0.49)   $       (2.13)

Cumulative effect of change in accounting principle ............            -0-              -0-              -0-            (0.08)
                                                                  -------------    -------------    -------------    -------------
Net income (loss) per share, basic and diluted .................  $       (0.19)   $       (1.35)   $       (0.49)   $       (2.21)
                                                                  =============    =============    =============    =============

Weighted average shares outstanding,
    basic and diluted ..........................................    127,670,980      110,646,143      126,626,604      107,665,837
                                                                  =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                           HUMAN GENOME SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,   December 31,
                                                                        2001            2000
                                                                    ------------    ------------
ASSETS                                                                   (dollars in thousands)
------

Current assets:

      Cash and cash equivalents ..................................  $    62,851      $   493,867

      Short-term investments .....................................    1,596,596        1,268,441

      Prepaid expenses and other current assets ..................        8,084            9,290
                                                                    -----------      -----------

            Total current assets .................................    1,667,531        1,771,598


Long-term investments ............................................       32,824           93,337

Property, plant and equipment (net of accumulated depreciation) ..       83,744           38,567

Restricted investments ...........................................       69,457           12,332

Other assets .....................................................       28,005           32,691
                                                                    -----------      -----------
            TOTAL ASSETS .........................................  $ 1,881,561      $ 1,948,525
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

      Current portion of long-term debt ..........................  $       444      $       729

      Accounts payable and accrued expenses ......................       23,464           18,317

      Accrued payroll and related taxes ..........................        6,722            3,820

      Deferred revenues ..........................................        2,568           11,818
                                                                    -----------      -----------
            Total current liabilities ............................       33,198           34,684


Long-term debt, net of current portion ...........................      503,912          533,146

Deferred revenues ................................................       13,481           15,407

Other liabilities ................................................        2,071            2,333
                                                                    -----------      -----------

            Total liabilities ....................................      552,662          585,570
                                                                    -----------      -----------

Stockholders' Equity:

      Preferred stock ............................................          -0-              -0-

      Common stock ...............................................        1,278            1,252

      Additional paid-in capital .................................    1,747,950        1,698,384

      Unearned portion of compensatory stock options .............          -0-             (192)

      Accumulated other comprehensive income (loss) ..............        6,261           28,190

      Retained earnings (deficit) ................................     (426,590)        (364,679)
                                                                    -----------      -----------

            Total stockholders' equity ...........................    1,328,899        1,362,955
                                                                    -----------      -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........  $ 1,881,561      $ 1,948,525
                                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                           HUMAN GENOME SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine months ended
                                                                                              September 30,
                                                                                         2001              2000
                                                                                      -----------      ------------
                                                                                          (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ............................................................   $   (61,910)     $  (237,800)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
          Accrued interest on short-term investments ..............................         3,801           (5,974)
          Depreciation and amortization ...........................................         9,507            7,617
          Purchased In-Process Research and Development ...........................           -0-          134,050
          Inducement costs paid in the form of common stock .......................         3,875           19,433
          Cumulative effect of change in accounting principle .....................           -0-            8,250
          Loss (gain) on disposal of fixed assets .................................           367                9
          Compensation expense related to stock options ...........................           192              150
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets ..........................           354           (7,039)
               Other assets .......................................................         2,184          (16,902)
               Accounts payable and accrued expenses ..............................         6,572            4,093
               Accrued payroll and related taxes ..................................         2,902            4,119
               Deferred revenues ..................................................       (11,176)          (1,926)
               Other liabilities ..................................................          (262)              13
                                                                                      -----------      -----------
          Net cash provided by (used in) operating activities .....................       (43,594)         (91,907)
                                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - property, plant and equipment .........................       (54,267)         (12,364)
     Purchase of short-term investments and marketable securities .................    (1,141,391)        (563,965)
     Purchase of long-term investment .............................................           -0-          (54,766)
     Acquisition, net of acquired cash ............................................           -0-              875
     Proceeds from sales and maturities of investments and marketable securities ..       848,870          143,509
                                                                                      -----------      -----------
          Net cash provided by (used in) investing activities .....................      (346,788)        (486,711)
                                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt ..................................................          (924)             -0-
     Restricted investments .......................................................       (57,125)            (507)
     Proceeds from issuance of long term debt (net of expenses) ...................           -0-          508,584
     Proceeds from issuance of common stock (net of expenses) .....................        17,415           19,113
                                                                                      -----------      -----------
          Net cash provided by (used in) financing activities .....................       (40,634)         527,190
                                                                                      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................      (431,016)         (51,428)

Cash and cash equivalents - beginning of period ...................................       493,867          180,839
                                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD .........................................   $    62,851      $   129,411
                                                                                      ===========      ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest ................................................................   $    11,700      $    41,717
          Income taxes                                                                         75              200

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (DOLLARS IN THOUSANDS):

In July 2001, the Company converted $400 of 5 1/2% Convertible Subordinated Notes Due 2006 to common stock. The Company incurred $19 in inducement costs paid in the form of cash as an inducement to convert these notes and paid $1 in accrued interest in the form of cash.

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






          See accompanying notes to consolidated financial statements.

                           HUMAN GENOME SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                 (In thousands, except share and per share data)

    NOTE 1.  INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company's management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2001 and 2000, the Company's financial position at September 30, 2001, and the cash flows for the nine month periods ended September 30, 2001 and 2000. These adjustments are of a normal recurring nature.

    The results of operations, cash flows and comprehensive income for the three and nine month periods ended September 30, 2000 have been restated to reflect the implementation of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in 2000, retroactive to January 1, 2000.

    Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K and the Company's March 31, 2001 and June 30, 2001 Quarterly Reports on Form 10-Q.

    The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of future financial results.

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

    The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated as follows:

           Net assets and liabilities acquired at their
             estimated fair value as of the date of acquisition     $        521
           Assembled Workforce                                               500
           Purchased In-Process Research and Development                 134,050
                                                                    ------------
           Total                                                    $    135,071
                                                                    ============

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

    The balance of the unit relocation reserve was approximately $1,500 as of September 30, 2001. In addition, the Company expects to incur approximately $505 in personnel relocation costs and stay bonuses over the fourth quarter of 2001 and the first quarter of 2002.

                           HUMAN GENOME SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                (In thousands, except share and per share data)

    NOTE 3.  COMPREHENSIVE INCOME (LOSS)

    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires unrealized gains or losses on the Company's available-for-sale securities and on the Company's investments in Transgene S.A., Cambridge Antibody Technology and Ciphergen Biosystems to be included in other comprehensive income.

    During the three and nine month periods ended September 30, 2001 and 2000, total comprehensive income (loss) amounted to:

                                             Three months ended              Nine months ended
                                                September 30,                  September 30,
                                          -------------------------     ---------------------------
                                              2001          2000             2001          2000
                                          -----------    ----------     -----------   -------------

        Net income (loss)                  $ (24,879)     $(148,909)     $ (61,910)     $(237,800)

        Net unrealized gains (losses):
          Short-term investments              25,293          3,198         38,583          3,381
          Long-term investments              (13,789)        19,730        (60,513)        54,474
                                           ---------      ---------      ---------      ---------

        Total comprehensive income (loss)  $ (13,375)     $(125,981)     $ (83,840)     $(179,945)
                                           =========      =========      =========      =========

    Realized gains and losses, which are included in the Company's net income
    (loss) for the three and nine months ended September 30, 2001, and their respective net proceeds were as follows:

                            Three months ended            Nine months ended
                            September 30, 2001            September 30, 2001
                            ------------------            ------------------

        Realized gains           $   2,261                    $   4,720


        Realized losses                 (0)                        (146)


        Net proceeds               129,765                      550,521


    Realized gains and losses on investments and their respective net proceeds were immaterial for the three and nine months ended September 30, 2000.

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

    Historically, the Company has recognized non-refundable license fees, research payments, additional payments and milestone payments in connection with collaboration agreements when the revenue is earned in accordance with the applicable performance requirements and/or contractual terms. This revenue

                           HUMAN GENOME SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                (In thousands, except share and per share data)

    NOTE 4.  RECENT SEC INTERPRETATIONS, CONTINUED

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

RESULTS OF OPERATIONS

   Revenues. Revenues were $1.6 million for the three months ended September 30, 2001 compared to revenues of $6.3 million for the three months ended September 30, 2000. Revenues for the three months ended September 30, 2001 include a $1.0 million milestone payment earned and received from GlaxoSmithKline and $0.6 million in revenue recognized from Transgene, S.A. As a result of our implementation of SAB 101 last year, our third quarter revenues for 2000 have been restated. Revenues for the three months ended September 30, 2000 represented $1.9 million in revenue recognized from Schering Corporation and Schering Plough Ltd., $1.7 million in revenue recognized from Merck KGaA, $1.1 million in revenue recognized from Synthelabo, $1.0 million in revenue from MedImmune and $0.6 million recognized in revenue from Transgene, S.A.

   Revenues for the nine months ended September 30, 2001 were $12.2 million including $3.8 million in revenue recognized from Schering Corporation and Schering Plough Ltd., $3.3 million in revenue recognized from Merck KGaA, $2.2 million in revenue recognized from Synthelabo, $1.9 million recognized in revenue from Transgene, S.A., and $1.0 million in revenue from GlaxoSmithKline. As a result of our implementation of SAB 101 last year, revenues for the nine months ended September 30, 2000 have been restated. Revenues for the nine months ended September 30, 2000 were $16.8 million including $5.6 million in revenue recognized from Schering Corporation and Schering Plough Ltd., $4.9 million in revenue recognized from Merck KGaA, $3.4 million in revenue recognized from Synthelabo, $1.9 million recognized in revenue from Transgene, S.A. and $1.0 million in revenue from MedImmune.

   Related party revenues include revenues from Transgene in which we hold a minority interest.

   We expect that our revenues may be limited to already charged payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any such further arrangements. On June 30, 2001, the exclusivity period, or initial research term, relating to our consortium with GlaxoSmithKline, Schering, Takeda Chemical Industries, Synthelabo and Merck concluded. All payments required during the initial research term have been received and recognized as revenue. While none of the consortium members chose to renew the initial research term, work already initiated by the members can continue if evidence of continued diligence is provided. We will be entitled to certain milestone payments on such work and royalty payments on any drugs that are commercialized. In addition, for drugs developed by GlaxoSmithKline, we will be entitled to certain co-promotion rights. We can provide no assurance that any of these drugs can be successfully commercialized.

   Expenses. Research and development expenses were $37.4 million for the three months ended September 30, 2001 compared to $23.5 million for the three months ended September 30, 2000. Research and development expenses were $104.0 million for the nine months ended September 30, 2001 compared to $64.7 million for the nine months ended September 30, 2000. The increase for both the three and nine month periods resulted primarily from increased manufacturing operations costs as well as increased expenditures in preclinical research and clinical trial research. In addition, research and development expenses for the nine months ended September 30, 2001 include $1.9 million in unit relocation costs and asset write-downs relating to the relocation of Principia's operations to our Rockville, Maryland location as discussed in Note 2 to the Consolidated Financial Statements.

   Purchased In-Process R&D expenses of $134.1 million for the three and nine months ended September 30, 2000 relate to the acquisition of Principia Pharmaceutical Corporation on September 8, 2000. This amount represents that portion of the $135.1 million purchase price allocated to in-process research and development. See Note 2 of the Notes to the Consolidated Financial Statements for additional discussion.

   General and administrative expenses increased to $9.2 million for the three months ended September 30, 2001 from $6.3 million for the three months ended September 30, 2000. General and administrative expenses increased to $27.2 million for the nine months ended September 30, 2001 from $18.8 million for the nine months ended September 30, 2000. The increase for both the three and nine month periods ended September 30, 2001 resulted primarily from increased market research costs in connection with our expanding clinical activities and higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered, along with increased business and product development expenses in support of our expanding activities.

   Interest income increased for both the three and nine month periods ended September 30, 2001 compared to the three and nine month periods ended September 30, 2000 due to higher cash balances arising primarily from our public offering of common stock during the fourth quarter of 2000 that raised net proceeds of approximately $912.7 million. Interest expense decreased for the three month period due primarily to a reduction in the average debt balance for 2001 compared to 2000 as a result of the conversion to equity of $318.3 million of convertible subordinated debt during the first quarter of 2000. Interest expense increased for the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000 due primarily to an increase of $525.0 million in convertible subordinated debt during the first quarter of fiscal 2000, partially offset by the convertible subordinated note conversions discussed herein.

   Debt conversion expenses of $19.0 thousand for the three months ended September 30, 2001 and $3.9 million for the nine months ended September 30, 2001 relate primarily to the second quarter of 2001 conversion of $25.5 million aggregate principal amount of convertible subordinated notes into equity. During the second quarter of 2001, we converted $25.0 million of our outstanding $224.9 million aggregate principal amount of 5% Notes Due 2007 into common stock at a cost of $3.9 million, substantially all of which was paid in the form of common stock and we also converted $0.5 million of our 5 1/2% Notes Due 2006 into common stock. Debt conversion expenses of $50.8 million for the nine months ended September 30, 2000 relate to the first quarter of fiscal 2000 conversion costs of $318.3 million aggregate principal amount of convertible subordinated notes into equity. We converted $118.3 million of our 5 1/2% Notes Due 2006 into common stock at a cost of $20.8 million, substantially all of which was paid in the form of common stock. In addition, we converted all of our $200.0 million aggregate principal amount of 5% Notes Due 2006 into common stock at a cost of $30.0 million, all of which was paid in cash.

   Cumulative effect of a change in accounting principle of $8.3 million for the nine months ended September 30, 2000 relates to our implementation of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). As a result of the implementation of SAB 101, we recorded a charge of $8.3 million as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000.

   Net Income. We recorded a net loss of $24.9 million, or $0.19 per share, for the three months ended September 30, 2001 compared to a net loss of $148.9 million, or $1.35 per share, for the three months ended September 30, 2000. The decreased loss for the three month period of 2001 reflects the absence of Purchased In-Process R&D of $134.1 million, or $1.21 per share, the reduction in debt conversion expenses and an increase in net interest income, partially offset by the increase in manufacturing operations, increased investment in the development of preclinical and clinical drug candidates and increased general and administrative activities. Excluding the debt conversion charge incurred during the three months ended September 30, 2001 and the charge for Purchased In-Process R&D incurred during the three months ended September 30, 2000, our net loss would have been $24.9 million, or $0.19 per share compared to $14.9 million, or $0.14 per share, for the three months ended September 30, 2001 and 2000, respectively.

   We recorded a net loss of $61.9 million, or $0.49 per share, for the nine months ended September 30, 2001 compared to a net loss of $237.8 million, or $2.21 per share, for the nine months ended September 30, 2000. The decreased loss for the nine month period reflects the reduction of debt conversion expenses and the absence of both Purchased In-Process R&D and the cumulative effect of a change in accounting principle incurred in 2000, the increase in net interest income in 2001, partially offset by the increase in manufacturing operations, increased investment in the development of preclinical and clinical drug candidates, and increased general and administrative activities. Excluding the charges for debt conversion expenses for both fiscal year 2001 and 2000 and the Purchased In-Process R&D and the cumulative effect of a change in accounting principle incurred in the nine months ended September 30, 2000, our net loss for the nine months ended September 30, 2001 would have been $58.0 million, or $0.46 per share, compared to $44.7 million, or $0.41 per share for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      We had working capital of $1.6 billion and $1.7 billion at September 30, 2001 and December 31, 2000, respectively. No significant transactions have occurred in the nine months ended September 30, 2001 that have affected our working capital. Our restricted investments increased during the second quarter of 2001 primarily due to a transfer of $55 million of investments into a restricted account as part of a long-term facility lease we entered into during that quarter.

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

      Our funds may be invested in U.S. Treasuries, government agency obligations, high grade debt securities and various money market instruments. Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio can be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having a rating of at least an A rating and various money market instruments. The short-term nature of these securities, which have an average term of approximately one year, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of our cash, cash equivalents and short-term and restricted investments by approximately $25.2 million, or approximately 1.5% of the aggregate fair value of $1.73 billion, at September 30, 2001. For these reasons, and because these securities are almost always held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of September 30, 2001. We believe that any market change related to our U.S. securities held as of September 30, 2001 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

   As of September 30, 2001, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology (CAT) and Ciphergen Biosystems were approximately $3.9 million, $28.3 million and $0.7 million, respectively. Our investments in Transgene and Ciphergen Biosystems are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

                           PART II. OTHER INFORMATION

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a)   Exhibits

                      None.

             -------------------

                (b)   Reports on Form 8-K

                          We filed a Current Report on Form 8-K on July 6, 2001,
                      announcing that the exclusivity period for our human gene therapeutic consortium expired on June 30, 2001, a period described as the initial research term. None of the consortium members chose to extend the initial research term.

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


                             HUMAN GENOME SCIENCES, INC.




                             BY:  /s/ William A. Haseltine, Ph.D.
                                  -------------------------------
                                      William A. Haseltine, Ph.D.
                                      Chairman and Chief Executive Officer




                             BY:  /s/ Steven C. Mayer
                                  -------------------------------
                                      Steven C. Mayer
                                      Senior Vice President and
                                        Chief Financial Officer




Dated: November 5, 2001