Form 10-K
period 2001-12-31
HUMAN GENOME SCIENCES INC
filed 2002-04-01
CIK 901219

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For the fiscal year ended December 31, 2001       Commission File Number 0-22962

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's common stock outstanding on January 31, 2002 was 128,328,142.

As of January 31, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $2,395,123,843.*

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report.

*Excludes 43,183,320 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at January 31, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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

OVERVIEW

        We are a leading genomics and biopharmaceutical company focused on therapeutic product development and functional analysis of genes using our proprietary technology platform. We discover, develop and intend to commercialize novel compounds for treating and diagnosing human disease based on the identification and study of genes. We focus our internal product development efforts on therapeutic proteins, antibodies, peptides and fusion proteins and we use collaborations for the development of gene therapy products and small molecule drugs. We have discovered a large number of genes through our genomics capabilities and have developed a rapidly evolving product pipeline based on our discoveries. We have seven products, including three therapeutic proteins, one antibody and three albumin fusion products that we have advanced into human clinical trials; two products are awaiting approval from FDA to enter human clinical trials; a tenth product, a gene therapy product based on a gene we discovered, has been licensed to Vascular Genetics, Inc. (VGI) and is in human clinical trials being conducted by VGI; an eleventh product, an enzyme that lowers levels of lipoprotein-associated phospholipase A2 (Lp-PLA2), was discovered by GlaxoSmithKline (GSK) as part of our collaboration with GSK and is also in human clinical trials being conducted by GSK. We have a number of additional products in preclinical development.

        We have extensive capabilities in gene discovery, intellectual property protection and preclinical and clinical development and have established a manufacturing capability for the preparation of our proteins and other products for human studies. We intend to add sales and marketing when appropriate and are currently adding additional manufacturing capabilities. We have established strategic partnerships with a number of leading pharmaceutical and biotechnology companies to leverage our capabilities and gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide us with research funding and milestone payments, along with royalty payments as products are developed and commercialized. We are also entitled to certain co-promotion, co-development, revenue sharing and other product rights.

        We have a growing intellectual property portfolio protecting our genomic discoveries and product pipeline.

STRATEGY

        Our goal is to be an independent, global and fully-integrated biopharmaceutical company through the discovery, development, manufacture and commercialization of new gene-based products. As part of our strategy, we intend to continue to:

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

PRODUCTS

        We have discovered a large number of medically useful genes which we are developing on our own. Currently, seven drugs from our technology are in human clinical trials including three therapeutic proteins, one antibody and three albumin fusion proteins. Our therapeutic proteins are: Mirostipen (MPIF-1), a protein designed to protect cells which develop into white blood cells, red blood cells and platelets from the toxic effects of chemotherapy, is in Phase II human clinical trials. Repifermin (KGF-2), a protein designed to speed the repair of damage to skin and other cells, is in Phase II human clinical trials for the treatment of venous ulcers and mucositis. BLyS(TM), an immune stimulant, is in Phase I human clinical trials for the treatment of common variable immunodeficiency and IgA deficiency. Our antibody is LymphoStat-B(TM) and is in Phase I human clinical trials in patients with autoimmune disease. We have three albumin fusion proteins that have been advanced to Phase I human clinical trials. These are: Albuferon(TM)-(alpha) for the treatment of chronic hepatitis C and chronic myelogenous leukemia (CML), Albutropin(TM) for the treatment of adult growth hormone deficiency and Albuleukin(TM) for the treatment of cancer. We have two products awaiting approval from FDA to enter human clinical trials. One of these is LymphoRad(131)(TM) is a radioiodinated form of BLyS and is awaiting FDA clearance to begin Phase I human clinical trials in patients with multiple myeloma.

        Currently, there are two products being developed by partners that are in human clinical trials. We licensed VEGF-2 to Vascular Genetics, Inc. (VGI) for gene therapy. These clinical trials were on clinical hold until October 2001, but VGI expects to resume the trials during 2002. GlaxoSmithKline is evaluating an enzyme that lowers levels of lipoprotein-associated phospholipase A2 (Lp-PLA2) in Phase I human clinical trials.

        We also have a rapidly evolving pipeline of additional products in preclinical development to treat diseases such as cancer, HIV, hepatitis, diabetes / metabolism, bone remodeling / osteoporosis, systemic lupus erythematosus, rheumatoid arthritis and vascular disease.

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

        Gene research facilitates and greatly accelerates the development of a variety of therapeutic, diagnostic and other products and services. Development efforts can become more targeted as researchers develop compounds that affect the specific activity of an expressed gene product. Most therapeutic drugs act on proteins which cause or contribute to an illness or disorder. As a result, the identification of proteins through gene research can play an important role in the development of drugs and drug screens. Proteins themselves can also be used as drugs. Insulin, which regulates sugar metabolism, is a good example of a widely known protein drug. The identification of genes that code for proteins that may be missing or defective can enable the development of therapeutics for genetic diseases. In addition, identification of genes that may predispose a person to a particular disease may enable the development of diagnostic tests for the disease that will permit early diagnosis and more successful treatment. Genomic research has the potential to make the drug discovery process dramatically more time and cost efficient, as well as to enable the development of more targeted drugs.

OUR STRATEGY

        Our goal is to become an independent, global and fully-integrated biopharmaceutical company through the discovery, development, manufacture and commercialization of new gene-based products. Our strategy consists of the following key elements:

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

        - Develop, manufacture and commercialize our products. We seek to develop clinically the medically useful genes we discover. This may include using the protein product itself as a drug, using the protein as a target for a small molecule drug or creating antibodies targeted at the protein. We also intend to pursue drugs using proprietary protein fusion technology. This technology may provide longer acting forms of many important proteins, which may allow us to develop safer, more effective and more convenient versions of both existing and new products. We intend to manufacture proteins and commercialize the drugs we develop on our own or in conjunction with our partners.

        - Establish and enhance strategic alliances. We intend to continue to establish alliances with leading pharmaceutical and biotechnology companies. These alliances will provide us with access to the expertise of our partners in areas such as product development, clinical development and sales and marketing, while allowing our partners to develop therapeutics based on our technologies. In addition, these alliances may generate research funding, milestone and royalty payments that will enable us to continually enhance our technology platform and to discover and develop new gene-based products. We may also seek to retain certain co-promotion, co-development, revenue sharing and other product rights.

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

        - Capitalize on and expand our intellectual property portfolio. We vigorously pursue patents to protect our intellectual property and have developed a strong intellectual property portfolio. We intend to capitalize on and expand our portfolio as we make further discoveries. As of March 1, 2002, we had 205 U.S. patents covering human genes and proteins and had filed U.S. patent applications covering many more human genes and the proteins they encode.

PRODUCTS IN DEVELOPMENT

        We have discovered a large number of medically useful genes which we are developing on our own or with our partners. A number of our and our partners' products have advanced to various stages of human clinical testing. Moreover, we have a rapidly evolving pipeline of products in preclinical development.

-----------------------------------------------------------------------------------------------------------------------
      PRODUCT                          INDICATION                          STATUS          CURRENT HGS RIGHTS
-----------------------------------------------------------------------------------------------------------------------

CLINICAL PROGRAMS

THERAPEUTIC PROTEINS:

  Repifermin (KGF-2)               Venous ulcers                          Phase IIb     Worldwide, co-development and
                                                                                        co-marketing
                                                                                        with GlaxoSmithKline (GSK)

                                   Mucositis                              Phase II      Worldwide, co-development
                                                                                        and co-marketing with GSK

                                   Ulcerative colitis                     Phase II      Worldwide, co-development
                                                                                        and co-marketing with GSK

  Mirostipen (MPIF-1)              Adjunct to chemotherapy                Phase II      Worldwide except Japan (Takeda)

  BLyS                             Common variable immunodeficiency       Phase I       Worldwide

                                   Immunoglobulin-A (IgA) deficiency      Phase I       Worldwide

  LymphoRad(131)                   Cancer                                 IND Filed     Worldwide

ANTIBODIES:

  LymphoStat-B                     Autoimmune disease                     Phase I       Worldwide

ALBUMIN FUSION PROTEINS:

  Albuferon-(alpha)                Hepatitis C                            Phase I       Worldwide
  (Albumin-Interferon-alpha)

                                   Chronic  myelogenous leukemia (CML)    Phase I       Worldwide

  Albutropin                       Growth hormone deficiency              Phase I       Worldwide

  Albuleukin                       Cancer                                 Phase I       Worldwide

GENE THERAPIES:

  VEGF-2 (1)(2)                    Coronary artery disease                Phase II(2)   Licensed to Vascular Genetics

                                   Critical limb ischemia                 Phase II      Licensed to Vascular Genetics
SMALL MOLECULE DRUGS:

  Lp-PLA2 (SB480848) (1)           Atherosclerosis                        Phase I       Under development by GSK

-------------------------------------------------------------------------------------------------------------------------
      PRODUCT                               INDICATION                        STATUS          CURRENT HGS RIGHTS
-------------------------------------------------------------------------------------------------------------------------

PRECLINICAL AND OTHER PROGRAMS

THERAPEUTIC PROTEINS:

  FasTR(TM)                           Hepatitis, autoimmune disease         Preclinical    Worldwide

  A novel interferon (1)              Multiple sclerosis, hepatitis,        Preclinical    Licensed to Schering-Plough
                                      cancer

  Osteostat                           Bone remodeling / Osteoporosis        Preclinical    Worldwide

  GMAD-1                              Diabetes / Metabolism                 Preclinical    Worldwide

  DP-18                               Diabetes / Metabolism                 Preclinical    Worldwide

ANTIBODIES AND PEPTIDES:

  CCR5-mAB                            HIV / AIDS                            Preclinical    Worldwide

  LymphoStat-B                        Rheumatoid arthritis                  Preclinical    Worldwide

  TRAIL R1 Receptor Antibody          Cancer                                Preclinical    Worldwide

  TRAIL R2 Receptor Antibody          Cancer                                Preclinical    Worldwide

  VEGF-2 Antibody                     Cancer, vascular disease              Preclinical    Worldwide

  GMAD-2                              Diabetes / Metabolism                 Preclinical    Worldwide

FUSION PROTEINS:

  Albuferon-(beta)                    Multiple sclerosis                    Preclinical    Worldwide

  Albupoietin(TM)                     Cancer                                Preclinical    Worldwide

  Albugranin(TM)                      Cancer                                Preclinical    Worldwide

  Albulin                             Diabetes / Metabolism                 Preclinical    Worldwide

  Albugon                             Diabetes / Metabolism                 Preclinical    Worldwide

  HGS-B 14                            Bone remodeling / Osteoporosis        Preclinical    Worldwide

  Albuthyrin                          Bone remodeling / Osteoporosis        Preclinical    Worldwide

  Albutonin                           Bone remodeling / Osteoporosis        Preclinical    Worldwide

GENE THERAPY:

  CTGF-2 (1)                          Vascular disease                      Preclinical    Licensed to Transgene

  TIMP-4 (1)                          Restenosis                            Preclinical    Licensed to Transgene

VACCINES:

   Streptococcus pneumniae (1)        Bacterial pneumonia, meningitis and   Preclinical    Licensed to MedImmune and GSK
                                      otis media
-------------------------------------------------------------------------------------------------------------------------

(1) Drug development costs for these drugs are the sole responsibility of the licensee.

(2) VEGF-2 trials were released from clinical hold in October 2001 by the Food and Drug Administration (FDA). See "Risk Factors."

CLINICAL PROGRAMS

Repifermin (Keratinocyte Growth Factor-2, KGF-2)

        We have shown in animal studies that repifermin speeds the repair of damage to the cells lining the mouth, throat, gastrointestinal tract and related tissues and heals serious chronic wounds to the skin. Repifermin may also be useful in treating a number of other conditions involving injury to skin cells, including skin ulcers, burns and surgical and other wounds. In addition, repifermin may be useful in the treatment of mucositis, an injury to the lining of the mouth and intestinal tract which can be caused by some cancer treatments. GlaxoSmithKline exercised its co-right option to jointly develop and commercialize repifermin. We expect to share equally in clinical development costs for Phase III trials and beyond. We will co-promote repifermin upon achieving regulatory approvals.

        Three Phase I studies to evaluate the safety of repifermin in healthy volunteers have been completed. In 2000, we completed a Phase II human study of repifermin for the treatment of chronic venous ulcers, in which repifermin was shown to be well tolerated and capable of accelerating wound healing by a number of partial healing parameters. A large Phase II study to determine the safety and efficacy of repifermin for complete healing of chronic venous ulcers began in early 2001. Two different Phase II studies were also initiated to evaluate repifermin in the treatment of mucositis in patients undergoing bone-marrow transplantation. The results from a mucositis trial relating to repifermin administration following transplantation were announced in 2001 and indicated that while repifermin was safe and well tolerated in patients, no evidence was shown that repifermin was active in reducing the incidence or severity of mucositis. The mucositis trial relating to repifermin administration prior to and following transplantation is ongoing. A third Phase II study was also initiated to evaluate repifermin in the treatment of ulcerative colitis, an inflammatory bowel disease. The results from the ulcerative colitis trials showed that repifermin was safe and well-tolerated, but not shown to be effective. We are continuing to analyze these final results to determine how to proceed with this indication. The trials are being conducted at leading research centers in the U.S.

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

        A Phase I study to evaluate MPIF-1 safety in healthy volunteers was completed in 1998. Two Phase II studies are being conducted to evaluate MPIF-1 in shielding myeloid progenitor cells from the harmful effects of chemotherapy. These studies tested various doses of MPIF-1 in cancer patients undergoing chemotherapy treatment for various cancers. Trials are being conducted at leading cancer research centers in the U.S. and completed enrollment in 2001. We expect results from the trials to be available in mid-2002.

BLyS (B Lymphocyte Stimulator)

        BLyS is a novel immune stimulant. We have shown in laboratory studies that BLyS stimulates B lymphocytes to produce high levels of antibodies. BLyS has the potential to improve treatments for certain immune deficiency syndromes. In addition, BLyS could boost immune systems depleted by organ transplantation, chemotherapy and bone-marrow transplantation. BLyS could also enhance the performance of traditional vaccines.

        We are currently testing BLyS in patients with common variable immunodeficiency, a disorder that leaves individuals susceptible to infection. In February 2001, BLyS received "orphan" drug designation from the FDA for the treatment of common variable immunodeficiency. A Phase I study with increasing doses of BLyS is ongoing. For this trial, BLyS had been produced in an insect cell culture. A Phase I study has also been initiated to evaluate BLyS in the treatment of Immunoglobulin-A (IgA) deficiency, an immune disorder. In this trial, we received approval from the FDA to begin manufacturing BLyS in E. coli, which will allow us to increase production scale to support the needs of the clinical program, and ultimately, to supply commercial needs.

LymphoRad(131)

        LymphoRad(131) is a radioiodinated form of B-Lymphocyte Stimulator
(BLyS). We have found in preclinical studies that LymphoRad(131) binds to receptors found on B cells and B-cell tumors, delivering low doses of radiation that cause cell death. Such studies also showed that treatment with LymphoRad(131) resulted in inhibition of tumor growth and prolonged survival. In January 2002, we filed an Investigational New Drug (IND) application for this drug. Upon receiving clearance from the FDA, we plan to initiate Phase I clinical trials in patients with multiple myeloma.

LymphoStat-B

        LymphoStat-B is the first antibody drug to emerge from our human antibody drug discovery program. The drug inactivates the B-Lymphocyte Stimulator protein (BLyS). We have found in laboratory studies that LymphoStat-B can reverse the immune stimulatory effects of BLyS. Many patients that suffer from systemic lupus erythematosus and rheumatoid arthritis have elevated levels of BLyS in their blood or joint fluid. In November 2001, we received approval from the FDA to proceed with a Phase I clinical trial in patients with systemic lupus erythematosus and have begun enrollment in this trial.

Fusion Proteins

        Using our proprietary recombinant protein fusion technology, we are genetically fusing proteins to albumin, a very abundant, natural and long-lived protein in the blood. We have begun Phase I human clinical studies of several albumin fusion proteins. These include Albuferon-alpha (hepatitis C and chronic myelogenous leukemia - CML), Albutropin (growth hormone deficiency) and Albuleukin (cancer).

        Albuferon-alpha is created by fusing the gene for a human protein, interferon alpha, an approved drug, to the human protein, albumin. Based on preclinical studies, Albuferon-alpha should provide patients infected with Hepatitis C with longer acting therapeutic activity and may offer an improved side-effect profile. In March 2001, we received approval from the FDA to proceed with a Phase I clinical trial in patients with hepatitis C. We have begun enrolling patients in this trial. We are in the process of initiating a second trial in patients with chronic myelogenous leukemia (CML).

        Albutropin is created by fusing the gene for a human protein, human growth hormone, an approved drug, to the human protein, albumin. Based on preclinical studies, Albutropin may offer sustained therapeutic activity, which is accomplished by using recombinant human albumin as a carrier molecule. Preclinical data suggest that Albutropin is eliminated from the body fifty times more slowly than regular growth hormone and is detectable in the blood for at least a week after dosing. Therefore, Albutropin may offer patients a more convenient administration schedule when compared to the existing short-acting therapies. In June 2001, we received approval from the FDA to proceed with a Phase I clinical trial in adult patients with growth hormone deficiency. We have begun enrolling patients in this trial.

        Albuleukin is created by fusing interleukin-2, a drug approved for cancer treatment, to the human protein, albumin. Albuleukin is expected to activate a type of immune cell called a T cell. T cells have the potential to identify and kill cancer cells. Based on preclinical studies, Albuleukin is longer-acting and is better tolerated, as compared with interleukin-2 itself. In January 2002, we received approval from the FDA to proceed with a Phase I clinical trial in patients with certain types of cancer. We have begun screening patients in this trial.

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

        Vascular Genetics initiated clinical trials on the use of the VEGF-2 gene in the treatment of critical limb ischemia and refractory coronary artery disease. In February 2000, these studies were halted in response to questions raised by the FDA. Three Phase II studies of VEGF-2 were completed prior to the halt. Results from one trial are available and were presented at the American College of Cardiology in March 2000. In October 2001, the FDA removed these studies from clinical hold. VGI expects to resume human clinical trials in 2002.

Small Molecule Inhibitor of lipoprotein-associated phospholipase A2 (Lp-PLA2).

        In February 2001, GlaxoSmithKline announced the results of human testing of a small-molecule inhibitor of a gene we discovered, lipoprotein-associated phospholipase A2 (Lp-PLA2), as a treatment for cardiovascular disease. In September 2001, we received a $1.0 million payment from GSK in connection with a development milestone met by GSK during 2001.

PRECLINICAL AND OTHER PROGRAMS

        In addition to the products in clinical development, our research and development efforts have generated numerous other product possibilities, many of which are in preclinical development. We and our partners are focused on developing potential products in the following areas:

        - Therapeutic Proteins. Therapeutic proteins are human proteins that, in natural or modified form, have medically useful physiologic or pharmacologic effects. Therapeutic proteins may be useful for the treatment of a variety of diseases, including autoimmune, neurodegenerative and cardio-pulmonary diseases. Therapeutic proteins currently in broad clinical use include interferon, insulin and human growth hormone. We have conducted development studies on a number of potential therapeutic proteins, including MPIF-1, KGF-2 and BLyS. We have also identified thousands of what we believe to be new secreted proteins. We are expressing and evaluating these proteins and assessing their activity using laboratory and animal studies. Current therapeutic proteins in preclinical development include FasTR, a novel interferon licensed to Schering-Plough, GMAD-1, DP-18, and Osteostat.

        - Antibodies and Peptides. Antibodies and peptides are proteins that bind in a highly specific manner to molecules, including other proteins, and distinct sites on cell surfaces called receptors. By attaching to them, antibodies and peptides can be used to neutralize specific proteins and block specific receptors. We are undertaking the development of antibodies and peptides that act on many of our newly discovered proteins. We have entered into collaborations with Abgenix, Cambridge Antibody Technology, Dyax and Medarex to enhance our antibody and peptide development efforts. Antibody-based drugs currently in broad clinical use include Herceptin, Rituxan and ReoPro. The antibodies and peptides we are currently developing may be useful in the treatment of diseases such as systemic lupus erythematosus, rheumatoid arthritis, cancer and certain viral infections. Current antibodies in preclinical development include CCR5-mAB, LymphoStat-B for rheumatoid arthritis, TRAIL R1 Receptor Antibody, TRAIL R2 Receptor Antibody, VEGF-2 Antibody and GMAD-2.

        - Fusion Proteins. We are using our recombinant protein fusion technology to provide longer acting forms of many important proteins used in the treatment of disease. This technology genetically fuses a protein to albumin, a very abundant, natural and long-lived protein in the blood. When albumin is fused to a therapeutic protein, the active protein is expected to have the longer circulating life of albumin. Prolonging the activity of the therapeutic protein in this manner may offer a reduced dosing frequency and could lead to reduced side effects in patients. Using this technology, we expect to develop safer, more effective and more convenient protein therapeutics and biopharmaceuticals for certain diseases, as well as develop longer-acting forms of many existing proteins. Current fusion proteins in preclinical development include Albuferon-(beta), Albupoietin, Albugranin, Albulin, Albugon, HGS-B 14, Albuthyrin and Albutonin.

        - Gene Therapy. We believe that our gene discovery technology may identify genes that can be introduced into the body through the use of gene therapy. Many diseases are caused by overproduction, underproduction or defective production of specific proteins. Gene therapy is an approach to the treatment of disease in which scientists insert genes into a patient's cells for the purpose of inducing these cells to produce therapeutic proteins or to replace defective or missing genes. In other applications, we believe that gene therapy may induce cells to secrete proteins that enhance the immune system's ability to recognize and attack a specific disease. Gene therapy might also allow localized delivery of proteins that cannot reach the appropriate site through conventional methods of administration. There are currently no gene therapy products on the market although several are undergoing clinical trials. We have entered into agreements with Schering-Plough, Vascular Genetics, Transgene and Vical granting them the right to use our technologies for gene therapy. Vascular

          Genetics has conducted gene therapy clinical studies of VEGF-2. These studies were placed on hold by the FDA in February 2000 and were released from clinical hold in October 2001. In July 2000, Transgene selected two genes from our database, CTGF-2 and TIMP-4, as its first two exclusive gene therapy products, both as a potential treatment for severe cardiovascular conditions.

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

        - Other. We believe that our genetic data could be applied also to the development of diagnostic tests and antimicrobial agents and vaccines. For the development of antimicrobial agents and vaccines, analysis of the total genome of a microorganism should provide a complete picture of all genes encoded by the microorganism. With this information, we believe it may be possible to choose protein candidates that may be useful as vaccine components or antigens required for the development of products to enhance the immune system. We also believe that a high-throughput approach of gene identification may identify new genes capable of producing antibiotics and other useful secondary metabolites. In the future we may pursue these developments on our own or through strategic alliances.

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

        - Use of Antibodies. Antibodies are proteins that bind in a highly specific manner to molecules. Antibodies are used to block the effects of proteins and to determine the location of a protein in tissues. We are working to produce antibodies to many of our discovered secreted proteins.

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

        - Preclinical Studies and Manufacturing. In this step we develop protocols for human testing based on extensive laboratory toxicology and pharmacokinetic studies. A toxicological study tests whether and how the therapy could be harmful to humans. Pharmacokinetic studies analyze how the drug will be absorbed, metabolized and stored by, distributed throughout and excreted from the body. We are developing techniques for measuring blood and tissue levels of each protein to enable measurements within human subjects. We need to develop manufacturing methods for large-scale production of each protein. We lease a 127,000 square foot process development and manufacturing facility to support Phase I, II and III human clinical studies and the North American launch of novel protein and gene products. We are currently designing a 405,000 square foot manufacturing facility adjacent to our current manufacturing facility. We expect this new leased facility to be ready for occupancy in 2004.

        - Clinical Development is the process of conducting human clinical trials and gaining the necessary approval from regulatory agencies. The goal of clinical development is to establish the safety and efficacy of our drugs for the treatment of human disease. Multiple products discovered by us have advanced to clinical trials for multiple indications.

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

COLLABORATIVE ARRANGEMENTS

        Forming strategic alliances with leading pharmaceutical and biotechnology companies is a key element of our strategy. We currently have three major types of collaborations:

        - Drug Discovery. These are collaborations in which we provide our drug discovery capabilities in exchange for access to our partners' drug development and commercialization expertise as well as research funding and long-term value creation through potential milestone and royalty payments. We are also entitled to certain co- promotion, co-development, revenue sharing and other product rights. Between 1993 and 1997, we entered into major collaborations with GlaxoSmithKline, Takeda, Schering-Plough, Merck KGaA and Sanofi-Synthelabo. These collaborations ended in June 2001, a period described as the initial research term, although certain aspects of these arrangements continue.

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

        A summary of our most important collaborations is provided below:

--------------------------------------------------------------------------------------------------------------------------
     YEAR ESTABLISHED                         PARTNER                                   FOCUS
     ----------------                         -------                                   -----
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

1997                                  Vascular Genetics                        Gene therapy
1998                                  Affymetrix                               Bacterial Gene Arrays
1998                                  Transgene                                Gene therapy
1999                                  Abgenix                                  Antibodies
2000                                  Cambridge Antibody Technology            Antibodies
2000                                  Dyax                                     Antibodies and peptides
2000                                  Vical                                    Gene therapy
2000                                  Praecis                                  Small molecule drugs, including peptides
2000                                  Aventis Behring                          Albumin fusion technology
2000                                  Dow Chemical                             Chelator technology
2001                                  Medarex                                  Antibodies and diagnostics
2001                                  MDS Nordion                              Radiolabeling technology

MICROBIAL COLLABORATIONS

1995-97                               MedImmune                                Infectious agents
1996                                  Pharmacia                                Staphylococcus aureus and other

DRUG DISCOVERY COLLABORATIONS

        General. We entered into collaboration agreements with GlaxoSmithKline in May 1993, which we amended in June 1996 and July 1997. The initial term of these agreements continued through June 2001, which was the conclusion of the initial research term. Under these agreements, we granted GlaxoSmithKline rights to develop and commercialize therapeutic and diagnostic products based on human genes discovered by us in GlaxoSmithKline's field, which is the field of human and animal health care, including gene therapy vaccines but excluding other gene therapy products, antisense products and the use of genes for synthesizing drugs that were known in May 1993. Pursuant to the collaboration agreements GlaxoSmithKline initially paid us an aggregate of $125.0 million, of which $55.0 million was allocated to the purchase of shares of our common stock. We and GlaxoSmithKline jointly entered into collaboration agreements with four additional pharmaceutical companies: Takeda, Schering-Plough, Merck KGaA and Sanofi-Synthelabo.

        Post-Initial Research Term. The initial research term under our collaboration agreements with GlaxoSmithKline and the other four collaboration partners expired on June 30, 2001. At that time, our partners were pursuing approximately 430 research programs involving approximately 280 different genes for the creation of small molecule and antibody drugs. They also were developing approximately 30 therapeutic protein drugs. We cannot assure you that any of these programs will be continued or result in any approved drugs.

        GlaxoSmithKline. We share equally with GlaxoSmithKline any license fees and product-development milestone payments made under the four additional collaboration agreements, but we receive all royalty and research support payments under those agreements. GlaxoSmithKline has granted us royalty payments, based on net sales of products developed from any of our patents or technologies that fall within GlaxoSmithKline's field, for any sales made by GlaxoSmithKline or its licensees. We are also entitled to milestone payments in connection with the development of these products. In 2001, we received a $1.0 million payment from GlaxoSmithKline for Lp-PLA2 in connection with a development milestone met by GlaxoSmithKline. We hold an option to co-promote any products sold by GlaxoSmithKline in the U.S., Canada, Mexico and Europe, subject to the rights granted to Takeda and other collaborators. If we develop and market or license to a third party any product in GlaxoSmithKline's field pursuant to our rights under these agreements, GlaxoSmithKline will usually be entitled to royalty payments from, or to share in milestone payments and license fees we receive with respect to, those products.

        Our collaboration agreements with GlaxoSmithKline include an option for GlaxoSmithKline to co-develop and co-commercialize products in GlaxoSmithKline's field to which we have exclusive development and commercialization rights under our collaboration agreements with GlaxoSmithKline and for which Schering-Plough has not exercised its option. In 2000, GlaxoSmithKline exercised its option to jointly develop and commercialize repifermin. GlaxoSmithKline is also entitled to royalty payments on and an option to co-promote products outside GlaxoSmithKline's field sold by us which are based on or incorporate patents or information developed by GlaxoSmithKline using our human gene technology.

        Takeda. GlaxoSmithKline and Takeda entered into a license agreement relating to the development and sale of products in GlaxoSmithKline's field based upon rights licensed from us. We are entitled to all royalty payments and one-half of the milestone payments due from Takeda to GlaxoSmithKline under this license agreement on sales of products developed by Takeda. We entered into an option and license agreement with Takeda pursuant to which we granted Takeda an exclusive option to license rights under our patents and technology in the field of human health care, other than gene therapy, antisense and diagnostics, in order to make and sell up to three products in Japan. In consideration of the grant of the option, Takeda paid us $5.0 million and agreed to pay to us milestone payments and royalties based on the sale of Takeda products covered by the option and license agreement. The option period terminates on June 30, 2004. Takeda has exercised one of its options with the selection of MPIF-1. In 2001, Takeda selected approximately 100 targets for use in small molecule and antibody discovery.

        Schering-Plough. In June 1996, we entered into a collaboration agreement with Schering-Plough. Under this agreement, Schering-Plough has the right to use our human gene technology and biological information developed by us and GlaxoSmithKline to discover, develop and commercialize products. Schering-Plough was also granted an option to co-develop and co-commercialize up to two of our therapeutic protein products to which we have exclusive development and commercialization rights under our agreements with GlaxoSmithKline. This option can also be exercised with respect to proteins we elect to license to third parties. In 2000, Schering-Plough exercised one of its two options with the selection of a novel interferon discovered by us. We will receive milestones and royalty payments for any product developed from this protein. Schering-Plough is obligated to pay license fees, research payments and milestone payments in connection with the development of products. Schering-Plough has paid us $32.5 million under this agreement. We also have a collaboration with Schering-Plough related to gene therapy by which Schering-Plough was granted a non-exclusive license to use our human gene technology to conduct research and an option to obtain an exclusive license to specific genes in the field of gene therapy. Schering-Plough has paid us $5.0 million under this second collaboration agreement.

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

        Sanofi-Synthelabo. In July 1996, we entered into a collaboration agreement with Sanofi-Synthelabo. Under this agreement, Sanofi-Synthelabo has the right to use our human gene technology and biological information developed by us and GlaxoSmithKline to discover, develop and commercialize products. Sanofi-Synthelabo is obligated to pay license fees, research payments and milestone payments in connection with the development of products. Sanofi-Synthelabo has paid us an aggregate of $22.5 million under this agreement.

TECHNOLOGY COLLABORATIONS

Antibodies and Peptides

        Abgenix. In November 1999, we entered into a collaboration and license agreement with Abgenix relating to the field of fully human antibody drug candidates, which was amended in 2001. Pursuant to this agreement, as amended, we licensed technology from Abgenix that we will use to generate fully human antibody drug candidates. We will independently develop and seek to commercialize antibody-based drugs from this collaboration. Abgenix also has an option to develop and commercialize products derived from our antigens. We and Abgenix will pay reciprocal milestone and royalty payments for products developed and commercialized.

        Cambridge Antibody Technology (CAT). In August 1999, we entered into an antibody license agreement with CAT for the development of fully human antibody therapeutics for up to three of our target human proteins. Pursuant to this agreement, we have entered into an exclusive license agreement to an anti-BLyS antibody discovered in collaboration with CAT. Under this 1999 agreement, we have paid CAT $0.8 million towards the achievement of the first contractual milestone through the end of 2001. In February 2000, we entered into a broader agreement with CAT that provides us with the right to use their technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. Under this 2000 agreement, we paid CAT $12.0 million for ten years of committed research support. We also plan to combine our resources to develop and sell a significant number of therapeutic antibody products. CAT has the right to select up to twenty-four of our proprietary antigens for preclinical development. We have the option to share clinical development costs and to share the profits equally with them on up to eighteen such products. CAT has rights to develop six such products on their own. We are entitled to clinical development milestone and royalty payments on those six products. Under the 2000 agreement, we paid CAT $1.0 million in December 2001 to exercise our option with respect to TRAIL Receptor 1, an antibody product. We also invested approximately $54.7 million for ordinary shares of CAT. In November 2000, we sold a portion of our CAT holdings at a gain of approximately $5.9 million.

        Dyax. In February 2000, we entered into a license agreement with Dyax relating to Dyax' phage display and peptide technology, which was amended in 2001. Under the agreement, as amended, we have the right to use Dyax' phage display technology to develop an unlimited number of therapeutic and diagnostic products that we may sell or outlicense. In 2000, we paid Dyax $6.0 million for the technology license. Through 2001, we have paid $4.7 million for research support. Over the next year, we will pay Dyax approximately $1.3 million for committed research support. We will provide milestone and royalty payments to Dyax on products we develop and sell or will share revenue we receive from outlicensees. The licensed technologies include Dyax' phage display technology to create peptide drugs, human monoclonal antibody drugs and in vitro diagnostic products. In addition, we have the right to require that Dyax perform research in the fields of protein separation and high-throughput screening technology. We also have rights to improvements in Dyax' phage display technology.

        Praecis. In February 2000, we entered into a collaboration agreement with Praecis relating to the field of small molecule drugs, including peptides. Under the agreement, Praecis will screen two of our targets to identify novel small molecule drugs to combat metabolic disorders and infectious diseases.

        Medarex. In July 2001, we entered into a collaboration agreement with Medarex relating to the creation of fully human antibodies. Under the agreement, Medarex plans to use its technology to create antibody leads that are specific for target proteins that we discovered. We have the option to exclusively license therapeutic and diagnostic antibody products and Medarex is entitled to receive license fees, milestone payments and royalties on any commercial sales of products resulting from the collaboration.

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

        Vascular Genetics. In November 1997, we entered into an agreement with Vascular Genetics whereby we granted Vascular Genetics an exclusive license in the field of gene therapy for our VEGF-2 gene. As of December 31, 2001, we held an approximately 27% equity interest in Vascular Genetics. We are also entitled to receive up to 10% royalties on net sales.

Fusion Technology

        Aventis Behring. In October 2000, we entered into a joint development and commercialization agreement with Aventis Behring to co-develop and jointly market an Aventis Behring plasma protein product.

Other

        Dow Chemical. In October 2000, we entered into an agreement with Dow Chemical Company to develop a drug for the treatment of B-cell malignancies. This agreement combines one of Dow's patented technologies, bifunctional chelation agents (BFCA) with BLyS, one of our protein discoveries. Dow's BFCA technology is capable of attaching a variety of radioactive metals to BLyS, resulting in a "radiolabeled" version of the protein.

        MDS Nordion. In October 2001, we entered into an agreement with MDS Nordion, a unit of MDS Inc., whereby MDS Nordion will manufacture LymphoRad(131) at a GMP manufacturing suite under construction at its Ottawa, Canada facility. We will supply MDS Nordion with the targeting protein, B Lymphocyte Stimulator
(BLyS) and MDS Nordion will use a process it developed for us that covalently binds the radioactive isotope iodine(131) to the BLyS protein.

MICROBIAL COLLABORATIONS

        MedImmune. We entered into a collaboration and license agreement with MedImmune in July 1995, which we amended in March and December 1997. This agreement is related to the development of drugs based upon certain infectious agents sequenced by us or The Institute For Genomic Research (TIGR) or as to which we hold licenses. Programs under this agreement include the creation of vaccines and immunotherapeutics for non-encapsulated Haemophilus influenzae, Streptococcus pneumoniae, Escherichia coli, Helicobacter pylori and Borrelia burgdorferi. MedImmune sub-licensed the Streptococcus pneumoniae vaccine technology to GlaxoSmithKline. We are entitled to a portion of the payments received by MedImmune under its sub-license. In 2000, we received $1.0 million from MedImmune.

        Pharmacia. In October 1996, we entered into an agreement with Pharmacia in which we granted to Pharmacia a nonexclusive license to conduct research and to make, use and sell products based on genes of Staphylococcus aureus and the pathogenicity islands of Escherichia coli sequenced by us.

PATENTS AND PROPRIETARY RIGHTS

        Our commercial success depends in large part on our ability to obtain patent or other intellectual property protection for genes we discover. The patent protection available to biotechnology firms is highly uncertain and involves complex legal and factual questions that will determine who has the right to develop a particular product. There have been, and continue to be, intensive discussions on the scope of patent protection for both partial gene sequences and full-length genes. The Patent and Trademark Office issued new guidelines for patents in 2001 which clarify certain requirements for obtaining a patent on a gene sequence. The biotechnology patent situation outside the U.S. is even more uncertain and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products.

        As of March 1, 2002, we had filed U.S. patent applications with respect to many human genes and their corresponding proteins. We have also filed U.S. patent applications with respect to all or portions of the genomes of eight infectious microorganisms and one non-infectious microorganism. As of March 1, 2002, we had 205 U.S. patents covering human genes and proteins. The remaining applications covering full-length genes and their corresponding proteins may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases. In certain instances, we will be dependent upon our collaborators to file and prosecute patent applications.

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

        Issued patents may not provide commercially meaningful protection against competitors. Any issued patent may not provide us with competitive advantages. Others may challenge our patents or independently develop similar products that could result in an interference proceeding in the Patent and Trademark Office. Others may be able to design around our issued patents or develop products providing effects similar to our products. In addition, others may discover uses for genes or proteins other than those uses covered in our patents, and these other uses may be separately patentable. The holder of a patent covering the use of an invention which we have a patent claim could exclude us from selling a product for a use covered by its patent.

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

        In addition, any gene therapy products developed by us will require regulatory approvals prior to human trials and additional regulatory approvals prior to commercialization. New human gene therapy products are subject to extensive regulation by the FDA and the Center for Biological Evaluation and Research and comparable agencies in other countries. Currently, each human-study protocol is reviewed by the FDA and, in some instances, the National Institutes of Health, on a case-by-case basis. The FDA and the National Institutes of Health have published guidance documents with respect to the development and submission of gene therapy protocols.

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

        In order to commercialize pharmaceutical products, we or one of our collaborators must sponsor and file an investigational new drug application and be responsible for initiating and overseeing the human studies to demonstrate the safety and efficacy and, for a biologic product, the potency, which are necessary to obtain FDA approval of any such products. For our or our collaborator-sponsored investigational new drug applications, we or our collaborator will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the investigational new drug application. Human trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and pharmacology of the drug, involve fewer than 100 subjects and may take from six months to over a year to complete. Phase II exploratory trials normally involve a few hundred patients, but in some cases may involve fewer. Phase II trials are designed primarily to demonstrate safety and preliminary effectiveness in treating or diagnosing the disease or condition for which the drug is intended. Phase III trials are expanded trials with larger numbers of patients which are intended to gather the additional information for proper dosage and labeling of the drug and demonstrate its overall safety and effectiveness. All three phases generally take three to five years, but may take longer, to complete. Regulations promulgated by the FDA may shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases which lack available alternative treatments.

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

SOURCES OF SUPPLY

        We currently are able to obtain our chemicals and equipment from various sources, and therefore, have no dependence upon a single supplier. We are currently dependent upon one manufacturer, MDS Nordion of Ottawa, Canada, for the radiolabeling of LymphoRad(131), a product for which we have filed an Investigation New Drug application with the FDA. If we are unable to secure an adequate supply of this product at commercially reasonable rates, our ability to continue with the intended human clinical trials would be adversely affected.

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

        During 1997 and 1998, we designed and the Maryland Economic Development Corporation (MEDCO) constructed an 84,000 square foot process development and manufacturing facility for the preparation of our proteins for human studies. The facility now comprises approximately 127,000 square feet, including a 43,000 square foot expansion completed in 2000, and is located in the Johns Hopkins Belward Research Campus near our offices and research laboratories. The original facility was completed in 1999. We designed the facility to allow for the production and purification of multiple laboratory-produced proteins. We are using the facility for production of laboratory and human study supplies of our therapeutic proteins under cGMP requirements and for process development and scale-up. The FDA must inspect and license this facility to determine compliance with cGMP requirements for commercial production. A delay in licensing of the facility could delay or increase the cost of regulatory approval. We have entered into long-term lease arrangements with MEDCO for the facility and the expansion. Under these lease agreements, which we have accounted for as operating leases, we have the option to purchase the properties, during and at the end of the lease term. Our option to purchase these facilities is at declining, pre-determined amounts during the lease term and is approximately $19.4 million at the end of the lease term. Alternatively, we can vacate the facilities. We are not contingently liable for any residual value guarantee associated with these properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional discussion.

        Our long-range plan is to establish additional manufacturing capabilities to allow us to meet our full commercial manufacturing requirements. We are currently designing a large-scale manufacturing facility to allow for the production of proteins and antibodies to be used for both clinical and commercial use. This 405,000 square foot facility will be located adjacent to the existing process development and manufacturing facility and is expected to be available for occupancy in 2004. The FDA must inspect and license this facility to determine compliance with cGMP requirements for commercial production. A delay in licensing of the facility could delay or increase the cost of regulatory approval. During 2001, we entered into a seven-year lease agreement relating to this facility. As part of this agreement, we are required to maintain collateral with the lending institutions in amounts equal to 100% of the financed project cost of approximately $226.0 million for the duration of the lease. Under this lease agreement, which we have accounted for as an operating lease, we have the option to purchase the property, during and at the end of the lease term, for approximately $226.0 million. Alternatively, we can cause the property to be sold to third parties. We are contingently liable for the residual value guarantee associated with the property in the event the net sale proceeds are less than the original financed costs of the facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional discussion.

        While we are expanding our manufacturing capabilities, we may contract with third party manufacturers or may develop products with partners and take advantage of such partner's manufacturing capabilities. We may not be able to successfully establish manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.

MARKETING

        We do not currently have any marketed products. We expect that in the future we will rely at least partially on collaborators or on third parties with whom we may contract to market any products that we may develop. Our collaborators or other third parties may not be successful in marketing our products. To date, we have collaborated with GlaxoSmithKline, Schering-Plough and others. However, we also may co-promote or retain North American rights to certain of our products. If we decide to market products directly, we will incur significant additional expenditures and commit significant additional management resources to develop an external sales force in order to implement our marketing strategy. We may not be able to establish a successful marketing force.

EMPLOYEES

        As of March 1, 2002, we had 1,010 full-time employees, of whom 836 were in research and development, including 153 scientists holding doctoral degrees. We anticipate hiring approximately 150 additional employees during the next six months, including research and development staff, process development and manufacturing personnel, and medical and regulatory affairs and strategic marketing staff. None of our employees is covered by a collective bargaining agreement and we consider relations with our employees to be good.

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

        - obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

        - develop efficient production facilities meeting all regulatory requirements or enter into arrangements with third parties to manufacture our products on our behalf; and

        - deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.

        Although we have initiated human studies with respect to eight products, we have limited experience with these activities and may not be successful in developing or commercializing these or other products.

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

        - poor or unanticipated effectiveness of products during the clinical trials; or

        - government or regulatory delays.

        Seven of our products, mirostipen, repifermin, BLyS, LymphoStat-B, Albuferon, Albutropin and Albuleukin have advanced to clinical trials. Two products are awaiting clearance from the FDA to enter human clinical trials. For all of our trials except the repifermin wound healing trial, only a limited number of patients is involved. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable FDA guidelines and are not sufficient to support an application for regulatory approval without further studies. In two trials of repifermin, the drug was shown to be safe, but was not shown to be effective. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. Regulatory authorities may not permit us to undertake any additional clinical trials.

BECAUSE THE CLINICAL TESTING OF VEGF-2 MUST RECEIVE FDA APPROVAL BEFORE VGI CAN RESUME ITS PHASE II TRIALS, THE CLINICAL SUCCESS OF VEGF-2 IS UNCERTAIN.

        Clinical trials of VEG-2 by Vascular Genetics were placed on clinical hold by the FDA in February 2000. These trials were removed from clinical hold in October 2001. Prior to the hold, four clinical trials of VEGF-2 had been ongoing. Vascular Genetics announced the completion of three of these trials because enrollment and treatment were complete. In the fourth study, a majority of the target patients had been enrolled and treated. During the hold period, Vascular Genetics provided the FDA with results which were being compiled from the clinical trials, in addition to providing measurements of the amount of the VEGF-2 protein in patient blood samples. Vascular Genetics must receive approval from the FDA before it can initiate additional trials.

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

        We have received all our revenue from payments made under our collaboration agreements with GlaxoSmithKline and, to a lesser extent, other agreements. The GlaxoSmithKline collaboration agreement and many of our other collaboration agreements expired in 2001. None of these collaboration agreements was renewed. We may not be able to enter into additional collaboration agreements. We are entitled to certain milestone and royalty payments from the existing collaborators, but may not receive payments if our collaborators fail to:

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

FINANCIAL AND MARKET RISKS

BECAUSE OF OUR SUBSTANTIAL INDEBTEDNESS, WE MAY BE UNABLE TO ADJUST OUR STRATEGY TO MEET CHANGING CONDITIONS IN THE FUTURE.

        As of December 31, 2001, we had long-term obligations of approximately $504.0 million. We also had future guarantee obligations of approximately $459.4 million under certain facility leases. Our substantial debt and future guarantees will have several important consequences for our future operations. For instance:

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

WE HAVE ENTERED INTO TWO FACILITY LEASE ARRANGEMENTS THAT ARE NOT REQUIRED TO BE REFLECTED ON OUR BALANCE SHEET BUT THAT CONSTITUTE SIGNIFICANT FINANCIAL OBLIGATIONS AND POSSIBLE RISKS.

        In the fourth quarter of 2001, we entered into two facility leases with respect to three facilities that are currently in design or under construction and one previously-constructed facility. We lease these facilities from trusts controlled by third parties established solely for the transactions. Under accounting principles generally accepted in the United States, these leases are treated as operating leases. Economically, we may be responsible for up to $526.0 million of the cost of these facilities because of guarantees we made in connection with the leases in the event we default on our obligations under the leases. These obligations are not required to be reflected as liabilities on our balance sheet, but are described in footnotes to our financial statements. We are required to pledge marketable securities as security for our obligations under the leases and the related documents. As of December 31, 2001, we included approximately $144.9 million of restricted investments on our balance sheet, of which approximately $132.1 million was held as restricted investments providing collateral for our obligations with respect to these facilities. As the facilities are constructed, we will be required to restrict additional cash or investments as collateral for our obligations under these leases in order to reach the full amount of collateralization, which will reduce our working capital. When the facilities are completed, we expect that we will include approximately $526.0 million in restricted investments on our balance sheet. If the value of our pledged investments declines, because of an increase in interest rates or otherwise, we would need to pledge additional investments which would further reduce our working capital. The rent under these leases is based on a floating interest rate, but the trusts at our request can lock in a fixed interest rate at an interest rate premium. To date, the trusts have fixed the interest rate for approximately $56.0 million of the financed project cost. To the extent the trusts do not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. These leases have a term of seven years. If we desire to remain in the facilities upon lease expiration, we would need to refinance or buy the facilities at the financed project cost. We cannot assure you that refinancing will be available on comparable terms, if at all. Further, in the event the facilities are sold, we have guarantee obligations which make us responsible to the extent that the value of the facilities is less than the financed project cost and which reach a maximum guarantee obligation of approximately $459.4 million if the value of the facilities declined below approximately 15% of the financed project cost. While we believe that these leases provide a useful financing mechanism for the facilities, adverse public perception of such lease arrangements and the associated risks may cause our stock price to decline. In addition, we understand that the accounting treatment for these leases may be changed by the Financial Accounting Standards Board in 2002 and may require us to include these leased facilities and the related lease obligations on our balance sheet as assets and liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

   Our stock price, like the stock prices of other emerging and biotechnology companies, has been highly volatile. During 2001, the closing price of our common stock has been as low as $28.00 per share and as high as $75.31 per share. The market price of our common stock could fluctuate widely because of:

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

INTELLECTUAL PROPERTY RISKS

IF PATENT LAWS OR THE INTERPRETATION OF PATENT LAWS CHANGE, OUR COMPETITORS MAY BE ABLE TO DEVELOP AND COMMERCIALIZE OUR DISCOVERIES.

   The patent protection available to biotechnology firms is highly uncertain and involves complex legal and factual questions that will determine who has the right to develop a particular product. There have been, and continue to be, intensive discussions on the scope of patent protection for both partial gene sequences and full-length genes. The Patent and Trademark Office issued new guidelines for patents in 2001 which clarify certain requirements for obtaining a patent on a gene sequence. The biotechnology patent situation is even more uncertain outside the U.S. and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws which allow others to use our discoveries or develop and commercialize our products.

IF OUR PATENT APPLICATIONS DO NOT RESULT IN ISSUED PATENTS, OUR COMPETITORS MAY OBTAIN RIGHTS TO AND COMMERCIALIZE THE DISCOVERIES WE ATTEMPTED TO PATENT.

   Our pending applications covering full-length genes and their corresponding proteins may not result in the issuance of any patents. As of March 1, 2002, we had filed patent applications for many human genes and their corresponding proteins and all or portions of genomes of eight infectious microorganisms and one non-infectious microorganism. As of that date, we had only 205 U.S. patents covering human genes and proteins. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, we may not obtain enforceable patents on genes we may want to commercialize.

IF INFORMATION ABOUT THE GENES WE DISCOVER IS PUBLISHED BY OTHERS BEFORE WE APPLY FOR PATENT PROTECTION, WE MAY BE UNABLE TO OBTAIN PATENT PROTECTION, WHICH WOULD ENABLE OTHERS TO DEVELOP AND COMMERCIALIZE OUR DISCOVERIES.

   Washington University has identified genes through partial sequencing funded by Merck & Co. and has deposited those partial sequences in a public database. In January 1997, The Institute for Genomic Research, or TIGR, in collaboration with the National Center for Biological Information, disclosed full-length DNA sequences which are reportedly in excess of 35,000 sequences that were assembled from partial gene sequences available in publicly accessible databases or sequenced at TIGR. In June 2000, the Human Genome Project and Celera Genomics Corporation completed an initial sequencing of the human genome and published papers on this sequencing in February 2001. These public disclosures might limit the scope of our claims or make unpatentable subsequent patent applications on full-length genes we file. Any publication of sequence information may prevent us from obtaining patent protection for some genes in which we may have a scientific or commercial interest.

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

IF WE LOSE OR ARE UNABLE TO ATTRACT KEY MANAGEMENT OR OTHER PERSONNEL, WE MAY EXPERIENCE DELAYS IN PRODUCT DEVELOPMENT.

   We depend on our senior executive officers as well as key scientific and other personnel. Only a few of our key personnel are bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Our employment agreement with Dr. William A. Haseltine, our Chairman of the Board and Chief Executive Officer, expires in February 2003. Although Dr. Haseltine's employment agreement automatically extends for additional one year terms, either party can terminate the agreement four months prior to the end of the applicable term. If Dr. Haseltine decides to terminate his employment with us, this termination could delay the commercialization of our products or prevent us from becoming profitable. Further, we have not purchased key-man life insurance on any of our executive officers or key personnel, and therefore may not have adequate funds to find acceptable replacements for them. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to complete human studies successfully and develop marketable products.

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

OTHER RISKS RELATED TO OUR BUSINESS

BECAUSE WE DEPEND ON A SINGLE MANUFACTURER FOR THE RADIOLABELING OF LYMPHORAD(131), WE MAY BE UNABLE TO OBTAIN SUFFICIENT QUANTITIES OF THIS PRODUCT AT COMMERCIALLY ACCEPTABLE RATES.

   We are currently dependent upon one manufacturer, MDS Nordion, for the radiolabeling of LymphoRad(131), a product for which we have filed an Investigation New Drug application with the FDA. If we are unable to secure an adequate supply of this product at commercially reasonable rates, our ability to continue with the intended human clinical trials would be adversely affected.

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

   During 1997 and 1998, we designed and MEDCO constructed a process-development and manufacturing facility for the preparation of our proteins for human studies. MEDCO completed an expansion of this facility in 2000. In 2001, we began to design a large-scale manufacturing facility adjacent to the existing process development and manufacturing facility. This 405,000 square foot facility is being designed to enable us to produce commercial quantities of our therapeutic proteins and antibodies. This facility will cost approximately $226.0 million to complete and is expected to open in 2004. The FDA must inspect and license these facilities to determine compliance with cGMP requirements before any commercial production can occur. A delay in the licensing of these facilities could delay or increase the cost of regulatory approval. We may not be able to successfully establish manufacturing capabilities and manufacture our products economically or in compliance with cGMPs and other regulatory requirements.

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

ITEM 2. PROPERTIES

    We currently lease and occupy approximately 677,000 square feet of laboratory and office space in ten buildings in Rockville, Maryland. Our leased space includes approximately 415,000 square feet of laboratory space, approximately 203,000 of manufacturing space secured through long-term leases and approximately 59,000 square feet of administrative office space.

    In addition, several construction projects are underway that will significantly increase our square footage under lease as follows:

                                        APPROXIMATE
                                           SIZE          ANTICIPATED
                PROJECT                (SQUARE FEET)    OCCUPANCY DATE
                -------                 -----------     --------------
    Research building                      73,000            2003
    Laboratory and office campus          624,000            2003
    Large-scale manufacturing
    facility                              405,000            2004

    For additional discussion of the financing of these three facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

    We anticipate that the construction of the laboratory and office campus will enable us to continue to expand our operations in close proximity to one another. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business.

ITEM 3. LEGAL PROCEEDINGS

    We are not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At our Annual Meeting of Shareholders, held on May 23, 2001, the following proposals were approved.

                                                           Affirmative             Votes
                                                              Votes               Withheld
                                                         ----------------     -----------------

          TERMS EXPIRING IN 2004
          Jurgen Drews, M.D.                                 101,999,504            10,435,534
          James B. Wyngaarden, M.D.                          111,637,197               797,841

The following proposals were approved at our Annual Meeting of Shareholders:


                                                      Affirmative      Negative
                                                        Votes            Votes       Abstentions
                                                      -----------     ------------   -------------
1.      Amendment to the Company's Restated
        Certificate of Incorporation (Fifth)
        to increase the Company's authorized
        common stock from 250,000,000 to
        400,000,000 shares.                          110,654,968       1,654,693         125,377


2.      Amendment of the 2000 Stock Incentive Plan.   63,646,004       26,338,481         130,138

        Ratification of the selection of Ernst &
        Young, LLP as independent auditors for the
3.      fiscal year ending December 31, 2001.         112,248,096         131,299          55,642

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




                             2000                HIGH             LOW
                      First Quarter             $112.63          $34.56

                      Second Quarter            $ 75.93          $27.63

                      Third Quarter             $ 89.91          $60.41

                      Fourth Quarter            $100.94          $58.50

                             2001           HIGH          LOW

                      First Quarter             $ 67.81          $40.38

                      Second Quarter            $ 75.31          $39.19

                      Third Quarter             $ 58.80          $28.00

                      Fourth Quarter            $ 47.28          $30.88


As of January 31, 2002, there were approximately 774 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future, in part because existing contractual agreements prohibit such dividends. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        We present below our selected consolidated financial data for the years ended December 31, 2001, 2000 and 1999, and as of December 31, 2001 and 2000 which have been derived from the audited consolidated financial statements included elsewhere herein and should be read in conjunction with such consolidated financial statements and the accompanying notes. We present below our selected financial data for the years ended December 31, 1998 and 1997, and as of December 31, 1999, 1998 and 1997 which have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business." Per share data has been restated to reflect two two-for-one stock splits, paid in the form of stock dividends on January 28, 2000 and on October 5, 2000.

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                        2001        2000          1999          1998         1997
                                        ----        ----          ----          ----         ----
                                             (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
STATEMENT OF OPERATIONS DATA:
Revenue-research and
development collaborative
contracts:

       Third parties...............   $ 10,250     $ 19,500       $20,280      $27,030      $25,605

       Related parties.............      2,568        2,568         4,244        2,568            -
                                       -------      -------        ------       ------       ------

  Total revenue....................     12,818       22,068        24,524       29,598       25,605
                                       -------      -------        ------       ------       ------
Costs and expenses:
  Research and development:
     Direct expenditures..........     146,276       91,456        60,607       47,006       39,893

     Purchased in-process
       research and development...           -      134,050             -            -            -

     Payments under research
       services agreement.........           -            -             -            -        6,247
                                       -------      -------        ------       ------       ------
  Total research and
       development................     146,276      225,506        60,607       47,006       46,140
  General and administrative......      38,714       27,083        14,838       14,370       11,113
                                       -------      -------        ------       ------       ------
Total costs and expenses..........     184,990      252,589        75,445       61,376       57,253
                                       -------      -------        ------       ------       ------
   Income (loss) from operations..    (172,172)    (230,521)      (50,921)     (31,778)     (31,648)

Net interest income...............      81,228       40,147         8,977       11,047       10,500

Charge for impaired investment....     (22,314)           -             -            -            -

Debt conversion expenses..........      (3,894)     (50,818)            -            -            -

Other income......................           -        5,861             -            -            -


Equity in income (loss) in joint
  venture.........................           -            -             -       (2,226)           -
                                       -------      -------        ------       ------       ------
Income (loss) before taxes and
 cumulative effect of change in
 accounting principle (1).........    (117,152)    (235,331)      (41,944)     (22,957)     (21,148)

Provision for  income taxes.......           -          225           225          225          245
                                       -------      -------        ------       ------       ------
Net income (loss) before
 cumulative effect of change in
 accounting principle (1) .........   (117,152)    (235,556)      (42,169)     (23,182)     (21,393)


Cumulative effect of change in
 accounting principle (2)..........          -       (8,250)            -            -            -
                                       -------      -------        ------       ------       ------
Net income (loss) (1) ............   $(117,152)   $(243,806)     $(42,169)    $(23,182)    $(21,393)
                                       =======      =======        ======       ======       ======

                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------

                                      2001          2000        1999          1998           1997
                                      ----          ----        ----          ----           ----
                                             (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
STATEMENT OF OPERATIONS DATA:
Net income (loss) per share
 before cumulative effect of
 change in accounting principle,
 basic and diluted (1) (3)......     $    (0.92)  $   (2.12)  $  (0.46)    $   (0.26)   $   (0.25) (4)
Cumulative effect of change in
 accounting principle...........              -       (0.08)         -             -            -
                                       --------     --------    -------      --------     --------
Net income (loss) per share,
 basic and diluted (1) (3)......     $    (0.92)  $   (2.20)  $  (0.46)    $   (0.26)   $   (0.25) (4)
                                       ========     ========    =======      ========     ========


Pro forma amounts assuming the
accounting change is applied
retroactively:

 Net income (loss) ..............        N/A (5)  $(235,556)  $(42,169)    $ (24,182)   $ (20,393)
                                                    ========    =======      ========     ========

 Net income (loss) per share,
 basic and diluted...............        N/A (5)  $   (2.12)  $  (0.46)    $   (0.27)   $   (0.24)
                                                    ========    =======      ========     ========

OTHER DATA:
Ratio of earnings
  to fixed charges .............              -           -          -             -            -


Coverage deficiency (1).........     $ (117,152)  $(235,331)  $(41,944)    $ (22,957)   $ (21,148)
                                       ========     ========    =======      ========     ========

                                                            AS OF DECEMBER 31,
                                                            ------------------
                                         2001        2000        1999         1998         1997
                                         ----        ----        ----         ----         ----
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents,
 short-term and restricted
 investments (6)................     $1,689,311   $1,774,640    $466,192     $188,516     $211,794
Total assets (7) ...............      1,865,004    1,948,525     527,725      244,247      236,232
Total debt and capital lease,
  less current portion .........    503,970 (7)      533,146     326,336        1,780        2,224
Retained deficit................       (481,831)    (364,679)   (120,873)     (78,704)     (55,522)
Total stockholders' equity......      1,304,463    1,362,955     169,068      208,848      223,254

------------------------------------------------------------------------------

(1) For 2001, amounts include non-recurring charges aggregating $26,208 arising from a charge for impaired investment and debt conversion expenses of $22,314, or $0.18 per share, and $3,894, or $0.03 per share, respectively. For 2000, amounts include non-recurring charges aggregating $184,868 arising from purchased in-process research and development and debt conversion expenses of $134,050, or $1.21 per share, and $50,818, or $0.46 per share, respectively.

(2) The cumulative effect of change in accounting principle is a one-time, non-cash charge relating to our implementation of Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 was issued by the Securities and Exchange Commission (SEC) in December 1999. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of our implementation of SAB 101 was to defer revenue recognition for certain portions of the revenue we previously recognized under our collaborative agreements into future accounting periods. For further discussion, see Note B of the notes to our consolidated financial statements included herein.

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

(5) Pro forma presentation of the accounting change is not applicable for fiscal year 2001 as the change was implemented in 2000, retroactive to January 1, 2000.

(6) "Cash, cash equivalents, short-term and restricted investments" for 2001, 2000, 1999, 1998 and 1997 includes $144,901, $12,332, $11,637, $6,749 and
    $6,582, respectively of restricted investments relating to certain operating leases.

(7) "Total assets" for 2001, 2000, 1999, 1998 and 1997 includes $144,901,
    $12,332, $11,637, $6,749 and $6,582, respectively, of restricted investments relating to certain operating leases. "Total debt and capital lease, less current portion" for 2001 does not include any operating lease obligations under various facility and equipment lease arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   We are a leading genomics and biopharmaceutical company focused on therapeutic product development and functional analysis of genes using our proprietary technology platform. We discover, develop and intend to commercialize novel compounds for treating and diagnosing human disease based on the identification and study of genes. We focus our internal product development efforts on therapeutic proteins, antibodies, peptides and fusion proteins and we use collaborations for the development of gene therapy products and small molecule drugs. We have discovered a large number of genes through our genomics capabilities and have developed a rapidly evolving product pipeline based on our discoveries.

   We have seven products, including three therapeutic proteins, one antibody and three albumin fusion products that we have advanced into human clinical trials; two products are awaiting approval from FDA to enter human clinical trials; a tenth product, a gene therapy product based on a gene we discovered, has been licensed to Vascular Genetics, Inc. (VGI) and is in human clinical trials being conducted by VGI; an eleventh product, an enzyme that lowers levels of lipoprotein-associated phospholipase A2 (Lp-PLA2), was discovered by GlaxoSmithKline (GSK) as part of our collaboration with GSK and is also in human clinical trials being conducted by GSK. We have a number of additional products in preclinical development.

   We have extensive capabilities in gene discovery, intellectual property protection and preclinical and clinical development and have established a manufacturing capability for the preparation of our proteins, antibodies and fusion proteins for human studies. We intend to add sales and marketing as appropriate and are currently adding additional manufacturing capabilities. We have established strategic partnerships with a number of leading pharmaceutical and biotechnology companies to leverage our capabilities and gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide us with research funding and milestone payments, along with royalty payments as products are developed and commercialized. We are also entitled to certain co-promotion, co-development, revenue sharing and other product rights.

    We have not received any product sales revenue or royalties from product sales and do not anticipate revenues from product sales or from royalties on product sales in the next several years. From inception through December 31, 2001, we have received (1) $70.0 million in revenue, $55.0 million in equity payments and $1.0 million in a milestone payment pursuant to our collaboration agreements with GlaxoSmithKline, (2) payments of $87.5 million from additional collaboration partners and (3) an aggregate of $60.8 million from other collaborators, including common stock from Transgene S.A. valued at $25.7 million, $16.0 million from Pioneer Hi-Bred International, Inc., $9.0 million from Pharmacia & Upjohn Company, $5.0 million from Schering-Plough (in addition to certain payments received from Schering-Plough pursuant to our additional collaboration partner agreements), $3.0 million from F. Hoffmann-La Roche, $1.1 million from OraVax Merieux Co. and Merieux OraVax S.N.C., and $1.0 million from MedImmune. To date, we have received all of our revenue from payments made under our collaboration agreements with GlaxoSmithKline and, to a lesser extent, other agreements. The GlaxoSmithKline collaboration agreement and many of our other collaboration agreements expired in 2001 and will only generate additional milestone and royalty payments if our collaborators successfully develop drugs based on our technology. We may not receive any of these payments and may not be able to enter into additional collaboration agreements.

    We expect that our revenue sources for at least the next several years may be limited to interest income, payments under various collaboration agreements to the extent milestones are met, payments from the sale of product rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, which are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein, antibody and fusion protein product candidates. As a result, we expect to incur continued and increasing losses over the next several years unless we are able to realize additional revenues under existing or new collaboration agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

    The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

    We carry our cash, cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses at their respective fair values. Our other assets include deferred financing costs relating to our convertible subordinated notes. We are amortizing these costs over the life of the notes and, in the event the notes are converted to equity, we would reclassify the unamortized deferred financing costs to equity. We periodically monitor these fair values to determine if impairment write-downs are required.

    We lease various real properties under operating leases that generally require us to pay taxes, insurance and maintenance. Two of our operating leases are commonly referred to as "synthetic leases". A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset to the lessee, and at least 3% of the third party funds represent risk equity. Our synthetic leases are treated as operating leases for accounting purposes and financing leases for tax purposes. While we recently entered into these synthetic leases, we will periodically review the fair values of the properties being leased or constructed in order to determine potential accounting ramifications. Changes in the equity participation of the third parties could affect the classification of this lease from operating to financing. In that event, we would include both the cost and debt associated with the properties on our consolidated balance sheet. Additionally, under these leases we also provide a residual value guarantee which guarantees the lessor that the residual value of the leased assets will be at least equal to a specified amount at lease termination.

    Revenue from non-refundable upfront license fees where we continue involvement through an obligation to provide access to our technology is recognized ratably over the period of obligation. Deferred revenues related to these obligations are recognized on a straight-line basis over the life of the obligation.

    Revenue associated with performance milestones is recognized based on the achievement of the milestones, as defined in the respective agreements.

    Research and development expenses include related salaries, contractor fees and allocated facility costs. Such costs are charged to research and development expense as incurred.


RESULTS OF OPERATIONS


YEARS ENDED DECEMBER 31, 2001 AND 2000

        Revenues. We had revenues of $12.8 million and $22.1 million for the years ended December 31, 2001 and December 31, 2000, respectively. The 2001 revenue consisted of the recognition of $9.2 million in license fees and additional payments from collaborations with Schering-Plough, Sanofi-Synthelabo, and Merck KGaA, the recognition of $2.6 million from the collaboration with Transgene, S.A. and $1.0 million in a milestone payment from GlaxoSmithKline. The 2000 revenue consisted of $18.5 million in license fees and additional payments from collaborations with Schering-Plough, Sanofi-Synthelabo, and Merck KGaA, the recognition of $2.6 million from the collaboration with Transgene, S.A., and $1.0 million in license revenue from MedImmune. In 2000, the Company implemented Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 impacts the Company's revenues pertaining to its collaborative agreements with Schering-Plough, Sanofi-Synthelabo, and Merck KGaA for both 2000 and 2001. See Note B of the Notes to Consolidated Financial Statements for additional discussion.

        Expenses. Research and development expenses increased to $146.3 million for the year ended December 31, 2001 from $91.5 million for the year ended December 31, 2000, excluding the $134.1 million charge for Purchased in-process research and development in 2000. We expect to continue to incur substantial expenses relating to our research and development efforts, which expenses are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of our protein, antibody and fusion product candidates.

We track our research and development expenditures by type of cost incurred - preclinical, clinical and manufacturing costs.

        Our preclinical costs increased to $79.3 million for the year ended December 31, 2001 from $58.3 million for the year ended December 31, 2000. This increase is due primarily to expanded activities, including toxicology studies, needed to support our investigational new drug filings that were made or will be made in the future, along with expanded activities in the area of antibody development, including increased outside collaboration costs and milestone payments.

        Our clinical costs increased to $27.8 million for the year ended December 31, 2001 from $11.1 million for the year ended December 31, 2000. This increase is due primarily to the cost of continuing ongoing trials from 2000 along with the cost of filing, initiating and sustaining new trials that began in 2001. We had seven drugs in eleven human clinical trials ongoing as of December 31, 2001 compared to four drugs in six human clinical trials ongoing as of December 31, 2000.

        Our manufacturing costs increased to $39.2 million for the year ended December 31, 2001 from $22.1 million for the year ended December 31, 2000. This increase is due to the increased production activities within our process development and manufacturing facilities needed to support our increased clinical activities.

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

        General and administrative expenses increased to $38.7 million for the year ended December 31, 2001 from $27.1 million for the year ended December 31, 2000 to support the increase in our activities. The increase also resulted from increased market research costs in connection with our expanding clinical activities and higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered. Patent expenses will continue to increase as additional applications are filed and existing applications are prosecuted in the United States and internationally.

        Interest income was $105.9 million for the year ended December 31, 2001 compared to $62.2 million for the year ended December 31, 2000 due to higher average cash and short-term investment balances. While we had higher average cash balances, the yield on our investments was 6.1% for the year ended December 31, 2001 as compared to 6.7% for the year ended December 31, 2000. Our average cash balance decreased during 2001 as a result of our net loss and capital expenditures in 2001, partially offset by proceeds from the issuance of stock pursuant to our stock option and employee stock purchase plans. Interest expense increased for the year ended December 31, 2001 in comparison to the year ended December 31, 2000 due primarily to a full year of interest expense in 2001 relating to the issuance of $525.0 million of convertible subordinated notes during the first quarter of fiscal 2000 partially offset by a reduction in interest expense associated with previously-issued convertible subordinated notes that were converted to equity during the first quarter of fiscal 2000.

        Charge for impaired investment of $22.3 million for the year ended December 31, 2001 relates to the reduction made to the carrying value in our equity investment in Transgene, S.A. We reduced the carrying value of this investment to $3.4 million from $25.7 million due to an impairment that we deemed to be other-than-temporary. See Note D of the Notes to Consolidated Financial Statements for additional discussion.

        Debt conversion expenses decreased to $3.9 million for the year ended December 31, 2001 from $50.8 million for the year ended December 31, 2000. The debt conversion expenses of $3.9 million relate primarily to the second quarter of 2001 conversion of $25.0 million aggregate principal of 5% convertible subordinated notes due 2007 into equity. The debt conversion expenses of $50.8 million relate to the first quarter of 2000 conversion costs of $318.3 million aggregate principal amount of convertible subordinated notes into equity. We converted $118.3

YEARS ENDED DECEMBER 31, 2001 AND 2000 (CONTINUED)

million of our $125.0 million aggregate principal amount of 5 1/2% notes due 2006 into common stock at a cost of $20.8 million, substantially all of which was paid in the form of common stock. In addition, we converted all of our $200.0 million aggregate principal amount of 5% notes due 2006 into common stock at a cost of $30.0 million, all of which was paid in cash. See Note I of the Notes to Consolidated Financial Statements for additional discussion.

        Other income of $5.9 million for the year ended December 31, 2000 relates to the gain realized on the sale of 290,000 ordinary shares of our investment in Cambridge Antibody Technology. See Note D of the Notes to Consolidated Financial Statements for additional discussion.

        Cumulative effect of a change in accounting principle of $8.3 million for the year ended December 31, 2000 relates to our implementation of SAB 101.

        Net Income (Loss). We recorded a net loss of $117.2 million, or $0.92 per share, for the year ended December 31, 2001 compared to a net loss of $243.8 million, or $2.20 per share, for the year ended December 31, 2000. The decreased loss for 2001 compared to 2000 reflects the absence of Purchased in-process research and development expense of $134.1 million, or $1.21 per share, reduction of debt conversion expenses, an increase in net interest income and the affect of the cumulative effect of a change in accounting principle recognized in 2000, partially offset by the charge for impaired investment, decreased revenue and the increase in manufacturing operations, increased investment in the development of preclinical and clinical drug candidates, and increased general and administrative activities. Excluding the charge for impaired investment incurred in 2001, the charges for debt conversion expenses for both 2001 and 2000, the Purchased in-process research and development and the cumulative effect of a change in accounting principle incurred in 2000, our net loss would have been $90.9 million, or $0.72 per share for the year ended December 31, 2001, compared to $50.7 million, or $0.46 per share for the year ended December 31, 2000.

YEARS ENDED DECEMBER 31, 2000 AND 1999

        Revenues. We had revenues of $22.1 million and $24.5 million for the years ended December 31, 2000 and December 31, 1999, respectively. The 2000 revenue consisted of $18.5 million in license fees and additional payments from collaborations with Schering-Plough, Sanofi-Synthelabo, and Merck KGaA, the recognition of $2.6 million from the collaboration with Transgene, S.A., and $1.0 million in license revenue from MedImmune. The 1999 revenue consisted of $18.5 million in license fees and additional payments from collaborations with Schering-Plough, Sanofi-Synthelabo, and Merck KGaA, the recognition of $4.2 million from the collaborations with Transgene, S.A. and Pharmacia, and $1.8 million in other revenue. SAB 101 impacted the Company's revenues pertaining to its collaborative agreements with Schering-Plough, Sanofi-Synthelabo, and Merck KGaA for 2000. See Note B of the Notes to Consolidated Financial Statements for additional discussion.

        Expenses. Research and development expenses increased to $91.5 million for the year ended December 31, 2000 from $60.6 million for the year ended December 31, 1999, excluding the $134.1 million charge for Purchased in-process research and development in 2000. We track our research and development expenditures by type of cost incurred - preclinical, clinical and manufacturing costs.

        Our preclinical costs increased to $58.3 million for the year ended December 31, 2000 from $41.2 million for the year ended December 31, 1999. This increase is due primarily to expanded activities, including toxicology studies, needed to support our investigational new drug filings that were made or will be made in the future, along with expanded activities in the area of antibody development, including increased outside collaboration costs.

        Our clinical costs increased to $11.1 million for the year ended December 31, 2000 from $5.4 million for the year ended December 31, 1999. This increase is due primarily to the cost of expanding our clinical trials in 2000 compared to the prior year. We had four drugs in six human clinical trials ongoing as of December 31, 2000 compared to two drugs in four human clinical trials ongoing as of December 31, 1999.

        Our manufacturing costs increased to $22.1 million for the year ended December 31, 2000 from $14.0 million for the year ended December 31, 1999. This increase is due to a full year of operations for our process

RESULTS OF OPERATIONS


YEARS ENDED DECEMBER 31, 2000 AND 1999

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

        Interest income was higher for the year ended December 31, 2000 compared to the year ended December 31, 1999 due to higher average cash balances. In addition, the yield on our investments was 6.7% for the year ended December 31, 2000 as compared to 5.3% for the year ended December 31, 1999. Our average cash balance increased during 2000 as a result of the placement of two convertible subordinated note offerings during 2000, totaling $525.0 million and a public offering of common stock which raised net proceeds of $912.7 million. Interest expense increased for the year ended December 31, 2000 in comparison to the year ended December 31, 1999 due primarily to the issuance of $525.0 million of convertible subordinated notes during the first quarter of fiscal 2000.

        We had debt conversion expenses of $50.8 million for the year ended December 31, 2000 but no debt conversion expenses in 1999.

        Other income of $5.9 million for the year ended December 31, 2000 relates to the gain realized on the sale of 290,000 ordinary shares of our investment in Cambridge Antibody Technology. See Note D of the Notes to Consolidated Financial Statements for additional discussion.

        Cumulative effect of a change in accounting principle of $8.3 million for the year ended December 31, 2000 relates to our implementation of SAB 101. As a result of the implementation of SAB 101, the Company recorded a charge of $8.3 million as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000. See Note B of the Notes to Consolidated Financial Statements for additional discussion.

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

LIQUIDITY AND CAPITAL RESOURCES

        We had working capital of $1.5 billion at December 31, 2001 as compared to $1.7 billion at December 31, 2000. The decrease in working capital is due to our net loss and capital expenditures, along with an increase in our restricted investments, partially offset by proceeds from the issuance of common stock. Our restricted investments totaled approximately $144.9 million and $12.3 million at December 31, 2001 and 2000, respectively. Our restricted investments will increase to approximately $541.0 million by 2004 assuming the full amount of $450.0 million of lease financing is used for construction activities and our other collateral obligations remain in place. We will be required to maintain this collateral in the form of restricted investments until 2008, at which time all or a portion of the collateral may be used to satisfy our residual value guarantees under the leases or to exercise our options to acquire the related properties. As a result, this increase in restricted investments will reduce our working capital.

        We expect to continue to incur substantial expenses relating to our research and development efforts, which expenses are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of an increasing number of therapeutic protein, antibody and fusion protein product candidates. At December 31, 2001, we had outstanding commitments for construction and equipment purchases totaling approximately $16.3 million.

        The amounts of expenditures that will be needed to carry out our business plans are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We are proceeding with numerous clinical trials, including one multi-year repifermin trial involving over 500 patients. We have several Phase I and Phase II trials underway and expect to initiate additional trials each year. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase I, Phase II and Phase III trials could span one year, one to two years and two to four years, respectively. The duration and cost of our clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them and the number of clinical sites to be engaged in the trial.

        We identify our potential drug candidates by conducting numerous preclinical studies. We may conduct multiple clinical trials to cover a variety of indications for each drug candidate. Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates. For example, in 2001, we announced that the results from our ulcerative colitis trials showed that our drug candidate, repifermin was safe and well-tolerated, but not shown to be effective. We are continuing to analyze the results to determine how to proceed with this indication.

        We are advancing many drug candidates, including therapeutic proteins, antibodies and fusion proteins, in part, to diversify the risks associated with our research and development spending. In addition, our manufacturing plants have been designed to enable multi-product manufacturing capability. Accordingly, we believe our future financial commitments, including preclinical, clinical or manufacturing, are not substantially dependent on any single drug candidate. Should we be unable to sustain a multi-product drug pipeline, our dependence on the success of one or a few drug candidates would increase.

        We must receive FDA approval to advance each of our products through each phase of clinical testing. Moreover, we must receive FDA regulatory approval to commercially launch any of our products. In order to receive such approval, the FDA must conclude that our clinical data establish safety and efficacy. We cannot be certain that we will establish sufficient safety and efficacy data to receive regulatory approval for any of our drugs.

        In addition, part of our business plan includes collaborating with others. For example, GlaxoSmithKline ("GSK") is conducting human clinical trials of an enzyme discovered by GSK as part of our collaboration with GSK, that lowers levels of lipoprotein-associated phospholipase A2 (Lp-PLA2), as a treatment for cardiovascular disease. We have no control over the progress or completion of these trials. While we received a $1.0 million payment from GSK in connection with a development milestone met by GSK during 2001, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.

        Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds and interest income will be sufficient to fund our operations for the next several years. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs (including our preclinical and clinical product development activities), the magnitude of those programs, the ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

        Our future liquidity and capital resources will be affected by our contractual obligations. These obligations are summarized below:

                                                    Payments Due by Period (dollars in thousands)
                                              ---------------------------------------------------------------
                                                        One year   Two to three  Four to five     After five
CONTRACTUAL OBLIGATIONS                        Total    or less       years        years             years
                                              ---------------------------------------------------------------
Long-term debt..................              $503,912      $444           $448     $3,120          $499,900
Capital lease obligation.......                    743       241            502          -                 -
Operating leases (1) (2).......                191,647    16,057         37,365     41,692            96,533
Unconditional purchase obligations (3)...       19,850    19,600            250          -                 -
Long-term collaboration obligations (4)..            -         -              -          -                 -
                                              ---------------------------------------------------------------
 Total contractual cash obligations (5)..     $716,152   $36,342        $38,565    $44,812          $596,433
                                              ===============================================================

   (1) Certain of our current or future lease payments are based upon currently applicable interest rates. See additional discussion of these facility leases below.

   (2) Certain of our operating leases contain residual value guarantees relating to two facility leases described below.

   (3) Our unconditional purchase obligations relate primarily to commitments for capital expenditures, consisting primarily of laboratory space build-out and equipment.

   (4) Because we cannot forecast with any degree of certainty whether any of our current collaborations will require us to make future milestone or royalty payments, we have excluded these amounts from the above table.

   (5) For additional discussion of our debt obligations and lease commitments, see Notes I and J of the Notes to the Consolidated Financial Statements.

        During 2001, we entered into two seven-year lease agreements (the "October 2001 lease" and the "November 2001 lease") relating to research, manufacturing, and administrative space either acquired or under construction by two trusts controlled by third parties established solely for that purpose. As part of these agreements, we are required to maintain collateral, in the form of restricted investments, in amounts equal to 100% of the financed project cost for the duration of the leases.

        Under these lease agreements, which we have accounted for as operating leases, we have the option to purchase the properties, during and at the end of the lease terms, at an aggregate amount of approximately $526.0 million. Alternatively, we can cause the properties to be sold to third parties. We are contingently liable for the residual value guarantee associated with each property in the event the net sale proceeds are less than the original financed costs of the facilities. The residual value guarantee for the October 2001 lease and the November 2001 lease is approximately $64.6 million and $394.8 million, respectively, assuming the full amount of the financings is used for construction activities.

        The October 2001 lease relates to a research and development complex adjacent to our current corporate campus. We are leasing this property for seven years from a trust established solely for this purpose by Allfirst Bank. The trust is leasing the property from the Maryland Economic Development Corporation ("MEDCO"), which is the owner of the property. The cost of the existing property along with a building currently under construction is approximately $76.0 million. We are required to maintain collateral in the form of marketable securities equal to 100% of the financed project cost with the lending institution for the duration of the lease. The rent under this lease is currently based on a floating interest rate, but the trust can lock in a fixed interest rate at any time at our request. To the extent the trust does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. As of December 31, 2001, the trust had fixed the interest rate on $56.0 million at approximately 4.5%. The remaining $20.0 million is floating based primarily on the seven-day LIBOR rate, which was approximately 1.98%, as of December 31, 2001.

        We have a residual value guarantee of 85% of the total financed cost at lease termination. In the event of our default, we are responsible for 100% of the total financed cost of the project. Although the trust is responsible for servicing and repaying the debt and equity financings to various parties, we have made the residual value guarantee to the trust. This trust was established solely for this one lease. In the event the trust defaults to the lender or in the event the trust is terminated, we have the right to cure the default or exercise our option to acquire the property. At any time during the lease term, we have the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts.

        The November 2001 lease relates to the construction of our research and development and administrative main campus and a large-scale manufacturing facility. We will lease these properties for approximately five years, following an estimated two-year construction period, from a trust established solely for this purpose by BancBoston Leasing Investment, Inc. and First Union National Bank. The trust has entered into agreements with BancBoston and First Union to provide financing for construction of the properties in the aggregate amount of $450.0 million. We are required to maintain collateral in the form of marketable securities equal to 100% of the financed project cost with the lending institutions for the duration of the lease. The rent under these leases is currently based on a floating interest rate, but the trust can lock in a fixed interest rate at any time at our request. To the extent the trust does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. At December 31, 2001, the floating interest rate based primarily on short-term commercial paper was approximately 1.86%.

        We have retained ownership of the land for the main campus component of this project. We have entered into a ground lease with the trust for the land at fair market value rates. Thereafter, rent will be reduced to a nominal amount. We will record these lease payments on our balance sheet as deferred rental income over the two-year construction period and then amortize this deferral over the remaining term (approximately five years).

        We have a residual value guarantee of 87.74% of the total financed cost at lease termination. In the event of default, we are responsible for 100% of the total financed cost of the project. During the construction period, we have a residual value guarantee of 89.9% of the financed cost incurred. Although the trust is responsible for servicing and repaying the debt and equity financings to various parties, we have made the residual value guarantee to the trust. This trust was established solely for this one lease. In the event the trust defaults to the lender or in the event the trust is terminated, we have the right to cure the default or exercise our option to acquire the property. At any time during the lease term, we have the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts.

        We understand that the accounting treatment for these leases may be changed by the Financial Accounting Standards Board in 2002. In that event, we may be required to include these leased facilities and the related lease obligations on our balance sheet as assets and liabilities.

   Our commitments, and their expiration dates are as follows:

                                                          Amount of Commitment Expiration per Period
Other Commercial Commitments                                        (dollars in thousands)
                                               -------------------------------------------------------------------
                                              Total Amounts  One year or     Two to          Four to    After five
                                                Committed        less      three years     five years      years
                                               -------------------------------------------------------------------
Lines of credit..........................           $     -         $   -     $     -        $   -       $      -
Standby letters of credit................                 -             -           -            -              -
Guarantee - October 2001 lease (1).......            47,600             -           -            -         47,600
Guarantee - November 2001 lease (2)......            15,013             -           -            -         15,013
Standby repurchase obligations...........                 -             -           -            -              -
Other commercial commitments.............                 -             -           -            -              -
                                               -------------------------------------------------------------------
Total commercial commitments.............           $62,613         $   -     $     -        $   -        $62,613
                                               ===================================================================

    (1) The guarantee of 85.0% included above is based upon the loaned amount of $56.0 million as of December 31, 2001. Our guarantee will increase to approximately $64.6 million when we reach the full $76.0 million financed cost of the project at the end of the construction period.

    (2) The construction-period guarantee of 89.9% included above is based upon a financed cost incurred of approximately $16.7 million as of December 31, 2001. Our post-construction guarantee will be 87.74% of financed project costs and will increase to approximately $394.8 million when we reach the full $450.0 million financed cost of the project at the end of the construction period.

       As of December 31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $477.6 million, which expire, if unused, by the year 2021. We also have available research and development tax credit and other tax credit carryforwards of approximately $25.0 million, the majority of which will expire, if unused, by the year 2021.

       Our funds may be invested in U.S. Treasuries, government agency obligations, high grade debt securities and various money market instruments rated "A" or better. Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        Certain statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, dependence on new technologies, uncertainty and timing of clinical trials, ability to develop and commercialize products, dependence on collaborators for services and revenue, substantial indebtedness, intense competition, uncertainty of patent and intellectual property protection, dependence on key management, uncertainty of regulation of products, dependence on key suppliers, the impact of future alliances or transactions and other risks that may be described in this filing and our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today's date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio can be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having a rating of at least an "A" rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately eighteen months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents and short-term and restricted investments by approximately $25.3 million, or approximately 1.5% of the aggregate fair value of $1.69 billion, at December 31, 2001. For these reasons, and because these securities are almost always held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of December 31, 2001. We believe that any market change related to our investment securities held as of December 31, 2001 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

        The facility leases we entered into during the fourth quarter of 2001 require us to maintain minimum levels of restricted investments as collateral for these facilities. By 2004, we expect our restricted investments for these leases to be approximately $526.0 million. We are also required to maintain approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in both a rising or declining interest rate environment.

        The rent under certain of these facility leases is based on a floating interest rate. We can direct MEDCO or the trusts which own certain of the facilities and lease them to us to lock in a fixed interest rate. As of December 31, 2001, such a fixed rate for seven years would be approximately 5.46% compared to the floating rate as of December 31, 2001 of approximately 2.0%. If interest rates increase, our rent obligations would also increase, which would adversely affect our operating expenses.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               (CONTINUED)

        As of December 31, 2001, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology (CAT) and Ciphergen were approximately $3.4 million, $38.7 million and $1.7 million, respectively. Our investments in Transgene and Ciphergen are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

        In 2001, we reduced the carrying value of our equity investment in Transgene to $3.4 million from $25.7 million due to an impairment of the value of the investment that we deemed to be other-than-temporary. See Note D of the Notes to Consolidated Financial Statements for additional discussion.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is set forth on pages F-1 - F-31.



ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                   PART III



ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the "2002 Proxy Statement").


ITEM 11.       EXECUTIVE COMPENSATION

    We incorporate herein by reference the information concerning executive compensation to be contained in the 2002 Proxy Statement.



ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

    We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2002 Proxy Statement.



ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2002 Proxy Statement.

                                   PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K

(a)      The following documents are filed as part of this Annual Report:

(1)      Index to Consolidated Financial Statements

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
                   Report of Ernst & Young LLP, Independent Auditors...........    F-2
                   Consolidated Balance Sheets at December 31, 2001 and 2000...    F-3
                   Consolidated Statements of Operations for the years ended
                   December 31, 2001, 2000 and 1999............................    F-4
                   Consolidated Statements of Stockholders' Equity for the
                   years ended December 31, 2001, 2000 and 1999................    F-5
                   Consolidated Statements of Cash Flows for the years ended
                   December 31, 2001, 2000 and 1999............................    F-6
                   Notes to Consolidated Financial Statements..................    F-8

(2)     Financial Statement Schedules

        Financial statement schedules are omitted because they are not required.


(3)     Exhibits



Exhibit No.
-----------

 3.1*           Certificate of Incorporation of the Registrant (Filed as
                Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993, Exhibit 3.3 to the Form 10-K for the fiscal year ended December 31, 1997, Exhibit 3.1 to the Form
                8-K filed December 16, 1999 and Exhibit 3.1 to the Form 10-Q filed July 31, 2001).

 3.2*           By-laws of the Registrant (Filed as Exhibit 3.2 to the
                Registrant's Form 10-Q filed August 3, 2000).

 4.1*           Form of Common Stock certificate. (Filed as Exhibit 4.1 to the
                Registrant's Form S-3 Registration Statement, as amended
                (Commission File No. 333-45272), filed September 6, 2000).

 4.2*           Rights Agreement between the Registrant and American Stock
                Transfer & Trust Company, as Rights Agent, dated as of May 20,
                1998 (Filed as Exhibit 4 to the Registrant's Form 8-K filed
                May 28, 1998.)

 4.3* Indenture dated as of June 25, 1999 between the Registrant and The Bank of New York, as trustee, including the form of 5 1/2%
                Convertible Subordinated Notes due 2006 (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed June 28, 1999).

 4.4* Indenture dated as of February 1, 2000 between the Registrant and The Bank of New York, as trustee, including the form of 5% Convertible Subordinated Notes due 2007 (Filed as Exhibit
                4.1 to the Registrant's Form 8-K filed February 2, 2000).

 4.5* Indenture dated as of March 10, 2000 between the Registrant and The Bank of New York, as trustee, including the form of 3
                3/4% Convertible Subordinated Notes due 2007 (filed as Exhibit
                4.1 to the Registrant's Form 8-K filed March 13, 2000).

10.1*           Stock Purchase and Restriction Agreement, dated December 31,
                1992, between the Registrant and William A. Haseltine, Ph.D.
                (Filed as Exhibit 10.15 to the Registrant's Form S-1
                Registration Statement, as amended (Commission File No.
                33-69850), originally filed October 1, 1993).

10.2*           Employment Agreement, dated February 25, 1997, with William A.
                Haseltine, Ph.D. (Filed as Exhibit 10.44 to the Registrant's
                Form 10-K for the fiscal year ended December 31, 1996).

10.3* Restricted Stock Purchase Agreement, dated May 18, 1993, between the Registrant and William A. Haseltine, Ph.D. (Filed as Exhibit 10.24 to the Registrant's Form S-1 Registration
                Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).

10.4*           Promissory Note, dated March 4, 1994, given by William A.
                Haseltine, Ph.D. to the Registrant (Filed as Exhibit 10.58 to the Registrant's Form 10-K for the fiscal year ended December
                31, 1993).

10.5* First Allonge to Promissory Note, dated December 16, 1994, given by William A. Haseltine, Ph.D. to the Registrant (Filed as Exhibit 10.65 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994).

10.6*           Pledge Agreement, dated March 4, 1994, between William A.
                Haseltine, Ph.D. and Registrant (Filed as Exhibit 10.59 to the
                Registrant's Form 10-K for the fiscal year ended December 31,
                1993).

10.7* First Amendment to Pledge Agreement, dated December 16, 1994, between William A. Haseltine, Ph.D. and Registrant (Filed as
                Exhibit 10.67 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994).

10.8*           Employment Agreement, dated October 1992, with Craig A. Rosen,
                Ph.D. (Filed as Exhibit 10.17 to the Registrant's Form S-1
                Registration Statement, as amended (Commission File No.
                33-69850), originally filed October 1, 1993).






10.9* Restricted Stock Purchase Agreement, dated April 21, 1993, between the Registrant and Craig A. Rosen, Ph.D. (Filed as
                Exhibit 10.22 to the Registrant's Form S-1 Registration
                Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).

10.10*          2000 Stock Incentive Plan (Filed as Exhibit A to the
                Registrant's Definitive Proxy Statement on Schedule 14A filed
                April 18, 2001).

10.11*          Principia Pharmaceutical Corporation 1999 Equity Compensation
                Plan (Filed as Exhibit 4.6 to the Registrant's Registration
                Statement on Form S-8, File No. 333-46298, filed September 21,
                2000).

10.12*          2000 Employee Stock Purchase Plan (Filed as Exhibit B to the
                Registrant's Definitive Proxy Statement on Schedule 14A filed
                April 24, 2000).

10.13*          $4,000,000 Maryland Industrial Development Financing Authority
                Taxable Variable Rate Demand Economic Development Revenue
                Bonds dated December 21, 1994 (Filed as Exhibit 10.90 to the
                Registrant's Form 10-K for the fiscal year ended December 31,
                1994).

10.14*          Lease Agreement between Maryland Economic Development
                Corporation and Human Genome Sciences, Inc., dated December 1,
                1997 (Filed as Exhibit 10.67 to the Registrant's Form 10-K for the fiscal year ended December 31, 1997).

10.15*          Lease Agreement between Maryland Economic Development
                Corporation and Human Genome Sciences, Inc. dated December 1,
                1999 (Filed as Exhibit 10.43 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999).

10.16           Participation Agreement between Human Genome Sciences, Inc.,
                Genome Statutory Trust 2001A, Wells Fargo Bank Northwest, N.A.,
                BancBoston Leasing Investments Inc., First Union National Bank and the other parties named therein dated November 7, 2001.

10.17           Appendix A to Participation Agreement dated November 7, 2001.

10.18           Lease Agreement between Genome Statutory Trust 2001A and Human
                Genome Sciences, Inc. dated November 7, 2001.

10.19           Construction Agency Agreement between Genome Statutory Trust
                2001A and Human Genome Sciences, Inc. dated November 7, 2001.

10.20           Security Agreement between EagleFunding Capital Corporation,
                Fleet Securities, Inc., Fleet National Bank, First Union
                National Bank, BancBoston Leasing Investments Inc., Genome
                Statutory Trust 2001A and Human Genome Sciences, Inc. dated
                November 7, 2001.

10.21           Fleet National Bank Liquid Collateral Agreement between Human
                Genome Sciences, Inc., Genome Statutory Trust 2001A, Fleet
                National Bank and the other parties identified therein. An identical Liquid Collateral Agreement was entered into between First Union National Bank, Human Genome Sciences, Inc., Genome
                Statutory Trust 2001A and the other parties identified therein.

10.22           Lease Agreement between Wells Fargo Bank Northwest, National
                Association as Trustee under Trust Agreement and Human Genome
                Sciences, Inc. dated October 25, 2001.

10.23           Cash Collateral Pledge Agreement between Human Genome Sciences,
                Inc., Allfirst Bank and Allfirst Trust Company National
                Association dated October 25, 2001.

10.24 Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001.

10.25           Amendment No. 1 dated March 29, 2002 to Lease Agreement between
                Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated
                October 25, 2001.

10.26           Amendment No. 1 dated March 29, 2002 to Guarantee by Human
                Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as
                Agent dated October 25, 2001.

12.1            Ratio of Earnings to Fixed Charges.

21.1            Subsidiaries.

23.1            Consent of Ernst & Young LLP, Independent Auditors.

-------------------------------------------------------------------------------

*       Incorporated by reference.

(b)     Reports on Form 8-K

          We filed a Current Report on Form 8-K on July 6, 2001 announcing the expiration of the initial research term of our human gene therapeutic consortium.

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


Dated:  April 1, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:


             Signature                                     Title                    Date
             ---------                                     -----                    ----



/S/William A. Haseltine, Ph.D.                Chairman of the Board and        April 1, 2002
------------------------------                Chief Executive Officer
William A. Haseltine, Ph.D.                   (principal executive officer)


/S/Craig A. Rosen, Ph.D.                      Executive Vice President,        April 1, 2002
------------------------                      Research and Development and
Craig A. Rosen, Ph.D.                         Director


/S/Steven C. Mayer                            Senior Vice President and        April 1, 2002
------------------                            Chief Financial Officer
Steven C. Mayer                               (principal financial and
                                              accounting officer)


/S/ Richard J. Danzig                         Director                         April 1, 2002
---------------------
Richard J. Danzig


/S/ Jurgen Drews, M.D.                        Director                         April 1, 2002
----------------------
Jurgen Drews, M.D.


/S/ Richard C. Holbrooke                      Director                         April 1, 2002
------------------------
Richard C. Holbrooke


/S/ Robert Hormats                            Director                         April 1, 2002
------------------
Robert Hormats


/S/ Max Link, Ph.D.                           Director                         April 1, 2002
-------------------
Max Link, Ph.D.


/S/ Alan G. Spoon                             Director                         April 1, 2002
-----------------
Alan G. Spoon


/S/Laura D'Andrea Tyson, Ph.D.                Director                         April 1, 2002
------------------------------
Laura D'Andrea Tyson, Ph.D.


/S/ James Barnes Wyngaarden, M.D.             Director                         April 1, 2002
---------------------------------
James Barnes Wyngaarden, M.D.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
Report of Ernst & Young LLP, Independent Auditors ........................................................    F-2

Consolidated Balance Sheets at December 31, 2001 and 2000 ................................................    F-3

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 ...............    F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999 .....    F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 ...............    F-6

Notes to Consolidated Financial Statements ...............................................................    F-8

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland



We have audited the accompanying consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Human Genome Sciences, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B of Notes to Consolidated Financial Statements, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

                                                           /s/ Ernst & Young LLP

McLean, Virginia
February 12, 2002

                           HUMAN GENOME SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
                                                                                       ----------------------------------
                                                                                            2001              2000
                                                                                       ---------------   ----------------
ASSETS                                                                                  (dollars in thousands, except for
                                                                                           share and per share amounts)
Current assets:
     Cash and cash equivalents .....................................................       $    88,319        $   493,867
     Short-term investments ........................................................         1,456,091          1,268,441
     Prepaid expenses and other current assets .....................................             3,988              9,290
                                                                                           -----------        -----------
         Total current assets ......................................................         1,548,398          1,771,598

Long-term investments ..............................................................            43,824             93,337
Property, plant and equipment (net of accumulated depreciation and amortization) ...           101,282             38,567
Restricted investments .............................................................           144,901             12,332
Other assets .......................................................................            26,599             32,691
                                                                                           -----------        -----------
         TOTAL ASSETS ..............................................................       $ 1,865,004        $ 1,948,525
                                                                                           ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt .............................................       $       444        $       729
     Current portion of capital lease obligation ...................................               241                 --
     Accounts payable and accrued expenses .........................................            32,915             18,317
     Accrued payroll and related taxes .............................................             5,600              3,820
     Deferred revenues .............................................................             2,568             11,818
                                                                                           -----------        -----------
         Total current liabilities .................................................            41,768             34,684
Long-term debt, net of current portion .............................................           503,468            533,146
Capital lease obligation, net of current portion ...................................               502                 --
Deferred revenues ..................................................................            12,839             15,407
Other liabilities ..................................................................             1,964              2,333
                                                                                           -----------        -----------
         Total liabilities .........................................................           560,541            585,570
                                                                                           -----------        -----------
Stockholders' Equity:
     Preferred stock - $0.01 par value; shares authorized - 20,000,000 at December
       31, 2001 and 2000; no shares issued .........................................                --                 --
     Common stock - $0.01 par value; shares authorized - 400,000,000 and
       250,000,000 at December 31, 2001 and 2000, respectively; shares issued
       128,278,407 and 125,192,544 at December 31, 2001 and 2000,
       respectively ................................................................             1,283              1,252
     Additional paid-in capital ....................................................         1,753,235          1,698,384
     Unearned portion of compensatory stock options ................................              (294)              (192)
     Accumulated other comprehensive income (loss) .................................            32,070             28,190
     Retained deficit ..............................................................          (481,831)          (364,679)
                                                                                           -----------        -----------
         Total stockholders' equity ................................................         1,304,463          1,362,955
                                                                                           -----------        -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................       $ 1,865,004        $ 1,948,525
                                                                                           ===========        ===========

          The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                          2001                2000                1999
                                                                     -------------        -------------        -------------
                                                                 (dollars in thousands, except for share and per share amounts)
Revenue - research and development collaborative contracts:
       Third parties .........................................       $      10,250        $      19,500        $      20,280
       Related parties .......................................               2,568                2,568                4,244
                                                                     -------------        -------------        -------------
            Total revenue ....................................              12,818               22,068               24,524
                                                                     -------------        -------------        -------------
Costs and expenses:
     Research and development:
            Direct expenditures ..............................             146,276               91,456               60,607
            Purchased in-process research and development ....                  --              134,050                   --
                                                                     -------------        -------------        -------------
            Total research and development ...................             146,276              225,506               60,607
     General and administrative ..............................              38,714               27,083               14,838
                                                                     -------------        -------------        -------------
         Total costs and expenses ............................             184,990              252,589               75,445
                                                                     -------------        -------------        -------------
Income (loss) from operations ................................            (172,172)            (230,521)             (50,921)

Interest income ..............................................             105,866               62,235               13,307
Interest expense .............................................             (24,638)             (22,088)              (4,330)
Charge for impaired investment ...............................             (22,314)                  --                   --
Debt conversion expenses .....................................              (3,894)             (50,818)                  --
Other income .................................................                  --                5,861                   --
                                                                     -------------        -------------        -------------
Income (loss) before taxes and cumulative effect of change in
   accounting principle ......................................            (117,152)            (235,331)             (41,944)
Provision for income taxes ...................................                  --                  225                  225
                                                                     -------------        -------------        -------------
Income (loss) before cumulative effect of change in accounting
   principle .................................................            (117,152)            (235,556)             (42,169)
Cumulative effect of change in accounting principle ..........                  --               (8,250)                  --
                                                                     -------------        -------------        -------------
Net income (loss) ............................................       $    (117,152)       $    (243,806)       $     (42,169)
                                                                     =============        =============        =============

Basic and diluted net income (loss) per share:
Before cumulative effect of change in accounting principle ...       $       (0.92)       $       (2.12)       $       (0.46)
Cumulative effect of change in accounting principle ..........                  --                (0.08)                  --
                                                                     -------------        -------------        -------------
Basic and diluted net income (loss) per share ................       $       (0.92)       $       (2.20)       $       (0.46)
                                                                     =============        =============        =============
Weighted average shares outstanding, basic and diluted .......         126,990,788          110,929,292           92,051,988
                                                                     =============        =============        =============


Pro forma amounts assuming the accounting change is applied
retroactively:
      Net income (loss)........................................                           $    (235,556)       $     (42,169)
                                                                                          =============        =============
      Net income (loss) per share, basic and diluted...........                           $       (2.12)       $       (0.46)
                                                                                          =============        =============

          The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (DOLLARS IN THOUSANDS, EXCEPT FOR SHARES)

                                                                              Unearned
                                                                             Portion of   Accumulated
                                           Common Stock        Additional   Compensatory     Other       Retained
                                      ----------------------    Paid-In        Stock     Comprehensive   Earnings
                                         Shares       Amount    Capital       Options    Income (Loss)   (Deficit)        Total
                                      ------------   -------  ------------  ------------ -------------  ------------   ----------
Balance - December 31, 1998             90,988,752   $   910  $    284,853    $  (110)   $      1,899   $    (78,704)  $    208,848

Comprehensive income (loss):
      Net loss                                  --        --            --         --              --        (42,169)       (42,169)
      Unrealized loss on investments            --        --            --         --         (11,880)            --        (11,880)
                                                                                                                       ------------
Comprehensive income (loss)                                                                                                 (54,049)
Exercises relating to employee
  stock option plan                      2,291,604        23        14,073         --              --             --         14,096
Warrants exercised                          29,900        --            --         --              --             --             --
Compensatory stock options issued            4,000        --           398       (398)             --             --             --
Compensatory stock options earned               --        --            --        173              --             --            173
                                      ------------   -------  ------------    -------    ------------   ------------   ------------

Balance - December 31, 1999             93,314,256       933       299,324       (335)         (9,981)      (120,873)       169,068

Comprehensive income (loss):
    Net loss                                    --        --            --         --              --       (243,806)      (243,806)
    Unrealized gain on investments              --        --            --         --          38,171             --         38,171
                                                                                                                       ------------
Comprehensive income (loss)                                                                                                (205,635)
Issuance of common stock pursuant
  to the public offering
  (net of expenses)                     12,650,000       127       912,531         --              --             --        912,658
Issuance of common stock pursuant to
  conversion of convertible
  subordinated notes                    15,158,568       151       328,197         --              --             --        328,348
Issuance of common stock pursuant to
  acquisition of Principia
  Pharmaceutical Corporation             1,582,204        16       134,752         --              --             --        134,768
Exercises relating to employee stock
  option plan                            2,480,240        25        23,506         --              --             --         23,531

Warrants exercised                           7,276        --             1         --              --             --              1
Compensatory stock options issued               --        --            73        (73)             --             --             --
Compensatory stock options earned               --        --            --        216              --             --            216
                                      ------------   -------  ------------    -------    ------------   ------------   ------------
Balance - December 31, 2000            125,192,544     1,252     1,698,384       (192)         28,190       (364,679)     1,362,955

Comprehensive income (loss):
    Net loss                                    --        --            --         --              --       (117,152)      (117,152)
    Unrealized gain on investments              --        --            --         --           3,880             --          3,880
                                                                                                                       ------------
Comprehensive income (loss)                                                                                                (113,272)
Issuance of common stock pursuant to
  conversion of convertible
  subordinated notes                       782,167         8        32,153         --              --             --         32,161
Exercises of 2,284,752 and 18,944
  options relating to employee
  stock option and stock purchase
  plans, respectively                    2,303,696        23        22,371         --              --             --         22,394
Compensatory stock options issued               --        --           327       (327)             --             --             --
Compensatory stock options earned               --        --            --        225              --             --            225
                                      ------------   -------  ------------    -------    ------------   ------------   ------------
Balance - December 31, 2001            128,278,407   $ 1,283  $  1,753,235    $  (294)   $     32,070   $   (481,831)  $  1,304,463
                                      ============   =======  ============    =======    ============   ============   ============


          The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                           HUMAN GENOME SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                              ---------------------------------------
                                                                                  2001          2000         1999
                                                                              -----------   -----------   -----------
                                                                                      (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ......................................................  $  (117,152)  $  (243,806)  $   (42,169)
    Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Accrued interest on short-term and restricted investments ..........        1,016       (17,562)         (795)
        Depreciation and amortization ......................................       13,237        10,400         7,102
        Charge for impaired investment .....................................       22,314            --            --
        Purchased in-process research and development ......................           --       134,050            --
        Inducement costs paid in the form of common stock ..................        3,875        19,433            --
        Cumulative effect of change in accounting principle ................           --         8,250            --
        Gain on sale of long-term investment ...............................           --        (5,861)           --
        Loss due to disposal and write-down of property, plant
           and equipment....................................................          382            35            45
        Compensation expense related to stock options ......................          225           216           173
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets .......................        4,450        (4,146)        1,105
           Other assets ....................................................        3,034       (14,638)       (2,059)
           Accounts payable and accrued expenses ...........................        5,866         8,513         1,926
           Accrued payroll and related taxes ...............................        1,780         1,356           (20)
           Deferred revenues ...............................................      (11,818)       (2,568)       (4,265)
           Other liabilities ...............................................         (369)        1,879           118
                                                                              -----------   -----------   -----------
        Net cash provided by (used in) operating activities ................      (73,160)     (104,449)      (38,839)
                                                                              -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures - property, plant and equipment ...................      (64,110)      (18,539)      (10,796)
    Purchase of short-term investments and marketable securities ...........   (1,315,776)   (1,196,064)     (210,646)
    Proceeds from sale and maturities of short-term investments
        and marketable securities ..........................................    1,155,866       226,905       100,967
    Purchase of long-term investments ......................................           --       (54,744)           --
    Proceeds from sale of long-term investment .............................           --        15,368            --
    Acquisition, net of acquired cash ......................................           --           875            --
                                                                              -----------   -----------   -----------
        Net cash provided by (used in) investing activities ................     (224,020)   (1,026,199)     (120,475)
                                                                              -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt, (net of expenses) ............           --       508,701       315,250
    Repayment of long-term debt ............................................       (1,368)         (520)         (444)
    Restricted investments .................................................     (129,394)         (695)       (4,888)
    Proceeds from issuance of common stock (net of expenses) ...............       22,394       936,190        14,096
                                                                              -----------   -----------   -----------
        Net cash provided by (used in) financing activities ................     (108,368)    1,443,676       324,014
                                                                              -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................     (405,548)      313,028       164,700
Cash and cash equivalents - beginning of year ..............................      493,867       180,839        16,139
                                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS - END OF YEAR ....................................  $    88,319   $   493,867   $   180,839
                                                                              ===========   ===========   ===========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest ...........................................................  $    22,795   $    41,736   $     3,780
        Income taxes .......................................................  $        75   $       200   $       250


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
(DOLLARS IN THOUSANDS):


In December 2001, the Company entered into a capital lease for computer equipment with an aggregate value of $763, with thirty-six monthly payments of $23 of principal and interest. No lease payments were made in 2001.

In June 2001, the Company converted $25,000 of 5% Convertible Subordinated Notes Due 2007 into common stock and incurred $3,875 in inducement costs paid in the form of common stock as an inducement to convert. In addition, the Company reclassified $673 of unamortized debt financing costs associated with these notes to stockholders' equity as part of the conversion.

During 2001, the Company converted an aggregate of $3,595 of 5 1/2% Convertible Subordinated Notes Due 2006 into common stock and incurred $19 in inducement costs paid in the form of cash as an inducement to convert. In addition, the Company reclassified $78 of unamortized debt financing costs associated with these notes to stockholders' equity as part of the conversion.

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

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


(NOTE A) - THE COMPANY

Human Genome Sciences, Inc. (the "Company") was incorporated and commenced operations on June 26, 1992. The Company is a leader in the genomics and biopharmaceutical industry focused on therapeutic product development and functional analysis of genes using its proprietary technology platform. The Company discovers, develops and intends to commercialize novel compounds for treating and diagnosing human disease based on the identification and study of genes. The Company focuses its internal product development efforts on therapeutic proteins, antibodies, peptides and fusion proteins and uses collaborations for the development of gene therapy products and small molecule drugs. The Company has discovered a large number of genes through its genomics capabilities and has developed a rapidly evolving product pipeline based on its discoveries. The Company's revenues are currently derived from license fees and research payments under collaboration agreements. The Company does not yet generate any revenues from product sales.

(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Human Genome Sciences, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Investment Risk

The Company has invested its cash in obligations of the U.S. Government and in high-grade corporate debt securities and various money market instruments. The Company's investment policy limits investments to certain types of instruments issued by institutions with credit ratings of "A" or better, and places restrictions on maturities and concentration by type and issuer.

Investments

Investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or losses are included in operations, to the extent the

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments (continued)

Company has an investment or receivable from the investee company recorded as an asset plus the amount of any continuing commitment to fund the investee.

The Company's investment in Ciphergen Biosystems, Inc. ("Ciphergen") was accounted for under the cost method during the year ended December 31, 1999 and for the three months ended March 31, 2000 and June 30, 2000 because the Company owned a less than a 20% equity interest, did not have significant influence and the market value of the investees' common stock was not readily determinable (i.e., a privately held company). On September 29, 2000, Ciphergen successfully completed an initial public offering of its common stock. As of that date, the Company has accounted for its investment in Ciphergen as an available-for-sale security.

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

Impairment of Long-Lived Assets

Periodically, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ("SFAS No. 121").

Fair Value of Financial Instruments

The carrying amounts for the Company's cash and cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses reflected in the consolidated balance sheet at December 31, 2001 approximate their respective fair values.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and has provided the pro forma disclosures of net loss and net loss per share in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") using the fair value method. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the exercise price of the option and is recognized ratably over the vesting period of the option. The Company accounts for equity instruments issued to nonemployees in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services. See Note K, Stockholders' Equity, for further information.

Revenue Recognition

Collaborative research and development agreements provide for periodic license fees, research payments, additional payments and milestone payments. License fees, research payments, and additional payments are recognized ratably

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

over the term of the agreement or as milestones are achieved. Payments received in advance of work performed are recorded as deferred revenue.

The Company previously recognized nonrefundable fees for certain arrangements entered into during 1996 as revenue when payments became due and when all significant contractual obligations of the Company relating to the fees had been fulfilled. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable fees related to these certain arrangements to recognize such fees monthly over the term of the related research collaboration agreement. The Company believes the change in accounting principle is required based on interpretations provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). See Change in Accounting Principle within Note B for additional discussion.

Research and Development

Research and development costs are charged to expense as incurred.

Financing Costs Related to Long-term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt.

Patent Application Costs

Patent application costs are charged to expense as incurred.

Net Income (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share, which requires the Company to present basic and fully diluted earnings per share. The Company's basic and fully diluted loss per share are calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during all periods presented.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company's available-for-sale short-term securities, and on the Company's long-term investments in Transgene S.A., Cambridge Antibody Technology and Ciphergen Biosystems to be included in other comprehensive income.

Comprehensive income (loss) included unrealized gains (losses) on the following:

                                                            Unrealized Gain (Loss)
                                                            Year Ended December 31,
                                               -----------------------------------------------
                                                  2001              2000            1999
                                                  ----              ----            ----
Available-for-sale short-term investments..     $ 27,904         $  8,781        $ (2,361)
Transgene .................................       (9,032)          (5,313)         (9,519)
Cambridge Antibody Technology .............      (39,352)          32,854              --
Ciphergen Biosystems ......................       (1,129)           1,849              --
Available-for-sale restricted investments..        3,175               --              --
                                                --------         --------        --------
    Subtotal ..............................      (18,434)          38,171         (11,880)
Impairment loss relating to investment in
    Transgene .............................       22,314               --              --
                                                --------         --------        --------
    Total unrealized gain (loss) ..........     $  3,880         $ 38,171        $(11,880)
                                                ========         ========        ========

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss) (continued)

During the fourth quarter of 2001, the Company recorded an impairment charge relating to its investment in Transgene in the amount of $22,314 and reversed the previously-recorded unrealized loss relating to this investment. As a result, the Company had an adjusted cost of $3,365 as determined by the market value of Transgene's publicly-traded common stock as of December 31, 2001 and no unrealized loss as of this same date. See Note D, Investments, for additional discussion.

Change in Accounting Principle

During the fourth quarter of 2000, the Company implemented SAB 101. SAB 101 provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires revenues to be recognized ratably over the life of a contract period whereas previously, the Company generally recognized revenue as non-refundable cash payments were made assuming no significant obligations remained. It requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with APB No. 20, Accounting Changes.

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

As a result of the implementation of SAB 101, the Company recorded a charge of $8,250, or $0.08 per share, as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000. This amount represents that portion of revenue recognized in 1999 for which the contract periods of the 1996 Agreements extended into 2000. The implementation of SAB 101 had no effect on the Company's revenue for the year ended December 31, 2000. Had the change in accounting been adopted as of January 1, 1999, the Company's loss for the year ended December 31, 1999 would have increased by $8,250, or $0.09 per share. As a result of the implementation of SAB 101, the Company had additional deferred revenue as of December 31, 2000 in the amount of $8,250. The Company recorded this amount as revenue ratably over the first two quarters of 2001.

Pro forma financial information presented in the Consolidated Statements of Operations was calculated assuming the accounting change was applied retroactively to the periods presented.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these pronouncements. Other intangible assets will continue to be amortized over their useful lives. The Company does not expect adoption of SFAS No. 141 or 142 to have a material effect on its financial condition, results of operations or liquidity.

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE B) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and APB No. 30, Reporting the Results of Operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect adoption of SFAS No. 144 to have a material effect on its financial condition, results of operations or liquidity.

Sources of Supply

The Company is currently able to obtain its chemicals and equipment from various sources, and therefore, has no dependence upon a single supplier. The Company is currently dependent upon one manufacturer, MDS Nordion of Ottawa, Canada, for the radiolabeling of LymphoRad(131), a product for which the Company has filed an Investigation New Drug application with the FDA. No assurance can be given that the Company will be able to continue to obtain commercial quantities of this product at costs that are not economically prohibitive.

Reclassifications

Certain balances have been reclassified to conform to 2001 presentation.

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

The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets and liabilities acquired at their estimated fair values as of the date of acquisition. Of the purchase price, $521 was allocated to Principia's net assets, and the remainder was allocated as follows:

   Purchased In-Process Research & Development.................  $   134,050
   Assembled Workforce.........................................  $       500

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

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE C) - ACQUISITION OF PRINCIPIA PHARMACEUTICAL CORPORATION (CONTINUED)


                                                          Year Ended December 31,
                                                   ---------------------------------------
                                                          2000                 1999
                                                   ------------------    -----------------
   Revenue .......................................           $22,068              $24,524
   Net loss ......................................        $(247,068)            $(44,587)
   Weighted average shares outstanding,
       basic and diluted..........................       112,378,738           93,634,192
   Net income (loss) per share,
       basic and diluted .........................           $(2.20)           $   (0.48)

This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

During the first quarter of 2001, the Company announced its decision to relocate Principia's operations from Norristown, Pennsylvania to the Company's Rockville, Maryland location. As a result, the Company recorded a one-time charge of approximately $1,950 in unit closure costs in the first quarter of 2001. Because most of the Principia employees chose not to relocate, this one-time charge included a write-off of $427, representing the remaining book value of the Assembled Workforce. During 2001, the Company incurred approximately $341 in personnel relocation costs which were charged to the consolidated statement of operations. As of December 31, 2001, the unit closure reserve had a balance of approximately $1,250.

(NOTE D) - INVESTMENTS

Investments, including accrued interest, at December 31, 2001 and 2000 were as follows:

                                                                 December 31, 2001
                                           -----------------------------------------------------------
                                                              Gross           Gross
                                            Amortized        Unrealized      Unrealized        Fair
         Available for Sale                   Cost             Gains           Losses          Value
         ------------------                ----------        ----------      ----------     ----------
U.S. Treasury and agencies ............     $  246,338      $    6,629     $     (234)     $  252,733
Corporate debt securities .............      1,175,080          28,967           (689)      1,203,358
                                            ----------      ----------     ----------      ----------
    Subtotal - Short-term investments..      1,421,418          35,596           (923)      1,456,091
                                            ----------      ----------     ----------      ----------
Investment in Transgene, S.A. .........          3,365              --             --           3,365
Investment in Cambridge Antibody
    Technology ........................         45,237              --         (6,498)         38,739
Investment in Ciphergen Biosystems ....          1,000             720             --           1,720
                                            ----------      ----------     ----------      ----------
    Subtotal - Long-term investments...         49,602             720         (6,498)         43,824
                                            ----------      ----------     ----------      ----------
Cash and cash  equivalents ............         29,081              --             --          29,081
U.S. Treasury and agencies ............         20,692             827            (15)         21,504
Corporate debt securities .............         91,953           2,418            (55)         94,316
                                            ----------      ----------     ----------      ----------
    Subtotal - Restricted investments..        141,726           3,245            (70)        144,901
                                            ----------      ----------     ----------      ----------
    Total .............................     $1,612,746      $   39,561     $   (7,491)     $1,644,816
                                            ==========      ==========     ==========      ==========

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE D) - INVESTMENTS (CONTINUED)

                                                                  December 31, 2000
                                                --------------------------------------------------------
                                                                 Gross          Gross
                                                 Amortized     Unrealized     Unrealized        Fair
           Available for Sale                      Cost          Gains          Losses          Value
           ------------------                   ----------     ----------     ----------      ----------
    U.S. Treasury and agencies ............     $  157,688     $    1,200     $      (18)     $  158,870
    Corporate debt securities .............      1,103,984          7,775         (2,188)      1,109,571
                                                ----------     ----------     ----------      ----------
        Subtotal - Short-term investments..      1,261,672          8,975         (2,206)      1,268,441
                                                ----------     ----------     ----------      ----------
    Investment in Transgene, S.A. .........         25,679             --        (13,282)         12,397
    Investment in Cambridge Antibody
        Technology ........................         45,237         32,854             --          78,091
    Investment in Ciphergen Biosystems ....          1,000          1,849             --           2,849
                                                ----------     ----------     ----------      ----------
        Subtotal - Long-term investments...         71,916         34,703        (13,282)         93,337
                                                ----------     ----------     ----------      ----------
        Restricted investments - cash and
         cash equivalents .................         12,332             --             --          12,332
                                                ----------     ----------     ----------      ----------
        Total .............................     $1,345,920     $   43,678     $  (15,488)     $1,374,110
                                                ==========     ==========     ==========      ==========

During the fourth quarter of 2001, the Company determined that its investment in Transgene, S.A. had incurred an other-than-temporary impairment, and accordingly, made an adjustment to the carrying value of this asset. As a result, the amortized cost for this investment has been reduced by $22,314 from $25,679 to $3,365, which was the fair market value of the investment as of December 31, 2001. The adjustment of $22,314 has been recorded as a charge in the consolidated statement of operations.

During 2001, the Company entered into two seven-year lease agreements (the "October 2001 lease" and the "November 2001 lease") relating to research, manufacturing, and administrative space either acquired or under construction by two trusts established solely for that purpose. The total financed cost of the facilities covered under the October 2001 lease and the November 2001 lease is approximately $76,000 and $450,000, respectively. By the conclusion of the construction period, the Company will be required to restrict investments equal to the full amount of the financed project costs, approximately $526,000 as collateral for the duration of the leases, assuming the full amount of the leases is used for construction purposes. In addition, the Company's restricted investments as collateral for the existing process development and manufacturing facility are $12,787 as of December 31, 2001 and with accrued interest, increase to $15,000, bringing the total collateral requirements of the Company to $541,000. At December 31, 2001, the Company had pledged $144,901 in connection with these leases, which is classified as restricted investments on the consolidated balance sheet.

The following table summarizes maturities of our investment securities at December 31, 2001:


                               Short-term Investments        Restricted Investments
                             -------------------------     -------------------------
                             Amortized        Fair         Amortized        Fair
                                Cost          Value           Cost          Value
                             ----------     ----------     ----------     ----------
Less than one year .....     $  175,499     $  177,978     $   51,667     $   52,000
Due in one to two years.        521,822        536,085         46,825         48,644
Due in three to five
   years ...............        712,125        729,969         40,517         41,484
Due after five years ...         11,972         12,059          2,717          2,773
                             ----------     ----------     ----------     ----------
   Total ...............     $1,421,418     $1,456,091     $  141,726     $  144,901
                             ==========     ==========     ==========     ==========

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE D) - INVESTMENTS (CONTINUED)

The Company's short-term investments include mortgage-backed securities with an aggregate cost of $174,610 and an aggregate fair value of $177,679 at December 31, 2001. The Company's restricted investments include mortgage-backed securities with an aggregate cost of $13,464 and an aggregate fair value of $13,796 at December 31, 2001. These securities have no single maturity date and accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range's percentage of the total value.

The Company's gross proceeds, realized gains and realized losses from its investments are as follows:

                                            Year Ended December 31,
                                     ------------------------------------
                                         2001             2000       1999
                                         ----             ----       ----
    Gross proceeds..........         $ 709,975        $  15,368       --
    Realized gains..........         $   6,622        $   5,861       --
    Realized losses.........         $    (146)              --       --

In 2001, the realized gains and losses relate to the Company's short-term investments and are included in interest income in the consolidated statement of operations. In 2000, the realized gain relates to the Company's sale of 290,000 ordinary shares of Cambridge Antibody Technology in November 2000 and is included in other income in the consolidated statement of operations. These ordinary shares were included in the Company's April 2000 purchase of 1,670,000 ordinary shares of CAT for the sterling equivalent of approximately $54,744, which gave the Company an equity stake of approximately six percent in CAT. In November 2000, the Company sold 290,000 ordinary shares for approximately $15,368, realizing a gain of approximately $5,861. As of December 31, 2001, the Company adjusted the investment of the remaining 1,380,000 ordinary shares to the current market value of $38,739 with an offsetting debit of $6,498 to accumulated other comprehensive income within the Company's stockholders' equity section of the balance sheet. Gross proceeds and realized gains and losses on all other sales of investments for 2000 and 1999 were immaterial. The cost of securities sold is based on the specific identification method.

(NOTE E) - COLLABORATION AGREEMENTS

Agreements with SmithKline Beecham Corporation (now GlaxoSmithKline Corporation)

In May 1993, the Company entered into a collaboration agreement as amended ("SB Collaboration Agreement"), providing SmithKline Beecham Corporation ("SB"), now GlaxoSmithKline Corporation ("GSK"), a first right to develop and market products in human and animal healthcare ("SB Products"), based upon human genes identified by the Company. In return, GSK has paid $126,000 to the Company since 1993. Approximately $55,000 was allocated to the purchase price of 5,406,952 shares of common stock with the balance of $71,000 recognized from license fees, option rights and milestone payments. In addition, the Company is entitled to
(1) royalties on the net sales of SB Products, (2) product development progress payments and (3) the option to co-promote up to 20% of any product developed by SB under the collaboration agreement.

In June 1996, the SB Collaboration Agreements were substantially amended (the "SB Amendment") to allow the Company and SB together to enter into collaboration agreements with additional pharmaceutical companies ("Collaboration Partners") in certain pre-specified areas ("the SB Field"). The SB Amendment restricted the Company from entering into further collaborations in the SB Field during the initial research term, which expired in June 2001.

The SB Amendment provides that GSK and the Company share equally in any license fee payments paid by the Collaboration Partners and that the Company will receive all royalties and research payments paid by the Collaboration Partners.

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE E) - COLLABORATION AGREEMENTS (CONTINUED)

Agreements with SmithKline Beecham Corporation (now GlaxoSmithKline Corporation) (continued)

In 2001, the Company received a $1,000 payment from GSK in connection with a development milestone met by GSK during the year.

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

In June 1996, the Company and SB entered into collaboration agreements ("Additional Collaboration Partner Agreements") with Schering Corporation and Schering-Plough Ltd. ("Schering-Plough"), Sanofi-Synthelabo S.A., and Merck KGaA ("Merck"), (collectively "Additional Collaboration Partners"). The Additional Collaboration Partner Agreements provide the Additional Collaboration Partners the rights and licenses to access the Company's human gene technology, as well as biological information developed by the Company and SB prior to, and in the case of the Company, after the effective date of such Agreement, to discover, develop and commercialize products based upon or derived from such Company technology in the SB Field (other than diagnostics and animal healthcare). The Additional Collaboration Partners are obligated to pay license fees, research payments, milestone payments and royalties in connection with the agreements. The initial research term expired in June 2001. The Company received aggregate license fees and research payments due under the Additional Collaboration Partner Agreements in the amount of $87,500, paid in equal installments over a five-year period, beginning in 1996. The Company has recognized revenue of $9,250, $17,500 and $17,500 in license fees and additional payments during 2001, 2000 and 1999, respectively, related to the Additional Collaboration Partner Agreements. In 2000, the Company implemented SAB 101. SAB 101 impacted the Company's revenues pertaining to these agreements for 2001 and 2000. See Note B, Summary of Significant Accounting Policies, for additional discussion.

Post-Initial Research Term

The initial research term under the collaboration agreements with GlaxoSmithKline and the other four collaboration partners expired on June 30, 2001. As of June 30, 2001, the Company's partners were pursuing approximately 430 research programs involving approximately 280 different genes for the creation of small molecule and antibody drugs. They also were developing approximately 30 therapeutic protein drugs. The Company cannot provide any assurance that any of these programs will be continued or result in any approved drugs.

Collaborative Agreements Outside of the SB Field

During 1996, the Company entered into several collaborative agreements with an initial aggregate research value of $33,000. These collaboration partners included Pioneer Hi-Bred International, Inc., Pharmacia & Upjohn Company, Schering-Plough Ltd. and F. Hoffman-La Roche, Ltd. The Company received no payments and did not recognize any revenues in 2001 pursuant to these agreements. For fiscal years 2000 and 1999, respectively, the Company received payments of $1,000 from these collaborators in each year and recognized revenue of $1,000 and $2,600 pursuant to these agreements. In addition, the Company received $1,000 in revenue in 2000 from MedImmune, Inc. pursuant to a 1995 license and royalty agreement.

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE E) - COLLABORATION AGREEMENTS (CONTINUED)

Collaborative Agreements Outside of the SB Field (continued)

In March 1998, the Company entered into a gene therapy collaboration agreement with Transgene, S.A. ("Transgene"), of Strasbourg, France. Under this agreement, the Company received a 10% equity interest in Transgene valued at $25,679 based on Transgene's initial public offering ("IPO") share price in exchange for giving Transgene the right to develop and co-market gene therapy products from 10 genes selected by Transgene from the Company's database. The Company initially recorded its investment in Transgene at the IPO price with an offsetting entry to deferred revenue. The Company is recognizing the $25,679 of revenue from this transaction over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. The Company recognized $2,568 as revenue in fiscal years 2001, 2000 and 1999.

In August 1999, the Company entered into a collaborative agreement with Cambridge Antibody Technology Ltd. ("CAT") of Melbourn, United Kingdom to jointly pursue the development of fully human monoclonal antibody therapeutics. Under the agreement, CAT will conduct research to identify fully human, monoclonal antibodies specific for the Company's proprietary proteins. CAT will receive milestone payments from the Company in connection with the development of any such antibodies as well as royalty payments on the Company's net sales of such licensed product following regulatory approval. During 2000 and 1999, the Company paid CAT a total of $62 and $313, respectively, towards the achievement of the first contractual milestone. In addition, during 2000, the Company paid $375 based on the achievement of the first milestone pursuant to this agreement. The agreement provides for additional payments to CAT for each product relating to the achievement of milestones corresponding to the regulatory approval process. In the event of the achievement of other milestones or successful product launch, the Company would be obligated to pay CAT additional compensation and royalties. Subject to early termination under certain circumstances, this agreement will expire on the later of the expiration date of certain CAT patents or ten years after the date of first commercial sale of a product licensed by the Company.

In December 1999, the Company entered into a collaborative agreement, which was amended in 2001, with Abgenix, Inc. ("ABX"), of Fremont, California to exchange technology to identify novel human antibody drug candidates for development and commercialization. The Company has the right to use ABX's proprietary technology to generate fully human antibody drug candidates. In addition, ABX has a future option to develop and commercialize products derived from the Company's pool of novel human antibody drug candidates. Under this reciprocal agreement, depending upon which party's product moves through the regulatory approval process, the Company or ABX would be obligated to the other for milestone payments for each therapeutic product or each diagnostic product along with royalties in the event of a successful product launch. Subject to early termination under certain circumstances, this agreement will expire on the last of each party's royalty obligations.

In February 2000, the Company entered into a second agreement with Cambridge Antibody Technology. The ten-year agreement provides the Company with rights to use CAT technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company also has rights to use CAT antibody technology for the use and sale of research tools, for which the Company will pay CAT a share of revenues received. The Company will also pay CAT clinical development milestones and royalties based on product sales. The Company and CAT also plan to combine resources to develop and sell therapeutic antibody products. CAT has the right to select up to twenty-four of the Company's proprietary antigens for laboratory development. The Company has the option to share clinical development costs and to share the profits equally with CAT on up to eighteen such products. CAT has rights to develop six such products on its own. The Company is entitled to clinical development milestones and royalty payments on the products developed by CAT. In December 2001, the Company exercised an option to enter into an exclusive development partnership with CAT relating to a fully human monoclonal antibody and paid $1,000 to CAT in accordance with the terms of this agreement.

In March 2000, the Company paid $12,000 in licensing fees to CAT, which includes research support at CAT for ten years to help CAT develop the Company's human antibody products. The Company has capitalized this cost and is

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE E) - COLLABORATION AGREEMENTS (CONTINUED)

Collaborative Agreements Outside of the SB Field (continued)

amortizing it on a straight-line basis of ten years. The unamortized amount of this research support was $9,800 and $11,000 as of December 31, 2001 and 2000, respectively.

In March 2000, the Company entered into a multi-year agreement with Dyax Corporation ("Dyax"), which was amended in July 2001. The agreement, as amended, provides the Company with rights to use Dyax's technology for ten years to develop an unlimited number of therapeutic and diagnostic products which the Company may elect to market itself or to out-license. The amended agreement also modifies the existing collaborative terms and now requires the Company to make minimum quarterly payments of $250 to Dyax in exchange for research services to be provided to the Company through the first quarter of 2003. The Company will also pay Dyax clinical development milestones and royalties based on product sales. In 2000, the Company paid $6,000 to Dyax for the technology license, which the Company has capitalized and is amortizing on a straight-line basis over five years, which is the term of the collaboration agreement. The unamortized amount of this license fee was $3,900 and $5,100 as of December 31, 2001 and 2000, respectively. The Company paid $2,623 and $2,075 in support payments during 2001 and 2000, respectively.

The Company's other ongoing technology collaborations as of December 31, 2001 are as follows:

    Collaborator                     Area                                 Year Initiated
    ------------                     ----                                 --------------
    Vical Incorporated               Gene Therapy                         2000
    Praecis Pharmaceuticals          Metabolic Disorders and Infectious   2000
                                     Diseases
    Aventis-Behring, L.L.C.          Plasma Proteins                      2000
    Dow Chemical                     Chelator technology                  2000
    Medarex, Inc.                    Human Antibody Therapeutics and      2001
                                     Diagnostics
    MDS Nordion                      Clinical Manufacture of              2001
                                     Radioiodinated Drug

During 2001, the Company paid an aggregate of $942 in research services to certain of the above collaborators. No payments for research services were paid to these collaborators in 2000 or 1999. While future license or royalty payments may occur in the future in connection with these collaborations, no license or royalty payments were made or received during 2001, 2000 or 1999.

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE F) - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and are summarized as follows:

                                                                  December 31,
                                                            -----------------------
                                                             2001             2000
                                                             ----             ----
Laboratory equipment ................................       $ 38,593       $ 31,075
Computers and EDP equipment .........................         14,293         10,502
Furniture, transportation and office equipment.......          3,224            921
Leasehold improvements ..............................         27,413         20,958
Construction in progress ............................         56,671          7,294
                                                            --------       --------
                                                             140,194         70,750
Less: accumulated depreciation and amortization .....         38,912         32,183
                                                            --------       --------
                                                            $101,282       $ 38,567
                                                            ========       ========

The Company entered into a capital lease for computer equipment in 2001. The capital lease is included in the Computer and EDP equipment amount above, at a cost of $763 and accumulated amortization of $21 as of December 31, 2001. Amortization expense for this equipment is included in depreciation and amortization within the consolidated statements of cash flows.

(NOTE G) - OTHER ASSETS

Other assets are comprised of the following:

                                                        December 31,
                                                   ----------------------
                                                      2001          2000
                                                      ----          ----
Deferred financing costs, net of accumulated
  amortization of $4,175 and $2,081, as of
  December 31, 2001 and 2000, respectively...       $11,404       $14,437
Prepaid research services ...................        10,300        11,000
License fee .................................         3,900         5,100
Note receivable from Officer ................           891           891
Assembled Workforce, Principia, net of
  accumulated amortization of $42 as of
  December 31, 2000  ........................            --           458
All other assets ............................           104           805
                                                    -------       -------
                                                    $26,599       $32,691
                                                    =======       =======

Deferred financing costs were incurred in connection with the Company's four convertible subordinated debt offerings during fiscal 2000 and 1999. During the first quarter of 2000, the Company completed the private placement of $225,000 of 5% Convertible Subordinated Notes due 2007 and $300,000 of 3 3/4% Convertible Subordinated Notes due 2007. Debt issuance costs for the total $525,000 of Notes amounted to approximately $16,305, representing primarily underwriting fees of approximately 3% of the gross amount of notes, and are being amortized on a straight-line basis which approximates an effective interest method over the life of the Notes.

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE G) - OTHER ASSETS (CONTINUED)

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

During 2001, the Company converted an aggregate of $28,595 of convertible subordinated notes to common stock. In addition, the Company reclassified $751 of unamortized debt financing costs associated with these notes to stockholders' equity as part of the conversion. See Note I, Long-Term Debt, for additional discussion.

See Note E, Collaboration Agreements, for discussion of prepaid research services and license fees relating to Cambridge Antibody Technology and Dyax Corporation, respectively. Prepaid research services also includes $500 paid to MDS Nordion that will be amortized over an eighteen-month period beginning in 2002 in connection with future services to be provided to the Company.

The Company holds a note receivable from an officer of $891 that is due on demand and does not bear interest. The note is collateralized by shares of the Company's common stock owned by the officer that have a market value of at least 200% of the outstanding balance of the note.

See Note C, Acquisition of Principia Pharmaceutical Corporation, for discussion of Principia Assembled Workforce and the write-off of this asset in 2001.

(NOTE H) - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

                                        December 31,
                                  ----------------------
                                     2001           2000
                                  ---------      --------
Accrued interest ...............    $ 7,531       $ 8,151
Fixed asset purchases...........     11,747         2,733
Professional fees ..............      7,546         4,142
Other accrued expenses..........      6,091         3,291
                                    -------       -------
                                    $32,915       $18,317
                                    =======       =======

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE I) - LONG-TERM DEBT

The components of long-term debt are as follows:

                                                                                          December 31,
                                          December 31,                               -----------------------
               Debt                    2001 Interest Rates        Maturities           2001           2000
               ----                    -------------------        ----------           ----           ----
MIDFA                                                1.84%         December 2003     $    892       $  1,336
5.5% Convertible Subordinated Notes                  5.50%             June 2006        3,120          6,715
5.0% Convertible Subordinated Notes                  5.00%         February 2007      199,900        224,900
3.75% Convertible Subordinated Notes                 3.75%            March 2007      300,000        300,000
GE Capital Corporation                              12.60%      Repaid June 2001           --            924
                                                                                     --------       --------
                                                                                      503,912        533,875
Less current portion                                                                      444            729
                                                                                     --------       --------
                                                                                     $503,468       $533,146
                                                                                     ========       ========

Annual maturities of all long term debt are as follows:

                   2002                    $    444
                   2003                         448
                   2004                          --
                   2005                          --
                   2006                       3,120
                   2007 and thereafter      499,900
                                           --------
                                           $503,912
                                           ========

In December 1994, the Company entered into a loan agreement with Maryland Industrial Development Financing Authority ("MIDFA"). Major leasehold improvements were financed with the proceeds of a $4,000 taxable variable rate bond issue (the "Bonds") from MIDFA. The Company is required to make annual payments of $444 commencing December 1995 plus interest at a variable rate of interest (1.84% at December 31, 2001 and 6.57% at December 31, 2000), to the trustee on behalf of the bondholders which is equal to the interest and principal requirements on the bonds. The variable rate is equal to 50 basis points plus the higher of the yield equivalent of the average 30-day or 90-day commercial paper rate. Under certain circumstances, the rate may be adjusted either upward or downward but in no event in excess of 10 basis points above or below the rate determined above. MIDFA has entered into an indenture with the Trustee whereby the Trustee has obtained an irrevocable letter of credit on behalf of the bondholders.

Required monthly principal payments of $37 plus interest are deposited into a bond fund. The interest is disbursed monthly to the bondholders. Principal is repaid to the bondholders at the rate of $444 annually with a final payment of $448 on December 1, 2003. The Company deposited $502, $559 and $561 of principal and interest into the bond fund during the years ended December 31, 2001, 2000 and 1999, respectively.

In connection with the loan agreement, the Company entered into an irrevocable Letter of Credit Agreement with a bank for the account of the Company and in favor of the trustee in the initial amount of $4,067, which expires on December 15, 2003. Concurrently, the Company entered into a Collateral Pledge Agreement with the bank. The Company is required to maintain 43% of the outstanding principal amount of the Bonds (50% is required under certain circumstances) with the bank as Collateral for the Letter of Credit. Pursuant to the Collateral Pledge Agreement at December 31, 2001 and 2000, the Company had $1,164 and $1,123, respectively, on deposit with the bank, which is included in Restricted Investments in the consolidated balance sheets. The pledge collateral will be released upon the payment and performance in full of the Company's Letter of Credit obligations. The agreement

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE I) - LONG-TERM DEBT (CONTINUED)

contains covenants with respect to tangible net worth, cash and cash equivalents and investment securities, as well as other covenants, and prohibits the payment of cash dividends.

During the second quarter of 1999, the Company completed the private placement of $125,000 of 5 1/2% Convertible Subordinated Notes due June 2006 convertible into common stock at $13.05 per share. In January 2000, the Company concluded an offer to the holders of its $125,000 aggregate principal amount of 5 1/2% Notes to convert their notes into common stock. As an inducement to convert, the Company offered its 5 1/2% Note holders an additional one hundred and eighty dollars per thousand dollars of principal amount of the 5 1/2% Notes, payable in the Company's common stock. This inducement was in addition to the 76.6284 shares issuable for each thousand dollars of principal amount of 5 1/2% Notes convertible at $13.05 per share. As a result of the conversions, the Company converted $118,285 of 5 1/2% Notes to common stock and issued a total of 9,572,208 shares of common stock, including a total of 508,244 shares of common stock issued as an inducement to convert. In the first quarter of fiscal 2000, the Company recorded a one-time charge of $20,818, including $19,433 in inducement costs associated with this conversion. In addition, the Company reclassified $3,470 of unamortized debt financing costs to stockholders' equity as part of the conversion. During 2001, holders of $3,595 of these 5 1/2% Notes voluntarily converted their Notes into 275,477 shares of common stock. In addition, the Company reclassified $78 of unamortized debt financing costs to stockholders' equity as part of the conversions. Total remaining debt issuance costs were approximately $111 and $213, of which $40 and $46 had been amortized as of December 31, 2001 and 2000, respectively.

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

During the first quarter of 2000, the Company completed the private placement of $225,000 of 5% Convertible Subordinated Notes due 2007 ("5% Notes") and $300,000 of 3 3/4% Convertible Subordinated Notes due 2007 ("3 3/4% Notes"). The 5% Notes and the 3 3/4% Notes are convertible into common stock at $56.25 and $109.50 per share, respectively. Debt issuance costs for the total $525,000 of Notes amounted to approximately $16,305, including accrued expenses, of which $2,035 had been amortized as of December 31, 2000. During 2000, holders of $100 of these 5% Notes voluntarily converted their Notes into 1,776 shares of common stock. During 2001, holders of $25,000 of these 5% Notes voluntarily converted their Notes into 506,690 shares of common stock. In addition, the Company reclassified $673 of unamortized debt financing costs to stockholders' equity as part of the conversions. Total remaining debt issuance costs were approximately $15,468 and $16,299, of which $4,135 and $2,035 had been amortized as of December 31, 2001 and 2000, respectively

In connection with the Company's acquisition of Principia Pharmaceutical Corporation ("Principia") in the third quarter of 2000, the Company acquired equipment debt to GE Capital Corporation. As of the date of Principia's acquisition, the unpaid debt was approximately $1,000. Because this debt carried an interest rate of 12.6%, the Company repaid the remaining amount of this debt during 2001.

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE J) - COMMITMENTS AND OTHER MATTERS

Leases

The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2021. The leases contain various renewal options. Minimum annual rentals are as follows:

                                              Operating     Capital
     Year Ending December 31,                  Leases        Lease
     ----------------------------------   ---------------   ---------

     2002                                     $   16,057    $    241
     2003                                         15,730         255
     2004                                         21,635         247
     2005                                         21,297           -
     2006                                         20,395           -
     2007 and thereafter                          96,533           -
                                                  ------       -----
                                              $  191,647         743
                                                 =======
     Current portion under capital lease                         241
                                                               -----
     Long-term obligation under capital lease               $    502
                                                               =====

During 1997 and 1999, the Company entered into two long-term leases expiring January 1, 2019 for a process development and manufacturing facility aggregating 127,000 square feet and built to the Company's specifications. Annual base rent under the leases is $3,765. Pursuant to the terms of these leases, the Company had security deposits of $12,787 and $12,332 as of December 31, 2001 and 2000, respectively, on deposit with the financing bank which is included in Restricted Investments in the consolidated balance sheets. The security deposit will accrue interest up to a total security deposit of $15,000. Any amounts over $15,000 will be released to the Company. The security deposit will be released at the end of the lease term. The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, as well as other covenants. The leases require additional security deposit if the Company does not meet its covenants. The Company has an option, but not an obligation, to purchase these facilities during the lease term at various prices or at the end of the lease term for an aggregate price of approximately $19,400.

During 2001, the Company entered into two seven-year lease agreements (the "October 2001 lease" and the "November 2001 lease") relating to research, manufacturing, and administrative space the Company either acquired or has under construction by two trusts established solely for that purpose. The total financed cost of the facilities anticipated to be covered under the October 2001 lease and the November 2001 lease is approximately $76,000 and $450,000, respectively. Rent obligations for the October 2001 lease began in 2001, while rent obligations for the November 2001 lease do not begin until the end of the construction period, which is currently anticipated as 2004. The Company's rent obligations will approximate the lessor's debt service costs. With respect to the Company's rent for October 2001 lease, as of December 31, 2001, the trust had fixed the interest rate on $56,000 at approximately 4.5%. The remaining $20,000 is floating based primarily on the seven-day LIBOR rate, which was approximately 1.98%, as of December 31, 2001.

The Company's operating lease commitments include minimum annual rentals for these leases and have been computed using either the locked-in interest rate or the applicable floating interest rate as of December 31, 2001. Over the life of these leases, an aggregate rent obligation of approximately $65,816 has been included in the Company's total operating lease commitment.

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE J) - COMMITMENTS AND OTHER MATTERS (CONTINUED)

Leases (continued)

With respect to the November 2001 lease, the Company has retained ownership of the land for the main campus component of this project. The Company has entered into a ground lease with the trust for the land at fair market value rates. Thereafter, rent will be reduced to a nominal amount. The Company will record these lease payments on its balance sheet as deferred rental income over the two-year construction period and then amortize this deferral over the remaining term (approximately five years).

Under these lease agreements, which the Company has accounted for as operating leases, the Company has the option to purchase the properties, during or at the end of the lease terms, at an aggregate amount of approximately $526,000. Alternatively, the Company can cause the properties to be sold to third parties. The Company is contingently liable for the residual value guarantee associated with each property up to an aggregate amount of $459,430, assuming the full amount of the leases is used for construction activities.

With respect to the October 2001 lease, the Company has a residual value guarantee of 85% of the total financed cost at lease termination. In the event of the Company's default, the Company is responsible for 100% of the total financed cost of the project. Although the trust is responsible for servicing and repaying the debt and equity financings to various parties, the Company has made the residual value guarantee to the trust. In the event the trust defaults to the lender or in the event the trust is terminated, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts.

With respect to the November 2001 lease, the Company has a residual value guarantee of 87.74% of the total financed cost at lease termination. In the event of default, the Company is responsible for 100% of the total financed cost of the project. During the construction period, the Company has a residual value guarantee of 89.9% of the financed cost incurred. Although the trust is responsible for servicing and repaying the debt and equity financings to various parties, the Company has made the residual value guarantee to the trust. In the event the trust defaults to the lender or in the event the trust is terminated, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts.

In connection with the October 2001 lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities. In connection with the November 2001 lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios.

The Company has entered into leases for office and laboratory space which provide for certain rent abatement and rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $2,439 and $2,705 at December 31, 2001 and 2000, respectively.

Certain other leases provide for escalation for increases in real estate taxes and certain operating expenses, as well as various renewal terms.

Rent expense aggregated $14,713, $8,352 and $7,210 for the years ended December 31, 2001, 2000 and 1999, respectively.

Capital Expenditures

At December 31, 2001 and 2000, the Company had commitments for capital expenditures, consisting primarily of laboratory space and equipment, of approximately $16,300 and $3,637, respectively.

                           HUMAN GENOME SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

(NOTE J) - COMMITMENTS AND OTHER MATTERS (CONTINUED)

401(k) Plan

The Company has adopted a 401(k) pension plan available to eligible full-time employees. The Company made contributions of $857, $600 and $446 to the plan for the years ended December 31, 2001, 2000 and 1999, respectively.

(NOTE K) - STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

On May 23, 2001, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation (Fifth) which increased the Company's authorized common stock to 400,000,000 from 250,000,000 shares. In addition, the Company's stockholders approved an amendment to the 2000 Stock Incentive Plan which established a limit on the number of shares of common stock that may be issued with respect to awards granted each year. For 2001, 2002 and 2003, this limit will be equal to five percent of the outstanding common stock as of the end of the preceding fiscal year. Shares that are available for a given year but not subject to awards granted in that year will be carried forward ("Carryover Shares") to the following year. After 2003, only the carried forward shares and the shares that are returned to the pool of available shares due to award forfeitures, will be available for issuance. Following stockholder approval on May 23, 2001, five percent of the outstanding common stock as of December 31, 2000, or 6,259,627 shares, were reserved for issuance under the 2000 Plan.

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

All share, per share and common stock amounts presented in the financial statements and related footnotes for all periods presented have been restated to reflect the two two-for-one stock splits effected during 2000.

Stock Option Plans

The Company has stock option plans under which options to purchase shares of the Company's common stock may be granted to employees, consultants and directors at a price no less that the fair market value on the date of grant. At December 31, 2001, the total authorized number of shares under all plans was 40,372,299. The vesting period of the options is determined by the Board of Directors and is generally four years. All options expire after ten years from the date of grant.

The Company issued 10,000, 2,600 and 48,000 options to non-employees during the years ended December 31, 2001, 2000 and 1999, respectively. The fair value of these options is being amortized to expense over the service period.

                         HUMAN GENOME SCIENCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (dollars in thousands, except share and per share data)

(NOTE K) - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Preferred Stock (continued)

Option transactions during 2001, 2000 and 1999 are summarized as follows:

                                                                   Year Ended December 31,
                                          ---------------------------------------------------------------------------
                                                   2001                     2000                      1999
                                          -----------------------  ------------------------  ------------------------
                                                      Weighted-                 Weighted-                   Weighted-
                                                       Average                   Average                     Average
                                                       Exercise                  Exercise                   Exercise
                                           Shares       Price        Shares       Price        Shares        Price
                                          ----------  -----------  -----------  -----------  -----------   ----------
Outstanding at beginning of year         21,503,182     $31.49     17,234,972      $14.10    14,325,352     $  8.46

Options granted                           6,751,719      44.06      7,070,139       65.99     5,568,472       24.94


Options exercised                        (2,284,752)      9.50     (2,480,240)       9.49    (2,291,604)       6.15

Options canceled or expired              (1,269,382)     56.81       (321,689)      27.42      (367,248)       7.95
                                         ----------                  --------                  --------

Outstanding at end of year               24,700,767      35.63     21,503,182       31.49    17,234,972       14.10
                                         ==========                ==========                ==========

Options exercisable at end of year        9,223,400      24.67      6,583,926       12.96     5,379,516       10.32
                                          =========                 =========                 =========

The following table summarizes information about stock options outstanding at December 31, 2001:

                                     Options Outstanding                   Options Exercisable
                          -------------------------------------------   ------------------------
                                           Weighted-
                                            Average
                                           Remaining        Weighted-                  Weighted-
                                          Contractual        Average                    Average
                          Number            Life (In        Exercise      Number       Exercise
Range of Exercise Price   Outstanding        Years)          Price      Exercisable      Price
-----------------------   -----------    ---------------   ----------   -----------   ----------

$ 0.05 to $  5.50           195,155            2.6         $  3.81        195,155       $  3.81
$ 5.51 to $  8.63         5,759,910            6.1            7.40      3,949,614          7.33
$ 8.64 to $ 17.50           709,135            7.1           10.20        330,768         10.09
$17.51 to $ 32.74         5,563,028            6.8           26.32      2,901,952         25.71
$32.75 to $ 41.25         4,336,072            9.7           38.46        134,679         37.50
$41.26 to $ 64.48         2,189,567            9.3           49.70        195,891         49.70
$64.49 to $ 75.00         4,941,521            8.9           66.19      1,152,576         66.15
$75.01 to $110.00         1,006,379            8.0           79.80        362,765         79.49
                          ---------                                     ---------

                         24,700,767            7.8           35.63      9,223,400         24.67
                         ==========                                     =========

Employee Stock Purchase Plan

During 2000, the Company's stockholders approved the establishment of an Employee Stock Purchase Plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 481,056 and 500,000 shares as of December 31, 2001 and 2000, respectively. Common stock

                         HUMAN GENOME SCIENCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (dollars in thousands, except share and per share data)

(NOTE K) - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plans (continued)

issued under this plan totaled 18,944 in 2001. Under the plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan.

The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 2001, 2000 and 1999 would have been approximately $242,615, $300,569 and $78,202, respectively, or $1.91, $2.71 and $0.85 per share, respectively. The weighted-average fair value of the stock options granted during 2001, 2000 and 1999 is estimated as $31.26, $57.08 and $15.65 per share, respectively. The weighted-average fair value of the employee stock purchase plan rights granted during 2001 is estimated as $23.71 per share. These weighted average fair values were determined based on the Black-Scholes option-pricing model with the following assumptions:

                                                     Year Ended December 31,

                                                   2001       2000       1999
                                                   ----       ----       ----
Expected life:
  Stock options                                 6.0 years  6.0 years  6.0 years
  Employee stock purchase plan                  1.0 year         -          -

Interest rate                                     4.49%      5.21%      6.71%
Volatility                                         79%        111%       62%
Dividend yield                                     0%          0%         0%

The effect of applying SFAS No. 123 on 2001, 2000 and 1999 pro forma net loss and net loss per share as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things,
(1) the vesting period of the stock options and the (2) fair value of additional stock options in future years.

Options available for future grant were 4,691,650 at December 31, 2001.

(NOTE L) - PREFERRED SHARE PURCHASE RIGHTS

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

(NOTE L) - PREFERRED SHARE PURCHASE RIGHTS (CONTINUED)

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

(NOTE M) - INCOME TAXES

The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:


                                                        Year Ended December 31,
                                               ------------------------------------------
                                                   2001          2000           1999
                                                   ----          ----           ----
Federal income tax provision at 34%.........      $(39,832)     $(82,818)      $(14,261)

Debt conversion expenses for which no tax
  benefit is   available....................         1,504        19,626              -

Stock option deduction for which no book
  benefit is available......................       (32,794)      (47,539)        (2,900)

Purchased in-process R&D for which no tax
  benefit is   available....................             -        51,770              -

Net operating loss adjustment...............             -        (6,347)         2,969

State taxes, net of federal tax benefit.....        (5,412)      (12,211)        (2,001)

Foreign taxes...............................             -           149          1,344

Tax credits, principally for research and
  development...............................        (6,552)       (8,900)        (3,274)

Other.......................................           100        (1,141)            96


Increase in valuation allowance on deferred         82,986        87,636         18,252
    tax asset...............................        ------        ------         ------

                                                  $       -     $    225       $    225
                                                  =========     ========       ========

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                                   CURRENT                LONG-TERM
                                                               ASSET/(LIABILITY       ASSET/(LIABILITY)
                                                               ----------------       -----------------
December 31, 2001

    Net operating loss carryforward.........................      $       -                $  184,445

    Research and development and other tax credit
      carryforwards...........................................            -                    24,968

    Deferred revenue........................................            991                     3,967

    Depreciation............................................              -                     1,523

    Reserves and accruals...................................          1,585                     3,408

    Loss on impaired investment.............................              -                     8,618

    Other...................................................            196                     1,132
                                                                  ---------                ----------
                                                                      2,772                   228,061


    Less valuation allowance................................         (2,772)                 (228,061)
                                                                  ---------                ----------
                                                                  $       -                $        -
                                                                  =========                ==========

                         HUMAN GENOME SCIENCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (dollars in thousands, except share and per share data)

(NOTE M) - INCOME TAXES (CONTINUED)



                                                                   CURRENT              LONG-TERM
                                                               ASSET/(LIABILITY      ASSET/(LIABILITY)
                                                               ----------------      ----------------
December 31, 2000

    Net operating loss carryforward.........................      $       -             $ 112,143

    Research and development and other tax credit
      carryforwards.........................................              -                18,417

    Deferred revenue........................................          4,901                 5,950

    Depreciation............................................              -                 2,564

    Reserves................................................              -                   860

    Other...................................................            960                 2,061
                                                                  ----------            ----------
                                                                      5,861               141,995

    Less valuation allowance................................         (5,861)             (141,995)
                                                                  ----------            ----------

                                                                  $       -             $       -
                                                                  ==========            ==========

The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined. Not included in the above schedule of deferred tax assets and liabilities is a deferred tax liability associated with unrealized gains on investments of $12,385 and $10,887 at December 31, 2001 and 2000, respectively. This liability is currently shown as a component in the consolidated statements of stockholders' equity.

Provision for income taxes is comprised of the following:


                                                      Year Ended December 31,
                                                -------------------------------------

                                                   2001          2000         1999
                                                   ----          ----         ----

Current:

   Federal....................................      $     -     $     -      $     -

   State......................................            -           -            -

   Foreign taxes..............................            -         225          225


Deferred......................................            -           -            -
                                                    -------     -------      -------
                                                    $     -        $225         $225
                                                    =======        ====         ====

The Company has available tax credit carryforwards of approximately $25,000, which expire, if unused, from the year 2008 through the year 2021. The Company has net operating loss carryforwards for federal income tax purposes of approximately $477,600 which expire, if unused, from the year 2010 through the year 2021. The Company's ability to utilize these NOLs may be limited under Internal Revenue Code Section 382. The tax benefit of approximately $232,500 of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryforwards.

(NOTE N) - INVESTMENT IN VASCULAR GENETICS, INC.

In November 1997, the Company entered into an agreement with three other parties to form Vascular Genetics, Inc. ("VGI"), to pursue the development and commercialization of gene therapy products for the treatment of vascular diseases. As a result of the November 1997 agreement and other transactions since that time, as of December 31, 2001, the Company holds a significant minority equity interest in VGI of 27%. The Company also holds certain preemptive rights that will permit retention of the Company's ownership position under some circumstances in the event of a future financing by VGI. In addition, the Company has the option to purchase 100% of VGI's common stock at fair market value upon receiving the approval of two-thirds of the shareholders. The Company will earn

                         HUMAN GENOME SCIENCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (dollars in thousands, except share and per share data)

(NOTE N) - INVESTMENT IN VASCULAR GENETICS INC. (CONTINUED)

royalties on net sales from products developed and commercialized by VGI or by a party granted a sublicense by VGI. Royalty rates are competitive and increase as specified sales targets are reached. In 1998, the Company loaned $600 to VGI of which the Company forgave $100 in 1998. The Company has appointed two directors to the Board of Directors of VGI.

During 1999, the Company provided manufacturing services and product to VGI in connection with a manufacturing agreement. At December 31, 2000, the Company's receivable balance due from VGI was $1,532. Based upon VGI's uncertain financial condition, the Company decided to fully reserve the receivable balance from VGI as of December 31, 2000. During 2001, the Company provided no manufacturing or research services to VGI nor did the Company receive any payments from VGI. The Company has no carrying value for its investment in VGI at December 31, 2001.

(NOTE O) - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                              Year Ended December 31,
                                                   ------------------------------------------------
                                                      2001             2000                1999
                                                      ----             ----                ----
Numerator:
Net loss before cumulative effect of
 change in accounting principle.................   $ (117,152)      $ (235,556)       $  (42,169)
Cumulative effect of change in
 accounting principle...........................            -           (8,250)                -
                                                   ----------       -----------       -----------
Net loss........................................   $  (117,152)     $ (243,806)       $  (42,169)
                                                   ===========      ===========       ===========

Denominator:
Denominator for basic and diluted
 earnings per share - weighted-average shares....  126,990,788      110,929,292       92,051,988
                                                   ===========      ===========       ===========

Net loss per share, basic and diluted:

Net loss per share before cumulative
 effect of change in accounting principle........  $     (0.92)     $     (2.12)      $    (0.46)
Cumulative effect of change in
 accounting principle............................            -            (0.08)               -
                                                   ----------       -----------       -----------
Net loss per share...............................  $     (0.92)     $     (2.20)      $    (0.46)
                                                   ===========      ===========       ===========

                         HUMAN GENOME SCIENCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (dollars in thousands, except share and per share data)

(NOTE P) - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for fiscal 2001 and 2000 is presented in the following tables:

                                                          1st         2nd         3rd           4th
                                                       Quarter     Quarter      Quarter      Quarter
                                                       -------     -------      -------      -------
2001
Revenue...........................................  $   5,267   $   5,267   $    1,642     $    642
Income (loss) from operations.....................    (35,112)    (40,896)     (44,977)     (51,187)
Net income (loss) (1).............................    (13,007)    (24,024)     (24,879)     (55,242)
Net income (loss) per share, basic and diluted....      (0.10)      (0.19)       (0.19)       (0.43)




2000
Revenue...........................................  $   5,267   $   5,267   $    6,267     $  5,267
Income (loss) from operations.....................    (20,263)    (22,960)    (157,528)     (29,770)
Net income (loss) before cumulative effect of
  change in accounting principle (2)..............    (64,273)    (16,368)    (148,909)      (6,006)
Cumulative effect of change in accounting
  principle.......................................     (8,250)          -            -
                                                        ------      ------       ------       ------
Net income (loss) (2).............................    (72,523)    (16,368)    (148,909)      (6,006)
                                                      ========    ========    =========      =======
Basic and diluted net income per share before
  cumulative effect of change in accounting
  principle (2)...................................  $   (0.62)  $   (0.15)  $    (1.35)    $  (0.05)
Cumulative effect of change in the accounting
  principle.......................................      (0.08)          -            -            -
                                                        ------      ------       ------       ------
Net income (loss) per share, basic and diluted (2)  $   (0.70)  $   (0.15)  $    (1.35)    $  (0.05)
                                                        ======      ======       ======       ======


(1) The Company's results for the fourth quarter of 2001 include a non-recurring charge of $22,314, or $0.17 per share, relating to an impairment charge recognized in connection with the Company's investment in Transgene, S.A.

(2) The Company's results for the first and third quarters of 2000 include non-recurring charges relating to debt conversion expenses of $50,818, or $0.49 per share, and purchased in-process research and development of $134,050, or $1.21 per share, respectively.