Form 10-Q
period 2002-03-31
HUMAN GENOME SCIENCES INC
filed 2002-05-13
CIK 901219

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002        Commission File Number 0-22962

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

Yes    X       No
     -----



The number of shares of the registrant's common stock outstanding on March 31, 2002 was 128,421,029.

                              TABLE OF CONTENTS

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
       PART I.          FINANCIAL INFORMATION

        Item 1.         Financial Statements

                        Consolidated Statements of Operations for the three months
                              ended March 31, 2002 and 2001..........................................       3

                        Consolidated Balance Sheets at March 31, 2002 and December 31, 2001..........       4

                        Consolidated Statements of Cash Flows for the three months
                              ended March 31, 2002 and 2001..........................................       5

                        Notes to Consolidated Financial Statements...................................       7

        Item 2.         Management's Discussion and Analysis of
                              Financial Condition and Results of Operations..........................       9

        Item 3.         Quantitative and Qualitative Disclosures About Market Risk...................      13


       PART II.         OTHER INFORMATION

        Item 6.         Exhibits and Reports on Form 8-K.............................................      14

                        Signatures...................................................................      15

                        PART I.  FINANCIAL INFORMATION

                         HUMAN GENOME SCIENCES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Three months ended
                                                                                     March 31,
                                                                    ---------------------------------------
                                                                            2002                2001
                                                                    ------------------    ----------------
                                                                    (dollars in thousands, except share and
                                                                                per share amounts)
Revenue - research and development collaborative contracts:
   Third parties................................................... $                -    $          4,625
   Related parties.................................................                642                 642
                                                                    ------------------    ----------------
            Total revenue..........................................                642               5,267
                                                                    ------------------    ----------------

Costs and expenses:
      Research and development.....................................             45,587              32,096
      General and administrative...................................             10,799               8,283
                                                                    ------------------    ----------------

            Total costs and expenses...............................             56,386              40,379
                                                                    ------------------    ----------------



Income (loss) from operations......................................           (55,744)            (35,112)


Interest income....................................................             23,407              28,625
Interest expense...................................................            (5,951)             (6,520)
                                                                    ------------------    ----------------
                                                                              (38,288)            (13,007)
Income (loss) before taxes.........................................
Provision for income taxes.........................................                  -                   -
                                                                    ------------------    ----------------
Net income (loss).................................................. $         (38,288)    $       (13,007)
                                                                    ==================    ================

Net income (loss) per share, basic and diluted..................... $           (0.30)    $         (0.10)
                                                                    ==================    ================

Weighted average shares outstanding,
    basic and diluted..............................................        128,355,422         125,394,401
                                                                    ==================    ================





         See accompanying notes to consolidated financial statements.

                         HUMAN GENOME SCIENCES, INC.
                         CONSOLIDATED BALANCE SHEETS



                                                                                             March 31,       December 31,

                                                                                                2002             2001
                                                                                            -------------   ---------------
ASSETS                                                                                          (dollars in thousands)
------


Current assets:

      Cash and cash equivalents ........................................................     $    87,449     $      88,319
      Short-term investments............................................................       1,374,830         1,456,091
      Prepaid expenses and other current assets.........................................          11,012             3,988
                                                                                            -------------   ---------------
            Total current assets........................................................       1,473,291         1,548,398


Long-term investments...................................................................          33,858            43,824
Property, plant and equipment (net of accumulated depreciation and amortization) .......         111,077           101,282
Restricted investments..................................................................         145,252           144,901
Other assets............................................................................          25,463            26,599
                                                                                            -------------   ---------------
            TOTAL ASSETS................................................................      $1,788,941        $1,865,004
                                                                                            =============   ===============



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

      Current portion of long-term debt.................................................     $       444     $         444
      Current portion of capital lease obligation.......................................             237               241
      Accounts payable and accrued expenses.............................................          23,679            32,915
      Accrued payroll and related taxes.................................................           5,933             5,600
      Deferred revenues.................................................................           2,568             2,568
                                                                                            -------------   ---------------
            Total current liabilities...................................................          32,861            41,768


Long-term debt, net of current portion..................................................         503,468           503,468
Capital lease obligation, net of current portion........................................             447               502
Deferred revenues.......................................................................          12,197            12,839
Other liabilities.......................................................................           1,754             1,964
                                                                                            -------------   ---------------
            Total liabilities...........................................................         550,727           560,541
                                                                                            -------------   ---------------



Stockholders' Equity:

      Preferred stock...................................................................               -                 -
      Common stock......................................................................           1,284             1,283
      Additional paid-in capital........................................................       1,754,394         1,753,235
      Unearned portion of compensatory stock options....................................            (278)             (294)
      Accumulated other comprehensive income (loss).....................................           2,933            32,070
      Retained deficit..................................................................        (520,119)         (481,831)
                                                                                            -------------   ---------------
            Total stockholders' equity..................................................       1,238,214         1,304,463
                                                                                            -------------   ---------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................      $1,788,941        $1,865,004
                                                                                            =============   ===============

         See accompanying notes to consolidated financial statements.

                         HUMAN GENOME SCIENCES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Three months ended
                                                                                                         March 31,
                                                                                                  2002                  2001
                                                                                           ------------------      ---------------
                                                                                                   (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss) .................................................................         $  (38,288)         $   (13,007)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
          Accrued interest on short-term and restricted investments.....................               7,055                1,238
          Depreciation and amortization.................................................               4,028                3,032
          Loss (gain) on disposal of fixed assets.......................................                   5                   46
          Compensation expense related to stock options.................................                  16                   66
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets................................             (7,024)              (5,977)
               Other assets.............................................................                 576                1,018
               Accounts payable and accrued expenses....................................             (1,495)                (585)
               Accrued payroll and related taxes........................................                 333                   86
               Deferred revenues........................................................               (642)              (5,267)
               Other liabilities........................................................               (210)                 (79)
                                                                                           ------------------      ---------------
          Net cash provided by (used in) operating activities...........................            (35,646)             (19,429)
                                                                                           ------------------      ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - property, plant and equipment...............................            (21,009)              (8,730)
     Purchase of short-term investments and marketable securities.......................           (216,891)            (512,309)
     Proceeds from sales and maturities of investments and marketable securities........             273,143              290,750
                                                                                           ------------------      ---------------
          Net cash provided by (used in) investing activities...........................              35,243            (230,289)
                                                                                           ------------------      ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt........................................................                   -                 (68)
     Restricted investments.............................................................             (1,568)                (162)
     Payments on capital lease..........................................................                (59)                    -
     Proceeds from issuance of common stock (net of expenses)...........................               1,160                3,123
                                                                                           ------------------      ---------------
          Net cash provided by (used in) financing activities...........................               (467)                2,893
                                                                                           ------------------      ---------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................               (870)            (246,825)

Cash and cash equivalents - beginning of period.........................................              88,319              493,867
                                                                                           ------------------      ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD...............................................          $   87,449             $247,042
                                                                                           ==================      ===============
Supplemental disclosures of cash flow information:

  Cash paid during the period for:

          Interest......................................................................        $     10,739            $  11,515

          Income taxes..................................................................                   -                   25

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

                         HUMAN GENOME SCIENCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE QUARTER ENDED MARCH 31, 2002
               (In thousands, except share and per share data)

NOTE 1.    INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company's management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2002 and 2001, the Company's financial position at March 31, 2002, and the cash flows for the three month periods ended March 31, 2002 and 2001. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of future financial results.

NOTE 2.  COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company's available-for-sale securities and on the Company's investments in Transgene S.A., Cambridge Antibody Technology and Ciphergen Biosystems to be included in other comprehensive income.

During the three month periods ended March 31, 2002 and 2001, total comprehensive income (loss) amounted to:

                                                                      Three months ended March 31,
                                                             ------------------------------------------
                                                                    2002                    2001
                                                             ------------------      ------------------

       Net income (loss)....................................     $(38,288)              $(13,007)

       Net unrealized gains (losses):
         Short-term investments.............................      (17,954)                14,789
         Long-term investments..............................       (9,966)               (47,045)
         Restricted investments.............................       (1,217)                     -
                                                             ------------------      ------------------

       Total comprehensive income (loss)....................     $(67,425)              $(45,263)
                                                             ==================      ==================

Realized gains and losses, which are included in the Company's net income
(loss) for the three month periods ended March 31, 2002 and 2001, and their respective net proceeds were as follows:

                                                                      Three months ended March 31,
                                                                --------------------------------------
                                                                      2002                  2001
                                                                ---------------       ----------------
       Realized gains.......................................        $    3,595              $   1,132
       Realized losses......................................              (343)                  (142)
       Net proceeds.........................................           227,047                230,099

                         HUMAN GENOME SCIENCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED MARCH 31, 2002
               (In thousands, except share and per share data)

NOTE 3 - COMMITMENTS AND OTHER MATTERS

During 2001, the Company entered into two seven-year lease agreements (the "October 2001 lease" and the "November 2001 lease") relating to research, manufacturing, and administrative space the Company either acquired or has under construction by two trusts established solely for that purpose. The total financed cost of the facilities anticipated to be covered under the October 2001 lease and the November 2001 lease is approximately $76,000 and $450,000, respectively. Rent obligations for the October 2001 lease began in 2001, while rent obligations for the November 2001 lease do not begin until the end of the construction period, which is currently anticipated as 2004. The Company's rent obligations will approximate the lessor's debt service costs. With respect to the Company's rent for the October 2001 lease, in 2001 the trust had fixed the interest rate on $56,000 at approximately 4.5%. The remaining $20,000 is floating based primarily on the seven-day LIBOR rate, which was approximately 2.05%, as of March 31, 2002.

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

With respect to these leases, the Company has a residual value guarantee of 85.0% of the total financed cost at lease termination relating to the October 2001 lease and a residual value guarantee of 89.9% during the construction period and 87.74% of the total financed cost at lease termination relating to the November 2001 lease. The Company's residual value guarantees for the October 2001 and November 2001 leases were $47.6 million and $28.6 million, respectively, as of March 31, 2002. In addition, both of these leases, along with the Company's long-term leases for its existing process development and manufacturing facility, require the Company to maintain minimum levels of collateral, in the form of restricted investments, for the duration of the leases. The restricted investments relating to these leases aggregated $145.3 million and $144.9 million as of March 31, 2002 and December 31, 2001, respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

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

     We have eight products, including three therapeutic proteins, two antibodies and three albumin fusion products that have entered or are ready to enter human clinical trials; a ninth product, a gene therapy product based on a gene we discovered, has been licensed to Vascular Genetics, Inc. (VGI) and has entered human clinical trials being conducted by VGI; a tenth product, a compound that lowers levels of the enzyme lipoprotein-associated phospholipase A2 (Lp-PLA(2)), was discovered by GlaxoSmithKline (GSK) as part of our collaboration with GSK and also has entered human clinical trials being conducted by GSK. We have a number of additional products in preclinical development. We recently announced the discontinuation of development of mirostipen, a therapeutic protein, which previously had entered human clinical trials.

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

RESULTS OF OPERATIONS

      Revenues. Revenues were $0.6 million for the three months ended March 31, 2002 compared to revenues of $5.3 million for the three months ended March 31, 2001. Revenues for the three months ended March 31, 2002 represent revenue recognized from Transgene, S.A. Revenues for the three months ended March 31, 2001 represented $1.9 million in revenue recognized from Schering Corporation and Schering Plough Ltd., $1.7 million in revenue recognized from Merck KGaA, $1.1 million in revenue recognized from Synthelabo, and $0.6 million recognized in revenue from Transgene, S.A. Related party revenues represent revenues from Transgene in which we hold a minority interest.

      We expect that our revenues may be limited to payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any such further arrangements.

     Expenses. Research and development expenses were $45.6 million for the three months ended March 31, 2002 compared to $32.1 million for the three months ended March 31, 2001. We track our research and development expenditures by type of cost incurred - preclinical, clinical and manufacturing costs.

     Preclinical expenses increased to $23.8 million for the three months ended March 31, 2002 compared to $18.3 million for the three months ended March 31, 2001. The increase in our preclinical expenses is due primarily to expanded activities, including toxicology studies, needed to support our investigational new drug filings that were made or will be made in the future, expanded activities in the area of antibody development, including the cost of a milestone met during the first quarter of 2002 along with additional rent expense attributable to the leasing of a 240,000 square foot research and development complex in May 2001.

     Clinical expenses increased to $7.9 million for the three months ended March 31, 2002 compared to $5.4 million for the three months ended March 31, 2001. The increase in our clinical expenses is due primarily to the cost of continuing ongoing trials from 2001 along with the cost of filing, initiating and sustaining new trials that began in 2002. We had seven drugs in human clinical development as of March 31, 2002 excluding mirostipen, a therapeutic protein for which we recently discontinued development, compared to four drugs in human clinical development ongoing as of March 31, 2001.

     Manufacturing expenses increased to $13.9 million for the three months ended March 31, 2002 compared to $8.4 million for the three months ended March 31, 2001. Our manufacturing costs increased due to the increased production activities within our process development and manufacturing facilities needed to support our increased clinical activities.

     General and administrative expenses increased to $10.8 million for the three months ended March 31, 2002 from $8.3 million for the three months ended March 31, 2001. The increase for the three month period ended March 31, 2002 resulted primarily from higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered.

      Interest income decreased for the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001 due to lower cash balances as a result of our net losses in 2002 and 2001, our capital expenditures during this period as well as a reduced yield on our investments. Interest expense decreased for the three month period due primarily to a reduction in the average debt balance for 2002 compared to 2001 as a result of the conversion to equity of $28.6 million of convertible subordinated notes during 2001.

     Net Income. We recorded a net loss of $38.3 million, or $0.30 per share, for the three months ended March 31, 2002 compared to a net loss of $13.0 million, or $0.10 per share, for the three months ended March 31, 2001. The increased loss for the three month period of 2002 reflects increased investment in the development of preclinical and clinical drug candidates, increased manufacturing operations, reduced revenue and net interest income, as well as increased general and administrative activities.

LIQUIDITY AND CAPITAL RESOURCES

      We had working capital of $1.44 billion and $1.51 billion at March 31, 2002 and December 31, 2001, respectively. The reduction in our working capital for the three months ended March 31, 2002 is primarily due to our net loss and our capital expenditures during this period.

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

      Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates. For example, in April 2002, we announced that the results from our two chemotherapy-induced neutropenia trials showed that our drug candidate, mirostipen, was safe and well-tolerated, but not shown to have sufficient biological activity to meet our criteria for continued development of mirostipen as a single, stand-alone agent for chemotherapy-induced neutropenia. At that same time, we announced a new initiative to treat chemotherapy-induced neutropenia using a new drug, Albugranin(TM).

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

       Our future liquidity and capital resources will be affected by our contractual obligations, including two seven-year lease agreements we entered into in 2001 (the "October 2001 lease" and the "November 2001 lease") relating to research, manufacturing and administrative space either acquired or under construction by two trusts controlled by third parties established solely for that purpose. As part of these agreements, we are required to maintain collateral, in the form of restricted investments, in amounts equal to 100% of the financed project cost for the duration of the leases. Our restricted investments for these two leases, along with our restricted investments associated with the leases for our existing process development and manufacturing facility aggregated $145.3 million as of March 31, 2002 compared to $144.9 million as of December 31, 2001.

       Under these lease agreements, which we have accounted for as operating leases, we have the option to purchase the properties, during and at the end of the lease terms, at an aggregate amount of approximately $526.0 million. Alternatively, we can cause the properties to be sold to third parties. We are contingently liable for the residual value guarantee associated with each property in the event the net sale proceeds are less than the original financed costs of the facilities. The residual value guarantee for the October 2001 lease and the November 2001 lease is approximately $64.6 million and $394.8 million, respectively, assuming the full amount of the financings is used for construction activities. Based upon the amount financed as of March 31, 2002, our residual value guarantee for the October 2001 lease and the November 2001 lease is approximately $47.6 million and $28.6 million, respectively. As of December 31, 2001, our residual value guarantee for the October 2001 lease and the November 2001 lease was approximately $47.6 million and $15.0 million, respectively, based upon the amount financed as of that date.

       The rent under the October 2001 lease is currently based on a floating interest rate, but the trust can lock in a fixed interest rate at any time at our request. To the extent the trust does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. As of March 31, 2002, the trust had fixed the interest rate on $56.0 million at approximately 4.5%. The remaining $20.0 million is floating based primarily on the seven-day LIBOR rate, which was approximately 2.05%, as of March 31, 2002.

       The November 2001 lease relates to the construction of our research and development and administrative main campus and a large-scale manufacturing facility. We will lease these properties for approximately five years, following an estimated two-year construction period, from a trust controlled by third parties established solely for this purpose. The rent under this lease is currently based on a floating interest rate, but the trust can lock in a fixed interest rate at any time at our request. To the extent the trust does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. At March 31, 2002, the floating interest rate based primarily on short-term commercial paper was approximately 1.92%.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio can be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having a rating of at least an "A" rating and various money market instruments. The short-term nature of these securities, which have an average term of approximately eighteen months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of our cash, cash equivalents and short-term and restricted investments by approximately $25.2 million, or approximately 1.57% of the aggregate fair value of $1.61 billion, at March 31, 2002. For these reasons, and because these securities are almost always held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of March 31, 2002. We believe that any market change related to our U.S. securities held as of March 31, 2002 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

     As of March 31, 2002, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology (CAT) and Ciphergen Biosystems were approximately $4.4 million, $28.2 million and $1.3 million, respectively. Our investments in Transgene and Ciphergen Biosystems are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

     The facility leases we entered into during 2001 require us to maintain minimum levels of restricted investments as collateral for these facilities. By 2004, we expect our restricted investments for these leases to be approximately $526.0 million. We are also required to maintain approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in both a rising or declining interest rate environment.

     The rent under certain of these facility leases is based on a floating interest rate. We can direct the trusts which own the facilities and lease them to us to lock in a fixed interest rate. As of March 31, 2002, such a fixed rate for seven years would be approximately 5.8% compared to the floating rate as of March 31, 2002 of approximately 2.0%. If interest rates increase, our rent obligations would also increase, which would adversely affect our operating expenses.

                         PART II.  OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                    (a)     Exhibits

                            None.

                 -----------------------

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


                              HUMAN GENOME SCIENCES, INC.




                              BY:  /s/ William A. Haseltine, Ph.D.
                                   -------------------------------
                                       William A. Haseltine, Ph.D.
                                       Chairman and Chief Executive Officer




                              BY: /s/ Steven C. Mayer
                                  -------------------
                                      Steven C. Mayer
                                      Senior Vice President and
                                       Chief Financial Officer




Dated: May 13, 2002