Form 10-Q
period 2002-06-30
HUMAN GENOME SCIENCES INC
filed 2002-08-07
CIK 901219

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002	Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC.

(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. Employer Identification Number)

9410 Key West Avenue, Rockville, Maryland 20850-3331
(Address of principal executive offices and zip code)

(301) 309-8504
(Registrant’s telephone Number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X           No

The number of shares of the registrant’s common stock outstanding on June 30, 2002 was 128,625,805.

TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the three and six months
	ended June 30, 2002 and 2001	3

	Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	4

	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures	15

PART I. FINANCIAL INFORMATION

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

		(dollars in thousands, except share and per share amounts)

Revenue – research and development collaborative contracts:
Third parties	$–	$4,625	$–	$9,250
Related parties	642	642	1,284	1,284

Total revenue	642	5,267	1,284	10,534

Costs and expenses:
Research and development	48,703	36,460	94,290	68,556
General and administrative	12,768	9,703	23,567	17,986

Total costs and expenses	61,471	46,163	117,857	86,542

Income (loss) from operations	(60,829)	(40,896)	(116,573)	(76,008)

Interest income	20,253	27,000	43,661	55,626
Interest expense	(5,934)	(6,253)	(11,886)	(12,774)
Debt conversion expenses	–	(3,875)	–	(3,875)

Income (loss) before taxes	(46,510)	(24,024)	(84,798)	(37,031)
Provision for income taxes	–	–	–	–

Net income (loss)	$(46,510)	$(24,024)	$(84,798)	$(37,031)

Net income (loss) per share, basic and diluted	$(0.36)	$(0.19)	$(0.66)	$(0.29)

Weighted average shares outstanding, basic and diluted	128,511,597	126,674,042	128,434,134	126,095,629

See accompanying notes to consolidated financial statements.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(dollars in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$16,886	$88,319
Short-term investments	1,402,236	1,456,091
Prepaid expenses and other current assets	12,735	3,988

Total current assets	1,431,857	1,548,398

Long-term investments	25,831	43,824
Property, plant and equipment (net of accumulated depreciation and amortization)	122,231	101,282
Restricted investments	150,147	144,901
Other assets	24,365	26,599

TOTAL ASSETS	$1,754,431	$1,865,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$444	$444
Current portion of capital lease obligation	241	241
Accounts payable and accrued expenses	29,312	32,915
Accrued payroll and related taxes	7,873	5,600
Deferred revenues	2,568	2,568

Total current liabilities	40,438	41,768

Long-term debt, net of current portion	503,468	503,468
Capital lease obligation, net of current portion	383	502
Deferred revenues	11,555	12,839
Other liabilities	2,247	1,964

Total liabilities	558,091	560,541

Stockholders’ Equity:
Preferred stock	–	–
Common stock	1,286	1,283
Additional paid-in capital	1,755,852	1,753,235
Unearned portion of compensatory stock options	(261)	(294)
Accumulated other comprehensive income (loss)	6,092	32,070
Retained deficit	(566,629)	(481,831)

Total stockholders’ equity	1,196,340	1,304,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,754,431	$1,865,004

See accompanying notes to consolidated financial statements.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2002	2001

	(dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(84,798)	$(37,031)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term investments	5,401	(3,002)
Depreciation and amortization	8,319	6,347
Inducement costs paid in the form of common stock	–	3,875
Loss (gain) on disposal of fixed assets	237	44
Compensation expense related to stock options	33	132
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,747)	(1,148)
Other assets	1,114	1,616
Accounts payable and accrued expenses	2,612	9,906
Accrued payroll and related taxes	2,273	1,959
Deferred revenues	(1,284)	(10,534)
Other liabilities	283	(166)

Net cash provided by (used in) operating activities	(74,557)	(28,002)

Cash flows from investing activities:
Capital expenditures – property, plant and equipment	(34,598)	(22,008)
Purchase of short-term investments and marketable securities	(331,843)	(965,652)
Proceeds from sales and maturities of investments and marketable securities	372,366	637,399

Net cash provided by (used in) investing activities	5,925	(350,261)

Cash flows from financing activities:
Repayment of long-term debt	–	(924)
Restricted investments	(5,302)	(56,189)
Payments on capital lease	(119)	–
Proceeds from issuance of common stock (net of expenses)	2,620	15,469

Net cash provided by (used in) financing activities	(2,801)	(41,644)

Net increase (decrease) in cash and cash equivalents	(71,433)	(419,907)
Cash and cash equivalents – beginning of period	88,319	493,867

Cash and cash equivalents – end of period	$16,886	$73,960

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,757	$11,570
Income taxes	–	75

See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (DOLLARS IN THOUSANDS):

In June 2001, the Company converted $25,000 of 5% Convertible Subordinated Notes Due 2007 into common stock and incurred $3,875 in inducement costs paid in the form of common stock as an inducement to convert. In addition, the Company reclassified $673 of unamortized debt financing costs associated with these notes to stockholders’ equity as part of the conversion.

During the first six months of 2001, the Company converted an aggregate of $3,195 of 5 1/2% Convertible Subordinated Notes Due 2006 into common stock. In addition, the Company reclassified $78 of unamortized debt financing costs associated with these notes to stockholders’ equity as part of the conversion.

See accompanying notes to consolidated financial statements.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2002

(In thousands, except share and per share data)

Note 1.      Interim Financial Statements

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2002 and 2001, the Company’s financial position at June 30, 2002, and the cash flows for the six month periods ended June 30, 2002 and 2001. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K and the Company's March 31, 2002 Quarterly Report on Form 10-Q.

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of future financial results.

Note 2.      Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale securities and on the Company’s investments in Transgene S.A., Cambridge Antibody Technology and Ciphergen Biosystems to be included in other comprehensive income.

During the three and six month periods ended June 30, 2002 and 2001, total comprehensive income (loss) amounted to:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$(46,510)	$(24,024)	$(84,798)	$(37,031)

Net unrealized gains (losses):
Short-term investments	10,025	(1,499)	(7,929)	13,290
Long-term investments	(8,027)	320	(17,993)	(46,724)
Restricted investments	1,161	–	(56)	–

Total comprehensive income (loss)	$(43,351)	$(25,203)	$(110,776)	$(70,465)

Realized gains and losses, which are included in the Company’s net income (loss) for the three and six month periods ended June 30, 2002 and 2001, and their respective net proceeds were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Realized gains	$913	$1,327	$4,508	$2,459
Realized losses	(131)	(4)	(473)	(146)
Net proceeds	57,642	190,657	284,689	420,756

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2002

(In thousands, except share and per share data)

Note 3.    Commitments and Other Matters

During 2001, the Company entered into two seven-year lease agreements (the “October 2001 lease” and the “November 2001 lease”) relating to research, manufacturing, and administrative space the Company either acquired or has under construction by two trusts established solely for that purpose. The total financed cost of the facilities anticipated to be covered under the October 2001 lease and the November 2001 lease is approximately $76,000 and $450,000, respectively. Rent obligations for the October 2001 lease began in 2001, while rent obligations for the November 2001 lease do not begin until the end of the construction period, which is currently anticipated as 2004. The Company’s rent obligations will approximate the lessor’s debt service costs and are based on floating interest rates. With respect to the October 2001 lease, the trust had fixed the interest rate on $56,000 of the total $76,000 at approximately 4.5%. The Company’s rent obligation for the remaining $20,000 on the October 2001 lease is floating based primarily on a variable rate demand bond, at a rate which is reset every seven days. This rate was approximately 2.04% as of June 30, 2002. The Company’s rent obligation under the November 2001 lease is also floating and is based primarily on short-term commercial paper. This rate was approximately 1.86% as of June 30, 2002.

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

With respect to the October 2001 lease, the Company has a residual value guarantee of 85.0% of the total financed cost at lease termination. With respect to the November 2001 lease, the Company has a residual value guarantee of 87.74% of the total financed cost at lease termination and a residual value guarantee of 89.9% during the construction period. The Company’s residual value guarantees for the October 2001 and November 2001 leases were $47,600 and $46,300, respectively, as of June 30, 2002. In addition, both of these leases, along with the Company’s long-term leases for its existing process development and manufacturing facility, require the Company to maintain minimum levels of collateral, in the form of restricted investments, for the duration of the leases. The restricted investments relating to these leases aggregated $150,147 and $144,901 as of June 30, 2002 and December 31, 2001, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three month and Six month Periods ended June 30, 2002 and 2001

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

     We have eight products, including three therapeutic proteins, two antibodies and three albumin fusion products that have entered or are ready to enter human clinical trials; a ninth product, a gene therapy product based on a gene we discovered, has been licensed to Vascular Genetics, Inc. (VGI) and has entered human clinical trials being conducted by VGI; a tenth and an eleventh product discovered by GlaxoSmithKline (GSK) as part of our collaboration with GSK also have entered human clinical trials being conducted by GSK. The tenth product is a compound that lowers levels of the enzyme lipoprotein-associated phospholipase A2 (Lp-PLA2). The eleventh product is a compound that inhibits the activity of cathepsin K, an enzyme that appears to be implicated in osteoporosis and certain other disorders causing bone degradation. We have a number of additional products in preclinical development. Earlier this year, we announced the discontinuation of development of mirostipen, a therapeutic protein, which previously had entered human clinical trials.

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

Results of Operations

     Revenues. Revenues were $0.6 million for the three months ended June 30, 2002 compared to revenues of $5.3 million for the three months ended June 30, 2001. Revenues for the three months ended June 30, 2002 represent revenue recognized from Transgene, S.A. in connection with a 1998 ten-year gene therapy collabration agreement whereby the Company received an equity interest in Transgene in exchange for giving Transgene the right to develop and co-market up to ten gene therapy products. Revenues for the three months ended June 30, 2001 represented $1.9 million in revenue recognized from Schering Corporation and Schering Plough Ltd., $1.7 million in revenue recognized from Merck KGaA, $1.1 million in revenue recognized from Synthelabo, and $0.6 million in revenue recognized from Transgene, S.A.

     Revenues were $1.3 million for the six months ended June 30, 2002 compared to revenues of $10.5 million for the six months ended June 30, 2001. Revenues for the six months ended June 30, 2002 represent revenue recognized

Results of Operations, continued

from Transgene, S.A. in connection with a 1998 ten-year gene therapy collabration agreement whereby the Company received an equity interest in Transgene in exchange for giving Transgene the right to develop and co-market up to ten gene therapy products. Revenues for the six months ended June 30, 2001 represented $3.8 million in revenue recognized from Schering Corporation and Schering Plough Ltd., $3.2 million in revenue recognized from Merck KGaA, $2.2 million in revenue recognized from Synthelabo, and $1.3 million in revenue recognized from Transgene, S.A. Related party revenues represent revenues from Transgene in which we hold a minority interest.

     We expect that our revenues may be limited to payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any such further arrangements.

     Expenses. Research and development expenses were $48.7 million for the three months ended June 30, 2002 compared to $36.5 million for the three months ended June 30, 2001. Research and development expenses were $94.3 million for the six months ended June 30, 2002 compared to $68.6 million for the six months ended June 30, 2001. We track our research and development expenditures by type of cost incurred – preclinical, clinical and manufacturing costs.

     Preclinical expenses increased to $23.1 million for the three months ended June 30, 2002 compared to $18.4 million for the three months ended June 30, 2001. Preclinical expenses increased to $46.9 million for the six months ended June 30, 2002 compared to $36.8 million for the six months ended June 30, 2001. The increase in our preclinical expenses for both the three and six month periods ended June 30, 2002 is due primarily to expanded activities, including toxicology studies, needed to support our investigational new drug filings that were made or will be made in the future, expanded activities in the area of antibody development, along with additional rent expense attributable to the leasing of a 240,000 square foot research and development complex in May 2001.

     Clinical expenses increased to $10.4 million for the three months ended June 30, 2002 compared to $7.3 million for the three months ended June 30, 2001. Clinical expenses increased to $18.3 million for the six months ended June 30, 2002 compared to $12.7 million for the six months ended June 30, 2001. The increase in our clinical expenses for both the three and six month periods ended June 30, 2002 is due primarily to the cost of continuing ongoing trials from 2001 along with the cost of filing, initiating and sustaining new trials that began in 2002. We had eight drugs in human clinical development as of June 30, 2002, compared to four drugs in human clinical development ongoing as of June 30, 2001.

     Manufacturing expenses increased to $15.2 million for the three months ended June 30, 2002 compared to $10.8 million for the three months ended June 30, 2001. Manufacturing expenses increased to $29.1 million for the six months ended June 30, 2002 compared to $19.1 million for the six months ended June 30, 2001. Our manufacturing costs increased for both the three and six month periods ended June 30, 2002 due to the increased production activities within our process development and manufacturing facilities needed to support our increased clinical activities.

     General and administrative expenses increased to $12.8 million for the three months ended June 30, 2002 from $9.7 million for the three months ended June 30, 2001. General and administrative expenses increased to $23.6 million for the six months ended June 30, 2002 from $18.0 million for the six months ended June 30, 2001. The increase for both the three and six month periods ended June 30, 2002 resulted primarily from higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered.

     Interest income decreased for both the three and six month periods ended June 30, 2002, compared to the three and six month periods ended June 30, 2001, due to lower average cash balances as a result of our net losses in 2002 and 2001 and our capital expenditures during this period, as well as a reduced yield on our investments. Interest expense decreased for both the three and six month periods ended June 30, 2002, due primarily to a reduction in the average debt balance for 2002 compared to 2001 as a result of the conversion to equity of $28.6 million of convertible subordinated notes during 2001.

     Net Income. We recorded a net loss of $46.5 million, or $0.36 per share, for the three months ended June 30, 2002 compared to a net loss of $24.0 million, or $0.19 per share, for the three months ended June 30, 2001. We

Results of Operations, continued

recorded a net loss of $84.8 million, or $0.66 per share, for the six months ended June 30, 2002 compared to a net loss of $37.0 million, or $0.29 per share, for the six months ended June 30, 2001. The increased loss for the three and six month periods ended June 30, 2002 reflects increased investment in the development of preclinical and clinical drug candidates, increased manufacturing operations, reduced revenue and net interest income, as well as increased general and administrative activities.

Liquidity and Capital Resources

     We had working capital of $1.39 billion and $1.51 billion at June 30, 2002 and December 31, 2001, respectively. The reduction in our working capital for the six month period ended June 30, 2002 is primarily due to our net loss and our capital expenditures during this period.

     We expect to continue to incur substantial expenses relating to our research and development efforts, which are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein, albumin fusion and antibody product candidates.

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

     The amounts of expenditures that will be needed to carry out our business plans are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We are proceeding with numerous clinical trials, including one large multi-year repifermin trial. We have several Phase I and Phase II trials underway and expect to initiate additional trials each year. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase I, Phase II and Phase III trials could span one year, one to two years and two to four years, respectively. The duration and cost of our clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them and the number of clinical sites to be engaged in the trial.

     Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates. For example, in April 2002, we announced that the results from our two chemotherapy-induced neutropenia trials showed that our drug candidate, mirostipen, was safe and well-tolerated, but not shown to have sufficient biological activity to meet our criteria for continued development as a single, stand-alone agent for chemotherapy-induced neutropenia.

     We are advancing many drug candidates, including therapeutic proteins, antibodies and fusion proteins, in part, to diversify the risks associated with our research and development spending. In addition, our manufacturing facilities have been designed to enable multi-product manufacturing capability. Accordingly, we believe our future financial commitments, including preclinical, clinical or manufacturing, are not substantially dependent on any single drug candidate. Should we be unable to sustain a multi-product drug pipeline, our dependence on the success of one or a few drug candidates would increase.

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

     Our future liquidity and capital resources will be affected by our contractual obligations, including two seven-year lease agreements we entered into in 2001 (the “October 2001 lease” and the “November 2001 lease”) relating to

Liquidity and Capital Resources (continued)

research, manufacturing and administrative space either acquired or under construction by two trusts controlled by third parties established solely for that purpose. As part of these agreements, we are required to maintain collateral, in the form of restricted investments, in amounts equal to 100% of the financed project cost for the duration of the leases. Our restricted investments for these two leases, along with our restricted investments associated with the leases for our existing process development and manufacturing facility, aggregated $150.1 million as of June 30, 2002 compared to $144.9 million as of December 31, 2001.

     Under these lease agreements, which we have accounted for as operating leases, we have the option to purchase the properties, during and at the end of the lease terms, at an aggregate amount of approximately $526.0 million. Alternatively, we can cause the properties to be sold to third parties. We are contingently liable for the residual value guarantee associated with each property in the event the net sale proceeds are less than the original financed costs of the facilities. The residual value guarantee for the October 2001 lease and the November 2001 lease is approximately $64.6 million and $394.8 million, respectively, assuming the full amount of the financings is used for construction activities. Based upon the amount financed as of June 30, 2002, our residual value guarantee for the October 2001 lease and the November 2001 lease is approximately $47.6 million and $46.3 million, respectively. As of December 31, 2001, our residual value guarantee for the October 2001 lease and the November 2001 lease was approximately $47.6 million and $15.0 million, respectively, based upon the amount financed as of that date.

     The October 2001 lease relates primarily to a research campus, which we have leased for seven years, from a trust controlled by third parties established solely for this purpose. The rent under the October 2001 lease is currently based on a floating interest rate, but the trust can lock in a fixed interest rate at any time at our request. To the extent the trust does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. As of June 30, 2002, the trust had fixed the interest rate on $56.0 million at approximately 4.5%. The remaining $20.0 million is floating based primarily on a variable rate demand bond, at a rate which is reset every seven days. This rate was approximately 2.04%, as of June 30, 2002.

     The November 2001 lease relates to the construction of our research and development and administrative main campus and a large-scale manufacturing facility. We will lease these properties for approximately five years, following an estimated two-year construction period, from a trust controlled by third parties established solely for this purpose. The rent under this lease is currently based on a floating interest rate, but the trust can lock in a fixed interest rate at any time at our request. To the extent the trust does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. As of June 30, 2002, the floating interest rate based primarily on short-term commercial paper was approximately 1.86%.

     Our funds may be invested in U.S. Treasury securities, government agency obligations, high grade corporate debt securities and various money market instruments rated “A” or better. Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, dependence on new technologies, uncertainty and timing of clinical trials, ability to develop and commercialize products, dependence on collaborators for services and revenue, substantial indebtedness, intense competition, uncertainty of patent and intellectual property protection, dependence on key management, uncertainty of regulation of products, dependence on key suppliers, the impact of future alliances or transactions and other risks that may be described in our filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasury securities, government agency obligations, high-grade corporate debt having a rating of at least an “A” rating and various money market instruments. The short-term nature of these securities, which have an average term of approximately eighteen months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of our cash, cash equivalents and short-term and restricted investments by approximately $23.4 million, or approximately 1.49% of the aggregate fair value of $1.57 billion, at June 30, 2002. For these reasons, and because these securities are almost always held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of June 30, 2002. We believe that any market change related to our U.S. securities held as of June 30, 2002 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

     As of June 30, 2002, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology (CAT) and Ciphergen Biosystems were approximately $3.2 million, $21.9 million and $0.7 million, respectively. Our investments in Transgene and Ciphergen Biosystems are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

     The facility leases we entered into during 2001 require us to maintain minimum levels of restricted investments as collateral for these facilities. By 2004, we expect our restricted investments for these leases to be approximately $526.0 million. We are also required to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in both a rising or declining interest rate environment.

     The rent under certain of these facility leases is based on a floating interest rate. We can direct the trusts which own the facilities and lease them to us to lock in a fixed interest rate. As of June 30, 2002, such a fixed rate for seven years would be approximately 5.0% compared to the floating rate as of June 30, 2002 of approximately 2.0%. If interest rates increase, our rent obligations would also increase, which would adversely affect our operating expenses.

PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders, held on May 22, 2002, the following members were elected or re-elected to the Board of Directors:

	Affirmative	Votes
	Votes	Withheld

Terms expiring in 2005

Richard C. Holbrooke	88,111,134	19,145,129
Max Link, Ph.D.	107,050,976	205,287
Craig A. Rosen, Ph.D.	107,018,330	237,933

     The following proposal was approved at our Annual Meeting of Shareholders:

	Affirmative Votes	Negative Votes	Abstentions

Ratification of the selection
of Ernst & Young, LLP as
independent auditors for the
fiscal year ending December 31, 2002.	103,539,518	3,666,596	50,149

Item 5.     Other Information

     The Registrant has filed with the Securities and Exchange Commission the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

BY:	/s/ William A. Haseltine, Ph.D. William A. Haseltine, Ph.D. Chairman and Chief Executive Officer

BY:	/s/ Steven C. Mayer Steven C. Mayer Senior Vice President and Chief Financial Officer

Dated: August 7, 2002