Form 10-Q
period 2002-09-30
HUMAN GENOME SCIENCES INC
filed 2002-11-15
CIK 901219

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002	Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware (State of organization)	22-3178468 (I.R.S. Employer Identification Number)

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

Yes        X              No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes        X              No

The number of shares of the registrant’s common stock outstanding on September 30, 2002 was 128,755,597.

TABLE OF CONTENTS

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001	3

	Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

	Signatures	17

	Certifications	18

	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(dollars in thousands, except share and per share amounts)
Revenue — research and development collaborative contracts:
Third parties	$1,000	$1,000	$1,000	$10,250
Related parties	642	642	1,926	1,926

Total revenue	1,642	1,642	2,926	12,176

Costs and expenses:
Research and development	47,993	37,407	142,283	105,963
General and administrative	10,449	9,212	34,016	27,198

Total costs and expenses	58,442	46,619	176,299	133,161

Income (loss) from operations	(56,800)	(44,977)	(173,373)	(120,985)

Interest income	19,817	26,267	63,478	81,893
Interest expense	(5,932)	(6,150)	(17,818)	(18,924)
Charge for impaired investment	(32,158)	—	(32,158)	—
Debt conversion expenses	—	(19)	—	(3,894)

Income (loss) before taxes	(75,073)	(24,879)	(159,871)	(61,910)
Provision for income taxes	—	—	—	—

Net income (loss)	$(75,073)	$(24,879)	$(159,871)	$(61,910)

Net income (loss) per share, basic and diluted	$(0.58)	$(0.19)	$(1.24)	$(0.49)

Weighted average shares outstanding, basic and diluted	128,700,714	127,670,980	128,523,971	126,626,604

See accompanying notes to consolidated financial statements.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(dollars in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$20,787	$88,319
Short-term investments	1,331,110	1,456,091
Prepaid expenses and other current assets	4,249	3,988

Total current assets	1,356,146	1,548,398

Long-term investments	15,213	43,824
Property, plant and equipment (net of accumulated depreciation and amortization)	125,624	101,282
Restricted investments	195,717	144,901
Other assets	21,339	26,599

TOTAL ASSETS	$1,714,039	$1,865,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$444	$444
Current portion of capital lease obligation	241	241
Accounts payable and accrued expenses	24,084	32,915
Accrued payroll and related taxes	8,323	5,600
Deferred revenues	2,568	2,568

Total current liabilities	35,660	41,768

Long-term debt, net of current portion	503,468	503,468
Capital lease obligation, net of current portion	346	502
Deferred revenues	10,913	12,839
Other liabilities	2,251	1,964

Total liabilities	552,638	560,541

Stockholders’ Equity:
Preferred stock	—	—
Common stock	1,288	1,283
Additional paid-in capital	1,756,971	1,753,235
Unearned portion of compensatory stock options	(245)	(294)
Accumulated other comprehensive income (loss)	45,089	32,070
Retained deficit	(641,702)	(481,831)

Total stockholders’ equity	1,161,401	1,304,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,714,039	$1,865,004

See accompanying notes to consolidated financial statements.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,

	2002	2001

	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(159,871)	$(61,910)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term investments	12,050	3,801
Depreciation and amortization	12,997	9,507
Charge for impaired investment	32,158	—
Inducement costs paid in the form of common stock	—	3,875
Loss (gain) on disposal of fixed assets	314	367
Compensation expense related to stock options	249	192
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(261)	354
Other assets	3,580	2,184
Accounts payable and accrued expenses	91	6,572
Accrued payroll and related taxes	2,723	2,902
Deferred revenues	(1,926)	(11,176)
Other liabilities	282	(262)

Net cash provided by (used in) operating activities	(97,614)	(43,594)

Cash flows from investing activities:
Capital expenditures — property, plant and equipment	(44,889)	(54,267)
Purchase of short-term investments and marketable securities	(495,897)	(1,141,391)
Proceeds from sales and maturities of investments and marketable securities	616,135	848,870

Net cash provided by (used in) investing activities	75,349	(346,788)

Cash flows from financing activities:
Repayment of long-term debt	—	(924)
Restricted investments	(48,652)	(57,125)
Payments on capital lease	(156)	—
Proceeds from issuance of common stock (net of expenses)	3,541	17,415

Net cash provided by (used in) financing activities	(45,267)	(40,634)

Net increase (decrease) in cash and cash equivalents	(67,532)	(431,016)
Cash and cash equivalents — beginning of period	88,319	493,867

Cash and cash equivalents — end of period	$20,787	$62,851

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,475	$22,784
Income taxes	—	75

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

During the first nine months of 2001, the Company converted an aggregate of $3,595 of 5 1/2% Convertible Subordinated Notes Due 2006 into common stock and incurred $19 in inducement costs paid in the form of cash as an inducement to convert. In addition, the Company reclassified $78 of unamortized debt financing costs associated with these notes to stockholders’ equity as part of the conversion.

See accompanying notes to consolidated financial statements.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2002
(In thousands, except share and per share data)

Note 1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2002 and 2001, the Company’s financial position at September 30, 2002, and the cash flows for the nine month periods ended September 30, 2002 and 2001. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K and the Company’s March 31, 2002 and June 30, 2002 Quarterly Reports on Form 10-Q.

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of future financial results.

Note 2. Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale securities and on the Company’s investments in Transgene S.A., Cambridge Antibody Technology (“CAT”) and Ciphergen Biosystems to be included in other comprehensive income.

During the three and nine month periods ended September 30, 2002 and 2001, total comprehensive income (loss) amounted to:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$(75,073)	$(24,879)	$(159,871)	$(61,910)

Net unrealized gains (losses):
Short-term investments	15,237	25,293	7,308	38,583
Long-term investments	(10,619)	(13,789)	(28,612)	(60,513)
Restricted investments	2,221	—	2,165	—

Subtotal	6,839	11,504	(19,139)	(21,930)

Impairment loss relating to investment in CAT	32,158	—	32,158	—

Total comprehensive income (loss)	$(36,076)	$(13,375)	$(146,852)	$(83,840)

During the three and nine month periods ended September 30, 2002, the Company reduced the carrying value of its investment in Cambridge Antibody Technology in the amount of $32,158 and reversed the previously-recorded unrealized loss relating to this investment due to the significant reduction in market value of CAT’s shares that the Company believes may not be temporary. As a result, the Company had an adjusted cost of $13,080 as determined by the current market value of CAT’s publicly-traded common stock and no unrealized loss as of this same date.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2002
(In thousands, except share and per share data)

Note 2. Comprehensive Income (Loss) (continued)

Realized gains and losses on securities sold before maturity, which are included in the Company’s net income (loss) for the three and nine month periods ended September 30, 2002 and 2001, and their respective net proceeds were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Realized gains	$1,399	$2,261	$5,907	$4,720
Realized losses	(108)	—	(582)	(146)
Net proceeds	131,013	129,765	415,702	550,521

Note 3. Commitments and Other Matters

During 2001, the Company entered into two seven-year lease agreements (the “October 2001 lease” and the “November 2001 lease”). The October 2001 lease relates primarily to a research campus, which the Company has leased for seven years, from a trust controlled by third parties established solely for this purpose. The November 2001 lease relates to the construction of the Company’s research and development and administrative main campus and a large-scale manufacturing facility. The Company originally planned to lease these properties for approximately five years, following an estimated two-year construction period, from a trust controlled by third parties established solely for this purpose. Based upon the Company’s review of the design for the large-scale manufacturing facility, the construction schedule for the manufacturing facility may be delayed. The research and development and administrative main campus remains on schedule and will be completed in 2003 and the rent for that portion of the lease will commence in 2003.

The total financed cost of the facilities originally anticipated to be covered under the October 2001 lease and the November 2001 lease was approximately $76,000 and $450,000, respectively. Rent obligations for the October 2001 lease began in 2001, while rent obligations for the November 2001 lease do not begin until the end of the construction period, which was originally anticipated as 2003 for the research and development and administrative main campus and 2004 for the large-scale manufacturing facility. With respect to the November 2001 lease, the Company is currently modifying the design of its large-scale manufacturing facility. These modifications may result in a reduction in the total cost of the manufacturing facility and may delay the construction schedule. The Company anticipates that the research and administrative space covered under the November 2001 lease will be completed on schedule in 2003.

The Company’s rent obligations will approximate the lessor’s debt service costs. With respect to the October 2001 lease, the trust fixed the interest rate on $56,000 of the total $76,000 at approximately 4.5% and fixed the rate on the remaining $20,000 at approximately 3.8%. The Company’s rent obligation under the November 2001 lease is floating and is based primarily on short-term commercial paper. This rate was approximately 1.84% as of September 30, 2002.

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
For the Quarter Ended September 30, 2002
(In thousands, except share and per share data)

Note 3. Commitments and Other Matters (continued)

With respect to the October 2001 lease, the Company has a residual value guarantee of 85.0% of the total financed cost at lease termination. With respect to the November 2001 lease, the Company has a residual value guarantee of 87.74% of the total financed cost at lease termination and a residual value guarantee of 89.9% during the construction period. The Company’s residual value guarantees for the October 2001 and November 2001 leases were $64,600 and $73,500, respectively, as of September 30, 2002. In addition, both of these leases, along with the Company’s long-term leases for its existing process development and manufacturing facility, require the Company to maintain minimum levels of collateral, in the form of restricted investments, for the duration of the leases. The restricted investments relating to these leases aggregated $195,717 and $144,901 as of September 30, 2002 and December 31, 2001, respectively.

Note 4. Investment in Vascular Genetics, Inc.

In September 2002, the Company announced that it plans to tender its minority interest of approximately 27% in Vascular Genetics, Inc. (VGI) in exchange for approximately 15% equity interest in Autus Genetics, a new company that is expected to result from the merger of VGI and GenStar Therapeutics. The transaction is expected to close in the fourth quarter of 2002, subject to satisfaction of customary closing conditions. Following the merger, Autus Genetics will hold an exclusive license in the field of gene therapy for the Company’s VEGF-2 gene. The Company will be entitled to receive up to a ten percent royalty on net sales of any product brought to market by Autus Genetics that is based on the VEGF-2 gene.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three month and Nine month Periods ended September 30, 2002 and 2001

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

     We have eight products, including three therapeutic proteins, two antibodies and three albumin fusion products that have entered or are ready to enter human clinical trials; a ninth product, a gene therapy product based on a gene we discovered, has been licensed to Vascular Genetics, Inc. (VGI) and has entered human clinical trials being conducted by VGI; a tenth and an eleventh product discovered by GlaxoSmithKline (GSK) as part of our collaboration with GSK also have entered human clinical trials being conducted by GSK. The tenth product is a compound that lowers levels of the enzyme lipoprotein-associated phospholipase A2 (Lp-PLA2). The eleventh product is a compound that inhibits the activity of cathepsin K, an enzyme that appears to be implicated in osteoporosis and certain other disorders causing bone degradation. We have a number of additional products in preclinical development. Earlier this year, we announced the discontinuation of development of mirostipen, a therapeutic protein, which previously had entered human clinical trials; Takeda, our partner in Japan for mirostipen, has informed us that it also has discontinued its development of mirostipen and will return its option for the product to us.

     We have not received any product sales revenue or royalties from product sales and do not anticipate revenues from product sales or from royalties on product sales in the next several years. The GlaxoSmithKline collaboration agreement and many of our other collaboration agreements expired in 2001 and will only generate additional milestone and royalty payments if our collaborators successfully develop drugs based on our technology. We may not receive any of these payments.

     We expect that our revenue and income sources for at least the next several years may be limited to interest income, payments under various collaboration agreements to the extent milestones are met, payments from the sale of product rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We may not be able to enter into additional collaboration arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, which are expected to increase relative to historical levels as we focus on preclinical and clinical trials required for the development of therapeutic protein, antibody and fusion protein product candidates. As a result, we expect to incur continued and increasing losses over the next several years unless we are able to realize additional revenues under existing or new collaboration agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Results of Operations

     Revenues. Revenues were $1.6 million for the three months ended September 30, 2002 compared to revenues of $1.6 million for the three months ended September 30, 2001. Revenues for the three months ended September 30, 2002 include a $1.0 million milestone payment earned and received from GlaxoSmithKline and $0.6 million in revenue recognized from Transgene, S.A. in connection with a 1998 ten-year gene therapy collaboration agreement whereby the Company received an equity interest in Transgene in exchange for giving Transgene the right to develop and co-market up to ten gene therapy products. Revenues for the three months ended September 30, 2001 included a

Results of Operations (continued)

$1.0 million milestone payment earned and received from GlaxoSmithKline and $0.6 million in revenue recognized from Transgene, S.A.

     Revenues were $2.9 million for the nine months ended September 30, 2002 compared to revenues of $12.2 million for the nine months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 include a $1.0 million milestone payment earned and received from GlaxoSmithKline and $1.9 million recognized from Transgene, S.A. Revenues for the nine months ended September 30, 2001 represented $3.8 million in revenue recognized from Schering Corporation and Schering Plough Ltd., $3.3 million in revenue recognized from Merck KGaA, $2.2 million in revenue recognized from Synthelabo, $1.9 million in revenue recognized from Transgene, S.A., and $1.0 million for a milestone payment earned and received from GlaxoSmithKline.

     We expect that our revenues may be limited to payments under existing collaboration agreements which are contingent on meeting certain product milestones, license fees, proceeds from the sale of rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any such further arrangements. Related party revenues for both the three and nine month periods ended September 30, 2002 and 2001 represent revenues from Transgene in which we hold a minority interest.

     Expenses. Research and development expenses were $48.0 million for the three months ended September 30, 2002 compared to $37.4 million for the three months ended September 30, 2001. Research and development expenses were $142.3 million for the nine months ended September 30, 2002 compared to $104.1 million for the nine months ended September 30, 2001, excluding $1.9 million in unit relocation costs and asset write-downs recorded in the first quarter of 2001, relating to the relocation of Principia’s operations to our Rockville, Maryland location. Research and development expenses for the nine months ended September 30, 2001, including the $1.9 million in unit relocation costs and asset write-downs relating to the relocation of Principia’s operations were $106.0 million. We track our research and development expenditures by type of cost incurred — preclinical, clinical and manufacturing costs.

     Preclinical expenses increased to $23.3 million for the three months ended September 30, 2002 compared to $21.0 million for the three months ended September 30, 2001. Preclinical expenses increased to $70.2 million for the nine months ended September 30, 2002 compared to $55.9 million for the nine months ended September 30, 2001, excluding $1.9 million in unit relocation costs and asset write-downs relating to the relocation of Principia’s operations. Preclinical expenses for the nine months ended September 30, 2001, including the $1.9 million in unit relocation costs and asset write-downs relating to the relocation of Principia’s operations, were $57.8 million. The increase in our preclinical expenses for both the three and nine month periods ended September 30, 2002 is due primarily to expanded activities in antibody development, increased toxicology activity, where we are conducting studies to support our investigational new drug filings that were made or will be made in the future, along with increased rent and amortization expenses associated with a 240,000 square foot research and development complex leased in May 2001.

     Clinical expenses increased to $10.1 million for the three months ended September 30, 2002 compared to $6.9 million for the three months ended September 30, 2001. Clinical expenses increased to $28.4 million for the nine months ended September 30, 2002 compared to $19.6 million for the nine months ended September 30, 2001. The increase in our clinical expenses for both the three and nine month periods ended September 30, 2002 is due primarily to the cost of continuing ongoing trials from 2001 along with the cost of filing, initiating and sustaining new trials that began in 2002. We had eight drugs in human clinical development as of September 30, 2002, compared to five drugs in human clinical development as of September 30, 2001.

     Manufacturing expenses increased to $14.6 million for the three months ended September 30, 2002 compared to $9.5 million for the three months ended September 30, 2001. Manufacturing expenses increased to $43.7 million for the nine months ended September 30, 2002 compared to $28.6 million for the nine months ended September 30, 2001. Our manufacturing costs increased for both the three and nine month periods ended September 30, 2002 due to the increased production activities within our process development and manufacturing facilities needed to support our increased clinical activities.

Results of Operations (continued)

     General and administrative expenses increased to $10.4 million for the three months ended September 30, 2002 from $9.2 million for the three months ended September 30, 2001. General and administrative expenses increased to $34.0 million for the nine months ended September 30, 2002 from $27.2 million for the nine months ended September 30, 2001. The increase for both the three and nine month periods ended September 30, 2002 resulted primarily from higher legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered along with increased recruiting and relocation expenses.

     Interest income decreased for both the three and nine month periods ended September 30, 2002, compared to the three and nine month periods ended September 30, 2001, due to lower average cash balances as a result of our net losses in 2002 and 2001 and our capital expenditures during this period, as well as a reduced yield on our investments. Interest expense decreased for both the three and nine month periods ended September 30, 2002, due primarily to a reduction in the average debt balance for 2002 compared to 2001 as a result of the conversion to equity of $28.6 million of convertible subordinated notes during 2001.

     The charge for impaired investment of $32.2 million for the three and nine month periods ended September 30, 2002 relates to the reduction made to the carrying value in our equity investment in Cambridge Antibody Technology (CAT). During the third quarter of 2002, we reduced the carrying value of this investment to $13.0 million from $45.2 million due to the significant reduction in market value of CAT’s shares that we believe may not be temporary.

     Net Income (Loss). We recorded a net loss of $75.1 million, or $0.58 per share, for the three months ended September 30, 2002 compared to a net loss of $24.9 million, or $0.19 per share, for the three months ended September 30, 2001. We recorded a net loss of $159.9 million, or $1.24 per share, for the nine months ended September 30, 2002 compared to a net loss of $61.9 million, or $0.49 per share, for the nine months ended September 30, 2001. The increased loss for the three and nine month periods ended September 30, 2002 reflects a charge for impaired investment, increased investment in the development of preclinical and clinical drug candidates, increased manufacturing operations, reduced net interest income, increased general and administrative activities, and for the nine month period ended September 30, 2002, reduced revenue. Excluding the charge for impaired investment incurred in 2002, our net loss would have been $42.9 million, or $0.33 per share, for the three months ended September 30, 2002 compared to a net loss of $24.9 million, or $0.19 per share, for the three months ended September 30, 2001. Excluding the charge for impaired investment incurred in 2002 and the charge for debt conversion expenses for 2001, our net loss would have been $127.7 million, or $0.99 per share, for the nine months ended September 30, 2002 compared to a net loss of $58.0 million, or $0.46 per share, for the nine months ended September 30, 2001.

Liquidity and Capital Resources

     We had working capital of $1.32 billion and $1.51 billion at September 30, 2002 and December 31, 2001, respectively. The reduction in our working capital for the nine month period ended September 30, 2002 is primarily due to our net loss, our increase in restricted investments and our capital expenditures during this period.

     We expect to continue to incur substantial expenses relating to our research and development efforts, which are expected to increase relative to historical levels as we focus on development and clinical trials required for the development of therapeutic protein, albumin fusion and antibody product candidates.

     We expect that our existing funds and interest income will be sufficient to fund our operations for the foreseeable future. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, the success of our collaboration partners developing and commercializing drugs from existing programs, our ability to establish additional collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

Liquidity and Capital Resources (continued)

     The amounts of expenditures that will be needed to carry out our business plans are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We are proceeding with numerous clinical trials, including one large multi-year repifermin trial. We have several Phase I and Phase II trials underway and expect to initiate additional trials each year. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase I, Phase II and Phase III trials could span one year, one to two years and two to four years, respectively. The duration and cost of our clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial.

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

     We must receive FDA clearance to advance each of our products into and through each phase of clinical testing. Moreover, we must receive FDA regulatory approval to commercially launch any of our products. In order to receive such approval, the FDA must conclude that our clinical data establish safety and efficacy and that our products and the manufacturing facilities meet all FDA requirements. We cannot be certain that we will establish sufficient safety and efficacy data to receive regulatory approval for any of our drugs or that our products and the manufacturing facilities will meet all FDA requirements.

     Our future liquidity and capital resources will be affected by our contractual obligations, including two seven-year lease agreements we entered into in 2001 (the “October 2001 lease” and the “November 2001 lease”) relating to research, manufacturing and administrative space either acquired or under construction by two trusts controlled by third parties established solely for that purpose. As part of these agreements, we are required to maintain collateral, in the form of restricted investments, in amounts equal to 100% of the financed project cost for the duration of the leases. Our restricted investments for these two leases, along with our restricted investments associated with the leases for our existing process development and manufacturing facility, aggregated $195.7 million as of September 30, 2002 compared to $144.9 million as of December 31, 2001. None of the Company’s officers or employees has any financial interest with regard to these lease arrangements or with any of the trusts used in these arrangements.

     Under these lease agreements, which we have accounted for as operating leases, we have the option to purchase the properties, during and at the end of the lease terms, at an aggregate amount of approximately $526.0 million, assuming the full amount of the financings is used for construction purposes. Alternatively, we can cause the properties to be sold to third parties. We are contingently liable for the residual value guarantee associated with each property in the event the net sale proceeds are less than the original financed costs of the facilities. The residual value guarantees for the October 2001 lease and the November 2001 lease are approximately $64.6 million and $394.8 million, respectively, assuming the full amounts of the financings are used for construction activities. However, with respect to the November 2001 lease, we are currently modifying the design of the large-scale manufacturing facility, based on an assessment of production requirements for products currently in clinical development. The modified design likely will result in a reduction in the total cost of the facility and in a reduction in the residual value guarantee. In the fourth quarter of 2002, we may incur an expense in the range of $10.0 million to $15.0 million of costs associated with the previous facility design.

Liquidity and Capital Resources (continued)

     Based upon the amount financed as of September 30, 2002, our residual value guarantees for the October 2001 lease and the November 2001 lease are approximately $64.6 million and $73.5 million, respectively. As of December 31, 2001, our residual value guarantees for the October 2001 lease and the November 2001 lease were approximately $47.6 million and $15.0 million, respectively, based upon the amount financed as of that date.

     The October 2001 lease relates primarily to a research campus, which we have leased for seven years, from a trust controlled by third parties established solely for this purpose. The rent under the October 2001 lease was originally based on a floating interest rate, but is now fixed at a weighted-average interest rate of approximately 4.3%.

     The November 2001 lease relates to the construction of our research and development and administrative main campus and a large-scale manufacturing facility. We originally planned to lease these properties for approximately five years, following an estimated two-year construction period, from a trust controlled by third parties established solely for this purpose. Based upon our review of the design for the large-scale manufacturing facility, the construction schedule for the manufacturing facility may be delayed. The research and development and administrative main campus remains on schedule and will be completed in 2003 and the rent for that portion of the lease will commence in 2003.

     The rent under the November 2001 lease is currently based on a floating interest rate, but the trust can lock in a fixed interest rate at any time at our request. To the extent the trust does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. As of September 30, 2002, the floating interest rate based primarily on short-term commercial paper was approximately 1.84%.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with planned facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions, and other risks described in our filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances, or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

     We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasury securities, government agency obligations, high-grade corporate debt having at least an “A” rating, and various money market instruments. The short-term nature of these securities, which have an average term of approximately eighteen months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the net fair value of our cash, cash equivalents and short-term and restricted investments by approximately $23.8 million, or approximately 1.54% of the aggregate fair value of $1.55 billion, at September 30, 2002. For these reasons, and because these securities are almost always held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of September 30, 2002. We believe that any market change related to our securities held as of September 30, 2002 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

     As of September 30, 2002, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology (“CAT”) and Ciphergen Biosystems were approximately $1.5 million, $13.0 million and $0.7 million, respectively. Our investments in Transgene and Ciphergen Biosystems are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

     During September 2002, we reduced the carrying value of our equity investment in CAT to $13.0 million from $45.2 million due to the significant reduction in market value of CAT’s shares that we believe may not be temporary.

     The facility leases we entered into during 2001 require us to maintain minimum levels of restricted investments as collateral for these facilities. By 2004, our maximum restricted investments for these leases could be approximately $526.0 million. However, our restricted investments under these leases could be lower in light of design changes currently under consideration for our large-scale manufacturing facility, which may reduce the cost of the facility. We are also required to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in both a rising or declining interest rate environment.

     The rent under the November 2001 lease is based on a floating interest rate. We can direct the trust, which owns the facilities and leases them to us, to lock in a fixed interest rate. As of September 30, 2002, such a fixed rate for six years would be approximately 3.5% compared to the floating rate as of September 30, 2002 of approximately 1.84%. If interest rates increase, our rent obligations would also increase, which would adversely affect our operating expenses.

Item 4.	Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

Steven C. Mayer
Senior Vice President and Chief Financial Officer

Dated: November 14, 2002

CERTIFICATIONS

I, William A. Haseltine, Ph.D., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William A. Haseltine, Ph.D. William A. Haseltine, Ph.D. Chairman and Chief Executive Officer

CERTIFICATIONS

I, Steven C. Mayer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven C. Mayer Steven C. Mayer Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Page Number

99.1	Certification of Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.