Form 10-K
period 2002-12-31
HUMAN GENOME SCIENCES INC
filed 2003-03-26
CIK 901219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC.

(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. employer identification number)

9410 Key West Avenue, Rockville, Md. 20850-3338

(address of principal executive offices and zip code )

(301) 309-8504

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

The number of shares of the registrant’s common stock outstanding on January 31, 2003 was 128,863,098. As of June 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $1,145,139,250.*

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

*	Excludes 43,167,652 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at June 28, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

ITEM 1.  BUSINESS

      This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Factors That May Affect Our Business,” Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

Overview

      Human Genome Sciences is dedicated to discovery for health. Our goal is to build a global bio-pharmaceutical company that discovers, develops, manufactures and markets gene-based drugs to treat and cure disease. The success of our drug discovery efforts derives from our expertise in genomics, the systematic collection and understanding of human genes and their functions, and from our exclusive focus on developing human protein and antibody drugs. We focus our internal product development efforts on novel human protein and antibody drugs discovered through genomics-based research, and on new improved long-acting versions of existing protein drugs created using our albumin fusion technology. We use collaborations for the development of gene therapy products, small molecule drugs, and diagnostic products discovered using our genomics-based technology.

      We are conducting clinical trials with eight of our products. Four additional products are in clinical trials by companies with which we are collaborating. The number of new drugs we have in advanced preclinical studies continues to grow.

      We have developed and continue to enhance the human resource and physical infrastructure necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company, including:

•	Extensive genomics and informatics capabilities;

•	A significant and growing patent estate to protect our genomic discoveries, proprietary technologies and product pipeline;

•	Significant expertise in the discovery of novel protein and antibody drug candidates;

•	Protein formulation technology, including the albumin fusion technology we use to create long-acting protein drugs;

•	The clinical and regulatory capabilities necessary to design and implement clinical trials of our own drugs; and

•	Specialized manufacturing facilities designed for the production of protein and antibody drugs for preclinical studies and clinical trials.

      We are expanding our manufacturing facilities to allow us to produce larger quantities and larger numbers of protein and antibody drugs for clinical development. We are also in the design phase of a large-scale manufacturing facility to support our increasing needs for protein and antibody drug production capacity related to the continuing progress of our product candidates and, eventually, the initial commercialization of our products in North America. We may add sales and marketing staff as our products approach commercialization.

      We have strategic partnerships with a number of leading pharmaceutical and biotechnology companies to leverage our strengths and to gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships have provided us with research funding and milestone payments, along with royalty payments as products are developed and commercialized. We also are entitled to certain co-promotion, co-development, revenue sharing and other product rights.

Strategy

      Our goal is to build a global biopharmaceutical company that discovers, develops, manufactures and markets gene-based drugs to treat and cure disease. A central element of our scientific and business strategy is our focus on protein and antibody drugs. Our strategy consists of the following key elements:

•	Concentrate on new protein and antibody drugs and on long-acting versions of existing protein drugs. We intend to concentrate our internal product development efforts on novel human protein and antibody drugs and on new improved long-acting versions of existing protein drugs created using our albumin fusion technology. Novel human protein and antibody drugs derived from our gene discoveries account for the majority of our current product pipeline.

•	Discover and expand our understanding of medically useful genes. We have created a set of integrated skills that allow us to discover new genes and to understand their natural function. We test the effects of the proteins encoded by these genes on human cells whose behavior we wish to change for medical benefit. Proteins selected for further study are made and purified, then subjected to continued evaluation.

•	Develop, manufacture and commercialize our gene-based products on our own and with our strategic partners. Most of the new drugs we intend to develop are designed to meet unmet medical needs representing significant markets. We intend to select a limited number of the products in our current pipeline to develop, manufacture and market ourselves. Our goal is to co-develop and co-market a number of our products with partners. We also intend to license certain products to strategic partners in exchange for upfront payments, product milestone payments, royalties on sales, and other rights.

•	Expand our technology platform to accelerate our product development activities. We will continue to invest resources to expand and enhance our technology platform. We also may establish collaborations with leading biotechnology companies to gain access to complementary technologies for our product development efforts.

•	Pursue strategic acquisitions. We may pursue strategic acquisitions to augment our capabilities, to provide access to complementary technologies, and to expand our portfolio of new drug candidates in therapeutic categories we have identified as strategic areas of concentration.

•	Capitalize on and expand our intellectual property portfolio. We pursue patents to protect our intellectual property and have developed a significant intellectual property portfolio. We intend to capitalize on and expand our portfolio as we make further discoveries. As of March 3, 2003, we had 301 issued U.S. patents covering genes, proteins and antibodies, and had filed U.S. patent applications covering many more human genes, the proteins they encode, antibodies, and proprietary technologies.

Products

      We have discovered a large number of medically useful genes. Five of the eight novel drugs that we have entered in clinical trials are derived from genomics-based research, including three therapeutic proteins and two human monoclonal antibodies. Our other three drugs in clinical trials are albumin fusion proteins – novel long-acting forms of existing therapeutic proteins that we have modified to improve their pharmacological properties by using our albumin fusion technology. Our therapeutic proteins currently in clinical development are repifermin (KGF-2), BLyS™ (B-lymphocyte stimulator), and LymphoRadTM 131 (radioiodinated BLyS). Repifermin is in Phase 2b clinical trials for the treatment of chronic venous ulcers, and in Phase 2 clinical trials for the treatment of chemotherapy-induced mucositis. We have completed a Phase 1 clinical trial of

BLyS in patients with common variable immunodeficiency (CVID). The results demonstrate that BLyS is safe and well tolerated. BLyS also is the subject of an ongoing Phase 1 clinical trial in patients with immunoglobulin-A (IgA) deficiency. LymphoRad131 is in Phase 1 clinical trials for the treatment of B-cell tumors such as multiple myeloma. Our two antibodies in clinical development are LymphoStat-B™ and TRAIL-R1 agonistic human monoclonal antibody (TRAIL-R1 mAb). LymphoStat-B is in clinical development for the treatment of autoimmune diseases such as lupus and rheumatoid arthritis, and is the subject of a Phase 1 study in patients with systemic lupus erythematosus. TRAIL-R1 mAb is in Phase 1 clinical trials for the treatment of certain solid tumors and tumors of hematopoietic origin. Our three albumin fusion proteins in clinical development are Albuferon™-alpha (albumin-interferon alpha), Albutropin™ (albumin-human growth hormone) and Albuleukin™ (albumin-interleukin-2). We have completed a Phase 1 clinical trial of Albuferon-alpha in patients with hepatitis C. Results show that Albuferon-alpha is well tolerated, has a prolonged half-life, and is biologically active. We are continuing to evaluate Albuferon-alpha’s safety, tolerability and pharmacology at higher doses under an amended protocol designed to seek the maximum biological response that can be achieved at a tolerable dose. We have completed a Phase 1 clinical trial of Albutropin in adults with growth hormone deficiency. The results are positive and support initiation of Phase 2 clinical trials of Albutropin in the first half of 2003. Albuleukin is the subject of ongoing Phase 1 clinical studies in patients with solid tumors.

      Our partners have advanced four additional products derived from our technology to clinical development. GlaxoSmithKline (GSK) has entered three small-molecule drugs into clinical development that were discovered by GSK using our technology. 480848, an Lp-PLA2 inhibitor, is in Phase 2 clinical trials for the control and treatment of cardiovascular disease. Lp-PLA2 (lipoprotein-associated phospholipase A2) has been identified as a significant risk factor for heart disease. A second Lp-PLA2 inhibitor, 659032, is in Phase 1 clinical trials in patients with cardiovascular disease. 462795 is in Phase 1 clinical trials for the treatment of patients with osteoporosis. 462795 inhibits the activity of cathepsin K, an enzyme that appears to be implicated in osteoporosis and certain other disorders causing bone degradation. We licensed VEGF-2, a gene that we discovered and characterized, to Corautus Genetics, Inc. for use in gene therapy. Corautus was formed in February 2003 from the merger of Vascular Genetics, Inc. and GenStar Therapeutics Corporation. Corautus has completed Phase 1/2 clinical trials of VEGF-2 for the treatment of coronary artery disease and critical limb ischemia. A clinical hold that the FDA had placed on VEGF-2 gene therapy has been removed, and Corautus has said that it expects to seek FDA clearance to begin Phase 2b/3 clinical trials of VEGF-2 in 2003.

      We also have a rapidly evolving pipeline of additional products in discovery and preclinical drug development to treat diseases such as cancer, HIV/AIDS, diabetes, osteoporosis, and other debilitating and life-threatening diseases.

Clinical Programs

      Human Genome Sciences is conducting clinical trials of eight drugs to treat diseases including cancer, lupus, hepatitis C, growth hormone deficiency, chronic venous ulcers, and immunodeficiencies. Our partners are conducting clinical trials of four additional drugs to treat cardiovascular disease and osteoporosis. Our internal research and development efforts are focused on novel protein and antibody drugs discovered through genomics-based research, and on new improved long-acting versions of existing drugs created using our albumin fusion technology.

Genomics-Derived Human Protein Drugs

     BLyS™ (B-Lymphocyte Stimulator)

      BLyS is a novel human protein discovered by Human Genome Sciences. BLyS stimulates immune system cells called B cells to mature into plasma B cells, which produce antibodies. Plasma B cells and the antibodies they produce constitute a critical part of the body’s defense against infections and cancer. We are currently developing BLyS as a potential treatment for patients with immunodeficiencies.

      In 2002, we completed a Phase 1 clinical trial to evaluate the safety and pharmacology of BLyS in patients with common variable immunodeficiency, a group of immunodeficiency syndromes in which B cell immunity is abnormal. Results from this trial show that BLyS is safe and well tolerated. BLyS also is the subject of an ongoing Phase 1 clinical trial to evaluate its potential as a treatment for an immune disorder known as immunoglobulin-A (IgA) deficiency. The Phase 1 study in IgA deficiency continues to enroll patients.

      In 2001, BLyS received an “orphan” drug designation from the FDA for the treatment of common variable immunodeficiency.

     LymphoRad131

      LymphoRad131 is a radioiodinated form of B-lymphocyte stimulator (BLyS), a novel human protein discovered by Human Genome Sciences. Preclinical studies show that LymphoRad131 binds to receptors found exclusively on B cells and B-cell tumors, and delivers low doses of radiation that cause cell death.

      We are developing LymphoRad131 as a potential treatment for certain B-cell cancers, including multiple myeloma and non-Hodgkin’s lymphoma. Preclinical studies of LymphoRad in animal models of multiple myeloma and non-Hodgkin’s lymphomas show that LymphoRad rapidly and specifically targets lymphoid tissues and B-cell tumors following intravenous injection. Such studies demonstrate inhibition of tumor growth and prolonged survival.

      In 2002, Human Genome Sciences initiated Phase 1 clinical trials of LymphoRad131 to evaluate its safety and pharmacology. The first trial is in patients with multiple myeloma. Enrollment is expected to continue throughout 2003 and into 2004.

     Repifermin (Keratinocyte Growth Factor-2, KGF-2)

      Repifermin is a novel human protein discovered by Human Genome Sciences that stimulates the repair of injured skin and mucosal tissues. We are developing repifermin as a potential treatment for chronic venous ulcers and cancer therapy-induced mucositis.

      Results from a Phase 2a clinical trial of repifermin in patients with chronic venous ulcers demonstrated that repifermin is well tolerated and capable of accelerating wound healing. In 2002, we completed enrollment of 352 randomized patients into a double-blind placebo-controlled Phase 2b clinical trial of topically administered repifermin for the treatment of chronic venous ulcers. We expect to complete the treatment and follow-up phase of the Phase 2b protocol and to have results available before the end of 2003. Decisions regarding the appropriate design of a pivotal Phase 3 trial will be made following analysis of data from the Phase 2b trial.

      Human Genome Sciences also is conducting ongoing Phase 2 clinical trials to evaluate the safety, optimal dosing and preliminary efficacy of intravenously administered repifermin for the treatment of cancer therapy-induced mucositis.

      Our partner, GlaxoSmithKline, has exercised its option to develop and commercialize repifermin jointly with Human Genome Sciences. We expect to share equally in clinical development costs for Phase 3 clinical trials and beyond.

Genomics-Derived Human Antibody Drugs

     LymphoStat-B

      LymphoStat-B is the first antibody drug to emerge from our human antibody drug discovery program. LymphoStat-B is a fully human monoclonal antibody designed to inhibit the biological activity of B-lymphocyte stimulator, or BLyS. Preclinical studies indicate that higher than normal levels of BLyS may trigger autoimmune diseases by stimulating production of autoantibodies — antibodies that attack and destroy the body’s own healthy tissues. Over-production of autoantibodies may be counteracted by reducing BLyS levels with LymphoStat-B. We are developing LymphoStat-B as a potential treatment for autoimmune diseases, such as systemic lupus erythematosus and rheumatoid arthritis.

      In 2002, we completed patient enrollment in a Phase 1 clinical trial to evaluate the safety and pharmacology of LymphoStat-B in patients with systemic lupus erythematosus. We are in the process of completing the treatment and follow-up phase of the protocol and expect to have results available in the first half of 2003.

     TRAIL-R1 Agonistic Human Monoclonal Antibody

      TRAIL Receptor-1 agonistic human monoclonal antibody (TRAIL-R1 mAb) is a novel anticancer drug that specifically recognizes and binds to the TRAIL (tumor necrosis factor-related apoptosis-inducing ligand) Receptor-1 protein. This protein was discovered by Human Genome Sciences and is found on the surface of a number of solid tumor and hematopoietic cancer cells.

      Preclinical studies demonstrate that solid tumors and tumors of hematopoietic origin are sensitive to killing by apoptosis, or programmed cell death, induced by binding to TRAIL or to TRAIL-R1 mAb. Because TRAIL-R1 mAb mimics the activity of native TRAIL when it binds to TRAIL Receptor 1, it is considered an agonistic antibody.

      We initiated a Phase 1 clinical trial in 2002 to evaluate the safety and pharmacology of TRAIL-R1 mAb in patients with advanced tumors. This trial is currently enrolling patients.

Albumin Fusion Protein Drugs

     Albuferon-alpha (albumin-interferon alpha)

      Albuferon-alpha is a novel long-acting form of interferon alpha. Recombinant interferon alpha is approved for the treatment of hepatitis C, hepatitis B, and a broad range of cancers. Human Genome Sciences modified interferon alpha to improve its pharmacological properties by using the Company’s albumin fusion technology. We are developing Albuferon-alpha as a potential treatment for chronic hepatitis C. Albuferon-alpha may provide patients with similar or improved efficacy and safety compared to either recombinant interferon alpha or pegylated interferon, with a potentially more convenient administration schedule compared to currently available treatments.

      In 2002, we completed a Phase 1 clinical trial of Albuferon-alpha designed to determine the safety, tolerability and pharmacology of Albuferon-alpha in adults with chronic hepatitis C who have failed previous interferon alpha treatments. Results demonstrate that Albuferon-alpha is well tolerated, has a prolonged half-life, and is biologically active. We are continuing to evaluate Albuferon-alpha’s safety, tolerability, and pharmacology at higher doses, in single-dose and repeat-dose cohorts, under an amended protocol designed to seek the maximum biological response that can be achieved at a tolerable dose.

     Albuleukin (albumin-interleukin-2)

      Albuleukin is a novel long-acting form of interleukin-2, a drug approved for cancer treatment. Human Genome Sciences modified interleukin-2 to improve its pharmacological properties by using the Company’s albumin fusion technology. We are developing Albuleukin as a potential treatment for a broad range of cancers. Albuleukin may provide patients with a long-acting therapeutic option that may offer less frequent dosing and an improved side effect profile.

      Preclinical studies in mice demonstrate that Albuleukin has an improved ability to mediate a potent anti-tumor response, with less frequent dosing and less administered drug, compared with recombinant interleukin-2. The data also show improved survival outcomes for Albuleukin.

      In 2002, we initiated a Phase 1 clinical trial to evaluate the safety and pharmacology of Albuleukin in patients with solid tumors. This trial is currently enrolling patients.

     Albutropin (albumin-human growth hormone)

      Albutropin is a novel long-acting form of human growth hormone. Recombinant human growth hormone is approved for the treatment of growth hormone deficiency in adults, and for the treatment of growth retardation due to growth hormone deficiency in children. Human Genome Sciences modified human growth hormone to improve its pharmacological properties by using the Company’s albumin fusion technology. We are developing Albutropin as a potential treatment for growth hormone deficiency in adults, and for growth retardation due to growth hormone deficiency in children. Albutropin may provide patients with a long-acting treatment option that has efficacy and safety similar to that of currently available treatments, but with fewer injections, less discomfort, and better compliance.

      In 2002, we completed a Phase 1 trial evaluating the safety, tolerability and pharmacology of Albutropin in adults with growth hormone deficiency. Results demonstrate that Albutropin is biologically active and well tolerated. Albutropin remains in the blood substantially longer than is reported for recombinant native human growth hormone. The positive results support advancing Albutropin into the next phase of clinical development. During 2003, we plan to initiate a Phase 2 trial of Albutropin in adults with growth hormone deficiency and a Phase 1/2 trial of Albutropin in children with growth retardation due to growth hormone deficiency.

Genomics-Derived Small Molecule Drugs

     480848

      The first genomics-derived small molecule drug to enter clinical trials was discovered by our partner, GlaxoSmithKline, using Human Genome Sciences’ technology. The drug is an inhibitor of Lipoprotein-associated phospholipase A2 (Lp-PLA2). Lp-PLA2 is an enzyme associated with the formation of atherosclerotic plaques.

      Under the terms of an agreement signed in 1993, Human Genome Sciences is entitled to receive clinical development milestone payments and royalties for compounds discovered by GlaxoSmithKline through the use of Human Genome Sciences’ technology and intellectual property. In September 2001, we received a $1.0 million milestone payment from GlaxoSmithKline in connection with the initiation of Phase 1 clinical trials of 480848 to investigate its potential use in the treatment of cardiovascular disease. We are entitled to receive an additional milestone payment if 480848 moves through clinical development into registration and will receive royalties if the compound is successfully commercialized. In addition, we have an option to co-promote an approved drug in North America and Europe.

     659032

      659032 is a second small molecule inhibitor of Lp-PLA2. Our partner, GlaxoSmithKline, discovered 659032 using Human Genome Sciences’ technology. In early 2003, GlaxoSmithKline initiated Phase 1 clinical trials to evaluate 659032 for the control and treatment of cardiovascular disease.

      Pursuant to the terms of the 1993 agreement noted above, Human Genome Sciences received a $1.0 million milestone payment from GlaxoSmithKline in February 2003, in connection with the initiation of clinical trials of 659032. We are entitled to receive an additional milestone payment if 659032 moves through clinical development into registration and will receive royalties if the compound is successfully commercialized. In addition, we have an option to co-promote an approved drug in North America and Europe.

     462795

      In 2002, GlaxoSmithKline initiated clinical trials of 462795 to evaluate its potential use in the treatment of patients with osteoporosis. 462795 is a genomics-derived small-molecule compound that inhibits the activity of cathepsin K, an enzyme that appears to be implicated in osteoporosis and certain other disorders causing bone degradation. 462795 was discovered by GlaxoSmithKline using Human Genome Sciences’ technology.

      Under the terms of the 1993 agreement, Human Genome Sciences received a $1.0 million milestone payment from GlaxoSmithKline in 2002, in connection with the initiation of clinical trials of 462795. We are entitled to receive an additional milestone payment if 462795 moves through clinical development into registration and will receive royalties if the compound is successfully commercialized. In addition, we have an option to co-promote an approved drug in North America and Europe.

Gene Therapy

     VEGF-2 (Vascular Endothelial Growth Factor-2)

      VEGF-2 is a novel gene that was discovered and characterized by Human Genome Sciences. The VEGF-2 gene encodes the VEGF-2 protein, which scientists believe signals the body to grow new blood vessels. We licensed VEGF-2 to Corautus for use in the field of gene therapy. Corautus was formed in February 2003 from the merger of Vascular Genetics and GenStar Therapeutics. As of December 31, 2002, we owned approximately 29% of Vascular Genetics and, as of February 5, 2003, we owned approximately 18% of Corautus. VEGF-2 gene therapy is being developed for the treatment of critical limb ischemia and refractory coronary artery disease.

      Corautus has completed Phase 1/2 clinical trials of VEGF-2 for the treatment of coronary artery disease and critical limb ischemia. A clinical hold that the FDA had placed on VEGF-2 gene therapy has been removed, and Corautus has said that it expects to seek FDA clearance to begin Phase 2b/3 clinical trials of VEGF-2 in 2003. Human Genome Sciences is entitled to receive up to a 10% royalty on net sales of any product brought to market by Corautus that is based on the VEGF-2 gene.

Preclinical Programs

      Human Genome Sciences has a pipeline of compounds in internal preclinical development, including novel human protein and antibody drugs discovered through genomics-based research, and new improved long-acting versions of existing proteins created using our albumin fusion technology. Our preclinical candidates fall into several therapeutic areas, including oncology, immunology, endocrinology/metabolism, and infectious disease.

      In addition, we have initiated a number of research programs related to biodefense, in which we are using our protein and antibody drug development capabilities to develop therapeutic candidates to address microbial targets including anthrax and other infectious agents. In March 2003, we announced that we have developed a human monoclonal antibody drug called ABthrax™ that is effective in protecting against anthrax in multiple animal models. ABthrax specifically recognizes and neutralizes Bacillus anthracis protective antigen, a central component of the anthrax toxins that contribute collectively to the pathogenesis of anthrax infection. We plan to develop ABthrax for use as a prophylactic and therapeutic drug to prevent and treat anthrax infection.

Research and Development Capabilities

      Human Genome Sciences has developed core competencies in the discovery and understanding of human genes and their biological functions, and in the discovery and development of human protein and antibody drugs. We focus our internal research and development efforts on novel human protein and antibody drugs discovered through genomics-based research, and on new improved long-acting versions of existing protein drugs created using our albumin fusion technology.

Gene and Protein Discovery Technology

      We have created a set of skills that allow us to discover new genes and to understand their natural function. We have isolated a large collection of human genes in their useful messenger RNA form. A gene in the form of messenger RNA can be used to make one protein that carries out a specific function in the human body. We have developed methods to make small quantities of proteins. We have developed automated systems to analyze the effects of these proteins on human cells and tissues.

      Collectively, these new methods make up our Functional Proteomics Program. Our Functional Proteomics Program begins with a large set of human genes. From these we select a set of genes that produce proteins that we predict should be located on the outside of human cells. Such proteins are called secreted proteins. We test the effects of the secreted proteins by placing each of them on an individual culture of a human cell whose behavior we wish to change for medical benefit. In the course of these experiments, we monitor many parameters of change in each cell culture at intervals. We have developed an informatics system to store and integrate the biological data points that result from these experiments. Proteins selected for further study are made and purified, then subjected to preclinical evaluation.

Human Antibody Discovery and Development

      Proteins may be useful as drugs themselves, or they may be useful as targets for other therapeutic approaches such as human antibodies or small molecule drugs. Some proteins are located partly in and partly on the surface of the cell. Many such proteins function as receptors for biological signals. Antibody drugs that block receptors or that trigger receptors to respond to artificial signals can have significant biological effects.

      We have acquired rights to a variety of human antibody technologies. We use our own set of antibody targets arising from our collection of human secreted proteins. We have integrated these technologies into our internal research and development program. In addition, we have designed and leased manufacturing facilities that allow us to make human monoclonal antibodies for clinical trials. We also continue to collaborate with a number of leading antibody companies.

      Many medical conditions are the result of an excess of a specific protein in the body. Some antibody drugs can inactivate such proteins and bring therapeutic benefits to patients. Such drugs are known as antagonistic antibodies. For example, LymphoStat-B, which is currently in Phase 1 trials for the treatment of autoimmune diseases such as lupus and rheumatoid arthritis, is an antagonistic human monoclonal antibody. All currently marketed antibody drugs are antagonistic antibodies. In recent years, a number of antagonistic antibody drugs have been approved for sale and have been highly successful.

      In certain medical conditions, it may be desirable to stimulate artificially a specific biological activity. For example, a great deal of scientific work is currently focused on the study of apoptosis, or programmed cell death. If scientists can discover a way to promote the death of cancer cells while causing minimal or no damage to normal cells, it might constitute significant progress in cancer therapy. Human Genome Sciences has one such drug in clinical trials – the TRAIL-R1 mAb. TRAIL-R1 mAb is currently in Phase 1 clinical trials for the treatment of certain solid tumors and tumors of hematopoietic origin. TRAIL-R1 mAb recognizes the TRAIL Receptor-1 protein. Binding of TRAIL-R1 mAb to TRAIL Receptor-1 triggers cell death. TRAIL-R1 mAb is an agonistic human monoclonal antibody that mimics the cancer-killing activity of the natural TRAIL ligand. We believe that TRAIL-R1 mAb is the first human agonistic antibody to enter clinical trials.

Albumin Fusion Technology

      Our albumin fusion technology allows us to create long-acting forms of protein drugs by fusing the gene that expresses human albumin to the gene that expresses a therapeutically active protein. We are actively pursuing the development of albumin-fusion drugs based on therapeutic proteins already on the market, as well as albumin-fusion versions of therapeutic proteins that we are developing ourselves. For example: Albuferon-alpha results from the genetic fusion of human albumin and human interferon-alpha; Albutropin results from the genetic fusion of human albumin and human growth hormone; and Albuleukin results from the genetic fusion of human albumin and human interleukin-2. Based on preclinical and clinical results to date, we believe that albumin fusion proteins may provide patients with long-acting treatment options that have efficacy and safety similar to or better than that of the existing protein drugs, with the potential additional benefit of considerably more convenient dosage schedules.

      Albumin fusion technology also provides for efficient manufacture and purification of the product in our existing facilities. Creation of albumin fusion proteins that meet significant medical need provides Human Genome Sciences with many additional product opportunities. This strategy reduces development risk by broadening the profile of our product portfolio. We have research and development staff dedicated to the development of new drugs based on our albumin fusion technology.

Drug Development and Regulatory Expertise

      For the past several years, we have concentrated on building drug development and regulatory expertise. We seek to gather, document and analyze clinical trial data in such a way that they can be submitted to regulatory authorities and used to support Biologics License Applications at the appropriate time. We have assembled experienced teams in key strategic areas of development, including:

•	Clinical Research. The clinical research group is responsible for the design, planning and analysis of clinical trials, and matches novel biological molecules emerging from our protein and antibody discovery programs to unmet medical needs. The group includes our biostatistics team.

•	Clinical Operations. The clinical operations group executes clinical trials and is responsible for managing clinical trial sites and ensuring that all proper procedures are followed during the collection of clinical data. The group includes our data management team.

•	Project Management. Our project management team oversees the process of development of a drug from the earliest stages of research through the conduct of clinical development and regulatory filings.

•	Drug Safety. As our products advance in clinical testing, our medical affairs group collects and analyzes information on drug experience and safety, and ensures that accurate medical information is distributed.

•	Bioanalytical Sciences. The bioanalytical sciences group develops highly specialized assays that are used during monitoring of preclinical tests and clinical trials. Other assays ensure the quality and consistency of our products.

•	Regulatory Affairs and Clinical Quality Assurance. The regulatory affairs group manages communications with and submissions to regulatory authorities, while the quality assurance group ensures compliance with all regulatory requirements for the clinical development of new products.

Collaborative Arrangements

      Forming strategic alliances with leading pharmaceutical and biotechnology companies is an element of our strategy. We currently have three major types of collaborations:

•	Human Gene Therapeutic Consortium. Between 1993 and 1997, we entered into major collaborations with GlaxoSmithKline, Takeda, Schering-Plough, Merck KGaA and Sanofi-Synthelabo. We refer to these collaborations collectively as the Human Gene Therapeutic Consortium. The initial research term of these collaborations ended in June 2001, although certain aspects of these arrangements continue. Under these collaborations, we provided our drug discovery capabilities in exchange for access to our partners’ drug development and commercialization expertise as well as research funding and long-term value creation through potential milestone and royalty payments. We also are entitled to certain co-promotion, co-development, revenue sharing and other product rights.

•	Technology. These are collaborations in which we gain access to our partners’ technology to complement our own drug discovery and development capabilities in exchange for license fees, potential milestone and royalty payments, as well as equity investments.

•	Microbial. These are collaborations in which we provide other companies with access to gene sequence data for specific microbial organisms in exchange for license fees and royalty payments.

      A summary of our most important collaborations is provided below:

YEAR ESTABLISHED	PARTNER	FOCUS

HUMAN GENE
THERAPEUTIC CONSORTIUM
1993-97	GlaxoSmithKline	Therapeutic proteins, antibodies, small molecule drugs, gene therapy vaccines and diagnostics
1995	Takeda	Therapeutic proteins, antibodies and small molecule drugs
1996	Schering-Plough	Therapeutic proteins, antibodies, small molecule drugs and gene therapy
1996	Sanofi-Synthelabo	Therapeutic proteins, antibodies and small molecule drugs
1996	Merck KGaA	Therapeutic proteins, antibodies and small molecule drugs
TECHNOLOGY COLLABORATIONS
1997	Corautus (Vascular Genetics)	Gene therapy
1998	Transgene	Gene therapy
1999	Abgenix	Antibodies
2000	Cambridge Antibody Technology	Antibodies
2000	Dyax	Antibodies and peptides
2000	Vical	Gene therapy
2000	Aventis Behring	Albumin fusion technology
2000	Dow Chemical	Chelator technology
2001	Medarex	Antibodies
2001	MDS Nordion	Radioiodinating technology
2002	Kirin	Antibodies
MICROBIAL COLLABORATIONS
1995-97	MedImmune	Infectious agents
1996	Pharmacia	Staphylococcus aureus and other

Human Gene Therapeutic Consortium

      General. We entered into collaboration agreements with GlaxoSmithKline in May 1993, which we amended in June 1996 and July 1997. Under these agreements, we granted GlaxoSmithKline rights to develop and commercialize therapeutic and diagnostic products based on human genes discovered by us in GlaxoSmithKline’s field, which is the field of human and animal health care, including gene therapy vaccines but excluding other gene therapy products, antisense products and the use of genes for synthesizing drugs that were known in May 1993. We and GlaxoSmithKline jointly entered into collaboration agreements with four additional pharmaceutical companies: Takeda, Schering-Plough, Merck KGaA and Sanofi-Synthelabo. These partners, together with GlaxoSmithKline, form our Human Gene Therapeutic Consortium.

      Post-Initial Research Term. The initial research term of our Human Gene Therapeutic Consortium expired on June 30, 2001. Our partners have informed us that they have been pursuing a large number of research programs involving many different genes for the creation of small molecule, protein and antibody drugs. We cannot assure you that any of these programs will be continued or result in any approved drugs.

      GlaxoSmithKline. We share equally with GlaxoSmithKline any license fees and product-development milestone payments made under our Human Gene Therapeutic Consortium, but we receive all royalty and research support payments under those agreements. We are entitled to receive royalty payments, based on net sales of products developed from any of our patents or technologies that fall within GlaxoSmithKline’s field, for any sales made by GlaxoSmithKline or its licensees. We also are entitled to milestone payments in connection with the development of these products. In 2001, we received a $1.0 million payment from GlaxoSmithKline for 480848 in connection with a development milestone met by GlaxoSmithKline. In 2002, we received a $1.0 million payment from GlaxoSmithKline for 462795 in connection with a development milestone met by GlaxoSmithKline. In February 2003, we received a $1.0 million payment from

GlaxoSmithKline for 659032 in connection with a milestone met by GlaxoSmithKline. We hold an option to co-promote any products sold by GlaxoSmithKline in the U.S., Canada, Mexico and Europe, subject to the rights granted to Takeda and other collaborators. If we develop and market or license to a third party any product in GlaxoSmithKline’s field pursuant to our rights under these agreements, GlaxoSmithKline will usually be entitled to royalty payments from, or to share in milestone payments and license fees we receive with respect to, those products.

      Our collaboration agreements with GlaxoSmithKline include an option for GlaxoSmithKline to co-develop and co-commercialize products in GlaxoSmithKline’s field to which we have exclusive development and commercialization rights under our collaboration agreements with GlaxoSmithKline and for which Schering-Plough has not exercised its option. In 2000, GlaxoSmithKline exercised its option to develop and commercialize repifermin jointly. GlaxoSmithKline is also entitled to royalty payments on and an option to co-promote products outside GlaxoSmithKline’s field sold by us which are based on or incorporate patents or information developed by GlaxoSmithKline using our human gene technology.

      Takeda. GlaxoSmithKline and Takeda entered into a license agreement relating to the development and sale of products in GlaxoSmithKline’s field based upon rights licensed from us. We are entitled to all royalty payments and one-half of the milestone payments due from Takeda to GlaxoSmithKline under this license agreement on sales of products developed by Takeda. We entered into an option and license agreement with Takeda pursuant to which we granted Takeda an exclusive option to license rights under our patents and technology in the field of human health care, other than gene therapy, antisense and diagnostics, in order to make and sell up to three products in Japan. The option period terminates on June 30, 2004. During 2002, Takeda discontinued development of mirostipen and exercised its option to develop and commercialize TRAIL-R1 mAb in Japan. Takeda has two options remaining.

      Schering-Plough. In June 1996, we entered into a collaboration agreement with Schering-Plough. Under this agreement, Schering-Plough has the right to use our human gene technology and biological information developed by us and GlaxoSmithKline to discover, develop and commercialize products. Schering-Plough was also granted an option to co-develop and co-commercialize up to two of our therapeutic protein products to which we have exclusive development and commercialization rights under our agreements with GlaxoSmithKline. This option could also have been exercised with respect to proteins we elect to license to third parties. In 2000, Schering-Plough exercised one of its two options with the selection of a novel interferon discovered by us. We will receive milestones and royalty payments for any product developed from this protein. In 2002, we granted Schering-Plough exclusive rights to two human antigens in lieu of its remaining option to a second therapeutic protein. Schering-Plough is obligated to pay license fees, research payments and milestone payments in connection with the development of products. We also have a collaboration with Schering-Plough related to gene therapy by which Schering-Plough was granted a non-exclusive license to use our human gene technology to conduct research and an option to obtain an exclusive license to specific genes in the field of gene therapy.

      Sanofi-Synthelabo. In June 1996, we entered into a collaboration agreement with Sanofi-Synthelabo. Under this agreement, Sanofi-Synthelabo has the right to use our human gene technology and biological information developed by us and GlaxoSmithKline to discover, develop and commercialize products. Sanofi-Synthelabo is obligated to pay license fees, research payments and milestone payments in connection with the development of products.

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

Technology Collaborations

     Antibodies and Peptides

      Abgenix. In November 1999, we entered into a collaboration and license agreement with Abgenix relating to the field of fully human antibody drug candidates, which was amended in 2001. Pursuant to this agreement, as amended, we licensed technology from Abgenix that we can use to generate fully human antibody drug candidates. We will independently develop and seek to commercialize antibody-based drugs from this collaboration. Abgenix also has an option to develop and commercialize products derived from our antigens. We and Abgenix will pay reciprocal milestone and royalty payments for products developed and commercialized.

      Cambridge Antibody Technology (CAT). In August 1999, we entered into an antibody license agreement with CAT for the development of fully human antibody therapeutics for up to three of our target human proteins. Pursuant to this agreement, we have entered into an exclusive license agreement to an anti-BLyS antibody discovered in collaboration with CAT. Under this 1999 agreement, we have paid CAT $2.3 million for one milestone and fees through the end of 2002. In February 2000, we entered into a broader agreement with CAT that provides us with the right to use their technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. Under this 2000 agreement, we paid CAT $12.0 million for ten years of committed research support. We also plan to combine our resources to develop and sell a significant number of therapeutic antibody products. CAT has the right to select up to twenty-four of our proprietary antigens for preclinical development. We have the option to share clinical development costs and to share the profits equally with them on up to eighteen such products. CAT has rights to develop six such products on their own. We are entitled to clinical development milestone and royalty payments on those six products. We have exercised our option with respect to TRAIL Receptor 1 and TRAIL Receptor 2. Under the 2000 agreement, we have paid to CAT $3.5 million in milestone payments through the end of 2002.

      Dyax. In February 2000, we entered into a license agreement with Dyax relating to Dyax’s phage display and peptide technology, which was amended in 2001. Under the agreement, as amended, we have the right to use Dyax’s phage display technology to develop an unlimited number of therapeutic and diagnostic products that we may sell or outlicense. In 2000, we paid Dyax $6.0 million for the technology license. Through 2002, we have paid $5.7 million for research support. In 2003, we will pay Dyax approximately $0.3 million for committed research support. We will provide milestone and royalty payments to Dyax on products we develop and sell or will share revenue we receive from outlicensees. The licensed technologies include Dyax’s phage display technology to create peptide drugs, human monoclonal antibody drugs and in vitro diagnostic products. In addition, we have the right to require that Dyax perform research in the fields of protein separation and high-throughput screening technology. We also have rights to improvements in Dyax’s phage display technology.

      Kirin. In October 2002, we entered into a license agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. relating to the development and commercialization of agonistic human antibodies to TRAIL Receptor-2. Under the agreement, we will work together to identify and optimize the best candidate for clinical development. Kirin will develop and commercialize any resulting drug in Japan and Asia/ Australasia. We will develop and commercialize any resulting drug in North America, Europe and the rest of the world.

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

     Gene Therapy

      Transgene. In February 1998, we entered into an agreement with Transgene relating to the field of human gene therapy, including gene therapy vaccines, to the extent that it will not conflict with our other collaboration agreements. Under this agreement, we granted Transgene the right to license exclusively up to 10 genes. We obtained a 10% equity interest in Transgene and certain co-development and co-marketing rights. Transgene selected two genes from our database, CTGF-2 and TIMP-4, as its first two exclusive gene therapy products. CTGF-2 stimulates the formation of blood vessels and could be an effective tool in the control of coronary artery disease. TIMP-4 prevents restenosis, which is the growth of blood-vessel obstruction following an angioplasty. Our collaboration with Transgene will end in 2008.

      Vical. In February 2000, we entered into a license agreement with Vical relating to the field of gene therapy. Under this agreement, we licensed technology from Vical and granted Vical the right to license up to three genes. The agreement provides for reciprocal royalty payments. Our collaboration with Vical will end in 2004.

      Corautus. In November 1997, we entered into an agreement with Vascular Genetics, the predecessor to Corautus, whereby we granted an exclusive license in the field of gene therapy for our VEGF-2 gene. As of December 31, 2002, we owned approximately 29% of Vascular Genetics and, as of February 5, 2003, approximately 18% of Corautus.

     Other

      Dow Chemical. In October 2000, we entered into an agreement with Dow Chemical Company to develop a drug for the treatment of B-cell malignancies. This agreement combines one of Dow’s patented technologies, bifunctional chelation agents (BFCA) with BLyS, one of our protein discoveries. Dow’s BFCA technology is capable of attaching a variety of radioactive metals to BLyS, resulting in a “radioiodinated” version of the protein.

      MDS Nordion. In October 2001, we entered into an agreement with MDS Nordion, a unit of MDS Inc., whereby MDS Nordion will radioiodinate proteins for us at a cGMP manufacturing suite at its Ottawa, Canada facility. We will supply MDS Nordion with the targeting protein, BLyS, and MDS Nordion will use a process it developed for us that covalently binds the radioactive isotopes to the BLyS protein.

Microbial Collaborations

      MedImmune. We entered into a collaboration and license agreement with MedImmune in July 1995, which we amended in March and December 1997. This agreement is related to the development of drugs based upon certain infectious agents sequenced by us or The Institute For Genomic Research (TIGR) or to which we hold licenses. Programs under this agreement include the creation of vaccines and immunotherapeutics for non-encapsulated Haemophilus influenzae, Streptococcus pneumoniae, Escherichia coli, Helicobacter pylori and Borrelia burgdorferi. MedImmune sub-licensed the Streptococcus pneumoniae vaccine technology to GlaxoSmithKline. We are entitled to a portion of the payments received by MedImmune under its sub-license. In 2000, we received $1.0 million from MedImmune.

      Pharmacia. In October 1996, we entered into an agreement with Pharmacia in which we granted to Pharmacia a nonexclusive license to conduct research and to make, use and sell products based on genes of Staphylococcus aureus and the pathogenicity islands of Escherichia coli sequenced by us.

Patents and Proprietary Rights

      We seek U.S. and foreign patent protection for the genes, proteins and antibodies that we discover, as well as patents on therapeutic and diagnostic products and processes, screening and manufacturing technologies, and other inventions based on genes, proteins and antibodies. We also seek patent protection or rely upon trade secret rights to protect certain technologies which may be used to discover and characterize genes, proteins and antibodies and which may be used to develop novel therapeutic and diagnostic products and processes. We believe that, in the aggregate, our patent applications, patents and licenses under patents owned by third parties are of material importance to our operations.

      Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings relating to the scope of protection of our patents and those of others. Any such lawsuit or proceeding may result in a significant commitment of resources in the future. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

      We have filed U.S. patent applications with respect to many human genes and their corresponding proteins. We have also filed U.S. patent applications with respect to all or portions of the genomes of several infectious and non-infectious microorganisms. As of March 3, 2003, we had 301 U.S. patents covering genes and proteins. Our remaining applications may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases. In certain instances, we will be dependent upon our collaborators to file and prosecute patent applications.

      Other companies or institutions have filed, and may in the future file, patent applications which attempt to patent genes similar to those covered in our patent applications, including applications based on our potential products. Any patent application filed by a third party may prevail over our patent applications, in which event the third party may require us to stop pursuing a potential product or to negotiate a royalty arrangement to pursue the potential product.

      We also are aware that others, including universities and companies working in the biotechnology and pharmaceutical fields, have filed patent applications and have been granted patents in the U.S. and in other countries that cover subject matter potentially useful or necessary to our business. Some of these patents and patent applications claim only specific products or methods of making products, while others claim more general processes or techniques useful in the discovery and manufacture of a variety of products. The risk of additional patents and patent applications will continue to increase as the biotechnology industry expands. We cannot predict the ultimate scope and validity of existing patents and patents that have been or may be granted to third parties, nor can we predict the extent to which we may wish or be required to obtain licenses to such patents, or the availability and cost of acquiring such licenses. To the extent that licenses are required, the owners of the patents could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products.

      Issued patents may not provide commercially meaningful protection against competitors and may not provide us with competitive advantages. Other parties may challenge our patents or design around our issued patents or develop products providing effects similar to our products. In addition, others may discover uses for genes, proteins or antibodies other than those uses covered in our patents, and these other uses may be separately patentable. The holder of a patent covering the use of a gene, protein or antibody for which we have a patent claim could exclude us from selling a product for a use covered by its patent.

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

Competition

      General. We face intense competition from a wide range of pharmaceutical, biotechnology and diagnostic companies, as well as academic and research institutions and government agencies. Some of these competitors have substantially greater financial, marketing, research and development and human resources. Most large pharmaceutical companies have considerably more experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products.

      Basis of Competition. Principal competitive factors in our industry include:

•	the quality and breadth of an organization’s technology;

•	the skill of an organization’s employees and its ability to recruit and retain skilled employees;

•	an organization’s intellectual property estate;

•	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and

•	the availability of substantial capital resources to fund discovery, development and commercialization activities.

      We believe that the quality and breadth of our technology platform, the skill of our employees and our ability to recruit and retain skilled employees, our patent portfolio, our capabilities for early stage research and drug discovery and our capital resources are competitive strengths. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have, and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.

      Products. We are aware of products in research or development by our competitors that address all of the diseases we are targeting. Any of these products may compete with our product candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology obsolete or noncompetitive. In addition, our fusion protein products are designed to be long-acting versions of existing products. While we believe our fusion protein products will be a more attractive alternative to the existing products, the existing product in many cases has an established market that may make the introduction of our product more difficult. Competition is based primarily on product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

Government Regulation

      Regulations in the U.S. and other countries have a significant impact on our research, product development and manufacturing activities and will be a significant factor in the marketing of our products. All of our products will require regulatory approval prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and similar regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our ability to commercialize our products in a timely manner, or at all.

      Preclinical Testing. Before a drug may be marketed in the U.S., it must be the subject of rigorous preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an investigational new drug application, which is reviewed by the FDA before clinical testing in humans can begin.

      Clinical Testing. Typically, clinical testing involves a three-phase process, which generally lasts four to seven years, and sometimes longer:

•	Phase 1 clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism.

•	Phase 2 clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to statistically evaluate preliminary efficacy and optimal dosages and to expand evidence of safety.

•	Phase 3 clinical trials are large-scale, multicenter, comparative trials, which are designed to gather additional information for proper dosage and labeling of the drug and to demonstrate its overall safety and efficacy.

The FDA monitors the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. The clinical trial process may be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA.

      Marketing Approvals. Before a product can be marketed and sold, the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application or a biologic license application, depending on the type of drug. In responding to a new drug application or a biologic license application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, or at all.

      In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with current good manufacturing practices, or cGMPs, reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, any of which could materially adversely affect our business.

      Other Regulation. We are also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances used in connection with our research, including radioactive compounds and infectious disease agents. We also cannot accurately predict the extent of regulations that might result from any future legislative or administrative action.

      In addition, ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we or our suppliers may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing our products.

      Foreign Regulation. We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be just as rigorous, costly and uncertain as in the U.S.

      Possible Pricing Restrictions. The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Sources of Supply

      Raw materials and other supplies required in our business are generally available from various suppliers in quantities adequate to meet our needs. However, we rely on one manufacturer, MDS Nordion of Ottawa, Canada, for all of our current radioiodinating requirements. If we are unable to secure an adequate supply of this product at commercially reasonable rates, our ability to continue with intended clinical trials would be adversely affected.

Manufacturing

      We are able to manufacture multiple protein and antibody drugs for use in research and clinical activities. We produce and purify these protein and antibody drugs at a 127,000 square foot process development and manufacturing facility. We do not manufacture any products for commercial use and do not have any experience in manufacturing materials suitable for commercial use.

      We are actively building our manufacturing organization and facilities with the intent of manufacturing our own commercial materials. Our long-range plan is to establish additional manufacturing capabilities to allow us to meet our commercial manufacturing requirements. We are designing a 290,000 square foot large-scale manufacturing facility to allow for the production of protein and antibody drugs for both clinical and commercial use. This facility is expected to be available for occupancy in 2005. The FDA must inspect and license these facilities to determine compliance with cGMP requirements for commercial production. We may not be able successfully to establish manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements. For a description of the financing arrangements for these facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

      While we are expanding our manufacturing capabilities, we also may contract with third party manufacturers or develop products with partners and use the partners’ manufacturing capabilities. If we use others to manufacture our products, we will depend on those parties to comply with cGMPs and other regulatory requirements, and to deliver materials on a timely basis. These parties may not perform adequately. Any failures by these third parties may delay our development of products or the submission of these products for regulatory approval.

Marketing

      We do not have any marketed products. We have established a strategic marketing group to analyze the commercial value of our product portfolio and the competitive environment. The strategic marketing group also analyzes patient needs and customer preferences with respect to our product development and planning. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. GlaxoSmithKline, Schering-Plough and others have co-marketing rights with respect to certain of our products. If we decide to market any products independently, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.

Employees

      As of March 3, 2003, we had 1,086 full-time employees, of whom 850 were in research and development, including 279 scientists holding doctoral degrees. We anticipate hiring approximately 70 additional employees during the next six months, including process development, manufacturing, and clinical development staff. None of our employees is covered by a collective bargaining agreement and we consider relations with our employees to be good.

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

      We do not know whether we can implement our business strategy successfully because we are in the early stages of development. We initially set out to find as many genes as possible and are now using that information to develop medical and pharmacological products. We use automated high-speed technology to:

•	rapidly identify the function of, and obtain proprietary rights to, a substantial number of genes; and

•	select genes with the greatest potential for the treatment and diagnosis of human disease.

      Nobody has tested our strategy. Other companies first target particular diseases and try to find cures for them through gene-based therapies. If our strategy does not result in the development of products that we can sell profitably, we will be unable to generate revenue.

      If we are unable to commercialize products, we may not be able to recover our investment in our product development and manufacturing efforts.

      We invested significant time and resources to isolate and study genes and determine their functions. We now devote an ever-increasing portion of our resources to identifying and developing proteins, antibodies and other compounds for the treatment of human disease. We are also devoting substantial resources to the establishment of our own manufacturing capabilities, both to support clinical testing and eventual commercialization. We have made and are continuing to make substantial expenditures and have hired and are continuing to hire additional personnel to foster these activities. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. We cannot assure you that expenses for testing and study will yield profitable products or even products approved for marketing by the FDA. We will incur additional costs to continue these activities. If we are not successful in commercializing products, we may be unable to recover the large investment we have made in research, development and manufacturing.

      Because our product development efforts depend on new and rapidly-evolving technologies, we do not know whether our efforts will be successful.

      To date, companies have developed and commercialized relatively few gene-based products. Our work depends on new, rapidly evolving technologies and on the marketability and profitability of innovative products. Commercialization involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the possibility that:

•	these technologies or any or all of the products based on these technologies will be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;

•	the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

•	proprietary rights of third parties will prevent us or our collaborators from exploiting technologies or marketing products;

•	third parties will market superior or equivalent products; and

•	we may not be able to obtain or exploit new and superior technology, which could render obsolete the technologies we use.

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

PRODUCT DEVELOPMENT RISKS

      Because we have limited experience in developing and commercializing products, we may be unsuccessful in our efforts to do so.

      Our ability to develop and commercialize products based on proteins, antibodies and other compounds will depend on our ability to:

•	develop products internally;

•	complete laboratory testing and human studies;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

•	develop efficient production facilities meeting all regulatory requirements or enter into arrangements with third parties to manufacture our products on our behalf; and

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.

      Although we are conducting human studies with respect to eight products, we have limited experience with these activities and may not be successful in developing or commercializing these or other products.

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

      Before a drug may be marketed in the U.S., it must be the subject of rigorous preclinical testing. The results of these studies must be submitted to the FDA as part of an investigational new drug application, which is reviewed by the FDA before clinical testing in humans can begin. The results of preliminary studies do not predict clinical success. A number of potential drugs have shown promising results in early testing but subsequently failed to obtain necessary regulatory approvals. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.

      Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA monitors the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

•	our inability to manufacture sufficient quantities of materials for use in clinical trials;

•	variability in the number and types of patients available for each study;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	unforeseen safety issues or side effects;

•	poor or unanticipated effectiveness of products during the clinical trials; or

•	government or regulatory delays.

      For all of our trials except the repifermin wound healing trial, only a limited number of patients are involved. To date, data obtained from these clinical trials have been insufficient to demonstrate safety and efficacy under applicable FDA guidelines and are not sufficient to support an application for regulatory approval without further studies. In two trials of repifermin and in one study of mirostipen, the drug was shown to be safe, but was not shown to be effective. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. Regulatory authorities may not permit us to undertake any additional clinical trials. The clinical trial process may be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA.

      The clinical success of VEGF-2 gene therapy is uncertain.

      Clinical trials of VEGF-2 gene therapy by Corautus were placed on clinical hold by the FDA in February 2000. These trials were removed from clinical hold in October 2001. Corautus is seeking clearance for new trials of VEGF-2 gene therapy. These trials would be conducted with patients for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists. During the course of treatment, these patients could die or suffer adverse medical effects for reasons that may not be related to VEGF-2. Deaths in the patient population for the earlier VEGF-2 trials did occur, in both active and placebo groups, and Corautus has reviewed the relevant data regarding these patients and provided an analysis of the reasons for these deaths to the FDA. These adverse effects may affect the interpretation of the clinical trial results and the success of the trials. Later clinical trials may be extensive, expensive and time-consuming. VEGF-2 gene therapy may never be approved for use in humans.

      We face risks in connection with our ABthrax product in addition to risks generally associated with drug development.

      Our entry into the biodefense field with the development of ABthrax presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies, including the U.S. Army, are known to be developing biodefense pharmaceuticals and related products to combat anthrax. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. government and its agencies, the success of ABthrax will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political partisanship and military developments. Moreover, even if ABthrax is approved by the FDA, the revenues available for the sale of ABthrax could be significantly curtailed by the efforts of government payors to limit the selling price of ABthrax. In the case of the U.S. government, executive or legislative action could attempt to impose production and pricing requirements on us. Moreover, we do not know whether the U.S. government will purchase ABthrax, and if it does, the timing, extent and amount of such purchases.

      Because neither we nor any of our collaboration partners have received marketing approval for any product resulting from our research and development efforts, and may never be able to obtain any such approval, we may not be able to generate any product revenue.

      We have not completed development of any product based on our genomics research. It is possible that we will not receive FDA marketing approval for any of our products. Although a number of our potential products have entered clinical trials, we cannot assure you that any of these products will receive marketing approval. All the products being developed by our collaboration partners will also require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaboration partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaboration partners may need to successfully address a number of technical challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

RISKS FROM OUR COLLABORATION RELATIONSHIPS AND STRATEGIC ACQUISITIONS

      Our plan to use collaborations to leverage our capabilities and to grow in part through the strategic acquisition of other companies and technologies will not be successful if we are unable to integrate our partners’ capabilities or the acquired companies with our other operations or if they do not meet our expectations.

      As part of our strategy, we intend to continue to evaluate strategic partnership opportunities and consider acquiring complementary technologies and businesses. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Our partners may prove difficult to work with or less skilled than we originally expected. In addition, any past collaborative successes are no indication of potential future success in this area. In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biotechnology and genomics industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration are increased by the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, to integrate and retain key scientific personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.

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

      We have received all our revenue from payments made under our collaboration agreements with GlaxoSmithKline and, to a lesser extent, other agreements. The GlaxoSmithKline collaboration agreement and many of our other collaboration agreements expired in 2001. None of these collaboration agreements was renewed. We may not be able to enter into additional collaboration agreements. We are entitled to certain milestone and royalty payments from the existing collaborators, but may not receive payments if our collaborators fail to:

•	develop marketable products;

•	obtain regulatory approvals for products; or

•	successfully market products based on our research.

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

      As of December 31, 2002, we had long-term obligations of approximately $503.0 million. We also had future guarantee obligations under certain facility leases that under current terms will increase to approximately $460.0 million. Our substantial debt and future guarantees will have several important consequences for our future operations. For instance:

•	payments of interest on, and principal of, our indebtedness will be substantial, and may exceed then current revenues and available cash;

•	we may be unable to obtain additional future financing for capital expenditures, acquisitions or general corporate purposes;

•	we may be unable to withstand changing competitive pressures, economic conditions and governmental regulations; and

•	we may be unable to make acquisitions or otherwise take advantage of significant business opportunities that may arise.

      We have entered into two facility lease arrangements that are not required to be reflected on our balance sheet but that constitute significant financial obligations and possible risks.

      In the fourth quarter of 2001, we entered into two facility leases with respect to three facilities that are currently in design or under construction and one previously-constructed facility. We lease these facilities from trusts controlled by third parties established solely for the transactions. Under accounting principles generally accepted in the United States, these leases are treated as operating leases. In the event we default on our obligations under the leases, we may be responsible for up to $526.0 million of the cost of these facilities because of guarantees we made in connection with the leases. These obligations are not required to be reflected as liabilities on our balance sheet, but are described in footnotes to our financial statements. We are required to pledge marketable securities as security for our obligations under the leases and the related documents. As of December 31, 2002, we included approximately $205.4 million of restricted investments on our balance sheet, of which approximately $192.8 million was held as restricted investments providing collateral for our obligations with respect to these facilities. As the facilities are constructed, we will be required to restrict additional cash or investments as collateral for our obligations under these leases in order to reach the full amount of collateralization, which will reduce our working capital. Unless we restructure the leases or reduce the construction costs of these facilities, we expect that we will include approximately $526.0 million in restricted investments on our balance sheet when the facilities are completed. We cannot assure you that we will be able to restructure the leases or to reduce the construction costs. If the value of our pledged investments declines, because of an increase in interest rates or otherwise, we would need to pledge additional investments, which would further reduce our working capital. The rent under one of these leases is based on a floating interest rate, but the trusts at our request can lock in a fixed interest rate at an interest rate premium. To date, one trust has fixed the interest rate for approximately $76.0 million of the financed project cost. To the extent the trusts do not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. These leases have a term of seven years. If we desire to remain in the facilities upon lease expiration, we would need to refinance or buy the facilities at the financed project cost. We cannot assure you that refinancing will be available on comparable terms, if at all. Further, in the event the facilities are sold, we have guarantee obligations which make us responsible to the extent that the value of the facilities is less than the financed project cost and which reach a maximum guarantee obligation of approximately $459.4 million if the value of the facilities declined below approximately 15% of the financed project cost. While we believe that these leases provide a useful financing mechanism for the facilities, adverse public perception of such lease arrangements and the associated risks may cause our stock price to decline. In addition, the accounting treatment for these leases may be changed by the recent issuance of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities and may require us to include these leased facilities and the related lease obligations on our balance sheet as assets and liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” as well as Recent Accounting Pronouncements within Note B, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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

      Our stock price, like the stock prices of other biotechnology companies, has been highly volatile. During 2002, the closing price of our common stock has been as low as $8.49 per share and as high as $32.79 per share. The market price of our common stock could fluctuate widely because of:

•	future announcements about our company or our competitors, including the results of testing, technological innovations or new commercial products;

•	regulatory actions and changes in government regulations;

•	announcements relating to health care reform;

•	our failure to acquire or maintain proprietary rights to the gene sequences we discover or the products we develop;

•	litigation; and

•	public concern as to the safety of our products.

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

      Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings relating to the scope of protection of our patents and those of others. Any such lawsuit or proceeding may result in a significant commitment of resources in the future. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

      If our patent applications do not result in issued patents, our competitors may obtain rights to and commercialize the discoveries we attempted to patent.

      Our pending patent applications covering full-length genes and their corresponding proteins may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases.

      If others file patent applications or obtain patents similar to ours, then the Patent and Trademark Office may deny our patent applications, or others may restrict the use of our discoveries.

      We are aware that others, including universities and companies working in the biotechnology and pharmaceutical fields, have filed patent applications and have been granted patents in the U.S. and in other countries that cover subject matter potentially useful or necessary to our business. Some of these patents and patent applications claim only specific products or methods of making products, while others claim more general processes or techniques useful in the discovery and manufacture of a variety of products. The risk of additional patents and patent applications will continue to increase as the biotechnology industry expands. We cannot predict the ultimate scope and validity of existing patents and patents that may be granted to third parties nor can we predict the extent to which we may wish or be required to obtain licenses to such patents, or the availability and cost of acquiring such licenses. To the extent that licenses are required, the owners of the patents could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products. We believe that there will continue to be significant litigation in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources.

      Because issued patents may not fully protect our discoveries, our competitors may be able to commercialize products similar to those covered by our issued patents.

      Issued patents may not provide commercially meaningful protection against competitors and may not provide us with competitive advantages. Other parties may challenge our patents or design around our issued patents or develop products providing effects similar to our products. In addition, others may discover uses for genes, proteins or antibodies other than those uses covered in our patents, and these other uses may be separately patentable. The holder of a patent covering the use of a gene, protein or antibody for which we have a patent claim could exclude us from selling a product for a use covered by its patent.

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

      Regulations in the U.S. and other countries have a significant impact on our research, product development and manufacturing activities and will be a significant factor in the marketing of our products. All of our products will require regulatory approval prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and similar regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our ability to commercialize our products in a timely manner, or at all.

      Marketing Approvals. Before a product can be marketed and sold, the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application or a biologic license application, depending on the type of drug. In responding to a new drug application or a biologic license application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, or at all.

      In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with current good manufacturing practices, or cGMPs, reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, any of which could materially adversely affect our business.

      Foreign Regulation. We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be just as rigorous, costly and uncertain as in the U.S.

      Negative public opinion and increased regulatory scrutiny of gene therapy, genetic testing and genetic research could prevent us from commercializing our products.

      Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we or our suppliers may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing our products.

      Because we are subject to environmental, health and safety laws, we may be unable to conduct our business in the most advantageous manner.

      We are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances used in connection with our research, including radioactive compounds and infectious disease agents. We also cannot accurately predict the extent of regulations that might result from any future legislative or administrative action. Any of these laws or regulations could cause us to incur additional expense or restrict our operations.

INDUSTRY RISKS

      Many of our competitors have substantially greater capabilities and resources and may be able to develop and commercialize products before we do.

      We face intense competition from a wide range of pharmaceutical, biotechnology and diagnostic companies, as well as academic and research institutions and government agencies. Some of these competitors have substantially greater financial, marketing, research and development and human resources. Most large pharmaceutical companies have considerably more experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products.

      Principal competitive factors in our industry include:

•	the quality and breadth of an organization’s technology;

•	the skill of an organization’s employees and its ability to recruit and retain skilled employees;

•	an organization’s intellectual property estate;

•	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and

•	the availability of substantial capital resources to fund discovery, development and commercialization activities.

      Many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have, and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.

      We are aware of products in research or development by our competitors that address all of the diseases we are targeting. Any of these products may compete with our product candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology obsolete or noncompetitive. In addition, our fusion protein products are designed to be longer-acting versions of existing products. The existing product in many cases has an established market that may make the introduction of our product more difficult.

      If we lose or are unable to attract key management or other personnel, we may experience delays in product development.

      We depend on our senior executive officers as well as key scientific and other personnel. Only a few of our key personnel are bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Our employment agreement with Dr. William A. Haseltine, our Chairman of the Board and Chief Executive Officer, expires in February 2004. Although Dr. Haseltine’s employment agreement automatically extends for additional one year terms, either party can terminate the agreement four months prior to the end of the applicable term. If Dr. Haseltine decides to terminate his employment with us, this termination could delay the commercialization of our products or prevent us from becoming profitable. Further, we have not purchased key-man life insurance on any of our executive officers or key personnel, and therefore may not have adequate funds to find acceptable replacements for them. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to complete human studies successfully and develop marketable products.

      If the health care system or reimbursement policies change, the prices of our potential products may fall or our potential sales may decline.

      The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

OTHER RISKS RELATED TO OUR BUSINESS

      Because we depend on a single manufacturer for the radioiodinating of some of our products, we may be unable to obtain sufficient quantities of these products at commercially acceptable rates.

      We rely on one manufacturer, MDS Nordion of Ottawa, Canada, for all of our current radioiodinating requirements. If we are unable to secure an adequate supply of this product at commercially reasonable rates, our ability to continue with intended clinical trials would be adversely affected.

      We may be unable successfully to establish a manufacturing capability and may be unable to obtain required quantities of our products economically.

      We do not manufacture any products for commercial use and do not have any experience in manufacturing materials suitable for commercial use. We currently are having facilities constructed to establish additional manufacturing capabilities to allow us to meet our commercial manufacturing requirements. The FDA must inspect and license these facilities to determine compliance with cGMP requirements for commercial production. We may not be able successfully to establish manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.

      While we are expanding our manufacturing capabilities, we may also contract with third party manufacturers or develop products with partners and use the partners’ manufacturing capabilities. If we use others to manufacture our products, we will depend on those parties to comply with cGMPs, and other regulatory requirements and to deliver materials on a timely basis. These parties may not perform adequately. Any failures by these third parties may delay our development of products or the submission of these products for regulatory approval.

      Because we currently have no marketing capability, we may be unable to commercialize our products.

      We do not have any marketed products. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. GlaxoSmithKline, Schering-Plough and others have co-marketing rights with respect to certain of our products. If we decide to market any products independently, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.

      Because we may depend on third parties to conduct laboratory testing and human studies, we may encounter delays in or lose some control over our efforts to develop products.

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

      Provisions of our certificate of incorporation and bylaws, as well as Section 203 of the Delaware General Corporation Law, may discourage, delay or prevent a change in control of our company that you as a stockholder may consider favorable and may be against your best interest. We have also adopted a rights plan, or “poison pill,” that may discourage, delay or prevent a change in control. Our certificate of incorporation and bylaws contain provisions that:

•	authorize the issuance of up to 20,000,000 shares of “blank check” preferred stock that could be issued by our board to increase the number of outstanding shares and discourage a takeover attempt;

•	classify the directors of our board with staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limit who may call special meetings of stockholders; and

•	establish advance notice requirements for nomination of candidates for election to the board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 2.     PROPERTIES

      We currently lease and occupy approximately 682,000 square feet of laboratory and office space in twelve buildings in Rockville, Maryland. Our leased space includes approximately 352,000 square feet of laboratory space, approximately 187,000 of manufacturing space secured through long-term leases and approximately 143,000 square feet of office space.

      In addition, several construction projects are underway that will significantly increase our square footage under lease as follows:

	Approximate Size	Anticipated
Project	(Square Feet)	Occupancy Date

Research building	73,000	2003
Laboratory and office campus	624,000	2003
Large-scale manufacturing facility	290,000	2005

      For additional discussion of the financing of these three facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

      We anticipate that the construction of the laboratory and office campus will enable us to continue to expand our operations in close proximity to one another. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business.

ITEM 3.     LEGAL PROCEEDINGS

      We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER’S MATTERS

      Our common stock has been traded on the NASDAQ National Market System under the symbol HGSI since December 2, 1993. The following table presents the quarterly high and low closing prices as quoted by NASDAQ.

2001	High	Low
First Quarter	$67.81	$40.38
Second Quarter	$75.31	$39.19
Third Quarter	$58.80	$28.00
Fourth Quarter	$47.28	$30.88

2002	High	Low
First Quarter	$32.79	$20.52
Second Quarter	$22.34	$12.30
Third Quarter	$18.65	$10.27
Fourth Quarter	$13.64	$8.49

      As of January 31, 2003, there were approximately 804 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future, in part because existing contractual agreements prohibit such dividends. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

      We present below our selected consolidated financial data for the years ended December 31, 2002, 2001 and 2000, and as of December 31, 2002 and 2001, which have been derived from the audited consolidated financial statements included elsewhere herein and should be read in conjunction with such consolidated financial statements and the accompanying notes. We present below our selected financial data for the years ended December 31, 1999 and 1998, and as of December 31, 2000, 1999 and 1998, which have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Per share amounts have been restated to reflect two two-for-one stock splits, paid in the form of stock dividends on January 28, 2000 and on October 5, 2000.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share and ratio data)
Statement of Operations Data:
Revenue — research and development collaborative contracts	$3,568	$12,818	$22,068	$24,524	$29,598

Costs and expenses:
Research and development:
Direct expenditures	191,162	146,276	91,456	60,607	47,006
Charge for construction design changes	14,238	—	—	—	—
Purchased in-process research and development	—	—	134,050	—	—

Total research and development	205,400	146,276	225,506	60,607	47,006
General and administrative	44,175	38,714	27,083	14,838	14,370

Total costs and expenses	249,575	184,990	252,589	75,445	61,376

Income (loss) from operations	(246,007)	(172,172)	(230,521)	(50,921)	(31,778)
Net interest income	58,449	81,228	40,147	8,977	11,047
Charge for impaired investments	(32,158)	(22,314)	—	—	—
Debt conversion expenses	—	(3,894)	(50,818)	—	—
Other income	—	—	5,861	—	—
Equity in income (loss) in joint venture	—	—	—	—	(2,226)

Income (loss) before taxes and cumulative effect of change in accounting principle (1)	(219,716)	(117,152)	(235,331)	(41,944)	(22,957)
Provision for income taxes	—	—	225	225	225

Net income (loss) before cumulative effect of change in accounting principle (1)	(219,716)	(117,152)	(235,556)	(42,169)	(23,182)
Cumulative effect of change in accounting principle (2)	—	—	(8,250)	—	—

Net income (loss) (1)	$(219,716)	$(117,152)	$(243,806)	$(42,169)	$(23,182)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA, CONTINUED

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share and ratio data)
Statement of Operations Data:
Net income (loss) per share before cumulative effect of change in accounting principle, basic and diluted (1) (3)	$(1.71)	$(0.92)	$(2.12)	$(0.46)	$(0.26)
Cumulative effect of change in accounting principle (2)	—	—	(0.08)	—	—

Net income (loss) per share, basic and diluted (1) (3)	$(1.71)	$(0.92)	$(2.20)	$(0.46)	$(0.26)

Pro forma amounts assuming the accounting change is applied retroactively:
Net income (loss) (3) (4)			$(235,556)	$(42,169)	$(24,182)

Net income (loss) per share, basic and diluted (3) (4)			$(2.12)	$(0.46)	$(0.27)

Other Data:
Ratio of earnings to fixed charges	—	—	—	—	—
Coverage deficiency (1)	$(219,716)	$(117,152)	$(235,331)	$(41,944)	$(22,957)

	As of December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, short-term and restricted investments (5)	$1,491,740	$1,689,311	$1,774,640	$466,192	$188,516
Total assets (6)	1,662,187	1,865,004	1,948,525	527,725	244,247
Total debt and capital lease, less current portion (6)	503,281	503,970	533,146	326,336	1,780
Retained deficit	(701,547)	(481,831)	(364,679)	(120,873)	(78,704)
Total stockholders’ equity	1,100,553	1,304,463	1,362,955	169,068	208,848

(1)	For 2002, amounts include charges aggregating $46,396 arising from a charge for an impaired investment and a charge for construction design changes of $32,158, or $0.25 per share, and $14,238, or $0.11 per share, respectively. For 2001, amounts include charges aggregating $26,208 arising from a charge for an impaired investment and debt conversion expenses of $22,314, or $0.17 per share, and $3,894, or $0.03 per share, respectively. For 2000, amounts include charges aggregating $184,868 arising from purchased in-process research and development and debt conversion expenses of $134,050, or $1.21 per share, and $50,818, or $0.46 per share, respectively.

(2)	The cumulative effect of change in accounting principle is a one-time, non-cash charge relating to our implementation of Staff Accounting Bulletin No. 101 (“SAB 101”). SAB 101 was issued by the Securities and Exchange Commission (SEC) in December 1999. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of our implementation of SAB 101 was to defer revenue recognition for certain portions of the revenue we previously recognized under our collaborative agreements into future accounting periods. For further discussion, see Note B of the notes to our consolidated financial statements included herein.

(3)	Restated to reflect two two-for-one stock splits paid in the form of a stock dividend on January 28, 2000 and on October 5, 2000.

(4)	Pro forma presentation of the accounting change is not applicable for 2002 and 2001 as the change was implemented in 2000, retroactive to January 1, 2000.

(5)	“Cash, cash equivalents, short-term and restricted investments” for 2002, 2001, 2000, 1999 and 1998 includes $205,352, $144,901, $12,332, $11,637 and $6,749, respectively, of restricted investments relating to certain operating leases.

(6)	“Total assets” for 2002, 2001, 2000, 1999 and 1998 includes $205,352, $144,901, $12,332, $11,637 and $6,749, respectively, of restricted investments relating to certain operating leases. “Total debt and capital lease, less current portion” for 2002 and 2001 does not include any operating lease obligations under various facility and equipment lease arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Human Genome Sciences is dedicated to discovery for health. Our goal is to build a global biopharmaceutical company that discovers, develops, manufactures and markets gene-based drugs to treat and cure disease. The success of our drug discovery efforts derives from our expertise in genomics, the systematic collection and understanding of human genes and their functions, and from our exclusive focus on developing human protein and antibody drugs. We focus our internal product development efforts on novel human protein and antibody drugs discovered through genomics-based research, and on new improved long-acting versions of existing protein drugs created using our albumin fusion technology.

      We are conducting clinical trials with eight of our products. Four additional products are in clinical trials by companies with which we are collaborating. The number of new drugs we have in advanced preclinical studies continues to grow.

      We have established strategic partnerships with a number of leading pharmaceutical and biotechnology companies to leverage our strengths and to gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide us with research funding and milestone payments, along with royalty payments as products are developed and commercialized. We also are entitled to certain co-promotion, co-development, revenue sharing and other product rights.

      We have not received any product sales revenue or royalties from product sales and do not anticipate revenues from product sales or from royalties on product sales in the next several years. To date, all of our revenue relates to payments made under our collaboration agreements with GlaxoSmithKline and, to a lesser extent, other agreements. The GlaxoSmithKline collaboration agreement and many of our other collaboration agreements expired in 2001 and will only generate additional milestone and royalty payments if our collaborators successfully develop drugs based on our technology. We may not receive any of these payments and may not be able to enter into additional collaboration agreements.

      We expect that our revenue or income sources for at least the next several years may be limited to interest income, payments under various collaboration agreements to the extent milestones are met, payments from the sale of product rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on preclinical and clinical trials required for the development of therapeutic protein, antibody and fusion protein product candidates. As a result, we expect to incur continued and increasing losses over the next several years unless we are able to realize additional revenues under existing or new collaboration agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Critical Accounting Policies and the Use of Estimates

      A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Critical Accounting Policies and the Use of Estimates (continued)

      We currently believe the following accounting policies to be critical:

      We carry our cash, cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses at their respective fair values. We periodically monitor these fair values to determine if impairment write-downs are required. Because we may determine that market or business conditions may lead us to sell a short-term investment prior to maturity, we classify our short-term investments as “available-for-sale”. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. If we held investments that were classified as “held-to-maturity” securities, these would be carried at amortized cost rather than at fair market value. If we held investments that were classified as “trading” securities, these would be carried at fair market value, with a corresponding adjustment to earnings for any change in fair market value.

      Our other assets include deferred financing costs relating to our convertible subordinated notes. We are amortizing these costs over the life of the notes and, in the event the notes are converted to equity, we would reclassify the unamortized deferred financing costs to equity. In the event the notes are repurchased, we would net the unamortized deferred financing costs with any gain or loss recognized on the extinguishment of this debt.

      We lease various real properties under operating leases that generally require us to pay taxes, insurance and maintenance. Two of our operating leases are commonly referred to as “synthetic leases”. A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset to the lessee. Under these leases, we provide a residual value guarantee which guarantees the lessor that the residual value of the leased assets will be at least equal to a specified amount at lease termination. We have determined that the entities that own the properties have sufficient substance such that they can be treated as unrelated entities to us and, accordingly, do not require consolidation into our financial statements. Further, we have determined that the terms of the property leases qualify them as operating leases under generally accepted accounting principles. Accordingly, these synthetic leases are treated as operating leases for accounting purposes and capital leases for tax purposes. Changes in the equity participation of the third parties or our obligations under the agreements could affect the classification of these leases from operating to capital. In that event, we would include both the cost and debt associated with the properties on our consolidated balance sheet. We are currently evaluating the impact of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and potential changes to the ownership or lease structures of these real properties on our accounting treatment. We are exploring a restructuring of these operating lease arrangements in which the lessor would be considered a variable interest entity under FIN 46. If the lessors were determined to be variable interest entities, it is likely that FIN 46 would require us to consolidate them when FIN 46 is adopted.

      We recognize revenue from non-refundable upfront license fees where we have a continuing obligation to provide access to our technology ratably over the period of obligation in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). We recognize deferred revenues related to these obligations on a straight-line basis over the life of the obligation. Our revenues with Transgene are being recognized on a straight-line basis over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene.

      Revenue associated with performance milestones is recognized based on the achievement of the milestones, as defined in the applicable agreement.

      Research and development expenses primarily include related salaries, outside services, materials and supplies, and allocated facility costs. Such costs are charged to research and development expense as incurred. Our drug development expenses include accruals for clinical site and clinical research organization costs. We make estimates of the costs incurred to date but not yet invoiced in relation to clinical site costs and clinical research organization (“CRO”) costs. We analyze the progress of the clinical trials, including levels of patient

Critical Accounting Policies and the Use of Estimates (continued)

enrollment, invoices received and contracted costs, when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ significantly from those estimates under different assumptions.

      We have stock option plans under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. We account for our stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted at fair market value, we recognize no compensation expense at the time of the grant in accordance with APB No. 25. If we were to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we would recognize compensation expense based upon the fair value at the grant date for awards under the plans using the fair value method. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We have provided pro forma disclosures in the notes to our consolidated financial statements of our net loss and net loss per share as if we used the fair value method. We account for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services.

Results of Operations

          Years Ended December 31, 2002 and 2001

      Revenues. We had revenues of $3.6 million and $12.8 million for the years ended December 31, 2002 and December 31, 2001, respectively. The 2002 revenues consisted of the recognition of $2.6 million from our collaboration with Transgene and $1.0 million in a milestone payment from GlaxoSmithKline. The 2001 revenues consisted of the recognition of $9.2 million in license fees and additional payments from collaborations with Schering-Plough, Sanofi-Synthelabo, and Merck KGaA, substantially all of which was due to the implementation of SAB 101, retroactive to January 1, 2000, the recognition of $2.6 million from our collaboration with Transgene and $1.0 million in a milestone payment from GlaxoSmithKline.

      Expenses. Research and development expenses increased to $191.2 million for the year ended December 31, 2002 from $146.3 million for the year ended December 31, 2001, excluding the $14.2 million charge for construction design changes in 2002. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on preclinical and clinical trials required for the development of our protein, antibody and fusion product candidates.

      We track our research and development expenditures by type of cost incurred — discovery, drug development, manufacturing and clinical development costs.

      Our discovery costs increased to $45.9 million for the year ended December 31, 2002 from $36.8 million for the year ended December 31, 2001. This increase is due primarily to increased costs in antibody development related to collaboration payments made to Cambridge Antibody Technology along with the expense recognition of the remaining prepaid license fees to Dyax Corporation.

      Our drug development costs increased to $53.7 million for the year ended December 31, 2002 from $48.0 million for the year ended December 31, 2001. This increase is due primarily to increased toxicology activity, where we are conducting studies to support our investigational new drug filings that were made or will be made in the future.

      Our manufacturing costs increased to $56.7 million for the year ended December 31, 2002 from $38.1 million for the year ended December 31, 2001. This increase is due to the increased production activities

Results of Operations (continued)

          Years Ended December 31, 2002 and 2001 (continued)

within our process development and manufacturing facilities needed to support our increased clinical activities.

      Our clinical development costs increased to $34.9 million for the year ended December 31, 2002 from $23.4 million for the year ended December 31, 2001. This increase is due primarily to the cost of continuing ongoing trials from 2001 along with the cost of filing, initiating and sustaining new trials that began in 2002. We had eight drugs in clinical trials ongoing as of December 31, 2002 compared to seven drugs in clinical trials ongoing as of December 31, 2001.

      The charge for construction design changes of $14.2 million for the year ended December 31, 2002 relates to our decision to modify the initial design of the large scale manufacturing facility. See Note J, Commitments and Other Matters, for additional discussion.

      General and administrative expenses increased to $44.2 million for the year ended December 31, 2002 from $38.7 million for the year ended December 31, 2001 to support the increase in our development activities. The increase also resulted from increased legal expenses associated with filing and prosecuting a larger number of patent applications relating to genes and proteins we discovered, along with increased recruiting and relocation expenses.

      Interest income decreased to $82.2 million for the year ended December 31, 2002 from $105.9 million for the year ended December 31, 2001, due to lower average cash and short-term investment balances and reduced yield due to declining interest rates. The yield on our investments was 5.2% for the year ended December 31, 2002, as compared to 6.1% for the year ended December 31, 2001. Our average cash balance decreased during 2002 as a result of our net loss and capital expenditures in 2002. Interest expense decreased for the year ended December 31, 2002 in comparison to the year ended December 31, 2001, due primarily to a reduction in the average debt balance as a result of the conversion to equity of $28.6 million of convertible notes during 2001.

      The charge for impaired investment of $32.2 million for the year ended December 31, 2002 relates to the reduction made to the carrying value in our equity investment in Cambridge Antibody Technology (“CAT”). During the third quarter of 2002, we reduced the carrying value of this investment to $13.0 million from $45.2 million due to the significant reduction in market value of CAT’s shares that we believe may not be temporary. The charge for impaired investment of $22.3 million for the year ended December 31, 2001 relates to the reduction made to the carrying value in our equity investment in Transgene. We reduced the carrying value of this investment to $3.4 million from $25.7 million due to an impairment that we deemed to be other-than-temporary. See Note D of the Notes to Consolidated Financial Statements for additional discussion.

      Debt conversion expenses of $3.9 million for the year ended December 31, 2001 relate primarily to the conversion of $25.0 million aggregate principal of 5% convertible subordinated notes due 2007 into equity. See Note I of the Notes to Consolidated Financial Statements for additional discussion.

      Net Income (Loss). We recorded a net loss of $219.7 million, or $1.71 per share, for the year ended December 31, 2002, compared to a net loss of $117.2 million, or $0.92 per share, for the year ended December 31, 2001. The increased loss for 2002 compared to 2001 reflects charges for increased impairment of investments and construction design changes, increased manufacturing operations, increased investment in the discovery and development of our drug candidates, reduced net interest income, increased general and administrative activities and reduced revenue. Excluding the charge for construction design changes incurred in 2002, the charges for impaired investments incurred in 2002 and 2001, and the charge for debt conversion expenses for 2001, our net loss would have been $173.3 million, or $1.35 per share, for the year ended December 31, 2002, compared to $90.9 million, or $0.72 per share, for the year ended December 31, 2001.

Results of Operations (continued)

          Years Ended December 31, 2001 and 2000

      Revenues. We had revenues of $12.8 million and $22.1 million for the years ended December 31, 2001 and December 31, 2000, respectively. The 2001 revenue consisted of the recognition of $9.2 million in license fees and additional payments from collaborations with Schering-Plough, Sanofi-Synthelabo, and Merck KGaA, substantially all of which was due to SAB 101, the recognition of $2.6 million from the collaboration with Transgene and $1.0 million in a milestone payment from GlaxoSmithKline. The 2000 revenue consisted of $18.5 million in license fees and additional payments from collaborations with Schering-Plough, Sanofi-Synthelabo, and Merck KGaA, the recognition of $2.6 million from the collaboration with Transgene and $1.0 million in license revenue from MedImmune.

      Expenses. Research and development expenses increased to $146.3 million for the year ended December 31, 2001 from $91.5 million for the year ended December 31, 2000, excluding the $134.1 million charge for Purchased in-process research and development in 2000.

      Our discovery costs increased to $36.8 million for the year ended December 31, 2001 from $27.5 million for the year ended December 31, 2000. This increase is due primarily to expanded activities in the area of antibody development, including increased outside collaboration costs and milestone payments.

      Our drug development costs increased to $48.0 million for the year ended December 31, 2001 from $40.7 million for the year ended December 31, 2000. This increase is due primarily to expanded activities, including toxicology studies, needed to support our investigational new drug filings that were made or will be made in the future.

      Our manufacturing costs increased to $38.1 million for the year ended December 31, 2001 from $13.7 million for the year ended December 31, 2000. This increase is due to the increased production activities within our process development and manufacturing facilities needed to support our increased clinical activities.

      Our clinical development costs increased to $23.4 million for the year ended December 31, 2001 from $9.6 million for the year ended December 31, 2000. This increase is due primarily to the cost of continuing ongoing trials from 2000 along with the cost of filing, initiating and sustaining new trials that began in 2001. We had seven drugs in clinical trials ongoing as of December 31, 2001 compared to four drugs in clinical trials ongoing as of December 31, 2000.

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

      Interest income was $105.9 million for the year ended December 31, 2001, compared to $62.2 million for the year ended December 31, 2000, due to higher average cash and short-term investment balances. While we had higher average cash balances, the yield on our investments was 6.1% for the year ended December 31, 2001 as compared to 6.7% for the year ended December 31, 2000. Our average cash balance decreased during 2001 as a result of our net loss and capital expenditures in 2001, partially offset by proceeds from the issuance of stock pursuant to our stock option and employee stock purchase plans. Interest expense increased for the year ended December 31, 2001 in comparison to the year ended December 31, 2000 due primarily to a full year of interest expense in 2001 relating to the issuance of $525.0 million of convertible subordinated notes during the first quarter of 2000 partially offset by a reduction in interest expense associated with previously-issued convertible subordinated notes that were converted to equity during the first quarter of 2000.

Results of Operations (continued)

          Years Ended December 31, 2001 and 2000 (continued)

      The charge for impaired investment of $22.3 million for the year ended December 31, 2001 relates to the reduction made to the carrying value in our equity investment in Transgene. We reduced the carrying value of this investment to $3.4 million from $25.7 million due to an impairment that we deemed to be other-than-temporary. See Note D of the Notes to Consolidated Financial Statements for additional discussion.

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

      Net Income (Loss). We recorded a net loss of $117.2 million, or $0.92 per share, for the year ended December 31, 2001, compared to a net loss of $243.8 million, or $2.20 per share, for the year ended December 31, 2000. The decreased loss for 2001 compared to 2000 reflects the absence of Purchased in-process research and development expense of $134.1 million, or $1.21 per share, reduction of debt conversion expenses, an increase in net interest income and the result of the cumulative effect of a change in accounting principle recognized in 2000, partially offset by the charge for impaired investment, decreased revenue and the increase in manufacturing operations, increased investment in the discovery and development of our drug candidates, and increased general and administrative activities. Excluding the charge for impaired investment incurred in 2001, the charges for debt conversion expenses for both 2001 and 2000, the Purchased in-process research and development and the cumulative effect of a change in accounting principle incurred in 2000, our net loss would have been $90.9 million, or $0.72 per share, for the year ended December 31, 2001, compared to $50.7 million, or $0.46 per share, for the year ended December 31, 2000.

Liquidity and Capital Resources

      We had working capital of $1.25 billion at December 31, 2002 as compared to $1.51 billion at December 31, 2001. The decrease in working capital is due to our net loss and capital expenditures, along with an increase in our restricted investments. Our restricted investments totaled approximately $205.4 million and $144.9 million at December 31, 2002 and 2001, respectively. If the full amount of $450.0 million of lease financing is used for construction activities and our other collateral obligations remain in place, our restricted investments would increase to approximately $541.0 million by 2005. However, we have announced that we are redesigning and reducing the size of the proposed large scale manufacturing facility. We currently believe our restricted investments upon completion of the projects may be reduced as a result of this redesign and the possible restructuring of the lease financings. We will be required to maintain this collateral in the form of restricted investments until 2008, at which time all or a portion of the collateral may be used to satisfy our residual value guarantees under the leases or to exercise our options to acquire the related properties. As a result, this increase in restricted investments will reduce our working capital.

      We expect to continue to incur substantial expenses relating to our research and development efforts. Such expenses are expected to increase relative to historical levels as we focus on preclinical and clinical trials

Liquidity and Capital Resources (continued)

required for the development of an increasing number of therapeutic protein, antibody and fusion protein product candidates. At December 31, 2002, we had outstanding commitments for construction and equipment purchases totaling approximately $10.1 million.

      The amounts of expenditures that will be needed to carry out our business plans are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We are proceeding with numerous clinical trials. We have several Phase 1 and Phase 2 trials underway and expect to initiate additional trials in the future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase 1, Phase 2 and Phase 3 trials could span one year, one to two years and two to four years, respectively. The duration and cost of our clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial.

      We identify our potential drug candidates by conducting numerous preclinical studies. We may conduct multiple clinical trials to cover a variety of indications for each drug candidate. Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates.

      We are advancing many drug candidates, including therapeutic proteins, antibodies and albumin fusion proteins, in part to diversify the risks associated with our research and development spending. In addition, our manufacturing plants have been designed to enable multi-product manufacturing capability. Accordingly, we believe our future financial commitments, including those for preclinical, clinical or manufacturing activities, are not substantially dependent on any single drug candidate. Should we be unable to sustain a multi-product drug pipeline, our dependence on the success of one or a few drug candidates would increase.

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

      In addition, part of our business plan includes collaborating with others. For example, GlaxoSmithKline (“GSK”) is developing three products discovered by GSK as part of our collaboration with them. We have no control over the progress of GSK’s development plans. While we have received payments of $2.0 million from GSK in connection with development milestones met by GSK during 2002 and 2001, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.

      Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds and interest income will be sufficient to fund our operations for the next several years. Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs (including our discovery and development activities), the magnitude of those programs, the ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

      Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position, including the restructure of our outstanding lease

Liquidity and Capital Resources (continued)

obligations in order to reduce our restricted investments and the repurchase or restructure of some or all of our outstanding convertible debt instruments.

      Our future liquidity and capital resources will be affected by our contractual obligations. These obligations as of December 31, 2002 are summarized below:

	Payments Due by Period
	(dollars in millions)

		One		Four to	After
		year	Two to	five	five
	Total	or less	three years	years	years
Contractual Obligations

Long-term debt	$503.5	$0.5	$—	$503.0	$—
Capital lease obligation	0.5	0.2	0.3	—	—
Operating leases	111.5	10.5	19.3	16.1	65.6
Operating leases with residual value guarantees (1) (2)	60.6	5.2	18.8	25.3	11.3
Unconditional purchase obligations (3)	10.4	10.4	—	—	—
Long-term collaboration obligations (4)	—	—	—	—	—

Total contractual cash obligations (5)	$686.5	$26.8	$38.4	$544.4	$76.9

(1)	Certain of our current or future lease payments are based upon currently applicable interest rates. See additional discussion of these facility leases below.

(2)	Certain of our operating leases contain residual value guarantees relating to two facility leases described below.

(3)	Our unconditional purchase obligations relate primarily to commitments for capital expenditures, consisting primarily of laboratory space build-out and equipment.

(4)	Because we cannot forecast with any degree of certainty whether any of our current collaborations will require us to make future milestone or royalty payments, we have excluded these amounts from the above table.

(5)	For additional discussion of our debt obligations and lease commitments, see Notes I and J of the Notes to the Consolidated Financial Statements.

      During 2001, we entered into two seven-year lease agreements (the “October 2001 lease” and the “November 2001 lease”) relating to research, manufacturing, and administrative space either acquired or under construction by two trusts controlled by third parties established solely for that purpose. None of our directors, officers or employees has any financial interest with regard to these lease arrangements or with any of the trusts used in these arrangements. As part of these agreements, we are required to maintain collateral, in the form of restricted investments, in amounts equal to 100% of the financed project cost for the duration of the leases.

      Under these lease agreements, which we have accounted for as operating leases, we have the option to purchase the properties, during and at the end of the lease terms, at an aggregate amount of approximately $526.0 million. Alternatively, we can cause the properties to be sold to third parties. We are contingently liable for the residual value guarantee associated with each property in the event the net sale proceeds are less than the original financed costs of the facilities. The residual value guarantee for the October 2001 lease and the November 2001 lease is approximately $64.6 million and $394.8 million, respectively, assuming the full amount of the financings is used for construction activities. However, with respect to the November 2001 lease, we are currently modifying the design of the large-scale manufacturing facility, based on an assessment of production requirements for products currently in clinical development. The modified design will likely result in a reduction in the total cost of the facility and the residual value guarantee. As a result of the planned redesign, during 2002 we recorded an expense of $14.2 million associated with the previous facility design.

Liquidity and Capital Resources (continued)

      The October 2001 lease relates to a research and development complex adjacent to our current corporate campus. We are leasing this property for seven years from a trust established solely for this purpose by Allfirst Bank. The trust is leasing the property from the Maryland Economic Development Corporation (“MEDCO”), which is the owner of the property. The cost of the existing property along with a building currently under construction is approximately $76.0 million. We are required to maintain collateral in the form of marketable securities equal to 100% of the financed project cost with the lending institution for the duration of the lease. The rent under this lease is fixed. As of December 31, 2002, the weighted-average interest rate was approximately 4.3%.

      We have a residual value guarantee of 85% of the total financed cost under the October 2001 lease at lease termination. In the event of our default, we are responsible for 100% of the total financed cost of the project. Although the trust is responsible for servicing and repaying the debt and equity financings to various parties, we have made the residual value guarantee to the trust. This trust was established solely for this one lease. In the event the trust defaults to the lender or in the event the trust is terminated, we have the right to cure the default or exercise our option to acquire the property. At any time during the lease term, we have the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts.

      The November 2001 lease relates to the construction of our research and development and administrative main campus and a large-scale manufacturing facility. We will lease these properties for approximately five years, following an estimated two-year construction period, from a trust established solely for this purpose by BancBoston Leasing Investment, Inc. and First Union National Bank, now part of Wachovia Bank, National Association. The trust has entered into agreements with BancBoston and Wachovia to provide financing for construction of the properties in the aggregate amount of $450.0 million. We are required to maintain collateral in the form of marketable securities equal to 100% of the financed project cost with the lending institutions for the duration of the lease. The rent under these leases is currently based on a floating interest rate, but the trust can lock in a fixed interest rate at any time at our request. To the extent the trust does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. At December 31, 2002, the floating interest rate based primarily on short-term commercial paper was approximately 1.4%.

      We have retained ownership of the land for the main campus component of this project. We have entered into a ground lease with the trust for the land at fair market value rates. Thereafter, rent will be reduced to a nominal amount. We are recording these lease payments on our balance sheet as deferred rental income over the two-year construction period and then we will amortize this deferral over the remaining term (approximately five years).

      We have a residual value guarantee of 87.74% of the total financed cost under the November 2001 lease at lease termination. In the event of default, we are responsible for 100% of the total financed cost of the project. During the construction period, we have a residual value guarantee of 89.9% of the financed cost incurred. Although the trust is responsible for servicing and repaying the debt and equity financings to various parties, we have made the residual value guarantee to the trust. This trust was established solely for this one lease. In the event the trust defaults to the lender or in the event the trust is terminated, we have the right to cure the default or exercise our option to acquire the property. At any time during the lease term, we have the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts.

      There are no recourse provisions under either the October 2001 or November 2001 lease that would enable us to recover from third parties any of the amounts paid under the guarantees. We have set aside collateral in the form of restricted investments sufficient to satisfy all obligations under the guarantees. In addition, we have the right to cause the sale of the properties covered by the leases and may recover all or a portion of the money paid under the guarantees.

Liquidity and Capital Resources (continued)

      Our commitments and their expiration dates are as follows:

Amount of Commitment Expiration per Period
(dollars in millions)

Other Commercial Commitments		One		Four to	After
	Total Amounts	year	Two to	five	five
	Committed	or less	three years	years	years

Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—
Guarantee — October 2001 lease (1)	64.6	—	—	—	64.6
Guarantee — November 2001 lease (2)	100.3	—	—	—	100.3
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$164.9	$—	$—	$—	$164.9

(1)	The guarantee of 85.0% included above is based upon the loaned amount of $76.0 million as of December 31, 2002.

(2)	The construction-period guarantee of 89.9% included above is based upon a financed cost incurred of approximately $111.6 million as of December 31, 2002. Our post-construction guarantee will be 87.74% of financed project costs and will increase to approximately $394.8 million if we reach the full $450.0 million financed cost of the project at the end of the construction period. However, we are currently modifying the design of the large-scale manufacturing facility. The modified design will likely result in a reduction in the total cost of the facility and the residual value guarantee.

      As of December 31, 2002, we had net operating loss carry forwards for federal income tax purposes of approximately $657.9 million, which expire, if unused, by the year 2022. We also have available research and development tax credit and other tax credit carry forwards of approximately $27.3 million, the majority of which will expire, if unused, by the year 2022.

      Our funds may be invested in U.S. Treasuries, government agency obligations, high grade debt securities and various money market instruments rated “A” or better. Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with planned facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 17 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents and short-term and restricted investments by approximately $21.0 million, or approximately 1.4% of the aggregate fair value of $1.49 billion, at December 31, 2002. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of December 31, 2002. We believe that any market change related to our investment securities held as of December 31, 2002 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

      As of December 31, 2002, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology (“CAT”) and Ciphergen were approximately $2.9 million, $11.4 million and $0.8 million, respectively. Our investments in Transgene and Ciphergen are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

      In 2002, we reduced the carrying value of our equity investment in CAT to $13.0 million from $45.2 million due to an impairment of the value of the investment that we deemed to be other-than-temporary. See Note D of the Notes to Consolidated Financial Statements for additional discussion.

      In 2001, we reduced the carrying value of our equity investment in Transgene to $3.4 million from $25.7 million due to an impairment of the value of the investment that we deemed to be other-than-temporary. See Note D of the Notes to Consolidated Financial Statements for additional discussion.

      The facility leases we entered into during 2001 require us to maintain minimum levels of restricted investments as collateral for these facilities. By 2005, our maximum restricted investments for these leases could be approximately $526.0 million. However, our restricted investments under these leases could be lower in light of design changes currently under consideration for our large-scale manufacturing facility, which may reduce the cost of the facility. We are also required to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in both a rising or declining interest rate environment.

      The rent under the November 2001 lease is based on a floating interest rate. We can direct the trust, which owns the facilities and leases them to us, to lock in a fixed interest rate. As of December 31, 2002, such a fixed rate for six years would be approximately 3.4% compared to the floating rate as of December 31, 2002 of approximately 1.4%. If interest rates increase, our rent obligations would also increase, which would adversely affect our operating expenses.

      In December 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”), that will manage our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities will be denominated primarily in euros, we believe the foreign currency fluctuation risks for 2003 to be immaterial to our operations as a whole.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is set forth on pages F-1 – F-34.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2003 Proxy Statement”).

ITEM 11.     EXECUTIVE COMPENSATION

      We incorporate herein by reference the information concerning executive compensation to be contained in the 2003 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2003 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2003 Proxy Statement.

ITEM 14.	CONTROLS AND PROCEDURES

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

(a) The following documents are filed as part of this Annual Report:

(1) Index to Consolidated Financial Statements

(2) Financial Statement Schedules

      Financial statement schedules are omitted because they are not required.

(3) Exhibits

Exhibit No.

3.1*	Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993, Exhibit 3.3 to the Form 10-K for the fiscal year ended December 31, 1997, Exhibit 3.1 to the Form 8-K filed December 16, 1999 and Exhibit 3.1 to the Form 10-Q filed July 31, 2001).
3.2*	By-laws of the Registrant (Filed as Exhibit 3.2 to the Registrant’s Form 10-Q filed August 3, 2000).
4.1*	Form of Common Stock certificate. (Filed as Exhibit 4.1 to the Registrant’s Form S-3 Registration Statement, as amended (Commission File No. 333-45272), filed September 6, 2000).
4.2*	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of May 20, 1998 (Filed as Exhibit 4 to the Registrant’s Form 8-K filed May 28, 1998.)
4.3*	Indenture dated as of June 25, 1999 between the Registrant and The Bank of New York, as trustee, including the form of 5 1/2% Convertible Subordinated Notes due 2006 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed June 28, 1999).
4.4*	Indenture dated as of February 1, 2000 between the Registrant and The Bank of New York, as trustee, including the form of 5% Convertible Subordinated Notes due 2007 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed February 2, 2000).
4.5*	Indenture dated as of March 10, 2000 between the Registrant and The Bank of New York, as trustee, including the form of 3 3/4% Convertible Subordinated Notes due 2007 (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed March 13, 2000).
10.1*	Stock Purchase and Restriction Agreement, dated December 31, 1992, between the Registrant and William A. Haseltine, Ph.D. (Filed as Exhibit 10.15 to the Registrant’s Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).
10.2*	Employment Agreement, dated February 25, 1997, with William A. Haseltine, Ph.D. (Filed as Exhibit 10.44 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996).

Exhibit No.

10.3*	Restricted Stock Purchase Agreement, dated May 18, 1993, between the Registrant and William A. Haseltine, Ph.D. (Filed as Exhibit 10.24 to the Registrant’s Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).
10.4*	Promissory Note, dated March 4, 1994, given by William A. Haseltine, Ph.D. to the Registrant (Filed as Exhibit 10.58 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993).
10.5*	First Along to Promissory Note, dated December 16, 1994, given by William A. Haseltine, Ph.D. to the Registrant (Filed as Exhibit 10.65 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994).
10.6*	Pledge Agreement, dated March 4, 1994, between William A. Haseltine, Ph.D. and Registrant (Filed as Exhibit 10.59 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993).
10.7*	First Amendment to Pledge Agreement, dated December 16, 1994, between William A. Haseltine, Ph.D. and Registrant (Filed as Exhibit 10.67 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994).
10.8*	Employment Agreement, dated October 1992, with Craig A. Rosen, Ph.D. (Filed as Exhibit 10.17 to the Registrant’s Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).
10.9*	Restricted Stock Purchase Agreement, dated April 21, 1993, between the Registrant and Craig A. Rosen, Ph.D. (Filed as Exhibit 10.22 to the Registrant’s Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).
10.10*	2000 Stock Incentive Plan (Filed as Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2001).
10.11*	Principia Pharmaceutical Corporation 1999 Equity Compensation Plan (Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8, File No. 333-46298, filed September 21, 2000).
10.12*	2000 Employee Stock Purchase Plan (Filed as Exhibit B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2000).
10.13*	$4,000,000 Maryland Industrial Development Financing Authority Taxable Variable Rate Demand Economic Development Revenue Bonds dated December 21, 1994 (Filed as Exhibit 10.90 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994).
10.14*	Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc., dated December 1, 1997 (Filed as Exhibit 10.67 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997).
10.15*	Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc. dated December 1, 1999 (Filed as Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999).
10.16*	Participation Agreement between Human Genome Sciences, Inc., Genome Statutory Trust 2001A, Wells Fargo Bank Northwest, N.A., BancBoston Leasing Investments Inc., First Union National Bank and the other parties named therein dated November 7, 2001 (Filed as Exhibit 10.16 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.17*	Appendix A to Participation Agreement dated November 7, 2001 (Filed as Exhibit 10.17 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.18*	Lease Agreement between Genome Statutory Trust 2001A and Human Genome Sciences, Inc. dated November 7, 2001 (Filed as Exhibit 10.18 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.19*	Construction Agency Agreement between Genome Statutory Trust 2001A and Human Genome Sciences, Inc. dated November 7, 2001 (Filed as Exhibit 10.19 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).

Exhibit No.

10.20*	Security Agreement between Eagle Funding Capital Corporation, Fleet Securities, Inc., Fleet National Bank, First Union National Bank, BancBoston Leasing Investments Inc., Genome Statutory Trust 2001A and Human Genome Sciences, Inc. dated November 7, 2001 (Filed as Exhibit 10.20 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.21*	Fleet National Bank Liquid Collateral Agreement between Human Genome Sciences, Inc., Genome Statutory Trust 2001A, Fleet National Bank and the other parties identified therein. An identical Liquid Collateral Agreement was entered into between First Union National Bank, Human Genome Sciences, Inc., Genome Statutory Trust 2001A and the other parties identified therein (Filed as Exhibit 10.21 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.22*	Lease Agreement between Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated October 25, 2001 (Filed as Exhibit 10.22 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.23*	Cash Collateral Pledge Agreement between Human Genome Sciences, Inc., Allfirst Bank and Allfirst Trust Company National Association dated October 25, 2001 (Filed as Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.24*	Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001 (Filed as Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.25*	Amendment No. 1 dated March 29, 2002 to Lease Agreement between Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated October 25, 2001 (Filed as Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.26*	Amendment No. 1 dated March 29, 2002 to Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001 (Filed as Exhibit 10.26 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.27	Amendment No. 1 dated July 19, 2002 to Participation Agreement between Human Genome Sciences, Inc., Genome Statutory Trust 2001A, Wells Fargo Bank Northwest, N.A., BancBoston Leasing Investments Inc., Wachovia Bank, National Association and the other parties named therein dated November 7, 2001.
10.28	Amendment No. 2 dated December 31, 2002 to Participation Agreement between Human Genome Sciences, Inc., Genome Statutory Trust 2001A, Wells Fargo Bank Northwest, N.A., BancBoston Leasing Investments Inc., Wachovia Bank, National Association and the other parties named therein dated November 7, 2001.
12.1	Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

(b) Reports on Form 8-K

           None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

BY:	/s/ William A. Haseltine, Ph.D.

William A. Haseltine, Ph.D. Chairman and Chief Executive Officer

Dated: March 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ William A. Haseltine, Ph.D. William A. Haseltine, Ph.D.	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 26, 2003

/s/ Craig A. Rosen, Ph.D. Craig A. Rosen, Ph.D.	President, Research and Development and Director	March 26, 2003

/s/ Steven C. Mayer Steven C. Mayer	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 26, 2003

/s/ Richard J. Danzig Richard J. Danzig	Director	March 26, 2003

/s/ Jürgen Drews, M.D. Jürgen Drews, M.D.	Director	March 26, 2003

/s/ Richard C. Holbrooke Richard C. Holbrooke	Director	March 26, 2003

/s/ Robert Hormats Robert Hormats	Director	March 26, 2003

/s/ Argeris N. Karabelas, Ph.D. Argeris N. Karabelas, Ph.D.	Director	March 26, 2003

/s/ Max Link, Ph.D. Max Link, Ph.D.	Director	March 26, 2003

/s/ Alan G. Spoon Alan G. Spoon	Director	March 26, 2003

Signature	Title	Date

/s/ Laura D’Andrea Tyson, Ph.D. Laura D’Andrea Tyson, Ph.D.	Director	March 26, 2003

/s/ James Barnes Wyngaarden, M.D. James Barnes Wyngaarden, M.D.	Director	March 26, 2003

CERTIFICATIONS

I, William A. Haseltine, Ph.D., certify that:

1. I have reviewed this annual report on Form 10-K of Human Genome Sciences, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ William A. Haseltine, Ph.D.

William A. Haseltine, Ph.D.
Chairman and Chief Executive Officer

I, Steven C. Mayer, certify that:

1. I have reviewed this annual report on Form 10-K of Human Genome Sciences, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Steven C. Mayer

Steven C. Mayer
Senior Vice President and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

Human Genome Sciences, Inc.
Rockville, Maryland

      We have audited the accompanying consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Human Genome Sciences, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note B of Notes to Consolidated Financial Statements, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

/s/ Ernst & Young LLP

McLean, Virginia

February 6, 2003

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(dollars in thousands, except
	share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$25,205	$88,319
Short-term investments	1,261,183	1,456,091
Prepaid expenses and other current assets	10,528	3,988

Total current assets	1,296,916	1,548,398
Long-term investments	15,071	43,824
Property, plant and equipment (net of accumulated depreciation and amortization)	126,437	101,282
Restricted investments	205,352	144,901
Other assets	18,411	26,599

TOTAL ASSETS	$1,662,187	$1,865,004

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$448	$444
Current portion of capital lease obligation	241	241
Accounts payable and accrued expenses	34,570	32,915
Accrued payroll and related taxes	7,911	5,600
Deferred revenues	2,568	2,568

Total current liabilities	45,738	41,768
Long-term debt, net of current portion	503,020	503,468
Capital lease obligation, net of current portion	261	502
Deferred revenues	10,271	12,839
Other liabilities	2,344	1,964

Total liabilities	561,634	560,541

Stockholders’ equity:
Preferred stock — $0.01 par value; shares authorized — 20,000,000; no shares issued	—	—
Common stock — $0.01 par value; shares authorized — 400,000,000; shares issued 128,850,551 and 128,278,407 at December 31, 2002 and 2001, respectively	1,289	1,283
Additional paid-in capital	1,757,685	1,753,235
Unearned portion of compensatory stock options	(229)	(294)
Accumulated other comprehensive income (loss)	43,355	32,070
Retained deficit	(701,547)	(481,831)

Total stockholders’ equity	1,100,553	1,304,463

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,662,187	$1,865,004

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(dollars in thousands, except share and per share amounts)
Revenue — research and development collaborative contracts	$3,568	$12,818	$22,068

Costs and expenses:
Research and development:
Direct expenditures	191,162	146,276	91,456
Charge for construction design changes	14,238	—	—
Purchased in-process research and development	—	—	134,050

Total research and development	205,400	146,276	225,506
General and administrative	44,175	38,714	27,083

Total costs and expenses	249,575	184,990	252,589

Income (loss) from operations	(246,007)	(172,172)	(230,521)
Interest income	82,195	105,866	62,235
Interest expense	(23,746)	(24,638)	(22,088)
Charge for impaired investments	(32,158)	(22,314)	—
Debt conversion expenses	—	(3,894)	(50,818)
Other income	—	—	5,861

Income (loss) before taxes and cumulative effect of change in accounting principle	(219,716)	(117,152)	(235,331)
Provision for income taxes	—	—	225

Income (loss) before cumulative effect of change in accounting principle	(219,716)	(117,152)	(235,556)
Cumulative effect of change in accounting principle	—	—	(8,250)

Net income (loss)	$(219,716)	$(117,152)	$(243,806)

Basic and diluted net income (loss) per share:
Before cumulative effect of change in accounting principle	$(1.71)	$(0.92)	$(2.12)
Cumulative effect of change in accounting principle	—	—	(0.08)

Basic and diluted net income (loss) per share	$(1.71)	$(0.92)	$(2.20)

Weighted average shares outstanding, basic and diluted	128,591,153	126,990,788	110,929,292

Pro forma amounts assuming the accounting change is applied retroactively:
Net income (loss)			$(235,556)

Net income (loss) per share, basic and diluted			$(2.12)

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

					Accumulated
				Unearned	Other
	Common Stock		Additional	Portion of	Comprehensive	Retained
			Paid-In	Compensatory	Income	Earnings
	Shares	Amount	Capital	Stock Options	(Loss)	(Deficit)	Total

Balance — December 31, 1999	93,314,256	$933	$299,324	$(335)	$(9,981)	$(120,873)	$169,068

Comprehensive income (loss):
Net loss	—	—	—	—	—	(243,806)	(243,806)
Unrealized gain on investments	—	—	—	—	38,171	—	38,171

Comprehensive income (loss)							(205,635)
Issuance of common stock pursuant to the public offering (net of expenses)	12,650,000	127	912,531	—	—	—	912,658
Issuance of common stock pursuant to conversion of convertible subordinated notes	15,158,568	151	328,197	—	—	—	328,348
Issuance of common stock pursuant to acquisition of Principal Pharmaceutical Corporation	1,582,204	16	134,752	—	—	—	134,768
Exercises relating to employee stock option plan	2,480,240	25	23,506	—	—	—	23,531
Warrants exercised	7,276	—	1	—	—	—	1
Compensatory stock options issued	—	—	73	(73)	—	—	—
Compensatory stock options earned	—	—	—	216	—	—	216

Balance — December 31, 2000	125,192,544	1,252	1,698,384	(192)	28,190	(364,679)	1,362,955

Comprehensive income (loss):
Net loss	—	—	—	—	—	(117,152)	(117,152)
Unrealized gain on investments	—	—	—	—	3,880	—	3,880

Comprehensive income (loss)							(113,272)
Issuance of common stock pursuant to conversion of convertible subordinated notes	782,167	8	32,153	—	—	—	32,161
Exercises of 2,284,752 and 18,944 options relating to employee stock option and stock purchase plans, respectively	2,303,696	23	22,371	—	—	—	22,394
Compensatory stock options issued	—	—	327	(327)	—	—	—
Compensatory stock options earned	—	—	—	225	—	—	225

Balance — December 31, 2001	128,278,407	1,283	1,753,235	(294)	32,070	(481,831)	1,304,463

Comprehensive income (loss):
Net loss	—	—	—	—	—	(219,716)	(219,716)
Unrealized gain on investments	—	—	—	—	11,285	—	11,285

Comprehensive income (loss)							(208,431)
Exercises of 495,207 and 76,937 options relating to employee stock option and stock purchase plans, respectively	572,144	6	4,250	—	—	—	4,256
Compensatory stock options issued	—	—	200	(200)	—	—	—
Compensatory stock options earned	—	—	—	265	—	—	265

Balance — December 31, 2002	128,850,551	$1,289	$1,757,685	$(229)	$43,355	$(701,547)	$1,100,553

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(219,716)	$(117,152)	$(243,806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term and restricted investments	12,050	1,016	(17,562)
Depreciation and amortization	18,837	13,237	10,400
Charge for impaired investments	32,158	22,314	—
Charge for construction design changes	14,238	—	—
Inducement costs paid in the form of common stock	—	3,875	19,433
Purchased in-process research and development	—	—	134,050
Cumulative effect of change in accounting principle	—	—	8,250
Gain on sale of long-term investment	—	—	(5,861)
Loss due to disposal and write-down of property, plant and equipment	214	382	35
Compensation expense related to stock options	265	225	216
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(281)	4,450	(4,146)
Other assets	5,948	3,034	(14,638)
Accounts payable and accrued expenses	(2,097)	5,866	8,513
Accrued payroll and related taxes	2,311	1,780	1,356
Deferred revenues	(2,568)	(11,818)	(2,568)
Other liabilities	373	(369)	1,879

Net cash provided by (used in) operating activities	(138,268)	(73,160)	(104,449)

Cash flows from investing activities:
Capital expenditures — property, plant and equipment	(58,704)	(64,110)	(18,539)
Purchase of short-term investments and marketable securities	(548,018)	(1,315,776)	(1,196,064)
Proceeds from sale and maturities of short-term investments and marketable securities	736,886	1,155,866	226,905
Purchase of long-term investments	—	—	(54,744)
Proceeds from sale of long-term investment	—	—	15,368
Acquisition, net of acquired cash	—	—	875

Net cash provided by (used in) investing activities	130,164	(224,020)	(1,026,199)

Cash flows from financing activities:
Restricted investments	(58,581)	(129,394)	(695)
Proceeds from issuance of common stock (net of expenses)	4,256	22,394	936,190
Repayment of long-term debt	(444)	(1,368)	(520)
Payments on capital lease	(241)	—	—
Proceeds from issuance of long-term debt (net of expenses)	—	—	508,701

Net cash provided by (used in) financing activities	(55,010)	(108,368)	1,443,676

Net increase (decrease) in cash and cash equivalents	(63,114)	(405,548)	313,028
Cash and cash equivalents — beginning of year	88,319	493,867	180,839

Cash and cash equivalents — end of year	$25,205	$88,319	$493,867

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,574	$22,795	$41,736
Income taxes	$—	$75	$200
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

(DOLLARS IN THOUSANDS):

      In December 2001, the Company entered into a capital lease for computer equipment with an aggregate value of $763, with thirty-six monthly payments of $23 of principal and interest. Principal payments of $241 and $0 were made for 2002 and 2001, respectively.

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

      In March 2000, the Company converted $200,000 of 5% Convertible Subordinated Notes Due 2006 into common stock. In connection with this conversion, the Company made a $30,000 cash “make-whole” payment. In addition, the Company reclassified $6,000 of unamortized debt financing costs associated with these notes to stockholders’ equity as part of the conversion.

      In January 2000, the Company converted $118,285 of 5 1/2% Convertible Subordinated Notes Due 2006 into common stock and incurred $19,433 in inducement costs paid in the form of common stock as an inducement to convert. In addition, the Company reclassified $3,470 of unamortized debt financing costs associated with these notes to stockholders’ equity as part of the conversion.

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(NOTE A) — The Company

Human Genome Sciences, Inc. (the “Company”) was incorporated and commenced operations on June 26, 1992. The Company is dedicated to discovery for health. The Company’s goal is to build a global biopharmaceutical company that discovers, develops, manufactures and markets gene-based drugs to treat and cure disease. The success of the Company’s drug discovery efforts is derived from its expertise in genomics, the systematic collection and understanding of human genes and their functions, and from the Company’s exclusive focus on developing human protein and antibody drugs. The Company focuses its internal product development efforts on novel human protein and antibody drugs discovered through genomics-based research, and on new improved long-acting versions of existing protein drugs created using its albumin fusion technology. The Company’s revenues are currently derived from license fees and research payments under collaboration agreements. The Company does not yet generate any revenues from product sales. The Company believes it operates in a single business segment.

(NOTE B) — Summary of Significant Accounting Policies

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

The Company classifies its short-term investments as “available-for-sale”. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. Additionally, certain of the Company’s investments are held as restricted investments. See Note D, Investments, for additional information.

Investment Risk

The Company has invested its cash in obligations of the U.S. Government, government agencies and in high-grade corporate debt securities and various money market instruments. The Company’s investment policy limits investments to certain types of instruments issued by institutions with credit ratings of “A” or better, and places restrictions on maturities and concentrations in certain industries and by issuer.

Investments

Investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or losses are included in operations, to

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Investment (continued)

the extent the Company has an investment or receivable from the investee company recorded as an asset plus the amount of any continuing commitment to fund the investee.

Impairment of Investments Other than Temporary

Periodically, management reviews whether any investments have incurred an other-than-temporary impairment, based on the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. If management determines that such an impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment and the Company will recognize a charge in the consolidated statement of operations equal to the amount of the carrying value reduction.

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Laboratory equipment	3 - 10 years
Computers and EDP equipment	3 years
Furniture and office equipment	3 - 5 years
Leasehold improvements	lesser of the lease term or the useful life

Impairment of Long-Lived Assets

Periodically, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash and cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses reflected in the consolidated balance sheets at December 31, 2002 and 2001 approximate their respective fair values. See Note D, Investments, for additional discussion.

The fair value of the Company’s long-term debt is based on quoted market prices. The Company’s other debt was valued by discounting the future stream of payments at the prime rate of interest in effect as of the applicable date. See Note I, Long-Term Debt, for additional discussion.

Stock-Based Compensation

The Company accounts for its stock-based compensation under the intrinsic value method in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and has provided the pro forma disclosures of net loss and net loss per share in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the fair value method. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option. The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123 and

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services. See Note K, Stockholders’ Equity, for further information.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

	Year Ended December 31,

	2002	2001	2000

Net income (loss), as reported	$(219,716)	$(117,152)	$(243,806)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(118,897)	(125,688)	(56,979)
Add: Stock-based non-employee compensation included in net income (loss)	266	225	216

Pro forma net income (loss)	$(338,347)	$(242,615)	$(300,569)

Net income (loss) per share:
Basic and diluted — as reported	$(1.71)	$(0.92)	$(2.20)

Basic and diluted — pro forma	$(2.63)	$(1.91)	$(2.71)

The effect of applying SFAS No. 123 on 2002, 2001 and 2000 pro forma net loss and net loss per share as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

Revenue Recognition

Collaborative research and development agreements provide for periodic license fees, research payments, additional payments and milestone payments. License fees, research payments, and additional payments are recognized ratably over the term of the agreement or as milestones are achieved. Payments received in advance of work performed are recorded as deferred revenue.

The Company recognizes nonrefundable fees related to certain arrangements monthly over the term of the related research collaboration agreement.

Research and Development

Research and development costs, including internal expenditures, as well as contracted research and development, are charged to expense as incurred. Research and development costs include salaries and related benefits, outside services, materials and supplies, building costs and allocations of certain support costs. Research and development direct expenditures were $191,162, $146,276 and $91,456 for 2002, 2001 and 2000, respectively.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Financing Costs Related to Long-term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt.

Patent Application Costs

Patent application costs are charged to expense as incurred.

Net Income (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share, which requires the Company to present basic and fully diluted earnings per share. The Company’s basic and fully diluted loss per share are calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during all periods presented.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, and on the Company’s long-term investments in Transgene, S.A. (“Transgene”), Cambridge Antibody Technology (“CAT”) and Ciphergen to be included in other comprehensive income. Comprehensive income (loss) included unrealized gains (losses) on the following:

	Unrealized Gain (Loss)
	Year Ended December 31,

	2002	2001	2000

Available-for-sale short-term investments	$6,011	$27,904	$8,781
Transgene	(443)	(9,032)	(5,313)
CAT	(27,333)	(39,352)	32,854
Ciphergen	(978)	(1,129)	1,849
Available-for-sale restricted investments	1,870	3,175	—

Subtotal	(20,873)	(18,434)	38,171
Impairment charge relating to investment in CAT	32,158	—	—
Impairment charge relating to investment in Transgene	—	22,314	—

Total unrealized gain (loss)	$11,285	$3,880	$38,171

During the third quarter of 2002, the Company recorded an impairment charge relating to its investment in CAT in the amount of $32,158 and reversed the previously-recorded unrealized loss relating to this investment due to the significant reduction in market value of CAT’s shares that the Company believes may not be temporary. As a result, the Company had an adjusted cost of $13,079 as determined by the current market value of CAT’s publicly-traded common stock and no unrealized loss as of the date of the charge. As of December 31, 2002, the Company’s investment in CAT had a market value of $11,407 and an unrealized loss of $1,672.

During the fourth quarter of 2001, the Company recorded an impairment charge relating to its investment in Transgene in the amount of $22,314 and reversed the previously-recorded unrealized loss relating to this investment. As a result, the Company had an adjusted cost of $3,365 as determined by the market value of Transgene’s publicly-traded common stock and no unrealized loss as of the date of the charge. As of

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss) (continued)

December 31, 2002, the Company’s investment in Transgene had a market value of $2,922 and an unrealized loss of $443.

Change in Accounting Principle

During the fourth quarter of 2000, the Company implemented the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires revenues to be recognized ratably over the life of a contract period whereas previously, the Company generally recognized revenue as non-refundable cash payments were made assuming no significant obligations remained. It requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with APB No. 20, Accounting Changes. Historically, the Company has recognized non-refundable license fees, research payments, additional payments and milestone payments in connection with collaboration agreements when the revenue is earned in accordance with the applicable performance requirements and/or contractual terms. This revenue recognition policy was applicable to certain multi-year agreements the Company entered into with Schering-Plough, Sanofi-Synthelabo and Merck KGaA during 1996 (the “1996 Agreements”). The Company recognized revenue under these collaboration agreements when it had performed all significant obligations and the collaborator was obligated to pay. The Company generally considered any remaining performance obligation, such as maintaining access to its genomic databases, as insignificant. However, SAB 101 provides guidance that indicates revenue recognition over the collaboration term is generally the required treatment for all fees, regardless of the significance of remaining performance obligations.

As a result of the implementation of SAB 101, the Company recorded a charge of $8,250, or $0.08 per share, as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000. This amount represents that portion of revenue recognized in 1999 for which the contract periods of the 1996 Agreements extended into 2000. The implementation of SAB 101 had no effect on the Company’s revenue for the year ended December 31, 2000. As a result of the implementation of SAB 101, the Company had additional deferred revenue as of December 31, 2000 in the amount of $8,250. The Company recorded this amount as revenue ratably over the first two quarters of 2001.

Pro forma financial information presented in the consolidated statements of operations was calculated assuming the accounting change was applied retroactively to the period presented.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). Primarily, SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, now will be used to classify those gains and losses. SFAS 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company does not expect adoption of SFAS 145 to have a material effect on its financial condition, results of operations or liquidity.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). Application of SFAS 146 is required for restructuring activities initiated after December 31, 2002. SFAS 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should be initially measured and recorded at fair value. The Company does not expect adoption of SFAS 146 to have a material effect on its financial condition, results of operations or liquidity.

In November 2002, the Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides a model for how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The model requires that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company does not expect adoption of EITF 00-21 to have a material effect on its financial condition, results of operations or liquidity.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect adoption of FIN 45 to have a material effect on its financial condition, results of operations or liquidity.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 is effective for fiscal years ending after December 31, 2002, except for certain disclosures which are effective for fiscal years ending after December 15, 2002. The Company does not expect adoption of SFAS 148 to have a material effect on its financial condition, results of operations or liquidity.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

immediately to variable interest entities created after January 31, 2003 and for periods beginning after June 15, 2003 for all other variable interest entities. The Company is currently exploring a restructuring of certain operating lease arrangements in which the lessor would be considered a variable interest entity under FIN 46. If the lessors were determined to be variable interest entities, it is likely that FIN 46 would require the Company to consolidate them when FIN 46 is adopted. As of December 31, 2002, these entities had assets of approximately $190,000 and long-term debt of approximately $190,000. The results of operations of these entities for the years ended December 31, 2002 and 2001 were not significant. The Company is currently in the process of evaluating what impact, if any, FIN 46 will have on its financial condition, results of operations or liquidity.

Sources of Supply

The Company is currently able to obtain its chemicals and equipment from various sources, and therefore, has no dependence upon a single supplier. The Company is currently dependent upon one manufacturer, MDS Nordion of Ottawa, Canada, for radioiodinating of certain products. No assurance can be given that the Company will be able to continue to obtain commercial quantities at costs that are not economically prohibitive.

Reclassifications

Certain balances have been reclassified to conform to 2002 presentation.

(NOTE C) — Acquisition of Principia Pharmaceutical Corporation

On September 8, 2000, the Company acquired all of the outstanding shares of capital stock of Principia Pharmaceutical Corporation (“Principia”) from its stockholders. The cost of the acquisition was $135,071, including fees and expenses. The purchase price was paid with 1,582,204 shares of the Company’s common stock. The Company valued the shares of the Company’s common stock at $82.23 per share, which the Company estimates as the fair market value of its common stock on the acquisition date. The consolidated financial statements include the results of operations of Principia since the date of acquisition. In addition, the Company issued incentive stock options exercisable for 49,364 shares of its common stock at a weighted-average exercise price of $0.91 per share to replace the Principia options that were outstanding as of the date of the acquisition. The options were valued at approximately $4,000 using the Black-Scholes option-pricing model.

The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets and liabilities acquired at their estimated fair values as of the date of acquisition. Of the purchase price, $521 was allocated to Principia’s net assets, and the remainder was allocated as follows:

Purchased In-Process Research & Development	$134,050
Assembled Workforce	$500

The charge of $134,050 for Purchased In-Process Research & Development was recorded as an expense in the Company’s results of operations for the year ended December 31, 2000. The Purchased In-Process Research & Development was analyzed through an independent third-party valuation using the expected cash flow approach to valuation.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) — Acquisition of Principia Pharmaceutical Corporation (continued)

The Company’s unaudited pro forma consolidated condensed statement of operations information for the year ended December 31, 2000, assuming the acquisition of Principia was effected at the beginning of 2000, and including the one-time write-off of the Purchased In-Process Research and Development, is summarized as follows:

Year Ended
December 31, 2000

Revenue	$22,068
Net loss	$(247,068)
Weighted average shares outstanding, basic and diluted	112,378,738
Net income (loss) per share, basic and diluted	$(2.20)

This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

During the first quarter of 2001, the Company announced its decision to relocate Principia’s operations from Norristown, Pennsylvania to the Company’s Rockville, Maryland location. As a result, the Company recorded a one-time charge of approximately $1,950 in unit closure costs in the first quarter of 2001. Because most of the Principia employees chose not to relocate, this one-time charge included a write-off of $427, representing the remaining book value of the Assembled Workforce. During 2001, the Company incurred approximately $341 in personnel relocation costs which were charged to the consolidated statement of operations. During 2002, approximately $490 in facility and severance related costs were charged to the unit closure reserve. As of December 31, 2002 and 2001, the unit closure reserve had a balance of $760 and $1,250, respectively. In addition, as of December 31, 2002, the Company merged Principia into Human Genome Sciences, Inc.

(NOTE D) — Investments

Investments, including accrued interest, at December 31, 2002 and 2001 were as follows:

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$324,145	$12,444	$(6)	$336,583
Corporate debt securities	896,355	28,446	(201)	924,600

Subtotal — Short-term investments	1,220,500	40,890	(207)	1,261,183

Investment in Transgene	3,365	—	(443)	2,922
Investment in CAT	13,079	—	(1,672)	11,407
Investment in Ciphergen	1,000	—	(258)	742

Subtotal — Long-term investments	17,444	—	(2,373)	15,071

Cash and cash equivalents	10,477	—	—	10,477
U.S. Treasury and agencies	36,183	1,568	—	37,751
Corporate debt securities	153,647	3,481	(4)	157,124

Subtotal — Restricted investments	200,307	5,049	(4)	205,352

Total	$1,438,251	$45,939	$(2,584)	$1,481,606

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) — Investments (continued)

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$246,338	$6,629	$(234)	$252,733
Corporate debt securities	1,175,080	28,967	(689)	1,203,358

Subtotal — Short-term investments	1,421,418	35,596	(923)	1,456,091

Investment in Transgene	3,365	—	—	3,365
Investment in CAT	45,237	—	(6,498)	38,739
Investment in Ciphergen	1,000	720	—	1,720

Subtotal — Long-term investments	49,602	720	(6,498)	43,824

Cash and cash equivalents	29,081	—	—	29,081
U.S. Treasury and agencies	20,692	827	(15)	21,504
Corporate debt securities	91,953	2,418	(55)	94,316

Subtotal — Restricted investments	141,726	3,245	(70)	144,901

Total	$1,612,746	$39,561	$(7,491)	$1,644,816

During the third quarter of 2002, the Company determined that its investment in CAT had incurred an other-than-temporary impairment, and accordingly, made an adjustment to the carrying value of this asset. As a result, the amortized cost for this investment has been reduced by $32,158 from $45,237 to $13,079 as determined by the current market value of CAT’s publicly-traded common stock as of the date of the adjustment. The adjustment of $32,158 has been recorded as a charge for the year ended December 31, 2002 in the consolidated statement of operations. See Note B, Summary of Significant Accounting Policies, for additional discussion.

During the fourth quarter of 2001, the Company determined that its investment in Transgene had incurred an other-than-temporary impairment, and accordingly, made an adjustment to the carrying value of this asset. As a result, the amortized cost for this investment has been reduced by $22,314 from $25,679 to $3,365, which was the fair market value of the investment as of the date of the adjustment. The adjustment of $22,314 has been recorded as a charge for the year ended December 31, 2001 in the consolidated statement of operations. See Note B, Summary of Significant Accounting Policies, for additional discussion.

During 2001, the Company entered into two seven-year lease agreements (the “October 2001 lease” and the “November 2001 lease”) relating to research, manufacturing, and administrative space either acquired or under construction by two trusts established solely for that purpose. The total financed cost of the facilities originally anticipated to be covered under the October 2001 lease and the November 2001 lease was approximately $76,000 and $450,000, respectively. Assuming the full amount of the leases is used for construction purposes, by the conclusion of the construction period, the Company will be required to restrict investments equal to the full amount of the financed project costs, approximately $526,000, as collateral for the duration of the leases. However, during the fourth quarter of 2002, the Company initiated a redesign of the large-scale manufacturing facility that is part of the November 2001 lease. This redesign is expected to reduce the cost of this facility, which may reduce the Company’s total future collateral requirements. See Note J, Commitments and Other Matters, for additional discussion.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) — Investments (continued)

In addition, the Company’s restricted investments which serve as collateral for the existing process development and manufacturing facility, were $11,897 and $11,622 as of December 31, 2002 and 2001, respectively. Though subject to fluctuations in fair value, this collateral, with accrued interest, will not exceed $15,000. This collateral, along with the collateral for the two seven-year leases, will bring the total collateral requirements of the Company for these leases to $541,000. In addition, as described in Note I, Long-Term Debt, the Company had pledged as of December 31, 2002 and 2001, $646 and $1,164, respectively, in connection with its 1994 loan agreement. At December 31, 2002 and 2001, the Company had pledged $205,352 and $144,901, respectively, in connection with all of these leases, which is classified as Restricted investments on the consolidated balance sheets.

The following table summarizes maturities of the Company’s investment securities at December 31, 2002:

	Short-term		Restricted
	investments		investments

	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value

Less than one year	$228,469	$232,496	$102,306	$104,040
Due in one to two years	581,353	602,155	46,937	48,477
Due in three to five years	366,383	381,240	38,939	40,405
Due after five years	44,295	45,292	12,125	12,430

Total	$1,220,500	$1,261,183	$200,307	$205,352

The Company’s short-term investments include mortgage-backed securities with an aggregate cost of $192,382 and an aggregate fair value of $195,088 at December 31, 2002. The Company’s restricted investments include mortgage-backed securities with an aggregate cost of $32,929 and an aggregate fair value of $33,660 at December 31, 2002. These securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.

The Company’s gross proceeds, realized gains and realized losses from its investments are as follows:

	Year Ended December 31,

	2002	2001	2000

Gross proceeds	$483,061	$709,975	$15,368
Realized gains	$7,782	$6,622	$5,861
Realized losses	$(582)	$(146)	—

In 2002 and 2001, the realized gains and losses relate to the Company’s short-term and restricted investments and are included in interest income in the consolidated statement of operations. In 2000, the realized gain relates to the Company’s sale of 290,000 ordinary shares of CAT in November 2000 and is included in other income in the consolidated statement of operations. These ordinary shares were included in the Company’s April 2000 purchase of 1,670,000 ordinary shares of CAT for the sterling equivalent of approximately $54,744, which gave the Company an equity stake of approximately six percent in CAT. In November 2000, the Company sold 290,000 ordinary shares for approximately $15,368, realizing a gain of approximately $5,861. Gross proceeds and realized gains and losses on all other sales of investments for 2000 were immaterial. The cost of securities sold is based on the specific identification method.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE E) — Collaboration Agreements

Agreements with SmithKline Beecham Corporation (now GlaxoSmithKline Corporation)

In May 1993, the Company entered into a collaboration agreement as amended (“SB Collaboration Agreement”), providing SmithKline Beecham Corporation (“SB”), now GlaxoSmithKline Corporation (“GSK”), a first right to develop and market products in human and animal healthcare (“SB Products”), based upon human genes identified by the Company. In addition, the Company is entitled to (1) royalties on the net sales of SB Products, (2) product development progress payments and (3) the option to co-promote up to 20% of any product developed by SB under the collaboration agreement. In both 2002 and 2001, the Company received $1,000 from GSK in connection with development milestones met by GSK during these years.

In June 1996, the SB Collaboration Agreements were substantially amended (the “SB Amendment”) to allow the Company and SB together to enter into collaboration agreements with additional pharmaceutical companies (“Collaboration Partners”) in certain pre-specified areas (“the SB Field”). The SB Amendment restricted the Company from entering into further collaborations in the SB Field during the initial research term, which expired in June 2001.

The SB Amendment provides that GSK and the Company share equally in any license fee payments paid by the Collaboration Partners and that the Company will receive all royalties and research payments paid by the Collaboration Partners.

Other Collaboration Agreements in the SB Field

In June 1995, the Company entered into an Option and License Agreement with Takeda Chemical Industries, Ltd. (“Takeda”) pursuant to which Takeda was granted an exclusive option to license rights under the Company’s patents and technology in the field of human healthcare (other than gene therapy, antisense and diagnostics) to make and sell a limited number (equal to the number of collaboration partners other than SB and Takeda with which the Company enters into collaboration agreements in the SB Field) of products in Japan. In consideration of the grant of the option, Takeda paid the Company $5,000, which was recognized as revenue by the Company in 1995, and agreed to pay to the Company royalties based on the sale of Takeda products covered by the Option and License Agreement and certain milestone payments. During 2002, Takeda discontinued development of one product and exercised its option to develop and commercialize a second product in Japan. Takeda has two options remaining as of December 31, 2002.

In June 1996, the Company and SB entered into collaboration agreements (“Additional Collaboration Partner Agreements”) with Schering Corporation and Schering-Plough Ltd. (“Schering-Plough”), Sanofi-Synthelabo S.A., and Merck KGaA (“Merck”) (collectively “Additional Collaboration Partners”). The Additional Collaboration Partner Agreements provide the Additional Collaboration Partners the rights and licenses to access the Company’s human gene technology, as well as biological information developed by the Company and SB prior to, and in the case of the Company, after the effective date of such Agreement, to discover, develop and commercialize products based upon or derived from such Company technology in the SB Field (other than diagnostics and animal healthcare). The Additional Collaboration Partners are obligated to pay license fees, research payments, milestone payments and royalties in connection with the agreements. The initial research term expired in June 2001. The Company has recognized revenue of $0, $9,250 and $17,500 in license fees and additional payments during 2002, 2001 and 2000, respectively, related to the Additional Collaboration Partner Agreements. In 2000, the Company implemented SAB 101. SAB 101 impacted the Company’s revenues pertaining to these agreements for 2001 and 2000. See Note B, Summary of Significant Accounting Policies, for additional discussion.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE E) — Collaboration Agreements (continued)

Post-Initial Research Term

The initial research term under the collaboration agreements with GlaxoSmithKline and the other four collaboration partners expired on June 30, 2001. The Company has been informed that its partners have been pursuing a large number of research programs involving many different genes for the creation of small molecule, protein and antibody drugs. The Company cannot provide any assurance that any of these programs will be continued or result in any approved drugs.

Collaborative Agreements Outside of the SB Field

During 1996, the Company entered into several collaborative agreements with an initial aggregate research value of $33,000. These collaboration partners included Pioneer Hi-Bred International, Inc., Pharmacia & Upjohn Company, Schering-Plough Ltd. and F. Hoffman-La Roche, Ltd. The Company received no payments and did not recognize any revenues in 2002 or 2001 pursuant to these agreements. For 2000, the Company received a payment of $1,000 from these collaborators and recognized revenue of $1,000 pursuant to these agreements. In addition, the Company received $1,000 in revenue in 2000 from MedImmune, Inc. pursuant to a 1995 license and royalty agreement.

In March 1998, the Company entered into a gene therapy collaboration agreement with Transgene, of Strasbourg, France. Under this agreement, the Company received a 10% equity interest in Transgene valued at $25,679 based on Transgene’s initial public offering (“IPO”) share price in exchange for giving Transgene the right to develop and co-market gene therapy products from 10 genes selected by Transgene from the Company’s database. In 2001, Transgene issued additional shares of common stock, which resulted in a dilution of the Company’s equity interest to approximately 5.9%. The Company initially recorded its investment in Transgene at the IPO price with an offsetting entry to deferred revenue. The Company is recognizing the $25,679 of revenue from this transaction over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. The Company recognized $2,568 as revenue in 2002, 2001 and 2000. Because of the reduction of the Company’s equity investment in Transgene from 10% to 5.9% and the Company’s lack of operational involvement or control of Transgene, the Company is no longer classifying Transgene’s revenues as related party revenues and has reclassified Transgene’s revenues for all years presented as non-related party revenues.

In August 1999, the Company entered into a collaborative agreement with Cambridge Antibody Technology Ltd. of Melbourn, United Kingdom to jointly pursue the development of fully human monoclonal antibody therapeutics. Under the agreement, CAT will conduct research to identify fully human monoclonal antibodies specific for the Company’s proprietary proteins. CAT will receive milestone payments from the Company in connection with the development of any such antibodies as well as royalty payments on the Company’s net sales of such licensed product following regulatory approval. During 2000, the Company paid CAT a total of $62 in support payments. In addition, during 2000, the Company paid $375 based on the achievement of a clinical development antibody pursuant to this agreement. During 2002, the Company paid CAT $1,500 for one milestone payment pursuant to this agreement. The agreement provides for additional payments to CAT for each product relating to the achievement of milestones corresponding to the regulatory approval process. In the event of the achievement of other milestones or successful product launch, the Company would be obligated to pay CAT additional compensation and royalties. Subject to early termination under certain circumstances, this agreement will expire on the later of the expiration date of certain CAT patents or ten years after the date of first commercial sale of a product licensed by the Company.

In December 1999, the Company entered into a collaborative agreement, which was amended in 2001, with Abgenix, Inc. (“ABX”), of Fremont, California to exchange technology to identify novel human antibody

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE E) — Collaboration Agreements (continued)

Collaborative Agreements Outside of the SB Field (continued)

drug candidates for development and commercialization. The Company has the right to use ABX’s proprietary technology to generate fully human antibody drug candidates. In addition, ABX has a future option to develop and commercialize products derived from the Company’s pool of novel human antibody drug candidates. Under this reciprocal agreement, depending upon which party’s product moves through the regulatory approval process, the Company or ABX would be obligated to the other for milestone payments for each therapeutic product or each diagnostic product along with royalties in the event of a successful product launch. Subject to early termination under certain circumstances, this agreement will expire on the last of each party’s royalty obligations.

In February 2000, the Company entered into a second agreement with Cambridge Antibody Technology. The ten-year agreement provides the Company with rights to use CAT technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company also has rights to use CAT antibody technology for the use and sale of research tools, for which the Company will pay CAT a share of revenues received. The Company will also pay CAT clinical development milestones and royalties based on product sales. The Company and CAT also plan to combine resources to develop and sell therapeutic antibody products. CAT has the right to select up to twenty-four of the Company’s proprietary antigens for laboratory development. The Company has the option to share clinical development costs and to share the profits equally with CAT on up to eighteen such products. CAT has rights to develop six such products on its own. The Company is entitled to clinical development milestones and royalty payments on the products developed by CAT. In December 2001, the Company exercised an option to enter into an exclusive development partnership with CAT relating to a fully human monoclonal antibody and paid $1,000 to CAT in accordance with the terms of this agreement. During 2002, the Company paid CAT an aggregate of $2,500 relating to the exercise of two options and one clinical milestone payment pursuant to this agreement.

In March 2000, the Company paid $12,000 in licensing fees to CAT, which includes research support at CAT for ten years to help CAT develop the Company’s human antibody products. The Company has capitalized this cost and is amortizing it on a straight-line basis of ten years. The unamortized amount of this research support was $8,600 and $9,800 as of December 31, 2002 and 2001, respectively.

In March 2000, the Company entered into a multi-year agreement with Dyax Corporation (“Dyax”), which was amended in July 2001. The agreement, as amended, provides the Company with rights to use Dyax’s technology for ten years to develop an unlimited number of therapeutic and diagnostic products which the Company may elect to market itself or to out-license. The amended agreement also modifies the existing collaborative terms and requires the Company to make minimum quarterly payments of $250 to Dyax in exchange for research services to be provided to the Company through the first quarter of 2003. The Company will also pay Dyax clinical development milestones and royalties based on product sales. In 2000, the Company paid $6,000 to Dyax for the technology license. The unamortized amount of this license fee was $0 and $3,900 as of December 31, 2002 and 2001, respectively. The Company paid $1,000 and $2,623 in support payments during 2002 and 2001, respectively.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE E) — Collaboration Agreements (continued)

Collaborative Agreements Outside of the SB Field (continued)

The Company’s other ongoing technology collaborations as of December 31, 2002 are as follows:

Collaborator	Focus	Year Initiated

Vical Incorporated	Gene therapy	2000
Praecis Pharmaceuticals	Metabolic disorders and infectious diseases	2000
Dow Chemical	Chelator technology	2000
Medarex, Inc.	Antibodies	2001
MDS Nordion	Radioiodinating technology	2001
Kirin Brewery Company, Ltd.	Antibodies	2002

During 2002 and 2001, the Company paid an aggregate of $2,753 and $942, respectively, in research services to certain of the above collaborators. No payments for research services were paid to these collaborators in 2000. While license or royalty payments may occur in the future in connection with these collaborations, no license or royalty payments were made or received during 2002, 2001 or 2000.

(NOTE F) — Property, Plant and Equipment

Property, plant and equipment are stated at cost and are summarized as follows:

	December 31,

	2002	2001

Laboratory equipment	$56,980	$38,593
Computers and EDP equipment	21,382	14,293
Furniture, transportation and office equipment	4,123	3,224
Leasehold improvements	49,118	27,413
Construction in progress	49,365	56,671

	180,968	140,194
Less: accumulated depreciation and amortization	54,531	38,912

	$126,437	$101,282

The Company entered into a capital lease for computer equipment in 2001. The capital lease is included in the Computer and EDP equipment amount above, at a cost of $763 and accumulated amortization of $275 and $21 as of December 31, 2002 and 2001, respectively. Amortization expense for this equipment is included in depreciation and amortization within the consolidated statements of cash flows.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE G) — Other Assets

Other assets are comprised of the following:

	December 31,

	2002	2001

Deferred financing costs, net of accumulated
amortization of $6,400 and $4,175, as of
December 31, 2002 and 2001, respectively	$9,179	$11,404
Prepaid services	9,044	10,300
License fee	—	3,900
Note receivable from Officer	—	891
All other assets	188	104

	$18,411	$26,599

Deferred financing costs were incurred in connection with the Company’s four convertible subordinated debt offerings during 2000 and 1999. Debt issuance costs for the total $525,000 of Notes amounted to approximately $16,305, representing primarily underwriting fees of approximately 3% of the gross amount of notes, and are being amortized on a straight-line basis which approximates an effective interest method over the life of the Notes.

During 1999, in connection with the private placement of $125,000 of 5 1/2% Convertible Subordinated Notes due 2006 and $200,000 of 5% Convertible Subordinated Notes due 2006, the Company incurred financing costs of approximately $10,174, representing primarily underwriting fees of 3% of the gross amount of notes issued. These costs were being amortized on a straight-line basis over the life of the Notes. However, in January 2000, the Company completed a tender offer to substantially all of the holders of the 5 1/2% Convertible Subordinated Notes due 2006, which resulted in a reclassification of $3,470 of unamortized deferred financing costs associated with these Notes to stockholders’ equity. In March 2000, the Company announced and completed the call of its $200,000 5% Convertible Subordinated Notes due 2006. As a result, the Company reclassified $6,000 of remaining unamortized debt financing costs to stockholders’ equity.

During 2001, the Company converted an aggregate of $28,595 of convertible subordinated notes to common stock. In addition, the Company reclassified $751 of unamortized debt financing costs associated with these notes to stockholders’ equity as part of the conversion.

See Note I, Long-Term Debt, for additional discussion of the Company’s convertible subordinated debt.

See Note E, Collaboration Agreements, for discussion of prepaid services and license fees relating to CAT and Dyax Corporation, respectively. Prepaid services also includes $500 paid to MDS Nordion in 2001 that is being amortized over an eighteen-month period that began in 2002 in connection with services being provided to the Company. The unamortized amount of this prepaid service was $444 as of December 31, 2002.

In July 2002, the Company was repaid in full on a note receivable from an officer of $891 that was due on demand and did not bear interest. The note had been collateralized by shares of the Company’s common stock owned by the officer that had a market value of at least 200% of the outstanding balance of the note.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE H) — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,

	2002	2001

Fixed asset purchases	$15,616	$11,747
Accrued interest	7,444	7,531
Other accrued expenses	6,281	6,091
Professional fees	5,229	7,546

	$34,570	$32,915

Fixed asset purchases, as of December 31, 2002, includes an accrued expense of $11,181, in connection with the Company’s 2002 decision to redesign the large-scale manufacturing facility. See Note J, Commitments and Other Matters, for additional discussion.

(NOTE I) — Long-Term Debt

The components of long-term debt are as follows:

			December 31,
	December 31,
Debt	2002 Interest Rates	Maturities	2002	2001

MIDFA	1.35%	December 2003	$448	$892
5.5% Convertible Subordinated Notes	5.50%	June 2006	3,120	3,120
5.0% Convertible Subordinated Notes	5.00%	February 2007	199,900	199,900
3.75% Convertible Subordinated Notes	3.75%	March 2007	300,000	300,000

			503,468	503,912
Less current portion			448	444

			$503,020	$503,468

Annual maturities of all long-term debt are as follows:

2003	$448
2004	—
2005	—
2006	3,120
2007	499,900

$503,468

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE I) — Long-Term Debt (continued)

The carrying amount and fair value of the Company’s long-term debt and capital lease obligation are as follows:

	December 31,

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

MIDFA	$448	$434	$892	$846
5.5% Convertible Subordinated Notes	3,120	2,266	3,120	8,223
5.0% Convertible Subordinated Notes	199,900	144,978	199,900	183,502
3.75% Convertible Subordinated Notes	300,000	195,844	300,000	220,878
Capital lease obligation	502	481	743	709

	$503,970	$344,003	$504,655	$414,158

In December 1994, the Company entered into a loan agreement with Maryland Industrial Development Financing Authority (“MIDFA”). Major leasehold improvements were financed with the proceeds of a $4,000 taxable variable rate bond issue (the “Bonds”) from MIDFA. The Company is required to make annual payments of $444 commencing December 1995 plus interest at a variable rate of interest (1.35% at December 31, 2002 and 1.84% at December 31, 2001), to the trustee on behalf of the bondholders which is equal to the interest and principal requirements on the bonds. The variable rate is equal to 50 basis points plus the higher of the yield equivalent of the average 30-day or 90-day commercial paper rate. Under certain circumstances, the rate may be adjusted either upward or downward but in no event in excess of 10 basis points above or below the rate determined above. MIDFA has entered into an indenture with the Trustee whereby the Trustee has obtained an irrevocable letter of credit on behalf of the bondholders.

Required monthly principal payments of $37 plus interest are deposited into a bond fund. The interest is disbursed monthly to the bondholders. Principal is repaid to the bondholders at the rate of $444 annually with a final payment of $448 on December 1, 2003. The Company deposited $460, $502 and $559 of principal and interest into the bond fund during the years ended December 31, 2002, 2001 and 2000, respectively.

In connection with the loan agreement, the Company entered into an irrevocable Letter of Credit Agreement with a bank for the account of the Company and in favor of the trustee in the initial amount of $4,067, which expires on December 15, 2003. Concurrently, the Company entered into a Collateral Pledge Agreement with the bank. The Company is required to maintain 43% of the outstanding principal amount of the Bonds (50% is required under certain circumstances) with the bank as Collateral for the Letter of Credit. Pursuant to the Collateral Pledge Agreement at December 31, 2002 and 2001, the Company had $646 and $1,164, respectively, on deposit with the bank, which is included in Restricted investments in the consolidated balance sheets. The collateral will be released upon the payment and performance in full of the Company’s Letter of Credit obligations. The agreement contains covenants with respect to tangible net worth, cash and cash equivalents and investment securities, as well as other covenants, and prohibits the payment of cash dividends.

During the second quarter of 1999, the Company completed the private placement of $125,000 of 5 1/2% Convertible Subordinated Notes due June 2006 convertible into common stock at $13.05 per share. In January 2000, the Company concluded an offer to the holders of its $125,000 aggregate principal amount of 5 1/2% Notes to convert their notes into common stock. As an inducement to convert, the Company offered its 5 1/2% Note holders an additional one hundred and eighty dollars per thousand dollars of principal amount of the 5 1/2% Notes, payable in the Company’s common stock. This inducement was in addition to the 76.6284

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE I) — Long-Term Debt (continued)

shares issuable for each thousand dollars of principal amount of 5 1/2% Notes convertible at $13.05 per share. As a result of the conversions, the Company converted $118,285 of 5 1/2% Notes to common stock and issued a total of 9,572,208 shares of common stock, including a total of 508,244 shares of common stock issued as an inducement to convert. In the first quarter of 2000, the Company recorded a one-time charge of $20,818, including $19,433 in inducement costs associated with this conversion. In addition, the Company reclassified $3,470 of unamortized debt financing costs to stockholders’ equity as part of the conversion. During 2001, holders of $3,595 of these 5 1/2% Notes voluntarily converted their Notes into 275,477 shares of common stock. In addition, the Company reclassified $78 of unamortized debt financing costs to stockholders’ equity as part of the conversions. Total remaining debt issuance costs were approximately $111, of which $56 and $40 had been amortized as of December 31, 2002 and 2001, respectively.

During the fourth quarter of 1999, the Company completed the private placement of $200,000 of 5% Convertible Subordinated Notes due December 2006, convertible into common stock at $35.8125 per share. In March 2000, the Company announced and completed the call of its $200,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006. All of the holders of the notes converted their notes into common stock at a price of $35.8125 per share, which is equivalent to 27.9232 shares of common stock per one thousand dollars of principal amount of notes. As a result of the conversion, the Company issued 5,584,584 shares of common stock to the holders of these Notes. In addition, the Company made a “make-whole” payment of one hundred and fifty dollars per one thousand dollars of principal amount of notes, which resulted in a one-time charge to earnings of $30,000. In addition, the Company reclassified $6,000 of unamortized debt financing costs to stockholders’ equity as part of the conversion.

During the first quarter of 2000, the Company completed the private placement of $225,000 of 5% Convertible Subordinated Notes due 2007 (“5% Notes”) and $300,000 of 3 3/4% Convertible Subordinated Notes due 2007 (“3 3/4% Notes”). The 5% Notes and the 3 3/4% Notes are convertible into common stock at $56.25 and $109.50 per share, respectively. Debt issuance costs for the total $525,000 of Notes amounted to approximately $16,305, including accrued expenses, of which $2,035 had been amortized as of December 31, 2000. During 2000, holders of $100 of these 5% Notes voluntarily converted their Notes into 1,776 shares of common stock. During 2001, holders of $25,000 of these 5% Notes voluntarily converted their Notes into 506,690 shares of common stock. In addition, the Company reclassified $673 of unamortized debt financing costs to stockholders’ equity as part of the conversions. Total remaining debt issuance costs were approximately $15,468, of which $6,344 and $4,135 had been amortized as of December 31, 2002 and 2001, respectively.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE J) — Commitments and Other Matters

Leases

The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2021. The leases contain various renewal options. Minimum annual rentals are as follows:

	Operating	Capital
Year Ending December 31,	Leases	Lease

2003	$15,669	$241
2004	17,308	261
2005	20,804	—
2006	21,174	—
2007	20,214	—
2008 and thereafter	76,930	—

	$172,099	502

Current portion under capital lease		241

Long-term obligation under capital lease		$261

During 1997 and 1999, the Company entered into two long-term leases expiring January 1, 2019 for a process development and manufacturing facility aggregating 127,000 square feet and built to the Company’s specifications. Annual base rent under the leases is $3,765. Pursuant to the terms of these leases, the Company had security deposits of $11,897 and $11,622 as of December 31, 2002 and 2001, respectively, on deposit with the financing bank which is included in Restricted investments in the consolidated balance sheets. The security deposit will accrue interest up to a total security deposit of $15,000. Any amounts over $15,000 will be released to the Company. The security deposits will be released at the end of the lease term. The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. The leases require an additional security deposit if the Company does not meet its covenants. The Company has an option, but not an obligation, to purchase these facilities during the lease term at various prices or at the end of the lease term for an aggregate price of approximately $19,400.

During 2001, the Company entered into two seven-year lease agreements (the “October 2001 lease” and the “November 2001 lease”). The October 2001 lease relates primarily to a research campus, which the Company has leased for seven years, from a trust controlled by third parties established solely for this purpose. Rent obligations for the October 2001 lease began in 2001. The November 2001 lease relates to the construction of the Company’s research and development and administrative main campus and a large-scale manufacturing facility. The Company originally planned to lease these November 2001 properties for approximately five years, following an estimated two-year construction period, from a trust controlled by third parties established solely for this purpose. Based upon the Company’s review of the design for the large-scale manufacturing facility, the construction schedule for the manufacturing facility has been delayed. The research and development and administrative main campus remains on schedule and is expected to be completed in 2003 and the rent for that portion of the lease will commence in 2003. Rent for the large-scale manufacturing facility does not begin until the end of the construction period, which is currently expected to be 2005.

The total financed cost of the facilities originally anticipated to be covered under the October 2001 lease and the November 2001 lease was approximately $76,000 and $450,000, respectively. During the fourth quarter of 2002, the Company initiated a redesign of the large-scale manufacturing facility that is part of the November

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE J) — Commitments and Other Matters (continued)

Leases (continued)

2001 lease. This redesign is expected to reduce the cost of this facility and has delayed the construction schedule. As part of this redesign, the Company recorded a one-time charge of $14,238 in 2002 relating to engineering and design work that does not have applicability to the new design. The Company believes it will need to reimburse the trust, which controls this lease, approximately $11,181. This amount represents costs not applicable to the new design, paid or to be paid by the trust as of December 31, 2002. The remaining $3,057 represents those costs not applicable to the new design, incurred and paid by the Company prior to the inception of the November 2001 lease. The Company’s rent obligations will approximate the lessor’s debt service costs. With respect to the Company’s rent for the October 2001 lease, as of December 31, 2002, the trust had fixed the interest rate on $76,000 at a weighted-average interest rate of approximately 4.3%. The Company’s rent obligation under the November 2001 lease is floating and is based primarily on short-term commercial paper. This rate was approximately 1.4% as of December 31, 2002.

The Company’s operating lease commitments include minimum annual rentals for these two seven-year leases and have been computed using the appropriate interest rate as of December 31, 2002. Over the life of these leases, an aggregate rent obligation of approximately $60,639 has been included in the Company’s total operating lease commitment.

With respect to the November 2001 lease, the Company has retained ownership of the land for the main campus component of this project. The Company has entered into a ground lease with the trust for the land at fair market value rates during the construction period. Thereafter, rent will be reduced to a nominal amount. The Company will record these lease payments on its balance sheet as deferred rental income over the two-year construction period and then amortize this deferral over the remaining term (approximately five years). As of December 31, 2002 and 2001, the Company’s deferred rental income was approximately $574 and $44, respectively.

Under these lease agreements, which the Company has accounted for as operating leases, the Company has the option to purchase the properties, during or at the end of the lease terms, at an aggregate amount of approximately $526,000, assuming the full amount of the financings is used for construction activities. Alternatively, the Company can cause the properties to be sold to third parties. The Company is contingently liable for the residual value guarantee associated with each property up to an aggregate amount of $459,430, assuming the full amount of the leases is used for construction activities.

With respect to the October 2001 lease, the Company has a residual value guarantee of 85% of the total financed cost at lease termination. In the event of the Company’s default, the Company is responsible for 100% of the total financed cost of the project. Although the trust is responsible for servicing and repaying the debt and equity financings to various parties, the Company has made the residual value guarantee to the trust. In the event the trust defaults to the lender or in the event the trust is terminated, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of December 31, 2002, the Company’s residual value guarantee for the October 2001 lease was $64,600.

With respect to the November 2001 lease, the Company has a residual value guarantee of 87.74% of the total financed cost at lease termination. In the event of default, the Company is responsible for 100% of the total financed cost of the project. During the construction period, the Company has a residual value guarantee of 89.9% of the financed cost incurred. Although the trust is responsible for servicing and repaying the debt and equity financings to various parties, the Company has made the residual value guarantee to the trust. In the event the trust defaults to the lender or in the event the trust is terminated, the Company has the right to cure

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE J) — Commitments and Other Matters (continued)

Leases (continued)

the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of December 31, 2002, the Company’s residual value guarantee for the November 2001 lease was $100,265.

There are no recourse provisions under either the October 2001 or November 2001 lease that would enable the Company to recover from third parties any of the amounts paid under the guarantees. The Company has set aside collateral in the form of restricted investments sufficient to satisfy all obligations under the guarantees. In addition, the Company has the right to cause the sale of the properties covered by the leases and may recover all or a portion of the money paid under the guarantees.

In connection with the October 2001 lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities as well as comply with certain dividend restrictions. In connection with the November 2001 lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios.

The Company has entered into leases for office and laboratory space which provide for certain rent abatement and rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $2,900 and $2,439 at December 31, 2002 and 2001, respectively.

Certain other leases provide for escalation for increases in real estate taxes and certain operating expenses, as well as various renewal terms.

Rent expense aggregated $18,232, $14,713 and $8,352 for the years ended December 31, 2002, 2001 and 2000, respectively.

Capital Expenditures

At December 31, 2002 and 2001, the Company had commitments for capital expenditures, consisting primarily of laboratory space and equipment, of approximately $10,134 and $16,300, respectively.

401(k) Plan

The Company has adopted a 401(k) pension plan available to eligible full-time employees. The Company made contributions of $1,089, $857 and $600 to the plan for the years ended December 31, 2002, 2001 and 2000, respectively.

(NOTE K) — Stockholders’ Equity

Common Stock and Preferred Stock

In 2001, the Company’s stockholders approved an amendment to the 2000 Stock Incentive Plan (“2000 Plan”) which established a limit on the number of shares of common stock that may be issued with respect to awards granted each year. For 2001, 2002 and 2003, this limit will be equal to five percent of the outstanding common stock as of the end of the preceding fiscal year. Shares that are available for a given year but not subject to awards granted in that year will be carried forward (“Carryover Shares”) to the following year. After 2003, only the carried forward shares and the shares that are returned to the pool of available shares due to award forfeitures will be available for issuance. In 2001, five percent of the outstanding common stock as of December 31, 2000, or 6,259,627 shares, were reserved for issuance under the 2000 Plan. In 2002, five percent

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) — Stockholders’ Equity (continued)

Common Stock and Preferred Stock (continued)

of the outstanding common stock as of December 31, 2001, or 6,413,920 shares, were additionally reserved for issuance under the 2000 Plan.

On January 5, 2000, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend payable to stockholders of record as of January 14, 2000. On January 28, 2000, the Company effected the two-for-one stock split.

On September 12, 2000, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend payable to stockholders of record as of September 28, 2000. On October 5, 2000, the Company effected the two-for-one stock split.

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

Stock Option and Employee Stock Purchase Plans

The Company has stock option plans under which options to purchase shares of the Company’s common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. At December 31, 2002, the total authorized number of shares under all plans was 46,785,369. The vesting period of the options is determined by the Board of Directors and is generally four years. All options expire after ten years from the date of grant.

The Company issued options for 188,150, 10,000 and 2,600 shares of common stock to non-employees during the years ended December 31, 2002, 2001 and 2000, respectively. The fair value of these options is being amortized to expense over the service period.

Option transactions during 2002, 2001 and 2000 are summarized as follows:

	Year Ended December 31,

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	24,700,767	$35.63	21,503,182	$31.49	17,234,972	$14.10
Options granted	5,816,516	13.13	6,751,719	44.06	7,070,139	65.99
Options exercised	(495,207)	7.14	(2,284,752)	9.50	(2,480,240)	9.49
Options canceled or expired	(1,714,937)	43.43	(1,269,382)	56.81	(321,689)	27.42

Outstanding at end of year	28,307,139	31.03	24,700,767	35.63	21,503,182	31.49

Options exercisable at end of year	13,829,582	30.09	9,223,400	24.67	6,583,926	12.96

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) — Stockholders’ Equity (continued)

Stock Option and Employee Stock Purchase Plans (continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	(In Years)	Price	Exercisable	Price

$ 0.05 to $ 5.50	151,923	1.8	$4.52	151,923	$4.52
$ 5.51 to $ 8.63	5,213,465	4.8	7.40	4,585,113	7.36
$ 8.64 to $17.50	5,861,167	9.4	11.85	488,428	10.39
$17.51 to $32.74	5,612,572	5.8	25.97	3,773,199	25.66
$32.75 to $41.25	4,190,843	8.5	38.38	1,197,554	38.39
$41.26 to $64.48	1,828,465	7.8	49.75	831,502	50.04
$64.49 to $75.00	4,585,843	7.6	66.13	2,299,878	66.17
$75.01 to $110.00	862,861	7.3	79.84	501,985	79.82

	28,307,139	7.2	31.03	13,829,582	30.09

In 2000, the Company’s stockholders approved the establishment of an Employee Stock Purchase Plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 404,119 and 481,056 shares as of December 31, 2002 and 2001, respectively. Common stock issued under this plan totaled 76,937 and 18,944 in 2002 and 2001, respectively. Under the plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan.

The weighted-average fair value of the stock options granted during 2002, 2001 and 2000 is estimated as $9.77, $31.26 and $57.08 per share, respectively. The weighted-average fair value of the employee stock purchase plan rights granted during 2002 and 2001 is estimated as $11.45 and $23.71 per share, respectively. These weighted-average fair values were determined based on the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,

	2002	2001	2000

Expected life:
Stock options	7.0 years	6.0 years	6.0 years
Employee stock purchase plan	1.0 year	1.0 year	—
Interest rate	4.02%	4.49%	5.21%
Volatility	79%	79%	111%
Dividend yield	0%	0%	0%

Options available for future grant were 6,985,491 at December 31, 2002.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE L) — Preferred Share Purchase Rights

On May 20, 1998, the Company adopted a Shareholder Rights Plan which provided for the issuance of rights to purchase shares of Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company. Under the Shareholder Rights Plan, the Company distributed one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 (the “Common Shares”), of the Company. The Rights were distributed on June 26, 1998 to stockholders of record on May 27, 1998.

Each Right entitles the holder to purchase from the Company one four-thousandth of a Preferred Share at a price of $250 per one four-thousandth of a Preferred Share, subject to adjustment. The rights become exercisable ten business days after any party acquires or announces an offer to acquire beneficial ownership of 15% or more of the Company’s Common Shares. In the event that any party acquires 15% or more of the Company’s Common Stock, the Company enters into a merger or other business combination, or if a substantial amount of the Company’s assets are sold after the time that the Rights become exercisable, the Rights provide that the holder will receive, upon exercise, shares of the common stock of the surviving or acquiring company, as applicable, having a market value of twice the exercise price of the Right.

The Rights expire May 20, 2008, and are redeemable by the Company at a price of $0.00025 per Right at any time prior to the time that any party acquires 15% or more of the Company’s Common Shares. Until the earlier of the time that the Rights become exercisable, are redeemed or expire, the Company will issue one Right with each new Common Share issued.

(NOTE M) — Income Taxes

The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

	Year Ended December 31,

	2002	2001	2000

Federal income tax provision at 34%	$(74,703)	$(39,832)	$(82,818)
State taxes, net of federal tax benefit	(10,023)	(5,412)	(12,211)
Tax credits, principally for research and development	(6,852)	(6,552)	(8,900)
Stock option deduction for which no book benefit is available	(1,303)	(32,794)	(47,539)
Debt conversion expenses for which no tax benefit is available	—	1,504	19,626
Purchased in-process R&D for which no tax benefit is available	—	—	51,770
Net operating loss adjustment	—	—	(6,347)
Foreign taxes	—	—	149
Other	99	100	(1,141)
Increase in valuation allowance on deferred tax asset	92,782	82,986	87,636

	$—	$—	$225

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE M) — Income Taxes (continued)

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Current	Long-Term
	Asset/(Liability)	Asset/(Liability)

December 31, 2002
Net operating loss carryforward	$—	$254,076
Research and development and other tax credit carryforwards	—	27,270
Loss on impaired investment	—	21,037
Net unrealized gains on investments	—	(16,744)
Deferred revenue	991	2,975
Depreciation	—	2,654
Reserves and accruals	7,388	1,875
Other	—	565

	8,379	293,708
Less valuation allowance	(8,379)	(293,708)

	$—	$—

	Current	Long-Term
	Asset/(Liability)	Asset/(Liability)

December 31, 2001
Net operating loss carryforward	$—	$184,445
Research and development and other tax credit carryforwards	—	24,968
Net unrealized gains on investments	—	(12,385)
Loss on impaired investment	—	8,618
Deferred revenue	991	3,967
Reserves and accruals	1,585	3,408
Depreciation	—	1,523
Other	196	1,132

	2,772	215,676
Less valuation allowance	(2,772)	(215,676)

	$—	$—

The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE M) — Income Taxes (continued)

Provision for income taxes is comprised of the following:

	Year Ended
	December 31,

	2002	2001	2000

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign taxes	—	—	225
Deferred	—	—	—

	$—	$—	$225

The Company has available tax credit carryforwards of approximately $27,270, which expire, if unused, from the year 2008 through the year 2022. The Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $657,900 which expire, if unused, from the year 2010 through the year 2022. The Company’s ability to utilize these NOLs may be limited under Internal Revenue Code Section 382. The tax benefit of approximately $235,800 of NOLs related to stock options will be credited to equity when the benefit is realized through utilization of the NOL carryforwards.

(NOTE N) — Investment in Vascular Genetics, Inc.

In November 1997, the Company entered into an agreement with three other parties to form Vascular Genetics, Inc. (“VGI”) to pursue the development and commercialization of gene therapy products for the treatment of vascular diseases. As a result of the November 1997 agreement and other transactions since that time, as of December 31, 2002, the Company held a significant minority equity interest in VGI of 29%. The Company also held certain preemptive rights that permitted retention of the Company’s ownership position under some circumstances in the event of a future financing by VGI. In addition, the Company had the option to purchase 100% of VGI’s common stock at fair market value upon receiving the approval of two-thirds of the shareholders. The Company had appointed two directors to the Board of Directors of VGI.

The Company has no carrying value for its investment in VGI at December 31, 2002 and 2001, respectively. During 2002, the Company exchanged its loan and receivable for equity of VGI. On February 5, 2003, the Company tendered its equity interest in VGI in exchange for approximately an 18% equity interest in Corautus Genetics Inc., a new company that resulted from the merger of VGI and GenStar Therapeutics Corporation. Corautus Genetics holds an exclusive license in the field of gene therapy for the Company’s VEGF-2 gene. The Company will be entitled to receive up to a 10% royalty on net sales of any product brought to market by Corautus Genetics that are based on the VEGF-2 gene.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE O) — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,

	2002	2001	2000

Numerator:
Net loss before cumulative effect of change in accounting principle	$(219,716)	$(117,152)	$(235,556)
Cumulative effect of change in accounting principle	—	—	(8,250)

Net loss	$(219,716)	$(117,152)	$(243,806)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	128,591,153	126,990,788	110,929,292

Net loss per share, basic and diluted:
Net loss per share before cumulative effect of change in accounting principle	$(1.71)	$(0.92)	$(2.12)
Cumulative effect of change in accounting principle	—	—	(0.08)

Net loss per share	$(1.71)	$(0.92)	$(2.20)

(NOTE P) — Quarterly Financial Information (unaudited)

Quarterly financial information for 2002 and 2001 is presented in the following tables:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2002
Revenue	$642	$642	$1,642	$642
Income (loss) from operations (1)	(55,744)	(60,829)	(56,800)	(72,634)
Net income (loss) (1) (2)	(38,288)	(46,510)	(75,073)	(59,845)
Net income (loss) per share, basic and diluted (1) (2)	(0.30)	(0.36)	(0.58)	(0.46)

2001
Revenue	$5,267	$5,267	$1,642	$642
Income (loss) from operations	(35,112)	(40,896)	(44,977)	(51,187)
Net income (loss) (3)	(13,007)	(24,024)	(24,879)	(55,242)
Net income (loss) per share, basic and diluted (3)	(0.10)	(0.19)	(0.19)	(0.43)

(1)	The Company’s results for the fourth quarter of 2002 include a charge of $14,238, or $0.11 per share, relating to a charge recognized in connection with changes in the design of the large-scale manufacturing facility.

(2)	The Company’s results for the third quarter of 2002 include a charge of $32,158, or $0.25 per share, relating to an impairment charge recognized in connection with the Company’s investment in CAT.

(3)	The Company’s results for the fourth quarter of 2001 include a charge of $22,314, or $0.17 per share, relating to an impairment charge recognized in connection with the Company’s investment in Transgene.