Form 10-Q
period 2003-03-31
HUMAN GENOME SCIENCES INC
filed 2003-05-14
CIK 901219

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2003	Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC. (Exact name of registrant)

Delaware (State of organization)	22-3178468 (I.R.S. Employer Identification Number)

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

Yes    ☒         No    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒         No    ☐

The number of shares of the registrant’s common stock outstanding on March 31, 2003 was 128,974,741.

TABLE OF CONTENTS

		Page
		Number

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	3

	Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	18

	Signatures	19

	Certifications	20

	Exhibit Index	Exhibit Volume

PART I.   FINANCIAL INFORMATION

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,

	2003	2002

	(dollars in thousands, except
	share and per share amounts)

Revenue – research and development collaborative contracts	$1,642	$642

Costs and expenses:
Research and development	46,293	45,587
General and administrative	9,665	10,799

Total costs and expenses	55,958	56,386

Income (loss) from operations	(54,316)	(55,744)

Interest income	18,946	23,407
Interest expense	(5,945)	(5,951)

Income (loss) before taxes	(41,315)	(38,288)
Provision for income taxes	–	–

Net income (loss)	$(41,315)	$(38,288)

Net income (loss) per share, basic and diluted	$(0.32)	$(0.30)

Weighted average shares outstanding, basic and diluted	128,894,418	128,355,422

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(dollars in thousands, except
	share and per share amounts)

Assets
Current assets:
Cash and cash equivalents	$40,754	$25,205
Short-term investments	1,158,574	1,261,183
Prepaid expenses and other current assets	12,072	10,528

Total current assets	1,211,400	1,296,916
Long-term investments	13,336	15,071
Property, plant and equipment (net of accumulated depreciation and amortization)	127,904	126,437
Restricted investments	240,196	205,352
Other assets	17,487	18,411

TOTAL ASSETS	$1,610,323	$1,662,187

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$448	$448
Current portion of capital lease obligation	259	241
Accounts payable and accrued expenses	28,249	34,570
Accrued payroll and related taxes	8,071	7,911
Deferred revenues	2,568	2,568

Total current liabilities	39,595	45,738
Long-term debt, net of current portion	503,020	503,020
Capital lease obligation, net of current portion	181	261
Deferred revenues	9,629	10,271
Other liabilities	2,441	2,344

Total liabilities	554,866	561,634

Stockholders’ equity:
Preferred stock	–	–
Common stock	1,290	1,289
Additional paid-in capital	1,758,582	1,757,685
Unearned portion of compensatory stock options	–	(229)
Accumulated other comprehensive income (loss)	38,447	43,355
Retained deficit	(742,862)	(701,547)

Total stockholders’ equity	1,055,457	1,100,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,610,323	$1,662,187

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,

	2003	2002

	(dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(41,315)	$(38,288)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term and restricted investments	4,409	7,055
Depreciation and amortization	6,063	4,028
Loss (gain) on disposal of fixed assets	(6)	5
Compensation expense related to stock options	229	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,545)	(7,024)
Other assets	364	576
Accounts payable and accrued expenses	(3,232)	(1,495)
Accrued payroll and related taxes	161	333
Deferred revenues	(642)	(642)
Other liabilities	99	(210)

Net cash provided by (used in) operating activities	(35,415)	(35,646)

Cash flows from investing activities:
Capital expenditures – property, plant and equipment	(10,055)	(21,009)
Purchase of short-term investments and marketable securities	(117,319)	(216,891)
Proceeds from sales and maturities of investments and marketable securities	212,131	273,143

Net cash provided by (used in) investing activities	84,757	35,243

Cash flows from financing activities:
Restricted investments	(34,629)	(1,568)
Payments on capital lease	(62)	(59)
Proceeds from issuance of common stock (net of expenses)	898	1,160

Net cash provided by (used in) financing activities	(33,793)	(467)

Net increase (decrease) in cash and cash equivalents	15,549	(870)
Cash and cash equivalents – beginning of period	25,205	88,319

Cash and cash equivalents – end of period	$40,754	$87,449

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,647	$10,739
Income taxes	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (DOLLARS IN THOUSANDS):

In February 2003, the Company tendered its equity interest in Vascular Genetics, Inc. (“VGI”), a privately-held company, in exchange for approximately an 18% equity interest in Corautus Genetics Inc., a new, publicly-traded company that resulted from the merger of VGI and GenStar Therapeutics Corporation. As of the date of this exchange, the Company had no carrying value in its equity interest in VGI. Immediately following this transaction, the market value of the Company’s investment in Corautus was approximately $5,659.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2003
(dollars in thousands, except share and per share data)

Note 1.   Interim Financial Statements

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2003 and 2002, the Company’s financial position at March 31, 2003, and the cash flows for the three month periods ended March 31, 2003 and 2002. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of future financial results.

Note 2.   Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to stock-based employee compensation is as follows:

	Three months ended
	March 31,

	2003	2002

Net income (loss), as reported	$(41,315)	$(38,288)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of related tax effects	(35,571)	(28,201)
Add: Stock-based non-employee compensation included in net
income (loss)	229	16

Pro forma net income (loss)	$(76,657)	$(66,473)

Net income (loss) per share:
Basic and diluted – as reported	$(0.32)	$(0.30)
Basic and diluted – pro forma	$(0.59)	$(0.52)

The effect of applying SFAS No. 123 on the three month periods ended March 31, 2003 and 2002 pro forma net loss and net loss per share as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2003
 (dollars in thousands, except share and per share data)

Note 3.   Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, and on the Company’s long-term investments in Transgene, S.A. (“Transgene”), Cambridge Antibody Technology, Corautus Genetics Inc. (“Corautus”) and Ciphergen, along with the activity for the Company’s Foreign Currency Translation Adjustment, to be included in other comprehensive income. See Note 5, Investment in Corautus Genetics Inc. for discussion of the Company’s investment in Corautus.

During the three month periods ended March 31, 2003 and 2002, total comprehensive income (loss) amounted to:

	Three months ended
	March 31,

	2003	2002

Net income (loss)	$(41,315)	$(38,288)
Net unrealized gains (losses):
Short-term investments	(3,388)	(17,954)
Long-term investments	(1,735)	(9,966)
Restricted investments	215	(1,217)

Total comprehensive income (loss)	$(46,223)	$(67,425)

For the three months ended March 31, 2003, the amount relating to Foreign Currency Translation Adjustment in connection with the initiation of operations of Human Genome Sciences Europe GmbH was immaterial.

Realized gains and losses on securities sold before maturity, which are included in the Company’s net income (loss) for the three month periods ended March 31, 2003 and 2002, and their respective net proceeds were as follows:

	Three months ended
	March 31,

	2003	2002

Realized gains	$3,280	$3,595
Realized losses	–	(343)
Net proceeds	117,659	227,047

Note 4.   Commitments and Other Matters

During 2001, the Company entered into two seven-year lease agreements (the “October 2001 lease” and the “November 2001 lease”). The October 2001 lease relates primarily to a research campus, which the Company has leased for seven years, from a trust controlled by third parties established solely for this purpose. Rent obligations for the October 2001 lease began in 2001. The November 2001 lease relates to the construction of the Company’s research and development and administrative

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2003
 (dollars in thousands, except share and per share data)

Note 4.   Commitments and Other Matters (continued)

main campus and a large-scale manufacturing facility. The Company originally planned to lease these November 2001 properties for approximately five years, following an estimated two-year construction period, from a trust controlled by third parties established solely for this purpose. The total financed cost of the facilities originally anticipated to be covered under the October 2001 lease and the November 2001 lease was approximately $76,000 and $450,000, respectively.

Assuming the full amount of the leases is used for construction purposes, the Company will be required to restrict investments equal to the full amount of the financed project costs by the conclusion of the construction period, approximately $526,000, as collateral for the duration of the leases. However, during the fourth quarter of 2002, the Company initiated a redesign of the large-scale manufacturing facility that is part of the November 2001 lease. This redesign is expected to reduce the cost of this facility, which would reduce the Company’s total future collateral requirements. The Company’s restricted investments, which primarily serve as collateral for these two leases, were $240,196 and $205,352 as of March 31, 2003 and December 31, 2002, respectively. The research and development and administrative main campus is on schedule and is expected to be completed in 2003 and the rent for that portion of the lease will commence in 2003. Rent for the large-scale manufacturing facility does not begin until the end of the construction period, which is currently expected to be 2005.

The Company’s rent obligations will approximate the lessor’s debt service costs. With respect to the Company’s rent for the October 2001 lease, as of March 31, 2003, the trust had fixed the interest rate on $76,000 at a weighted-average interest rate of approximately 4.3%. The Company’s rent obligation under the November 2001 lease is floating and is based primarily on short-term commercial paper. This rate was approximately 1.3% as of March 31, 2003.

Under these lease agreements, which the Company has accounted for as operating leases, the Company has the option to purchase the properties, during or at the end of the lease terms, at an aggregate amount of approximately $526,000, assuming the full amount of the financings is used for construction activities. Alternatively, the Company can cause the properties to be sold to third parties. The Company is contingently liable for the residual value guarantee associated with each property up to an aggregate amount of $459,430, assuming the full amount of the leases is used for construction activities. These residual value guarantee amounts are $64,600 and $394,830 for the October 2001 lease and November 2001 lease, respectively.

With respect to the October 2001 lease, the Company has a residual value guarantee of 85% of the total financed cost at lease termination. In the event of the Company’s default, the Company is responsible for 100% of the total financed cost of the project. Although the trust is responsible for servicing and repaying the debt and equity financings to various parties, the Company has made the residual value guarantee to the trust. In the event the trust defaults to the lender or in the event the trust is terminated, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of March 31, 2003, the Company’s residual value guarantee for the October 2001 lease had reached the full maximum amount of $64,600.

With respect to the November 2001 lease, the Company has a residual value guarantee of 87.74% of the total financed cost at lease termination. In the event of default, the Company is responsible for 100% of the total financed cost of the project. During the construction period, the Company has a residual value guarantee of 89.9% of the financed cost incurred. Although the trust is responsible for

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2003
 (dollars in thousands, except share and per share data)

Note 4.   Commitments and Other Matters (continued)

servicing and repaying the debt and equity financings to various parties, the Company has made the residual value guarantee to the trust. In the event the trust defaults to the lender or in the event the trust is terminated, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of March 31, 2003, the Company’s residual value guarantee for the November 2001 lease had reached $126,712, as compared to the potential maximum guarantee of $394,830 assuming the full amount of the lease is used for construction activities.

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

Note 5.   Investment in Corautus Genetics Inc.

On February 5, 2003, the Company tendered its equity interest in Vascular Genetics, Inc. (“VGI”), a privately-held company, in exchange for approximately an 18% equity interest in Corautus Genetics Inc., a new, publicly-traded company that resulted from the merger of VGI and GenStar Therapeutics Corporation. As of the date of this exchange, the Company had no carrying value in its equity interest in VGI. Immediately following this transaction, the market value of the Company’s investment in Corautus was approximately $5,659. As a result, the Company recorded an unrealized gain equal to the market value for this long-term investment as of the date of this exchange. The Company is adjusting this unrealized gain to reflect changes in market value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Note 6.   Fair Value of Financial Instruments

The carrying amounts for the Company’s cash and cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses reflected in the consolidated balance sheets at March 31, 2003 and December 31, 2002 approximate their respective fair values.

The carrying value of the Company’s debt was approximately $504,000 as of both March 31, 2003 and December 31, 2002. The fair value of the Company’s long-term debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt increased as of March 31, 2003 as compared to December 31, 2002, and accordingly, the fair value of the Company’s debt increased to approximately $393,000 as compared to $344,000 as of March 31, 2003 and December 31, 2002, respectively.

Note 7.   Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2003
 (dollars in thousands, except share and per share data)

Note 7.   Recent Accounting Pronouncements (continued)

from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and for periods beginning after June 15, 2003 for all other variable interest entities. The Company has been exploring a restructuring of certain operating lease arrangements in which the lessor would be considered a variable interest entity under FIN 46. If the lessors were determined to be variable interest entities, it is likely that FIN 46 would require the Company to consolidate them when FIN 46 is adopted. As of March 31, 2003, these entities had assets of approximately $220,000 and long-term debt of approximately $220,000. The results of operations of these entities for the periods ended March 31, 2003 and March 31, 2002 were not significant. The Company is currently in the process of evaluating what impact, if any, FIN 46 will have on its financial condition, results of operations or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2003 and 2002

Overview

     Human Genome Sciences’ goal is to build a global biopharmaceutical company that discovers, develops, manufactures and markets gene-based drugs to treat and cure disease. The success of our drug discovery efforts derives from our expertise in genomics, the systematic collection and understanding of human genes and their functions, and from our exclusive focus on developing human protein and antibody drugs. We focus our internal product development efforts on novel human protein and antibody drugs discovered through genomics-based research, and on new improved long-acting versions of existing protein drugs created using our albumin fusion technology.

     We are conducting clinical trials with eight of our products. Four additional products are in clinical trials by companies with which we are collaborating. We continue to evaluate new drugs for advancement into clinical development.

     We have established strategic partnerships with a number of leading pharmaceutical and biotechnology companies to leverage our strengths and to gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide us with milestone and royalty payments as products are developed and commercialized. We also are entitled to certain co-promotion, co-development, revenue sharing and other product rights.

     We have not received any product sales revenue or royalties from product sales and any revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements with GlaxoSmithKline and, to a lesser extent, other agreements. The GlaxoSmithKline collaboration agreement and many of our other collaboration agreements expired in 2001 and will only generate additional milestone and royalty payments if our collaborators successfully develop drugs based on our technology. We may not receive any of these payments and may not be able to enter into additional collaboration agreements.

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

Results of Operations

     Revenues. Revenues were $1.6 million for the three months ended March 31, 2003 compared to revenues of $0.6 million for the three months ended March 31, 2002. Revenues for the three months ended March 31, 2003 include a $1.0 million milestone payment earned and received from GlaxoSmithKine (“GSK”) and $0.6 million in revenue recognized from Transgene. Revenues for the three months ended March 31, 2002 represented revenue recognized from Transgene.

Results of Operations (continued)

     Expenses. Research and development expenses were $46.3 million for the three months ended March 31, 2003 compared to $45.6 million for the three months ended March 31, 2002. We track our research and development expenditures by type of cost incurred – discovery, drug development, manufacturing and clinical development costs.

     Our discovery costs decreased to $8.4 million for the three months ended March 31, 2003 from $11.6 million for the three months ended March 31, 2002. This decrease is primarily due to reduced activity in gene discovery and in the study of preclinical therapeutic protein drug candidates.

     Our drug development costs increased to $13.8 million for the three months ended March 31, 2003 from $13.2 million for the three months ended March 31, 2002. This increase is primarily due to increased process development activity, where we are evaluating ways to develop or improve our product candidates and production processes.

     Our manufacturing costs increased to $15.4 million for the three months ended March 31, 2003 from $13.9 million for the three months ended March 31, 2002. This increase is due to the increased production activities within our process development and manufacturing facilities needed to support our increased clinical activities.

     Our clinical development costs increased to $8.7 million for the three months ended March 31, 2003 from $6.9 million for the three months ended March 31, 2002. This increase is primarily due to the cost of continuing ongoing trials from 2002 as well as initiating new trials in 2003.

     General and administrative expenses decreased to $9.7 million for the three months ended March 31, 2003 from $10.8 million for the three months ended March 31, 2002. The decrease for the three month period ended March 31, 2003 resulted primarily from lower legal expenses associated with filing and prosecuting patent applications relating to genes and proteins we discovered, partially offset by higher facility and other costs.

     Interest income decreased for the three month periods ended March 31, 2003, compared to the three month periods ended March 31, 2002, due to lower average cash balances as a result of our net losses in 2003 and 2002 and our capital expenditures during this period, as well as a reduced yield on our investments. Interest expense decreased for the three month period due to a reduction in our capital lease obligation for 2003 compared to 2002.

     Net Income (Loss). We recorded a net loss of $41.3 million, or $0.32 per share, for the three months ended March 31, 2003 compared to a net loss of $38.3 million, or $0.30 per share, for the three months ended March 31, 2002. The increased loss for the three month period of 2003 reflects increased investment in the development of preclinical and clinical drug candidates, increased manufacturing operations, reduced net interest income, partially offset by decreased general and administrative expenses.

Liquidity and Capital Resources

     We had working capital of $1.17 billion and $1.25 billion at March 31, 2003 and December 31, 2002, respectively. The reduction in our working capital for the three months ended March 31, 2003 is primarily due to our net loss, our increase in restricted investments and our capital expenditures during this period.

     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on development and clinical trials required for the development of therapeutic protein, antibody and fusion protein product candidates.

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

     We must receive FDA clearance to advance each of our products into and through each phase of clinical testing. Moreover, we must receive FDA regulatory approval to launch any of our products commercially. In order to receive such approval, the FDA must conclude that our clinical data establish safety and efficacy and that our products and the manufacturing facilities meet all FDA requirements. We cannot be certain that we will establish sufficient safety and efficacy data to receive regulatory approval for any of our drugs or that our drugs and the manufacturing facilities will meet all FDA requirements.

     In addition, part of our business plan includes collaborating with others. For example, GSK is developing three products discovered by GSK as part of our collaboration with them. We have no control over the progress of GSK’s development plans. While we have received an aggregate of $2.0 million from GSK in connection with development milestones met by GSK during 2003 and 2002, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.

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

     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position, including the restructure of our outstanding lease

Liquidity and Capital Resources (continued)

obligations, in order to reduce our restricted investments and the repurchase or restructure of some or all of our outstanding convertible debt instruments.

     Our future liquidity and capital resources will be affected by our contractual obligations, including two seven-year lease agreements we entered into in 2001 (the “October 2001 lease” and the “November 2001 lease”) relating to research, manufacturing and administrative space either acquired or under construction by two trusts controlled by third parties established solely for that purpose. None of our directors, officers or employees has any financial interest with regard to these lease arrangements or with any of the trusts used in these arrangements. As part of these agreements, we are required to maintain collateral, in the form of restricted investments, in amounts equal to 100% of the financed project cost for the duration of the leases. Our restricted investments for these two leases, along with our restricted investments associated with other leases aggregated $240.2 million as of March 31, 2003 compared to $205.4 million as of December 31, 2002.

     Under these lease agreements, which we have accounted for as operating leases, we have the option to purchase the properties, during and at the end of the lease terms, at an aggregate amount of approximately $526.0 million. Alternatively, we can cause the properties to be sold to third parties. We are contingently liable for the residual value guarantee associated with each property in the event the net sale proceeds are less than the original financed costs of the facilities. The residual value guarantee for the October 2001 lease and the November 2001 lease will be approximately $64.6 million and $394.8 million, respectively, assuming the full amount of the financings is used for construction activities. However, with respect to the November 2001 lease, we have modified the design of the large-scale manufacturing facility, based on an assessment of production requirements for products currently in clinical development. The modified design will likely result in a reduction in the total cost of the facility and the residual value guarantee.

     The October 2001 lease relates to a research and development complex adjacent to our current corporate campus. We are leasing this property for seven years from a trust established solely for this purpose. The rent under this lease is fixed. As of March 31, 2003, the weighted-average interest rate was approximately 4.3%.

     The November 2001 lease relates to the construction of our research and development and administrative main campus and a large-scale manufacturing facility. We will lease these properties for approximately five years, following an estimated two-year construction period, from a trust established solely for this purpose. The rent under these leases is currently based on a floating interest rate, but the trust can lock in a fixed interest rate at any time at our request. To the extent the trust does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. At March 31, 2003, the floating interest rate based primarily on short-term commercial paper was approximately 1.3%.

     The October 2001 and November 2001 leases are currently classified as operating leases under generally accepted accounting principles. We are evaluating the impact of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) on our accounting treatment. If the existing lessors were determined to be variable interest entities, it is likely that FIN 46 would require us to consolidate them when FIN 46 is adopted. We are exploring a restructuring of these operating lease arrangements and are in the process of evaluating what impact, if any, FIN 46 will have on our financial condition, results of operations or liquidity.

     Our funds may be invested in U.S. Treasury securities, government agency obligations, high grade corporate debt securities and various money market instruments rated “A” or better. Such investments

Liquidity and Capital Resources (continued)

reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements contained Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with planned facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 17 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents and short-term and restricted investments by approximately $20.6 million, or approximately 1.4% of the aggregate fair value of $1.44 billion, at March 31, 2003. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of March 31, 2003. We believe that any market change related to our investment securities held as of March 31, 2003 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

     As of March 31, 2003, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology, Corautus and Ciphergen were approximately $2.2 million, $7.6 million, $2.3 million and $1.2 million, respectively. Our investments in Transgene, Corautus and Ciphergen are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

     The facility leases we entered into during 2001 require us to maintain minimum levels of restricted investments as collateral for these facilities. By 2005, our maximum restricted investments for these leases could be approximately $526.0 million. However, our restricted investments under these leases could be lower in light of completed design changes for our large-scale manufacturing facility, which may reduce the cost of the facility. We are also required to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in both a rising or declining interest rate environment.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk (continued)

     The rent under the November 2001 lease is based on a floating interest rate. We can direct the trust, which owns the facilities and leases them to us, to lock in a fixed interest rate. As of March 31, 2003, such a fixed rate for six years would be approximately 3.5% compared to the floating rate as of March 31, 2003 of approximately 1.3%. If interest rates increase, our rent obligations would also increase, which would adversely affect our operating expenses.

     During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”), that will manage our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities will be denominated primarily in euros, we believe the foreign currency fluctuation risks for 2003 to be immaterial to our operations as a whole.

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

We filed a Current Report on Form 8-K, on April 24, 2003, furnishing our financial results for the three months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC

BY:	/s/ William A. Haseltine, Ph.D. William A. Haseltine, Ph.D. Chairman and Chief Executive Officer

BY:	/s/ Steven C. Mayer Steven C. Mayer Senior Vice President and Chief Financial Officer

Dated:   May 14, 2003

CERTIFICATIONS

I, William A. Haseltine, Ph.D., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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

Date:   May 14, 2003

/s/ William A. Haseltine, Ph.D. William A. Haseltine, Ph.D. Chairman and Chief Executive Officer

CERTIFICATIONS

I, Steven C. Mayer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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

Date:   May 14, 2003

/s/ Steven C. Mayer Steven C. Mayer Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Page Number

99.1	Certification of Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.