Form 10-Q
period 2003-06-30
HUMAN GENOME SCIENCES INC
filed 2003-08-11
CIK 901219

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003	Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC.

(Exact name of registrant)

Delaware (State of organization)	22-3178468 (I.R.S. Employer Identification Number)

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

Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding on June 30, 2003 was 129,157,906.

PART I. FINANCIAL INFORMATION

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(dollars in thousands, except share and per share amounts)
Revenue — research and development collaborative contracts	$642	$642	$2,284	$1,284

Costs and expenses:
Research and development	47,787	48,703	94,080	94,290
General and administrative	9,665	12,768	19,331	23,567

Total costs and expenses	57,452	61,471	113,411	117,857

Income (loss) from operations	(56,810)	(60,829)	(111,127)	(116,573)
Interest income	15,345	20,253	34,292	43,661
Interest expense	(5,929)	(5,934)	(11,874)	(11,886)

Income (loss) before taxes	(47,394)	(46,510)	(88,709)	(84,798)
Provision for income taxes	—	—	—	—

Net income (loss)	$(47,394)	$(46,510)	$(88,709)	$(84,798)

Net income (loss) per share, basic and diluted	$(0.37)	$(0.36)	$(0.69)	$(0.66)

Weighted average shares outstanding, basic and diluted	129,055,376	128,511,597	128,975,343	128,434,134

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(dollars in thousands, except
	share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$32,675	$25,205
Short-term investments	1,111,733	1,261,183
Prepaid expenses and other current assets	4,882	10,528

Total current assets	1,149,290	1,296,916
Long-term investments	23,481	15,071
Property, plant and equipment (net of accumulated depreciation and amortization)	142,393	126,437
Restricted investments	240,528	205,352
Other assets	20,917	18,411

TOTAL ASSETS	$1,576,609	$1,662,187

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$448	$448
Current portion of capital lease obligation	263	241
Accounts payable and accrued expenses	24,216	34,570
Accrued payroll and related taxes	10,736	7,911
Deferred revenues	2,568	2,568

Total current liabilities	38,231	45,738
Long-term debt, net of current portion	503,020	503,020
Capital lease obligation, net of current portion	114	261
Deferred revenues	8,987	10,271
Other liabilities	8,597	2,344

Total liabilities	558,949	561,634

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,292	1,289
Additional paid-in capital	1,760,001	1,757,685
Unearned portion of compensatory stock options	—	(229)
Accumulated other comprehensive income (loss)	46,623	43,355
Retained deficit	(790,256)	(701,547)

Total stockholders’ equity	1,017,660	1,100,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,576,609	$1,662,187

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,

	2003	2002

	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(88,709)	$(84,798)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term and restricted investments	3,675	5,401
Depreciation and amortization	11,973	8,319
Loss (gain) on disposal of fixed assets	(21)	237
Compensation expense related to stock options	229	33
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,648	(8,747)
Other assets	754	1,114
Accounts payable and accrued expenses	(9,024)	2,612
Accrued payroll and related taxes	2,825	2,273
Deferred revenues	(1,284)	(1,284)
Other liabilities	197	283

Net cash provided by (used in) operating activities	(73,737)	(74,557)

Cash flows from investing activities:
Capital expenditures — property, plant and equipment	(41,452)	(34,598)
Proceeds from sale of property, plant and equipment	15,000	—
Purchase of short-term investments and marketable securities	(290,300)	(331,843)
Proceeds from sales and maturities of investments and marketable securities	427,659	372,366

Net cash provided by (used in) investing activities	110,907	5,925

Cash flows from financing activities:
Proceeds from sale of restricted investments	22,247	—
Restricted investments	(54,141)	(5,302)
Payments on capital lease	(125)	(119)
Proceeds from issuance of common stock (net of expenses)	2,319	2,620

Net cash provided by (used in) financing activities	(29,700)	(2,801)

Net increase (decrease) in cash and cash equivalents	7,470	(71,433)
Cash and cash equivalents — beginning of period	25,205	88,319

Cash and cash equivalents - end of period	$32,675	$16,886

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,755	$10,757
Income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (DOLLARS IN THOUSANDS):

In February 2003, the Company tendered its equity interest in Vascular Genetics, Inc. (“VGI”), a privately-held company, in exchange for approximately an 18% equity interest in Corautus Genetics Inc., a publicly-traded company that resulted from the merger of VGI and GenStar Therapeutics Corporation. As of the date of this exchange, the Company had no carrying value in its equity interest in VGI. Immediately following this transaction, the market value of the Company’s investment in Corautus was approximately $5,659.

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2003
(dollars in thousands, except share and per share data)

Note 1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2003 and 2002, the Company’s financial position at June 30, 2003, and the cash flows for the six month periods ended June 30, 2003 and 2002. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K and the Company’s March 31, 2003 Quarterly Report on Form 10-Q.

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of future financial results.

Note 2. Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to stock-based employee compensation is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(47,394)	$(46,510)	$(88,709)	$(84,798)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18,844)	(36,226)	(54,415)	(64,427)
Add: Stock-based non-employee compensation included in included in net income (loss)	—	17	229	33

Pro forma net income (loss)	$(66,238)	$(82,719)	$(142,895)	$(149,192)

Net income (loss) per share:
Basic and diluted — as reported	$(0.37)	$(0.36)	$(0.69)	$(0.66)
Basic and diluted — pro forma	$(0.51)	$(0.64)	$(1.11)	$(1.16)

The effect of applying SFAS No. 123 on the three and six month periods ended June 30, 2003 and 2002 pro forma net loss and net loss per share as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2003
(dollars in thousands, except share and per share data)

Note 3. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term and restricted securities, and on the Company’s long-term investments in Transgene, S.A. (“Transgene”), Cambridge Antibody Technology, Corautus Genetics Inc. (“Corautus”) and Ciphergen, along with the activity for the Company’s Foreign Currency Translation Adjustment, to be included in other comprehensive income. See Note 5, Investment in Corautus Genetics Inc., for discussion of the Company’s investment in Corautus.

During the three and six month periods ended June 30, 2003 and 2002, total comprehensive income (loss) amounted to:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$(47,394)	$(46,510)	$(88,709)	$(84,798)
Net unrealized gains (losses):
Short-term investments	(5,031)	10,025	(8,419)	(7,929)
Long-term investments	10,144	(8,027)	8,410	(17,993)
Restricted investments	3,068	1,161	3,282	(56)
Foreign currency translation	(5)	—	(5)	—

Total comprehensive income (loss)	$(39,218)	$(43,351)	$(85,441)	$(110,776)

Realized gains and losses on securities sold before maturity, which are included in the Company’s net income (loss) for the three and six month periods ended June 30, 2003 and 2002, and their respective net proceeds were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Realized gains	$1,250	$913	$4,530	$4,508
Realized losses	(415)	(131)	(415)	(473)
Net proceeds	95,919	57,642	213,578	284,689

Note 4. Commitments and Other Matters

In June 2003, the Company restructured the two lease agreements it had previously entered into in 2001 (the “October 2001 lease” and the “November 2001 lease”) as a result of new accounting requirements established by Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). The October 2001 lease relates primarily to a research campus, located at 9800 Medical Center Drive, which the Company had leased for seven years from a trust controlled by third parties established solely for that purpose. The November 2001 lease related to the construction of the

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2003
(dollars in thousands, except share and per share data)

Note 4. Commitments and Other Matters (continued)

Company’s research and development and administrative main campus and a large-scale manufacturing facility. The Company originally planned to lease these November 2001 properties for approximately five years, following an estimated two-year construction period, from a trust controlled by third parties established solely for that purpose. The restructurings have eliminated and dissolved the trusts that were parties to these leases.

Under the terms of the restructuring of the October 2001 lease, the Company will continue to operate under the original lease, which has been assigned, effective June 26, 2003, to the existing owner of the facility (the “9800 MCD lease”). The total financed cost of the facility covered under the 9800 MCD lease is approximately $76,000. The Company’s rent obligation began in 2001 and will approximate the lessor’s debt service costs. As of June 30, 2003, the lessor had fixed the interest rate on $76,000 at a weighted-average interest rate of approximately 4.3%.

The November 2001 lease was cancelled effective June 30, 2003. The total projected financed cost of the facilities originally anticipated to be covered under the November 2001 lease was approximately $450,000. The Company has now separated the financing for the research and development and administrative main campus from the large-scale manufacturing facility. With respect to the research and development and administrative main campus, located on the Traville site, Wachovia Development Corporation (“WDC”) acquired ownership of the project and entered into an approximately seven-year operating lease (the “Traville lease”) with the Company. WDC, a wholly-owned subsidiary of Wachovia Corporation, is primarily engaged in real estate finance, development and leasing activities, with direct real estate investments and net real estate lease investments exceeding $650,000 at the time of inception of the Traville lease. The total projected financed cost of the Traville lease facility is approximately $200,000. The construction of the research and development and administrative main campus is on schedule and the facility is expected to be completed during the second half of 2003, at which time the rent obligations under the Traville lease will commence. The Company’s rent obligation will approximate the lessor’s debt service costs plus a return on the lessor’s equity investment. The Company’s rent obligation under the Traville lease is floating and is based primarily on short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at the Company’s request. The floating rate was approximately 1.3% as of June 30, 2003.

With respect to the large-scale manufacturing facility, the Company has assumed ownership of and responsibility for financing this project. The total projected financed cost of this facility had been approximately $250,000, but as a result of a redesign completed earlier in 2003, the Company anticipates that the facility will be completed by 2005 at a cost of approximately $210,000.

With respect to restricted investments, the Company has no restricted investment obligations for the large-scale manufacturing facility. The Company’s restricted investments with respect to the 9800 MCD lease, the Traville lease and other leases for the existing process development and manufacturing facility could reach approximately $295,000, assuming the full amount committed is used for construction purposes. The Company will be required to restrict investments equal to 100% of the full amount of the approximately $76,000 financed project cost for the 9800 MCD lease and 102% of the full amount of the approximately $200,000 financed project cost for the Traville lease, or $204,000, by the conclusion of the construction period, as collateral for the duration of the leases. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $240,528 and $205,352 as of June 30, 2003 and December 31, 2002, respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2003
(dollars in thousands, except share and per share data)

Note 4. Commitments and Other Matters (continued)

Under the 9800 MCD and Traville lease agreements, which the Company has accounted for as operating leases, the Company has the option to purchase the properties, during or at the end of the lease terms, at an aggregate amount of approximately $276,000, assuming the full amount of the financings is used for construction activities. Alternatively, the Company can cause the properties to be sold to third parties.

With respect to the 9800 MCD lease, the Company has a residual value guarantee of 85% of the total financed cost at lease termination. In the event of the Company’s default, the Company is responsible for 100% of the total financed cost of the project. Because the lessor is responsible for servicing and repaying the debt financings to various parties, the Company has made the residual value guarantee to the lessor. In the event the lessor defaults to the lender, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of June 30, 2003, the Company’s residual value guarantee for the 9800 MCD lease had reached the full maximum amount of $64,600.

With respect to the Traville lease, upon completion the Company will have a residual value guarantee of 87.75% of the total financed cost at lease termination. In the event of default, the Company is responsible for 100% of the total financed cost of the project. During the construction period, except under certain limited circumstances, recourse to the Company is limited to approximately 89.9% of the financed cost incurred. Because the lessor is responsible for servicing and repaying the debt financings to various parties, the Company has made the residual value guarantee to the lessor. In the event the lessor defaults to the lender, the Company has the right to cure the default or exercise its option to acquire the property. The Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts at any time. As of June 30, 2003, recourse against the Company for the Traville lease was approximately $130,494, as compared to the potential maximum guarantee of $175,500, assuming the full amount of the lease is used for construction activities.

In connection with the 9800 MCD lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities, as well as comply with certain dividend restrictions. In connection with the Traville lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios.

In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), the Company recorded the estimated fair market value of the maximum residual value guarantee of the Traville lease during the second quarter of 2003. The Company has estimated the fair market value of the guarantee as approximately $4,400 and has recorded this amount within Other assets and Other liabilities on the Company’s consolidated balance sheet as of June 30, 2003. The Company will amortize both amounts on a straight-line basis over the term of the lease.

There are no recourse provisions under either the 9800 MCD or Traville lease that would enable the Company to recover from third parties any of the amounts paid under the guarantees. The Company

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2003
(dollars in thousands, except share and per share data)

Note 4. Commitments and Other Matters (continued)

has set aside collateral in the form of restricted investments sufficient to satisfy all current obligations under the guarantees. In addition, the Company has the right to cause the sale of the properties covered by the leases and may recover all or a portion of the money paid under the guarantees.

During the second quarter of 2003, the Company sold equipment with an original cost of approximately $15,000 to an equipment lessor and has entered into a lease-back arrangement for a lease with a term of five years, which the Company has accounted for as an operating lease. The Company must either purchase the equipment at the end of the initial term at the greater of fair market value or 20% of original cost or extend the term of the lease for an additional year. Minimum annual rentals are approximately $3,000.

Note 5. Investment in Corautus Genetics Inc.

During the first quarter of 2003, the Company tendered its equity interest in Vascular Genetics, Inc. (“VGI”), a privately-held company, in exchange for approximately an 18% equity interest in Corautus Genetics Inc., a publicly-traded company that resulted from the merger of VGI and GenStar Therapeutics Corporation. As of the date of this exchange, the Company had no carrying value in its equity interest in VGI. Immediately following this transaction, the market value of the Company’s investment in Corautus was approximately $5,659. As a result, the Company recorded an unrealized gain equal to the market value for this long-term investment as of the date of this exchange. The Company is adjusting this unrealized gain to reflect changes in market value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Note 6. Fair Value of Financial Instruments

The carrying amounts for the Company’s cash and cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses reflected in the consolidated balance sheets at June 30, 2003 and December 31, 2002 approximate their respective fair values.

The carrying value of the Company’s debt was approximately $504,000 as of both June 30, 2003 and December 31, 2002. The fair value of the Company’s long-term debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt increased as of June 30, 2003 as compared to December 31, 2002, and accordingly, the fair value of the Company’s debt increased to approximately $425,000 as of June 30, 2003 from $344,000 as of December 31, 2002.

Note 7. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and for periods beginning after June 15, 2003 for all other variable interest entities. As a result of these new requirements, the Company restructured certain of its leases. See Note 4, Commitments and Other Matters, for additional discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Month and Six Month Periods Ended June 30, 2003 and 2002

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

     We are conducting clinical trials with ten of our products. Additional products are in clinical trials by companies with which we are collaborating. We continue to evaluate new drugs for advancement into clinical development.

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

     We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements with GlaxoSmithKline and, to a lesser extent, other agreements. The GlaxoSmithKline collaboration agreement and many of our other collaboration agreements expired in 2001 and will only generate additional milestone and royalty payments if our collaborators successfully develop drugs based on our technology. We may not receive any of these payments and may not be able to enter into additional collaboration agreements.

     We expect that any significant revenue or income for at least the next several years may be limited to interest income, payments under various collaboration agreements to the extent milestones are met, payments from the sale of product rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on preclinical and clinical trials required for the development of therapeutic protein, antibody and fusion protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or new collaboration agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Results of Operations

     Revenues. Revenues were $0.6 million for the three months ended June 30, 2003 compared to revenues of $0.6 million for the three months ended June 30, 2002. Revenues for both the three month periods ended June 30, 2003 and 2002 represent revenue recognized from Transgene. Revenues were $2.3 million for the six months ended June 30, 2003 compared to revenues of $1.3 million for the six months ended June 30, 2002. Revenues for the six months ended June 30, 2003 include a $1.0 million milestone payment earned and received from GlaxoSmithKline (“GSK”) and $1.3 million in revenue recognized from Transgene. Revenues for the six months ended June 30, 2002 represent revenue recognized from Transgene.

Results of Operations (continued)

     Expenses. Research and development expenses were $47.8 million for the three months ended June 30, 2003 compared to $48.7 million for the three months ended June 30, 2002. Research and development expenses were $94.1 million for the six months ended June 30, 2003 compared to $94.3 million for the six months ended June 30, 2002. We track our research and development expenditures by type of cost incurred – discovery, drug development, manufacturing and clinical development costs.

     Our discovery costs decreased to $8.0 million for the three months ended June 30, 2003 from $11.2 million for the three months ended June 30, 2002. Discovery costs decreased to $16.4 million for the six months ended June 30, 2003 from $22.8 million for the six months ended June 30, 2002. The decrease in discovery costs for both the three and six month periods ended June 30, 2003 is primarily due to reduced activity in gene discovery and in the study of preclinical therapeutic protein drug candidates.

     Our drug development costs decreased slightly to $13.5 million for the three months ended June 30, 2003 from $13.8 million for the three months ended June 30, 2002. Drug development costs increased slightly to $27.3 million for the six months ended June 30, 2003 from $27.0 million for the six months ended June 30, 2002.

     Our manufacturing costs increased to $15.7 million for the three months ended June 30, 2003 from $14.4 million for the three months ended June 30, 2002. Manufacturing costs increased to $31.1 million for the six months ended June 30, 2003 from $28.3 million for the six months ended June 30, 2002. The increase in manufacturing costs for both the three and six month periods ended June 30, 2003 is due to the increased production activities within our process development and manufacturing facilities needed to support our increased clinical activities.

     Our clinical development costs increased to $10.6 million for the three months ended June 30, 2003 from $9.3 million for the three months ended June 30, 2002. Clinical development costs increased to $19.3 million for the six months ended June 30, 2003 from $16.2 million for the six months ended June 30, 2002. The increase in clinical development costs for both the three and six month periods ended June 30, 2003 is primarily due to the cost of continuing ongoing trials from 2002 as well as initiating new trials in 2003.

     General and administrative expenses decreased to $9.7 million for the three months ended June 30, 2003 from $12.8 million for the three months ended June 30, 2002. General and administrative expenses decreased to $19.3 million for the six months ended June 30, 2003 from $23.6 million for the six months ended June 30, 2002. The decrease for both the three and six month periods ended June 30, 2003 resulted primarily from lower legal expenses associated with filing and prosecuting patent applications relating to genes and proteins we discovered, partially offset by higher facility and other costs.

     Interest income decreased for both the three and six month periods ended June 30, 2003, compared to the three and six month periods ended June 30, 2002, due to lower average cash balances as a result of our net losses in 2003 and 2002 and our capital expenditures during this period, as well as a reduced yield on our investments. Interest expense decreased for both the three and six month periods ended June 30, 2003 due to a reduction in our capital lease obligation for 2003 compared to 2002.

     Net Income (Loss). We recorded a net loss of $47.4 million, or $0.37 per share, for the three months ended June 30, 2003 compared to a net loss of $46.5 million, or $0.36 per share, for the three months ended June 30, 2002. We recorded a net loss of $88.7 million, or $0.69 per share, for the six months ended June 30, 2003 compared to a net loss of $84.8 million, or $0.66 per share, for the six months ended June 30, 2002. The increased loss for the three and six month periods ended June 30, 2003 reflects increased investment in the development of preclinical and clinical drug candidates, increased manufacturing operations and reduced net interest income, partially offset by decreased general and administrative expenses.

Liquidity and Capital Resources

     We had working capital of $1.11 billion and $1.25 billion at June 30, 2003 and December 31, 2002, respectively. The reduction in our working capital during the six months ended June 30, 2003 is primarily due to our net loss, along with a net increase in our restricted investments and capital expenditures during this period.

     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on development and clinical trials required for the development of therapeutic protein, antibody and fusion protein product candidates.

     The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We are proceeding with numerous clinical trials. We have several Phase 1 and Phase 2 trials underway and expect to initiate additional trials in the future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase 1, Phase 2 and Phase 3 trials could span one year, one to two years and two to four years, respectively. The duration and cost of our clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial.

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

     In addition, part of our business plan includes collaborating with others. For example, GSK is developing products discovered by GSK as part of our collaboration with them. We have no control over the progress of GSK’s development plans. While we have received an aggregate of $2.0 million from GSK in connection with development milestones met by GSK during 2003 and 2002, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.

     Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds and interest income will be sufficient to fund our operations for the next several years.

Liquidity and Capital Resources (continued)

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

     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. In this regard, we recently restructured certain of our outstanding lease obligations and may further modify our lease financings and repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.

     Our future liquidity and capital resources will be affected by our contractual obligations, including two seven-year lease agreements that relate to a research campus and a research and development and administrative campus, either acquired or under construction (the “9800 MCD lease” and the “Traville lease”, respectively). None of our directors, officers or employees has any financial interest with regard to these lease arrangements.

     The 9800 MCD lease resulted from the restructure of an October 2001 lease, and relates to a $76.0 million research campus located at 9800 Medical Center Drive, adjacent to our future corporate campus. We are leasing this property for seven years. The rent under this lease is fixed. As of June 30, 2003, the weighted-average interest rate was approximately 4.3%.

     The Traville lease resulted from the cancellation of a November 2001 lease effective June 30, 2003 and relates to a research and development and administrative main campus located on the Traville site. The total projected financed cost of this main campus along with a large-scale manufacturing facility also anticipated to be covered under the original lease was approximately $450.0 million. We have now separated the financing for the research and development and administrative main campus from the large-scale manufacturing facility.

     With respect to the research and development and administrative main campus, we have entered into an approximately seven-year operating lease. The total projected financed cost of the Traville lease facility is approximately $200.0 million. The construction of the research and development and administrative main campus is on schedule and the facility is expected to be completed during the second half of 2003, at which time the rent obligations under the Traville lease will commence. Our rent obligation will approximate the lessor’s debt service costs plus a return on the lessor’s equity investment. The rent under this lease is currently based on the rate for short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at our request. To the extent the lessor does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. The current floating rate was approximately 1.3% as of June 30, 2003.

     With respect to the large-scale manufacturing facility, we have assumed ownership of and responsibility for financing this project. The total projected financed cost of this facility had been approximately $250.0 million, but as a result of a redesign completed earlier in 2003, we anticipate the facility to be completed by 2005 at a cost of approximately $210.0 million. In addition, because we have assumed ownership and financing of this project, we have reduced our total future contractual obligations by approximately $19.0 million, based on the estimated future payments that had been due under the now cancelled operating lease for this facility. We no longer have any restricted investment obligations for the large-scale manufacturing facility that had been part of the November 2001 lease.

Liquidity and Capital Resources (continued)

     Our restricted investments with respect to the 9800 MCD lease, the Traville lease and other leases for the existing process development and manufacturing facility could reach approximately $295.0 million, assuming the full amount committed is used for construction purposes. We will be required to restrict investments equal to 100% of the full amount of the approximately $76.0 million financed project cost for the 9800 MCD lease and 102% of the full amount of the approximately $200.0 million financed project cost for the Traville lease, or $204.0 million, by the conclusion of the construction period, as collateral for the duration of the leases. In addition, we are also required to maintain up to a maximum of $15.0 million in restricted investments with respect to the process development and manufacturing facility leases. Our restricted investments for all of these leases aggregated $240.5 million as of June 30, 2003 compared to $205.4 million as of December 31, 2002.

     Under the 9800 MCD and Traville leases, which we have accounted for as operating leases, we have the option to purchase the properties during and at the end of the lease terms at an aggregate amount of approximately $276.0 million. Alternatively, we can cause the properties to be sold to third parties. We are contingently liable for the residual value guarantee associated with each property in the event the net sale proceeds are less than the original financed costs of the facilities. Upon completion of the facilities covered by these leases, assuming the full amount of the leases is used for construction activities, we will be contingently liable for the residual value guarantee associated with each property up to an aggregate amount of $240.1 million. Of this amount, the residual value guarantee for the 9800 MCD lease and the Traville lease will be approximately $64.6 million and $175.5 million, respectively, assuming the full amount of the financings is used for construction activities.

     Our unrestricted and restricted funds may be invested in U.S. Treasury securities, government agency obligations, high grade corporate debt securities and various money market instruments rated “A” or better. Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 18 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents and short-term and restricted investments by approximately $20.6 million, or approximately 1.5% of the aggregate fair value of $1.38 billion, at June 30, 2003. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of June 30, 2003. We believe that any market change related to our investment securities held as of June 30, 2003 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

     As of June 30, 2003, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology (“CAT”), Corautus and Ciphergen were approximately $4.6 million, $12.0 million, $4.7 million and $2.2 million, respectively. Our investments in Transgene, Corautus and Ciphergen are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

     The facility leases we entered into during 2003 and 2001 require us to maintain minimum levels of restricted investments as collateral for these facilities. By 2005, our maximum restricted investments for these leases could be approximately $280.0 million. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, our overall level of restricted investments could reach $295.0 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in both a rising or declining interest rate environment.

     The rent under the Traville lease is based on a floating interest rate. We can direct the lessor to lock in a fixed interest rate. As of June 30, 2003, such a fixed rate for seven years would be approximately 3.3% compared to the floating rate as of June 30, 2003 of approximately 1.3%. If interest rates increase, our rent obligations would also increase, which would adversely affect our operating expenses.

     During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”), that will manage our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks for 2003 to be immaterial to our operations as a whole.

Item 4. Controls and Procedures

     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2003, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders, held on May 21, 2003, the following members were re-elected to the Board of Directors:

	Affirmative	Votes
	Votes	Withheld

Terms expiring in 2006

William A. Haseltine, Ph.D.	106,172,629	772,265
Laura D’Andrea Tyson, Ph.D.	81,148,373	25,796,521
Robert D. Hormats	101,630,403	5,314,491
Alan G. Spoon	105,859,793	1,085,101

     The following proposal was approved at our Annual Meeting of Shareholders:

	Affirmative	Negative
	Votes	Votes	Abstentions

Ratification of the selection of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 2003	105,062,023	1,821,455	61,415

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Omnibus Agreement between Maryland Economic Development Corporation, Wells Fargo Bank Northwest, National Association, Human Genome Sciences, Inc., Allfirst Bank, a division of M&T Bank and the other parties named therein dated June 26, 2003.

Item 6. Exhibits and Reports on Form 8-K (continued)

10.2	Amended and Restated Participation Agreement and Appendix A to the Amended and Restated Participation Agreement between Human Genome Sciences, Inc., Wachovia Development Corporation and the other parties named therein dated June 30, 2003.

10.3	Amended and Restated Lease Agreement between Wachovia Development Corporation and Human Genome Sciences, Inc. dated June 30, 2003.

10.4	Amended and Restated Agency Agreement between Human Genome Sciences, Inc. and Wachovia Development Corporation dated June 30, 2003.

10.5	Amended and Restated Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Human Genome Sciences, Inc. dated June 30, 2003.

10.6	Amended and Restated Assignment of Liquid Collateral Agreement between Human Genome Sciences, Inc. and Wachovia Bank, National Association dated June 30, 2003.

10.7	Amended and Restated Human Genome Sciences, Inc. Employee Stock Purchase Plan dated May 21, 2003.

Item 6. Exhibits and Reports on Form 8-K (continued)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K, on April 24, 2003, furnishing our financial results for the three months ended March 31, 2003.

We filed a Current Report on Form 8-K, on July 29, 2003, furnishing our financial results for the three and six months ended June 30, 2003.

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

Steven C. Mayer Senior Vice President and Chief Financial Officer

Dated: August 11, 2003

EXHIBIT INDEX

                 Exhibit Page Number

10.1	Omnibus Agreement between Maryland Economic Development Corporation, Wells Fargo Bank Northwest, National Association, Human Genome Sciences, Inc., Allfirst Bank, a division of M&T Bank and the other parties named therein dated June 26, 2003.

10.2	Amended and Restated Participation Agreement and Appendix A to the Amended and Restated Participation Agreement between Human Genome Sciences, Inc., Wachovia Development Corporation and the other parties named therein dated June 30, 2003.

10.3	Amended and Restated Lease Agreement between Wachovia Development Corporation and Human Genome Sciences, Inc. dated June 30, 2003.

10.4	Amended and Restated Agency Agreement between Human Genome Sciences, Inc. and Wachovia Development Corporation dated June 30, 2003.

10.5	Amended and Restated Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association and accepted and agreed to by Human Genome Sciences, Inc. dated June 30, 2003.

10.6	Amended and Restated Assignment of Liquid Collateral Agreement between Human Genome Sciences, Inc. and Wachovia Bank, National Association dated June 30, 2003.

10.7	Amended and Restated Human Genome Sciences, Inc. Employee Stock Purchase Plan dated May 21, 2003.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.