Form 10-Q
period 2003-09-30
HUMAN GENOME SCIENCES INC
filed 2003-11-12
CIK 901219

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003	Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC.

(Exact name of registrant)

Delaware (State of organization)	22-3178468 (I.R.S. Employer Identification Number)

14200 Shady Grove Road, Rockville, Maryland 20850-7464
(Address of principal executive offices and zip code)

(301) 309-8504
(Registrant’s telephone Number)

(Former address – 9410 Key West Avenue, Rockville, Maryland 20850-3331)

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

Yes X   No

The number of shares of the registrant’s common stock outstanding on September 30, 2003 was 129,239,581.

TABLE OF CONTENTS

		Page
		Number
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Statements of Operations for the three and nine months
	ended September 30, 2003 and 2002	3
	Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	4
	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4	Controls and Procedures	18

PART II	OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	19
	Signatures	20
	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(dollars in thousands, except share and per share amounts)
Revenue – research and development collaborative contracts	$1,242	$1,642	$3,526	$2,926

Costs and expenses:
Research and development	48,352	47,993	142,432	142,283
General and administrative	10,785	10,449	30,116	34,016

Total costs and expenses	59,137	58,442	172,548	176,299

Income (loss) from operations	(57,895)	(56,800)	(169,022)	(173,373)
Interest income	15,812	19,817	50,104	63,478
Interest expense	(5,605)	(5,932)	(17,479)	(17,818)
Charge for impaired investment	–	(32,158)	–	(32,158)

Income (loss) before taxes	(47,688)	(75,073)	(136,397)	(159,871)
Provision for income taxes	–	–	–	–

Net income (loss)	$(47,688)	$(75,073)	$(136,397)	$(159,871)

Net income (loss) per share, basic and diluted	$(0.37)	$(0.58)	$(1.06)	$(1.24)

Weighted average shares outstanding, basic and diluted	129,186,271	128,700,714	129,046,364	128,523,971

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(dollars in thousands, except
Assets	share and per share amounts)
Current assets:
Cash and cash equivalents	$10,071	$25,205
Short-term investments	1,039,327	1,261,183
Prepaid expenses and other current assets	4,118	10,528

Total current assets	1,053,516	1,296,916
Long-term investments	27,632	15,071
Property, plant and equipment (net of accumulated depreciation and amortization)	157,483	126,437
Restricted investments	266,140	205,352
Other assets	19,804	18,411

TOTAL ASSETS	$1,524,575	$1,662,187

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$448	$448
Current portion of capital lease obligation	266	241
Accounts payable and accrued expenses	26,721	34,570
Accrued payroll and related taxes	10,923	7,911
Deferred revenues	2,568	2,568

Total current liabilities	40,926	45,738
Long-term debt, net of current portion	503,020	503,020
Capital lease obligation, net of current portion	46	261
Deferred revenues	8,345	10,271
Other liabilities	8,427	2,344

Total liabilities	560,764	561,634

Stockholders’ equity:
Preferred stock	–	–
Common stock	1,292	1,289
Additional paid-in capital	1,760,666	1,757,685
Unearned portion of compensatory stock options	–	(229)
Accumulated other comprehensive income (loss)	39,797	43,355
Retained deficit	(837,944)	(701,547)

Total stockholders’ equity	963,811	1,100,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,524,575	$1,662,187

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,

	2003	2002

	(dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(136,397)	$(159,871)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term and restricted investments	7,066	12,050
Depreciation and amortization	17,413	12,997
Charge for impaired investment	–	32,158
Loss (gain) on disposal of fixed assets	435	314
Compensation expense related to stock options	229	249
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,410	(261)
Other assets	1,149	3,580
Accounts payable and accrued expenses	(9,413)	91
Accrued payroll and related taxes	3,012	2,723
Deferred revenues	(1,926)	(1,926)
Other liabilities	189	282

Net cash provided by (used in) operating activities	(111,833)	(97,614)

Cash flows from investing activities:
Capital expenditures – property, plant and equipment	(58,982)	(44,889)
Proceeds from sale of property, plant and equipment	15,000	–
Purchase of short-term investments and marketable securities	(581,380)	(495,897)
Proceeds from sales and maturities of investments and marketable securities	778,911	616,135

Net cash provided by (used in) investing activities	153,549	75,349

Cash flows from financing activities:
Proceeds from sale of restricted investments	22,247	–
Restricted investments	(81,891)	(48,652)
Payments on capital lease	(190)	(156)
Proceeds from issuance of common stock (net of expenses)	2,984	3,541

Net cash provided by (used in) financing activities	(56,850)	(45,267)

Net increase (decrease) in cash and cash equivalents	(15,134)	(67,532)

Cash and cash equivalents – beginning of period	25,205	88,319

Cash and cash equivalents – end of period	$10,071	$20,787

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,470	$21,475
Income taxes	$–	$–

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
For the Quarter Ended September 30, 2003

(dollars in thousands, except share and per share data)

Note 1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 2003 and 2002, the Company’s financial position at September 30, 2003, and the cash flows for the nine month periods ended September 30, 2003 and 2002. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K and the Company’s March 31, 2003 and June 30, 2003 Quarterly Reports on Form 10-Q.

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of future financial results.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(47,688)	$(75,073)	$(136,397)	$(159,871)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,024)	(26,877)	(71,436)	(91,304)
Add: Stock-based non-employee compensation included in included in net income (loss)	–	216	229	249

Pro forma net income (loss)	$(64,712)	$(101,734)	$(207,604)	$(250,926)

Net income (loss) per share: Basic and diluted – as reported	$(0.37)	$(0.58)	$(1.06)	$(1.24)
Basic and diluted – pro forma	$(0.50)	$(0.79)	$(1.61)	$(1.95)

     The effect of applying SFAS No. 123 on the three and nine month periods ended September 30, 2003 and 2002 pro forma net loss and net loss per share as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2003

(dollars in thousands, except share and per share data)

Note 3. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term and restricted securities, and on the Company’s long-term investments in Transgene, S.A. (“Transgene”), Cambridge Antibody Technology (“CAT”), Corautus Genetics Inc. (“Corautus”) and Ciphergen Biosystems, Inc. (“Ciphergen”), along with the activity for the Company’s Foreign Currency Translation Adjustment, to be included in other comprehensive income.

During the three and nine month periods ended September 30, 2003 and 2002, total comprehensive income (loss) amounted to:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$(47,688)	$(75,073)	$(136,397)	$(159,871)
Net unrealized gains (losses):
Short-term investments	(8,840)	15,237	(17,259)	7,308
Long-term investments	4,151	(10,619)	12,561	(28,612)
Restricted investments	(2,138)	2,221	1,144	2,165
Foreign currency translation	1	–	(4)	–

Subtotal	(6,826)	6,839	(3,558)	(19,139)

Impairment loss relating to investment in CAT	–	32,158	–	32,158

Total comprehensive income (loss)	$(54,514)	$(36,076)	$(139,955)	$(146,852)

In September 2002, the Company reduced the carrying value of its investment in CAT in the amount of $32,158 and reversed the previously-recorded unrealized loss relating to this investment due to the significant reduction in market value of CAT’s shares that the Company believed may not be temporary. As a result, the Company had an adjusted cost of $13,080 as determined by the current market value of CAT’s publicly-traded common stock and no unrealized loss as of this same date.

Realized gains and losses on securities sold before maturity, which are included in the Company’s net income (loss) for the three and nine month periods ended September 30, 2003 and 2002, and their respective net proceeds were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Realized gains	$3,866	$1,399	$8,396	$5,907
Realized losses	(910)	(108)	(1,326)	(582)
Net proceeds	328,189	131,013	541,767	415,702

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2003

(dollars in thousands, except share and per share data)

Note 4. Commitments and Other Matters

The Company leases all of its research and development and administrative facilities. The Company’s primary research and development and administrative facility, located on the Traville site, is owned by Wachovia Development Corporation (“WDC”). As a result of a restructuring of the lease relating to this site in June 2003, the Company entered into an approximately seven-year operating lease (the “Traville lease”) with WDC. WDC, a wholly-owned subsidiary of Wachovia Corporation, is primarily engaged in real estate finance, development and leasing activities. The total projected financed cost of the Traville lease facility is approximately $200,000. As of September 30, 2003, the total projected financed cost of the Traville facility relative to WDC’s total direct real estate investments and net real estate lease investments was below the level requiring consolidation of WDC into the Company’s consolidated financial statements. The construction of the research and development and administrative facility is on schedule and the facility is expected to be completed by the end of 2003, at which time the rent obligations under the Traville lease will commence. The Company’s rent obligation will approximate the lessor’s debt service costs plus a return on the lessor’s equity investment. The Company’s rent obligation under the Traville lease is floating and is based primarily on short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at the Company’s request. The floating rate was approximately 1.1% as of September 30, 2003.

In addition, the Company leases a research facility, located at 9800 Medical Center Drive (the “9800 MCD” lease), as a result of a seven-year lease entered into in October 2001 with a trust controlled by third parties established solely for that purpose. As a result of a lease restructuring in June 2003, the Company continues to operate under this same lease, which was assigned to the owner of the facility. The total financed cost of the facility covered under the 9800 MCD lease is approximately $76,000. The Company’s rent obligation began in 2001 and will approximate the lessor’s debt service costs. As of September 30, 2003, the lessor had fixed the interest rate on the total financed cost at a weighted-average interest rate of approximately 4.3%.

The Company’s restricted investments with respect to the Traville lease, the 9800 MCD lease and other leases for the existing process development and manufacturing facility could reach approximately $295,000, assuming the full amount committed is used for construction purposes. The Company will be required to restrict investments equal to 102% of the full amount of the approximately $200,000 financed project cost for the Traville lease, or $204,000, by the conclusion of the construction period, and 100% of the full amount of the approximately $76,000 financed project cost for the 9800 MCD lease as collateral for the duration of the leases. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $266,140 and $205,352 as of September 30, 2003 and December 31, 2002, respectively. As of December 31, 2002, restricted investments also included approximately $21,636 that related to the construction of the Company’s large-scale manufacturing facility. As a result of the lease restructurings in June 2003, the Company no longer maintains any restricted investments with respect to this facility.

Under the Traville and 9800 MCD lease agreements, which the Company has accounted for as operating leases, the Company has the option to purchase the properties, during or at the end of the lease terms, at an aggregate amount of approximately $276,000, assuming the full amount of the financings is used for construction activities. Alternatively, the Company can cause the properties to be sold to third parties.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2003

(dollars in thousands, except share and per share data)

Note 4. Commitments and Other Matters (continued)

With respect to the Traville lease, upon completion the Company will have a residual value guarantee of 87.75% of the total financed cost at lease termination. In the event of default, the Company is responsible for 100% of the total financed cost of the project. During the construction period, except under certain limited circumstances, recourse to the Company is limited to approximately 89.9% of the financed cost incurred. Because the lessor is responsible for servicing and repaying the debt financings to various parties, the Company has made the residual value guarantee to the lessor. In the event the lessor defaults to the lender, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of September 30, 2003, recourse against the Company for the Traville lease was approximately $149,574 as compared to the potential maximum guarantee of $175,500, assuming the full amount of the lease is used for construction activities.

With respect to the 9800 MCD lease, the Company has a residual value guarantee of 85% of the total financed cost at lease termination. In the event of default, the Company is responsible for 100% of the total financed cost of the project. Because the lessor is responsible for servicing and repaying the debt financings to various parties, the Company has made the residual value guarantee to the lessor. In the event the lessor defaults to the lender, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of September 30, 2003, the Company’s residual value guarantee for the 9800 MCD lease had reached the full maximum amount of $64,600.

In connection with the Traville lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In connection with the 9800 MCD lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities, as well as comply with certain dividend restrictions.

In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), the Company recorded the estimated fair market value of the maximum residual value guarantee of the Traville lease during the second quarter of 2003. The Company estimated the fair market value of the guarantee as approximately $4,400 and is amortizing this amount on a straight-line basis over the term of the lease. As of September 30, 2003, the unamortized amount of approximately $4,200 was recorded within Other assets and Other liabilities on the Company’s consolidated balance sheet.

There are no recourse provisions under either the Traville or 9800 MCD leases that would enable the Company to recover from third parties any of the amounts paid under the guarantees. The Company has set aside collateral in the form of restricted investments sufficient to satisfy all current obligations under the guarantees. In addition, the Company has the right to cause the sale of the properties covered by the leases and may recover all or a portion of the money paid under the guarantees.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2003

(dollars in thousands, except share and per share data)

Note 5. Fair Value of Financial Instruments

The carrying amounts for the Company’s cash and cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses reflected in the consolidated balance sheets at September 30, 2003 and December 31, 2002 approximate their respective fair values.

The carrying value of the Company’s debt was approximately $504,000 as of both September 30, 2003 and December 31, 2002. The fair value of the Company’s long-term debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt increased as of September 30, 2003 as compared to December 31, 2002, and accordingly, the fair value of the Company’s debt increased to approximately $446,000 as of September 30, 2003 from $344,000 as of December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Month and Nine Month Periods Ended September 30, 2003 and 2002

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

     Ten of our products are in clinical development. Additional products are in clinical trials by companies with which we are collaborating. We continue to evaluate new drugs for advancement into clinical development.

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

     We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements with GlaxoSmithKline and, to a lesser extent, other agreements. The initial research term associated with the GlaxoSmithKline collaboration agreement and many of our other collaboration agreements expired in 2001 and the agreements will only generate additional milestone and royalty payments if our collaborators successfully develop drugs based on our technology. We may not receive any of these payments and may not be able to enter into additional collaboration agreements.

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

Results of Operations

     Revenues. Revenues were $1.2 million for the three months ended September 30, 2003 compared to revenues of $1.6 million for the three months ended September 30, 2002. Revenues for the three months ended September 30, 2003 represent $0.6 million in revenue recognized from Transgene, S.A. (“Transgene”) and an aggregate of $0.6 million in revenue recognized from Genentech, Inc. (“Genentech”) and from MedImmune, Inc. (“MedImmune”). Revenues for the three months ended September 30, 2002

Results of Operations (continued)

included a $1.0 million milestone payment earned and received from GlaxoSmithKline (“GSK”) and $0.6 million in revenue recognized from Transgene. Revenues were $3.5 million for the nine months ended September 30, 2003 compared to revenues of $2.9 million for the nine months ended September 30, 2002. Revenues for the nine months ended September 30, 2003 represent $1.9 million in revenue recognized from Transgene, a $1.0 million milestone payment earned and received from GSK and an aggregate of $0.6 million in revenue recognized from Genentech and from MedImmune. Revenues for the nine months ended September 30, 2002 represented $1.9 million in revenue recognized from Transgene and $1.0 million for a milestone payment earned and received from GSK.

     Expenses. Research and development expenses were $48.4 million for the three months ended September 30, 2003 compared to $48.0 million for the three months ended September 30, 2002. Research and development expenses were $142.4 million for the nine months ended September 30, 2003 compared to $142.3 million for the nine months ended September 30, 2002. We track our research and development expenditures by type of cost incurred – discovery, drug development, manufacturing and clinical development costs.

     Our discovery costs decreased to $8.8 million for the three months ended September 30, 2003 from $12.0 million for the three months ended September 30, 2002. Discovery costs decreased to $25.2 million for the nine months ended September 30, 2003 from $34.8 million for the nine months ended September 30, 2002. The decrease in discovery costs for both the three and nine month periods ended September 30, 2003 is primarily due to reduced activity in gene discovery and in the study of preclinical therapeutic protein drug candidates.

     Our drug development costs increased to $14.2 million for the three months ended September 30, 2003 from $13.0 million for the three months ended September 30, 2002. Drug development costs increased to $41.4 million for the nine months ended September 30, 2003 from $40.0 million for the nine months ended September 30, 2002. The increase in drug development costs for both the three and nine month periods ended September 30, 2003 is primarily due to increased process development activity, where we are evaluating ways to develop or improve our product candidates and production processes.

     Our manufacturing costs increased to $14.9 million for the three months ended September 30, 2003 from $14.1 million for the three months ended September 30, 2002. Manufacturing costs increased to $46.1 million for the nine months ended September 30, 2003 from $42.4 million for the nine months ended September 30, 2002. The increase in manufacturing costs for both the three and nine month periods ended September 30, 2003 is due to the increased production activities within our process development and manufacturing facilities needed to support our increased clinical activities.

     Our clinical development costs increased to $10.5 million for the three months ended September 30, 2003 from $8.9 million for the three months ended September 30, 2002. Clinical development costs increased to $29.7 million for the nine months ended September 30, 2003 from $25.1 million for the nine months ended September 30, 2002. The increase in clinical development costs for both the three and nine month periods ended September 30, 2003 is primarily due to the cost of continuing ongoing trials from 2002 as well as initiating new trials in 2003.

     General and administrative expenses slightly increased to $10.8 million for the three months ended September 30, 2003 from $10.4 million for the three months ended September 30, 2002. General and administrative expenses decreased to $30.1 million for the nine months ended September 30, 2003 from $34.0 million for the nine months ended September 30, 2002. The decrease for the nine months ended September 30, 2003 resulted primarily from lower legal expenses associated with filing and prosecuting patent applications relating to genes and proteins we discovered, partially offset by higher facility and other costs.

Results of Operations (continued)

     Interest income decreased for both the three and nine month periods ended September 30, 2003, compared to the three and nine month periods ended September 30, 2002, due to lower average cash balances as a result of our net losses in 2003 and 2002 and our capital expenditures during this period, as well as a reduced yield on our investments. We believe interest income will continue to be lower than the prior year as our short-term investments mature and are reinvested at rates lower than previously obtained. Interest expense decreased for both the three and nine month periods ended September 30, 2003 due to a reduction in our capital lease obligation for 2003 compared to 2002 and due to interest capitalized of $0.3 million for both the three and nine month periods ended September 30, 2003 relating to the construction of our large-scale manufacturing facility. Assuming the cost of this facility reaches approximately $210.0 million by 2005 when construction is complete, capitalized interest could approximate $7.0 million. Total interest expense, before capitalized interest, was $5.9 million and $17.8 million for the three and nine months ended September 30, 2003, respectively.

     The charge for impaired investment of $32.2 million for the three and nine month periods ended September 30, 2002 related to the reduction made to the carrying value in our equity investment in Cambridge Antibody Technology (“CAT”). During the third quarter of 2002, we reduced the carrying value of this investment to $13.0 million from $45.2 million due to the significant reduction in market value of CAT’s shares that we believed may not be temporary.

     Net Income (Loss). We recorded a net loss of $47.7 million, or $0.37 per share, for the three months ended September 30, 2003 compared to a net loss of $75.1 million, or $0.58 per share, for the three months ended September 30, 2002. We recorded a net loss of $136.4 million, or $1.06 per share, for the nine months ended September 30, 2003 compared to a net loss of $159.9 million, or $1.24 per share, for the nine months ended September 30, 2002. The decreased loss for the three months ended September 30, 2003 reflects the absence of a charge for impaired investment, partially offset by reduced net interest income. The decreased loss for the nine months ended September 30, 2003 reflects the absence of a charge for impaired investment and decreased general and administrative expenses, partially offset by reduced net interest income.

     Excluding the charge for impaired investment of $32.2 million, or $0.25 per share, incurred in 2002, our net loss of $47.7 million, or $0.37 per share, for the three months ended September 30, 2003 would have compared to a pro forma net loss of $42.9 million, or $0.33 per share, for the three months ended September 30, 2002 with the increased loss primarily due to reduced net interest income. Excluding the charge for impaired investment of $32.2 million, or $0.25 per share, incurred in 2002, our net loss of $136.4 million, or $1.06 per share, for the nine months ended September 30, 2003 would have compared to a pro forma net loss of $127.7 million, or $0.99 per share, for the nine months ended September 30, 2002 with the increased loss primarily due to reduced net interest income. These pro forma financial measures are not prepared in accordance with generally accepted accounting principles (“GAAP”). We refer to these non-GAAP financial measures in making operational decisions instead of net income (loss) because they provide meaningful supplemental information regarding our operational performance and facilitate comparisons to our historical operating results.

Liquidity and Capital Resources

     We had working capital of $1.01 billion and $1.25 billion at September 30, 2003 and December 31, 2002, respectively. The reduction in our working capital during the nine months ended September 30, 2003 is primarily due to our net loss, along with a net increase in our restricted investments and capital expenditures during this period.

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

Liquidity and Capital Resources (continued)

     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. In this regard, in the second quarter of 2003, we restructured certain of our outstanding lease obligations and may further modify our lease financings and repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.

     Our future liquidity and capital resources will be affected by our contractual obligations, including two seven-year lease agreements that relate to a research and development and administrative facility and a second research facility, either acquired or under construction (the “Traville lease” and the “9800 MCD lease”, respectively). None of our directors, officers or employees has any financial interest with regard to these lease arrangements.

     The Traville lease relates to a research and development and administrative facility located on the Traville site. The total projected financed cost of the Traville lease facility is approximately $200.0 million. The construction of the research and development and administrative facility is on schedule and the facility is expected to be completed during the second half of 2003, at which time the rent obligations under the Traville lease will commence. Our rent obligation will approximate the lessor’s debt service costs plus a return on the lessor’s equity investment. The rent under this lease is currently based on the rate for short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at our request. To the extent the lessor does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. The current floating rate was approximately 1.1% as of September 30, 2003.

     The 9800 MCD lease relates to a $76.0 million research facility located at 9800 Medical Center Drive, near our Traville facility. We are leasing this property for seven years. The rent under this lease is fixed. As of September 30, 2003, the weighted-average interest rate was approximately 4.3%.

     Our restricted investments with respect to the Traville lease, the 9800 MCD lease and other leases for the existing process development and manufacturing facility could reach approximately $295.0 million, assuming the full amount committed is used for construction purposes. We will be required to restrict investments equal to 102% of the full amount of the approximately $200.0 million financed project cost for the Traville lease, or $204.0 million, by the conclusion of the construction period, and 100% of the full amount of the approximately $76.0 million financed project cost for the 9800 MCD lease as collateral for the duration of the leases. In addition, we are also required to maintain up to a maximum of $15.0 million in restricted investments with respect to the process development and manufacturing facility leases. Our restricted investments for all of these leases aggregated $266.1 million as of September 30, 2003 compared to $205.4 million as of December 31, 2002. As of December 31, 2002, restricted investments also included approximately $21.6 million that related to the construction of the Company’s large-scale manufacturing facility. As a result of the lease restructurings in June 2003, the Company no longer maintains any restricted investments with respect to this facility.

     Under the Traville and 9800 MCD leases, which we have accounted for as operating leases, we have the option to purchase the properties during and at the end of the lease terms at an aggregate amount of approximately $276.0 million. Alternatively, we can cause the properties to be sold to third parties. We are contingently liable for the residual value guarantee associated with each property in the event the net sale proceeds are less than the original financed costs of the facilities. Upon completion of the facilities covered by these leases, assuming the full amount of the leases is used for construction activities, we will be contingently liable for the residual value guarantee associated with each property up to an aggregate amount of $240.1 million. Of this amount, the residual value guarantee for the Traville lease and the 9800 MCD lease will be approximately $175.5 million and $64.6 million, respectively, assuming the full amount of the financings is used for construction activities.

Liquidity and Capital Resources (continued)

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

     We are constructing a large-scale manufacturing facility that we anticipate completing by 2005 at a cost of approximately $210.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 19 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents and short-term and restricted investments by approximately $20.4 million, or approximately 1.6% of the aggregate fair value of $1.32 billion, at September 30, 2003. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of September 30, 2003. We believe that any market change related to our investment securities held as of September 30, 2003 is not material to our consolidated financial statements. However, given the short-term nature of these securities, the general decline in interest rates will adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate. As of September 30, 2003, the yield on two-year investments was approximately 1.5%, as compared to our current portfolio yield of approximately 3.8%.

     As of September 30, 2003, the carrying values of our equity investments in Transgene, CAT, Corautus and Ciphergen were approximately $4.7 million, $11.2 million, $9.1 million and $2.6 million, respectively. Our investments in Transgene, Corautus and Ciphergen are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

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

     The rent under the Traville lease is based on a floating interest rate. We can direct the lessor to lock in a fixed interest rate. As of September 30, 2003, such a fixed rate for seven years would be approximately 3.8% compared to the floating rate as of September 30, 2003 of approximately 1.1%. If interest rates increase, our rent obligations would also increase, which would result in an increase in our operating expenses.

     During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”), that will manage our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks for 2003 to be immaterial to our operations as a whole.

Item 4. Controls and Procedures

     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2003, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We filed a Current Report on Form 8-K, on October 28, 2003,
furnishing our financial results for the three and nine months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC

BY: /s/ William A. Haseltine, Ph.D.
William A. Haseltine, Ph.D.
Chairman and Chief Executive Officer

BY: /s/ Steven C. Mayer
Steven C. Mayer
Senior Vice President and
Chief Financial Officer

Dated: November 12, 2003

EXHIBIT INDEX

Exhibit Page Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.