Form 10-K
period 2003-12-31
HUMAN GENOME SCIENCES INC
filed 2004-03-12
CIK 901219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC.

(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. employer identification number)

14200 Shady Grove Road, Rockville, Md. 20850-7464

(address of principal executive offices and zip code )

(301) 309-8504

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

The number of shares of the registrant’s common stock outstanding on January 31, 2004 was 129,478,427. As of June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $1,124,564,760.*

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

*	Excludes 40,259,506 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at June 30, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

ITEM 1.  BUSINESS

      This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Factors That May Affect Our Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

Overview

      Human Genome Sciences is a mid-stage development biopharmaceutical company with a significant product pipeline derived from proprietary genomic technology. Our goal is to build a global biopharmaceutical company that discovers, develops, manufactures and markets gene-based protein and antibody drugs to treat and cure disease. The success of our drug discovery efforts derives from our expertise in genomics, the systematic collection and understanding of human genes and their functions. We focus our internal product development efforts on novel human protein and antibody drugs discovered through genomics-based research, and on new long-acting versions of existing protein drugs created using our albumin fusion technology. We use collaborations for the development of additional protein and antibody drugs, gene therapy products, small molecule drugs, and diagnostic products discovered using our genomics-based technology.

      We are conducting clinical trials with a number of our products. Our current focus is to advance clinical trials in two main therapeutic areas: immunology/ infectious disease and oncology. Additional products are in clinical development by companies with which we are collaborating. We also have a number of new drugs in advanced preclinical studies.

      We have developed and continue to enhance the human resource and physical infrastructure necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company, including:

•	Extensive genomics and informatics capabilities;

•	A significant patent estate to protect our genomic discoveries, proprietary technologies and product pipeline;

•	Significant expertise in the discovery of novel protein and antibody drug candidates;

•	Protein formulation technology, including the albumin fusion technology we use to create long-acting protein drugs;

•	The clinical development and regulatory capabilities necessary to design and implement clinical trials of our own drugs; and

•	Specialized manufacturing facilities designed for the production of protein and antibody drugs for preclinical studies and clinical trials.

      We are expanding our manufacturing facilities to allow us to produce larger quantities and larger numbers of protein and antibody drugs for clinical development. We are also in the construction phase of a large-scale manufacturing facility to support our increasing needs for protein and antibody drug production capacity related to the continuing progress of our product candidates and, eventually, the initial commercialization of our products in North America. We may add sales and marketing staff as our products approach commercialization.

      We have strategic partnerships with a number of leading pharmaceutical and biotechnology companies to leverage our strengths and to gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships have provided us with research funding, licensing fees and milestone payments, along with royalty payments as products are developed and commercialized. We also are entitled to certain co-promotion, co-development, revenue sharing and other product rights.

      We are a Delaware corporation headquartered at 14200 Shady Grove Road, Rockville, Maryland 20850-7464. Our telephone number is (301) 309-8504. Our website is www.hgsi.com. Information contained on our website is not a part of, and is not incorporated into, this annual report on Form 10-K. Our filings with the SEC are available without charge on our website as soon as reasonably practicable after filing.

Strategy

      Our goal is to build a global biopharmaceutical company that discovers, develops, manufactures and markets gene-based protein and antibody drugs to treat and cure disease. Our strategy consists of the following key elements:

•	Concentrate on new protein and antibody drugs and on long-acting versions of existing protein drugs. We intend to concentrate our internal product development efforts on novel human protein and antibody drugs, and on new long-acting versions of existing protein drugs created using our albumin fusion technology. Novel human protein and antibody drugs derived from our gene discoveries account for the majority of our current product pipeline.

•	Expand our understanding of medically useful genes. We have created a set of integrated skills that allow us to understand the natural function of new genes. We test the effects of the proteins encoded by these genes on human cells whose behavior we wish to change for medical benefit. Proteins selected for further study are made and purified, then subjected to continued evaluation.

•	Develop, manufacture and commercialize our gene-based products on our own and with our strategic partners. Most of the new drugs we intend to develop are designed to meet unmet medical needs representing significant markets. We intend to select a limited number of the products in our current pipeline to develop, manufacture and market either by ourselves or with partners. We also intend to license certain products to strategic partners in exchange for upfront payments, product milestone payments, royalties on sales, and other rights.

•	Expand our technology platform to accelerate our product development activities. We will continue to invest resources to expand and enhance our technology platform. We also may establish collaborations with leading biotechnology companies to gain access to complementary technologies for our product development efforts.

•	Pursue strategic acquisitions. We may pursue strategic acquisitions to augment our capabilities, to provide access to complementary technologies, and to expand our portfolio of new drug candidates in therapeutic categories we have identified as strategic areas of concentration.

•	Capitalize on our intellectual property portfolio. We pursue patents to protect our intellectual property and have developed a significant intellectual property portfolio. We intend to capitalize on our portfolio. As of March 1, 2004, we had 384 issued U.S. patents covering genes, proteins and antibodies, and had filed U.S. patent applications covering many more human genes, the proteins they encode, antibodies, and proprietary technologies.

Products

      We have discovered a large number of medically useful genes. A majority of the novel protein and antibody drugs that we have entered into clinical trials are derived from genomics-based research. Our other drugs in clinical trials are albumin fusion proteins – novel long-acting forms of existing therapeutic proteins that we have modified to improve their pharmacological properties by using our albumin fusion technology.

      Our antibody drugs in clinical development are LymphoStat-BTM (human monoclonal antibody to BLyS), ABthrax™ (human monoclonal antibody to Bacillus anthracis protective antigen), TRAIL-R1 agonistic human monoclonal antibody (HGS-ETR1, TRAIL-R1mAb), and TRAIL-R2 agonistic human monoclonal antibody (HGS-ETR2, TRAIL-R2 mAb). LymphoStat-B is in clinical development for the treatment of autoimmune diseases such as lupus and rheumatoid arthritis. Results of a Phase 1 clinical trial show that LymphoStat-B is well tolerated and biologically active. Phase 2 clinical trials of LymphoStat-B in patients with systemic lupus erythematosus and in patients with rheumatoid arthritis are ongoing. ABthrax is in clinical development for the prevention and treatment of anthrax infections. We recently completed enrollment and dosing in a Phase 1 clinical trial designed to evaluate the safety and pharmacokinetics of ABthrax in healthy adult volunteers. Data collection and analysis are underway. HGS-ETR1 and HGS-ETR2 are in Phase 1 clinical trials for the treatment of certain solid tumors and hematological malignancies. A therapeutic protein, LymphoRadTM 131 (radioiodinated B-lymphocyte stimulator) is in Phase 1 clinical trials for the treatment of B-cell tumors such as multiple myeloma and non-Hodgkin’s lymphomas. Interim results suggest that LymphoRad is well tolerated and biologically active. Our albumin fusion proteins in clinical development are Albuferon™ (albumin-interferon alpha), Albutropin™ (albumin-human growth hormone), and Albuleukin™(albumin-interleukin-2). Interim results of an ongoing Phase 1/2 clinical trial have shown that Albuferon is well tolerated, has a prolonged half-life, and is biologically active. We have completed a Phase 1 clinical trial of Albutropin in adults with growth hormone deficiency. Albuleukin is the subject of ongoing Phase 1 clinical studies in patients with solid tumors.

      Our partners have advanced a number of products derived from our technology to clinical development. GlaxoSmithKline (GSK) has entered three small-molecule drugs into clinical development that were discovered by GSK using our technology. 480848, an Lp-PLA2 inhibitor, has completed Phase 2 clinical trials for the control and treatment of cardiovascular disease. Lp-PLA2 (lipoprotein-associated phospholipase A2) has been identified as a significant risk factor for heart disease. GlaxoSmithKline has indicated that it expects to enter 480848 into Phase 3 clinical trials in 2004 and to submit a New Drug Application (NDA) to the FDA in 2008. An additional Lp-PLA2 inhibitor, 659032, is in Phase 1 clinical trials in patients with cardiovascular disease. 462795 is in Phase 1 clinical trials for the treatment of patients with osteoporosis. 462795 inhibits the activity of cathepsin K, an enzyme that appears to be implicated in osteoporosis and certain other disorders causing bone degradation. We licensed VEGF-2, a gene that we discovered and characterized, to Corautus Genetics, Inc. for use in gene therapy. Corautus was formed in February 2003 from the merger of Vascular Genetics, Inc. and GenStar Therapeutics Corporation. Corautus has completed Phase 1/2 clinical trials of VEGF-2 for the treatment of coronary artery disease and critical limb ischemia and expects to seek FDA clearance to begin Phase 2b clinical trials of VEGF-2 in 2004.

      We also have an evolving pipeline of additional products in discovery and preclinical drug development.

Clinical Programs

      The Human Genome Sciences clinical development pipeline includes drugs to treat such diseases as cancer, lupus, rheumatoid arthritis, and hepatitis C. Our partners are conducting clinical trials of additional drugs to treat cardiovascular disease and osteoporosis. Our internal research and development efforts are focused on novel protein and antibody drugs discovered through genomics-based research, and on new long-acting versions of existing drugs created using our albumin fusion technology.

Genomics-Derived Human Antibody Drugs

LymphoStat-B

      LymphoStat-B is the first antibody drug to emerge from our human antibody drug discovery program. LymphoStat-B is a fully human monoclonal antibody designed to inhibit the biological activity of B-lymphocyte stimulator, or BLyS. Preclinical studies indicate that higher than normal levels of BLyS may trigger autoimmune diseases by stimulating production of autoantibodies — antibodies that attack and destroy the body’s own healthy tissues. Over-production of autoantibodies may be counteracted by reducing BLyS levels with LymphoStat-B. We are developing LymphoStat-B as a potential treatment for autoimmune diseases, such as systemic lupus erythematosus and rheumatoid arthritis. LymphoStat-B has received a Fast Track Product designation from the FDA for the treatment of systemic lupus erythematosus, and was recently selected for inclusion in the FDA’s new Continuous Marketing Application Pilot 2 Program. The Pilot 2 program provides for frequent scientific feedback and interactions based on a prospectively defined agreement between the FDA and participating companies.

      In 2003, we reported results of a Phase 1 clinical trial designed to evaluate the safety and pharmacology of LymphoStat-B in patients with systemic lupus erythematosus. Results show that LymphoStat-B is well tolerated and biologically active. Currently, we are conducting Phase 2 clinical trials of LymphoStat-B in patients with systemic lupus erythematosus and in patients with rheumatoid arthritis. We plan to complete the enrollment of both Phase 2 clinical trials of LymphoStat-B in 2004.

TRAIL-R1 Agonistic Human Monoclonal Antibody (HGS-ETR1)

      HGS-ETR1 is a novel anticancer drug that specifically recognizes, binds to and activates the TRAIL (tumor necrosis factor-related apoptosis-inducing ligand) Receptor-1 protein. This protein was discovered by Human Genome Sciences and is found on the surface of a number of solid tumor and hematopoietic cancer cells.

      Preclinical studies demonstrate that solid tumors and tumors of hematopoietic origin are sensitive to killing by apoptosis, or programmed cell death, induced by binding to TRAIL or to HGS-ETR1. Because HGS-ETR1 mimics the activity of native TRAIL when it binds to TRAIL Receptor 1, it is considered an agonistic antibody.

      We currently are conducting Phase 1 clinical trials to evaluate the safety and pharmacology of HGS-ETR1 in patients with advanced solid tumors and hematological malignancies. We plan to advance HGS-ETR1 to Phase 2 clinical trials in 2004.

TRAIL-R2 Agonistic Human Monoclonal Antibody (HGS-ETR2)

      HGS-ETR2 is a novel anticancer drug that specifically recognizes and binds to the TRAIL Receptor-2 protein. The TRAIL Receptor-2 protein was originally identified by Human Genome Sciences, and is found on the surface of a number of solid tumor and hematopoietic cancer cells.

      Human Genome Sciences is currently enrolling patients with advanced tumors into a Phase 1 open-label, dose-escalating clinical trial of HGS-ETR2. The study will evaluate the drug’s safety and pharmacology, and is being conducted in the United Kingdom. We plan to complete enrollment of this trial in 2004. The Company recently received clearance from the FDA of an IND application to initiate an additional Phase 1 clinical trial of HGS-ETR2 in the United States.

ABthrax™

      ABthrax is a novel drug developed by Human Genome Sciences for the prevention and treatment of anthrax infections. ABthrax is a human monoclonal antibody that blocks the binding to cell surfaces of Bacillus anthracis protective antigen, the key facilitator of anthrax infection. ABthrax has received a Fast Track Product designation from the FDA for its potential use in preventing and treating anthrax infections.

      As previously reported, a single dose of ABthrax administered prior to spore challenge increases survival significantly in both rabbit and nonhuman primate models of inhalational anthrax. Results from a more recent study in a rabbit model of inhalational anthrax demonstrate that a single dose of ABthrax also increases survival significantly when the dose is administered following spore challenge, suggesting that the drug may have the potential to protect against anthrax infection when administered either prior to or after infection.

      In March 2004, we reported the results of a Phase 1 placebo-controlled, dose-escalation clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of ABthrax in healthy adult volunteers. Data collection and analysis are in progress. Results show that Abthrax is safe and well tolerated. Further development of ABthrax will depend on government funding.

Genomics-Derived Human Protein Drugs

LymphoRad131

      LymphoRad131 is a radioiodinated form of B-lymphocyte stimulator (BLyS), a novel human protein discovered by Human Genome Sciences. Preclinical studies show that LymphoRad131 binds to receptors found exclusively on B cells and B-cell tumors, and delivers low doses of radiation that cause cell death.

      We are developing LymphoRad as a potential treatment for certain B-cell cancers, including multiple myeloma and non-Hodgkin’s lymphomas. Preclinical studies of LymphoRad in animal models of multiple myeloma and non-Hodgkin’s lymphomas show that LymphoRad rapidly and specifically targets lymphoid tissues and B-cell tumors following intravenous injection. Such studies demonstrate inhibition of tumor growth and prolonged survival.

      In December 2003, Human Genome Sciences reported interim results of Phase 1 clinical trials of LymphoRad that are designed to evaluate its safety and pharmacology in patients with multiple myeloma and in patients with non-Hodgkin’s lymphoma. The results to date suggest that LymphoRad is safe and well tolerated, shows signs of anti-tumor activity, and exhibits excellent dosimetry and tumor targeting. Preliminary pharmacokinetic data from the first dose cohorts in the Phase 1 studies show that the administered radioactivity has a terminal half-life of approximately eighteen to twenty-three hours, which is much shorter than is reported for radiolabeled anti-CD20 antibodies. Enrollment in both trials is expected to continue throughout most of 2004.

Repifermin (Keratinocyte Growth Factor-2, KGF-2)

      Repifermin is a novel human protein discovered by Human Genome Sciences that stimulates the repair of injured skin and mucosal tissues.

      In February 2004, Human Genome Sciences reported that a Phase 2 clinical trial to evaluate repifermin for the treatment of cancer therapy-induced mucositis did not meet its primary endpoint, which was efficacy. Repifermin was well tolerated across all doses administered, with a safety profile similar to placebo. Based on the new data, we have decided not to proceed with further development of repifermin. No other clinical trials of repifermin are underway or planned in any indication.

BLyS™ (B-Lymphocyte Stimulator)

      BLyS is a novel human protein discovered by Human Genome Sciences. BLyS stimulates immune system cells called B cells to mature into plasma B cells, which produce antibodies. In 2003, we completed a Phase 1 clinical trial designed to evaluate the safety and pharmacology of BLyS in patients with an immune disorder known as immunoglobulin-A (IgA) deficiency. Results from this trial, along with the results of an earlier Phase 1 clinical trial in patients with common variable immunodeficiency (CVID), show that BLyS is safe and well tolerated. Human Genome Sciences does not plan to advance BLyS into Phase 2 clinical trials at this time.

Albumin Fusion Protein Drugs

Albuferon (albumin-interferon alpha)

      Albuferon is a novel long-acting form of interferon alpha. Recombinant interferon-alpha is approved for the treatment of hepatitis C, hepatitis B, and a broad range of cancers. Human Genome Sciences modified interferon alpha to improve its pharmacological properties by using the Company’s albumin fusion technology. We are developing Albuferon as a potential treatment for chronic hepatitis C.

      In October 2003, interim results of a Phase 1/2 clinical trial designed to determine the safety, tolerability and pharmacology of Albuferon in adults with chronic hepatitis C who have failed previous interferon alpha treatments showed that Albuferon is well tolerated, has a prolonged half-life, and is biologically active. The Company is continuing to evaluate Albuferon at higher doses, in single-dose and repeat-dose cohorts, under an amended protocol designed to seek the maximum biological response that can be achieved at a tolerable dose. Human Genome Sciences expects in 2004 to complete the ongoing Phase 1/2 clinical trial of Albuferon, and to complete enrollment for a Phase 2 clinical trial of Albuferon in patients with chronic hepatitis C who are naïve to treatment with interferon-alpha.

Albuleukin (albumin-interleukin-2)

      Albuleukin is a novel long-acting form of interleukin-2, a drug approved for cancer treatment. Human Genome Sciences modified interleukin-2 to improve its pharmacological properties by using the Company’s albumin fusion technology. We are developing Albuleukin as a potential treatment for a broad range of cancers.

      Phase 1 clinical trials to evaluate the safety and pharmacology of Albuleukin in patients with solid tumors are ongoing. We plan to complete the Phase 1 trials, but do not plan to advance Albuleukin to Phase 2 clinical trials at this time.

Albutropin (albumin-human growth hormone)

      Albutropin is a novel long-acting form of human growth hormone. Human Genome Sciences modified human growth hormone to improve its pharmacological properties by using the Company’s albumin fusion technology. We are developing Albutropin as a potential treatment for growth hormone deficiency.

      Results of a Phase 1 clinical trial of Albutropin in adults with growth hormone deficiency were reported in 2002. Results demonstrate that Albutropin is biologically active, well tolerated, and support advancing Albutropin into the next phase of clinical development. Human Genome Sciences submitted proposed trial designs to the FDA for Phase 2 studies of Albutropin in 2003. Although no antibodies have been detected in the Phase 1 clinical trials, the FDA has requested that we develop supplemental immunoassays for the detection of the functional relevance of antibodies, should they develop, to human growth hormone before initiating Phase 2 studies. We are in the process of responding to the FDA’s request. At this time, the Company intends to seek a partner before conducting further clinical trials.

Genomics-Derived Small Molecule Drugs

480848

      The first genomics-derived small molecule drug to enter clinical trials was discovered by our partner, GlaxoSmithKline, using Human Genome Sciences’ technology. 480848 is an inhibitor of Lipoprotein-associated phospholipase A2 (Lp-PLA2). Lp-PLA2 is an enzyme associated with the formation of atherosclerotic plaques. In 2003, GlaxoSmithKline announced that 480848 had completed Phase 2 clinical trials and would be advanced to Phase 3 clinical trials in 2004. GlaxoSmithKline has stated that a New Drug Application (NDA) submission is expected in 2008.

      Under the terms of an agreement signed in 1993, Human Genome Sciences is entitled to receive clinical development milestone payments and royalties for compounds discovered by GlaxoSmithKline through the use of Human Genome Sciences’ technology and intellectual property. In September 2001, we received a $1.0 million milestone payment from GlaxoSmithKline in connection with the initiation of Phase 1 clinical trials of 480848 to investigate its potential use in the treatment of cardiovascular disease. We are entitled to receive an additional milestone payment if 480848 moves through clinical development into registration and will receive royalties if the compound is commercialized. In addition, we have an option to co-promote an approved drug in North America and Europe.

     659032

      An additional small-molecule inhibitor of Lp-PLA2, 659032, has been discovered by our partner, GlaxoSmithKline, using Human Genome Sciences’ technology. Phase 1 clinical trials to evaluate 659032 for the control and treatment of cardiovascular disease are ongoing. GlaxoSmithKline is conducting these trials.

      Pursuant to the terms of the 1993 agreement noted above, Human Genome Sciences received a $1.0 million milestone payment from GlaxoSmithKline in February 2003 in connection with the initiation of clinical trials of 659032. We are entitled to receive additional milestone payments if 659032 moves through clinical development into registration, and will receive royalties if either compound is commercialized. In addition, we have an option to co-promote an approved drug in North America and Europe.

     462795

      462795 is a genomics-derived small-molecule compound that inhibits the activity of cathepsin K, an enzyme that appears to be implicated in osteoporosis and certain other disorders causing bone degradation. 462795 was discovered by GlaxoSmithKline using Human Genome Sciences’ technology. GlaxoSmithKline is conducting Phase 1 clinical trials of 462795 to evaluate its potential use in the treatment of patients with osteoporosis.

      Under the terms of the 1993 agreement, Human Genome Sciences received a $1.0 million milestone payment from GlaxoSmithKline in 2002, in connection with the initiation of clinical trials of 462795. We are entitled to receive an additional milestone payment if 462795 moves through clinical development into registration and will receive royalties if the compound is commercialized. In addition, we have an option to co-promote an approved drug in North America and Europe.

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

      Corautus has completed Phase 1/2 clinical trials of VEGF-2 for the treatment of coronary artery disease and critical limb ischemia and expects to seek FDA clearance to begin Phase 2b clinical trials of VEGF-2 in 2004. Human Genome Sciences is entitled to receive up to a 10% royalty on net sales of any product brought to market by Corautus that is based on the VEGF-2 gene.

Preclinical Programs

      Human Genome Sciences has a pipeline of compounds in preclinical development, including novel human protein and antibody drugs discovered through genomics-based research, and new long-acting versions of existing proteins created using our albumin fusion technology.

Research and Development Capabilities

      Human Genome Sciences has developed core competencies in the discovery and understanding of human genes and their biological functions, and in the discovery and development of human protein and antibody drugs. We focus our internal research and development efforts on novel human protein and antibody drugs discovered through genomics-based research, and on new long-acting versions of existing protein drugs created using our albumin fusion technology.

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

      Many medical conditions are the result of an excess of a specific protein in the body. Some antibody drugs can inactivate such proteins and bring therapeutic benefits to patients. Such drugs are known as antagonistic antibodies. For example, LymphoStat-B, which is currently in Phase 2 trials for the treatment of autoimmune diseases such as lupus and rheumatoid arthritis, is an antagonistic human monoclonal antibody. All currently marketed antibody drugs are antagonistic antibodies. In recent years, a number of antagonistic antibody drugs have been approved for sale and have been highly successful.

      In certain medical conditions, it may be desirable to stimulate artificially a specific biological activity. For example, a great deal of scientific work is currently focused on the study of apoptosis, or programmed cell death. If scientists can discover a way to promote the death of cancer cells while causing minimal or no damage to normal cells, it might constitute significant progress in cancer therapy. Human Genome Sciences has two such drugs in clinical trials – HGS-ETR1 (TRAIL-R1 mAb) and HGS-ETR2 (TRAIL-R2 mAb). HGS-ETR1 and HGS-ETR2 are currently in Phase 1 clinical trials for the treatment of certain solid tumors and tumors of hematopoietic origin. HGS-ETR1 recognizes the TRAIL Receptor-1 protein, while HGS-ETR2 recognizes the TRAIL Receptor-2 protein. Binding of the antibodies to their respective TRAIL receptor triggers cell death. HGS-ETR1 and HGS-ETR2 are agonistic human monoclonal antibodies that mimic the cancer-killing activity of the natural TRAIL ligand. We believe that HGS-ETR1 and HGS-ETR2 are the first human agonistic antibodies to enter clinical trials.

Albumin Fusion Technology

      Our albumin fusion technology allows us to create long-acting forms of protein drugs by fusing the gene that expresses human albumin to the gene that expresses a therapeutically active protein. We are actively pursuing the development of albumin-fusion drugs based on therapeutic proteins already on the market, as well as albumin-fusion versions of therapeutic proteins that we are developing ourselves. For example: Albuferon results from the genetic fusion of human albumin and human interferon-alpha; Albutropin results from the genetic fusion of human albumin and human growth hormone; and Albuleukin results from the genetic fusion of human albumin and human interleukin-2. Based on preclinical and clinical results to date, we believe that albumin fusion proteins may provide patients with long-acting treatment options that have efficacy and safety similar to or better than that of the existing protein drugs, with the potential additional benefit of considerably more convenient dosage schedules.

      Albumin fusion technology also provides for efficient manufacture and purification of the product in our existing facilities. Creation of albumin fusion proteins that meet significant medical need provides Human Genome Sciences with additional product opportunities. This strategy potentially reduces development risk by broadening the profile of our product portfolio. We have research and development staff dedicated to the development of new drugs based on our albumin fusion technology.

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

Collaborative Arrangements

      Forming strategic alliances with leading pharmaceutical and biotechnology companies is an element of our strategy. We currently have three major types of collaborations:

•	Human Gene Therapeutic Consortium. Between 1993 and 1997, we entered into major collaborations with GlaxoSmithKline, Takeda, Schering-Plough, Merck KGaA and Sanofi-Synthelabo. We refer to these collaborations collectively as the Human Gene Therapeutic Consortium. The initial research term of these collaborations ended in June 2001, although certain aspects of these arrangements continue. Under these collaborations, we provided our drug discovery capabilities in exchange for access to our partners’ drug development and commercialization expertise as well as research funding and long-term value creation through potential milestone and royalty payments. We also are entitled to certain co-promotion, co-development, revenue sharing and other product rights.

•	Technology. These are collaborations in which we gain access to our partners’ technology to complement our own drug discovery and development capabilities in exchange for license fees, potential milestone and royalty payments, as well as equity investments.

•	Microbial. These are collaborations in which we provide other companies with access to gene sequence data for specific microbial organisms in exchange for license fees and royalty payments.

      A summary of our most important collaborations is provided below:

YEAR ESTABLISHED	PARTNER	FOCUS

HUMAN GENE
THERAPEUTIC CONSORTIUM
1993-97	GlaxoSmithKline	Therapeutic proteins, antibodies, small molecule drugs, gene therapy vaccines and diagnostics
1995	Takeda	Therapeutic proteins, antibodies and small molecule drugs
1996	Schering-Plough	Therapeutic proteins, antibodies, small molecule drugs and gene therapy
1996	Sanofi-Synthelabo	Therapeutic proteins, antibodies and small molecule drugs
1996	Merck KGaA	Therapeutic proteins, antibodies and small molecule drugs
TECHNOLOGY COLLABORATIONS
1997	Corautus (Vascular Genetics)	Gene therapy
1998	Transgene	Gene therapy
1999	Abgenix	Antibodies
2000	Cambridge Antibody Technology	Antibodies
2000	Dyax	Antibodies and peptides
2000	Vical	Gene therapy
2000	Aventis Behring	Albumin fusion technology
2000	Dow Chemical	Chelator technology
2001	Medarex	Antibodies
2001	MDS Nordion	Radioiodinating technology
2002	Kirin	Antibodies
MICROBIAL COLLABORATIONS
1995-97	MedImmune	Infectious agents
1996	Pharmacia	Staphylococcus aureus and other
2003	Pfizer	Amends 1996 agreement with Pharmacia
OTHER AGREEMENTS
2003	Genentech	Biologic, small-molecule, and diagnostic products based on human gene
2003	diaDexus	Diagnostic rights for TRAIL receptors 1 and 2

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

      Post-Initial Research Term. The initial research term of our Human Gene Therapeutic Consortium expired on June 30, 2001. Our partners have informed us that they have been pursuing research programs involving many different genes for the creation of small molecule, protein and antibody drugs. We cannot assure you that any of these programs will be continued or result in any approved drugs.

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

      Takeda. GlaxoSmithKline and Takeda entered into a license agreement relating to the development and sale of products in GlaxoSmithKline’s field based upon rights licensed from us. We are entitled to all royalty payments and one-half of the milestone payments due from Takeda to GlaxoSmithKline under this license agreement on sales of products developed by Takeda. We entered into an option and license agreement with Takeda pursuant to which we granted Takeda an exclusive option to license rights under our patents and technology in the field of human health care, other than gene therapy, antisense and diagnostics, in order to make and sell up to three products in Japan. The option period terminates on June 30, 2004. Takeda has exercised its option to develop and commercialize TRAIL-R1 mAb in Japan. Takeda has two options remaining.

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

      Sanofi-Synthelabo. In June 1996, we entered into a collaboration agreement with Sanofi-Synthelabo. Under this agreement, Sanofi-Synthelabo has the right to use our human gene technology and biological information developed by us and GlaxoSmithKline to discover, develop and commercialize products. Sanofi-

Synthelabo is obligated to pay license fees, research payments and milestone payments in connection with the development of products.

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

Technology Collaborations

Antibodies and Peptides

      Abgenix. In November 1999, we entered into a collaboration and license agreement with Abgenix relating to the field of fully human antibody drug candidates, which was amended in 2001. Pursuant to this agreement, as amended, we licensed technology from Abgenix that we can use to generate fully human antibody drug candidates. We will independently develop and seek to commercialize antibody-based drugs from this collaboration. Abgenix also has an option to develop and commercialize products derived from our antigens. We and Abgenix will pay reciprocal milestone and royalty payments for products developed and commercialized. In May 2003, Human Genome Sciences announced that we had acquired an exclusive worldwide license from Abgenix to develop and commercialize a fully human monoclonal antibody to the CCR5 receptor. CCR5 mAb is currently in late-stage preclinical development at Human Genome Sciences.

      Cambridge Antibody Technology (CAT). In August 1999, we entered into an antibody license agreement with CAT for the development of fully human antibody therapeutics for up to three of our target human proteins. Pursuant to this agreement, we have entered into an exclusive license agreement for Lymphostat-B, which was discovered in collaboration with CAT. Under this 1999 agreement, we have paid CAT $2.3 million for one milestone and fees through the end of 2003. In February 2000, we entered into a broader agreement with CAT that provides us with the right to use their technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. Under this 2000 agreement, we paid CAT $12.0 million for ten years of committed research support. We also plan to combine our resources to develop and sell a significant number of therapeutic antibody products. CAT has the right to select up to twenty-four of our proprietary antigens for preclinical development. We have the option to share clinical development costs and to share the profits equally with them on up to eighteen such products. CAT has rights to develop six such products on their own. We are entitled to clinical development milestone and royalty payments on those six products. We have exercised our option with respect to TRAIL Receptor 1, TRAIL Receptor 2 and ABthrax. Under the 2000 agreement, we have paid to CAT $4.5 million in milestone payments through the end of 2003.

      Dyax. In March 2000, we entered into a license agreement with Dyax relating to Dyax’s phage display and peptide technology, which was amended in 2001. Under the agreement, as amended, we have the right to use Dyax’s phage display technology to develop an unlimited number of therapeutic and diagnostic products that we may sell or outlicense. In 2000, we paid Dyax $6.0 million for the technology license. Through 2003, we have paid $6.5 million for research support. We will provide milestone and royalty payments to Dyax on products we develop and sell or will share revenue we receive from outlicensees. The licensed technologies include Dyax’s phage display technology to create peptide drugs, human monoclonal antibody drugs and in vitro diagnostic products. In addition, we have the right to require that Dyax perform research in the fields of protein separation and high-throughput screening technology. We also have rights to improvements in Dyax’s phage display technology.

      Medarex. In July 2001, we entered into a collaboration agreement with Medarex relating to the creation of fully human antibodies. Under the agreement, Medarex plans to use its technology to create antibody leads that are specific for target proteins that we discovered. We have the option to license exclusively therapeutic and diagnostic antibody products and Medarex is entitled to receive license fees, milestone payments and royalties on any commercial sales of products resulting from the collaboration.

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

Gene Therapy

      Transgene. In February 1998, we entered into an agreement with Transgene relating to the field of human gene therapy, including gene therapy vaccines, to the extent that it will not conflict with our other collaboration agreements. Under this agreement, we granted Transgene the right to license exclusively up to 10 genes. We obtained a 10% equity interest in Transgene, which has subsequently been diluted down to 5.9%, and certain co-development and co-marketing rights. Transgene selected two genes from our database, CTGF-2 and TIMP-4, as its first two exclusive gene therapy products. CTGF-2 stimulates the formation of blood vessels and could be an effective tool in the control of coronary artery disease. TIMP-4 prevents restenosis, which is the growth of blood-vessel obstruction following an angioplasty. Our collaboration with Transgene will end in 2008.

      Vical. In February 2000, we entered into a license agreement with Vical relating to the field of gene therapy. Under this agreement, we licensed technology from Vical and granted Vical the right to license up to three genes. The agreement provides for reciprocal royalty payments. Our collaboration with Vical will end in 2004.

      Corautus. In February 2003, we obtained approximately an 18% equity interest in Corautus Genetics Inc. (“Corautus”), a publicly-traded company that resulted from the merger of Vascular Genetics, Inc. (“VGI”) and GenStar Therapeutics Corporation. Corautus assumed the exclusive license in the field of gene therapy for our VEGF-2 gene, previously granted to VGI.

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

      MDS Nordion. In October 2001, we entered into an agreement with MDS Nordion, a unit of MDS Inc., whereby MDS Nordion will radioiodinate proteins for us at a cGMP manufacturing suite at its Ottawa, Canada facility. We will supply MDS Nordion with the targeting protein, B-Lymphocyte Stimulator (BLyS), and MDS Nordion will use a process it developed for us that covalently binds the radioactive isotopes to the BLyS protein.

Microbial Collaborations

      MedImmune. We entered into a collaboration and license agreement with MedImmune in July 1995, which we amended in March and December 1997. This agreement is related to the development of drugs based upon certain infectious agents sequenced by us or The Institute For Genomic Research (“TIGR”) or to which we hold licenses. Programs under this agreement include the creation of vaccines and immunotherapeutics for non-encapsulated Haemophilus influenzae, Streptococcus pneumoniae, Escherichia coli, Helicobacter pylori and Borrelia burgdorferi. MedImmune sub-licensed the Streptococcus pneumoniae vaccine technology to GlaxoSmithKline. We are entitled to a portion of the payments received by MedImmune under its sub-license. In 2003, we received a clinical development milestone payment from MedImmune relating to the initiation of clinical trials of a vaccine against Streptococcus pneumoniae by GlaxoSmithKline, a partner of MedImmune’s. Through 2003, we have received $1.1 million from MedImmune.

      Pfizer. In October 1996, we entered into an agreement with Pharmacia in which we granted to Pharmacia a non-exclusive license to conduct research and to make, use and sell products based on genes of Staphylococcus aurreus and the pathogenicity islands of Escherichia coli sequenced by us. In 2003, we amended the Pharmacia agreement with Pfizer Corporation (“Pfizer”), which acquired Pharmacia. We received and recognized in full the license fee paid as a result of the amendment.

Other

      diaDexus. During 2003, diaDexus announced that the FDA had cleared its PLAC™ test for marketing as a diagnostic aid for use in helping predict an individual’s risk for coronary heart disease. The PLAC test measures the level of lipoprotein-associated phospholipase A2 (Lp-PLA2) in human blood. The PLAC test was discovered through the use of Human Genome Sciences’ technology, and Human Genome Sciences is entitled to receive royalties on sales of the PLAC test.

      In 2003, Human Genome Sciences acquired exclusive, worldwide rights from diaDexus to develop and commercialize diagnostic immunohistochemical (IHC) tests based on the TRAIL Receptor-1 (TRAIL-R1) and TRAIL Receptor-2 (TRAIL-R2) proteins.

      Genentech. In August 2003, we entered into an agreement with Genentech in which we granted to Genentech an exclusive, worldwide patent rights to develop and commercialize therapeutic biologic products for human use based on a human gene discovered by Human Genome Sciences that may have potential applications in immunology, oncology and neurology. Non-exclusive, worldwide rights for the development and commercialization of diagnostic and small molecule products for human use based on the same gene also were granted.

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

      We have filed U.S. patent applications with respect to many human genes and their corresponding proteins. We have also filed U.S. patent applications with respect to all or portions of the genomes of several infectious and non-infectious microorganisms. As of March 1, 2004, we had 384 U.S. patents covering genes and proteins. Our remaining applications may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases. In certain instances, we will be dependent upon our collaborators to file and prosecute patent applications.

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

Manufacturing

      We are able to manufacture multiple protein and antibody drugs for use in research and clinical activities. We produce and purify these protein and antibody drugs within a 127,000 square foot process development and manufacturing facility. We do not manufacture any products for commercial use and do not have any experience in manufacturing materials suitable for commercial use.

      We are actively building our manufacturing organization and facilities with the intent of manufacturing our own commercial materials. Our long-range plan is to establish additional manufacturing capabilities to allow us to meet our commercial manufacturing requirements. We are currently expanding the capacity of our existing process development and manufacturing facility. We have completed construction and are in the process of commissioning 102,600 square feet of manufacturing space at our Traville site to be completed in 2004. We are constructing a 291,000 square foot large-scale manufacturing facility to allow for the production of protein and antibody drugs for both clinical and commercial use. This facility is expected to be available for occupancy in 2005. The FDA must inspect and license these facilities to determine compliance with cGMP requirements for commercial production. We may not be able successfully to establish manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements. For a description of the financing arrangements for these facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Marketing

      We do not have any marketed products. We have a strategic marketing group to analyze the commercial value of our product portfolio and the competitive environment. The strategic marketing group also analyzes patient needs and customer preferences with respect to our product development and planning. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. GlaxoSmithKline, Schering-Plough and others have co-marketing rights with respect to certain of our products. If we decide to market any products independently, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.

Employees

      As of March 1, 2004, we had 1,100 full-time employees. None of our employees is covered by a collective bargaining agreement and we consider relations with our employees to be good.

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

      We do not know whether we can implement our business strategy successfully because we are still in development of our products. We initially set out to find as many genes as possible and are now using that information to develop medical and pharmacological products. We used automated high-speed technology to:

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

      We invested significant time and resources to isolate and study genes and determine their functions. We now devote most of our resources to developing proteins and antibodies for the treatment of human disease. We are also devoting substantial resources to the establishment of our own manufacturing capabilities, both to support clinical testing and eventual commercialization. We have made and are continuing to make substantial expenditures. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. We cannot assure you that expenses for testing and study will yield profitable products or even products approved for marketing by the FDA. We will incur additional costs to continue these activities. If we are not successful in commercializing products, we may be unable to recover the large investment we have made in research, development and manufacturing.

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

      To date, companies have developed and commercialized relatively few gene-based products. Our work depends on new, rapidly evolving technologies and on the marketability and profitability of innovative products. Commercialization involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the possibility that:

•	these technologies or any or all of the products based on these technologies will be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;

•	the products, if safe and effective, will be difficult to manufacture on a large-scale or uneconomical to market;

•	proprietary rights of third parties will prevent us or our collaborators from exploiting technologies or marketing products;

•	third parties will market superior or equivalent products; and

•	we may not be able to obtain or exploit new and superior technology, which could render obsolete the technologies we use.

      Because we are a mid-stage company, we do not know whether we can develop our business or achieve profitability.

      We expect to continue to incur increasing losses and we cannot assure you that we will ever become profitable. We are in the mid-stage of development, and it will be a number of years, if ever, before we are likely to receive revenue from product sales or royalty payments. We will continue to incur substantial expenses relating to research and development efforts. We anticipate that we will increase these efforts as we focus on the laboratory and human studies that are required before we can sell a product. The development of our products requires significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.

      We continually evaluate our business strategy and may modify this strategy in light of developments in our business and other factors.

      In the past, we have redirected the focus of our business from the discovery of genes to the development of medically useful products based on those genes. We continue to evaluate our business strategy and, as a result, may modify this strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different products or may delay or halt the development of various products. In addition, as a result of changes in our strategy, we may also change or refocus our existing drug discovery, development, commercialization and manufacturing activities. This could require changes in our facilities and personnel and the restructuring of various financial arrangements. We cannot assure you that changes will occur or that any changes that we implement will be successful.

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

      Although we are conducting human studies with respect to a number of products, we have limited experience with these activities and may not be successful in developing or commercializing these or other products.

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

      To date, data obtained from our clinical trials have been insufficient to demonstrate safety and efficacy under applicable FDA guidelines and are not sufficient to support an application for regulatory approval without further studies. In trials of repifermin, the drug was shown to be safe, but was not shown to be effective. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. Regulatory authorities may not permit us to undertake any additional clinical trials. The clinical trial process may be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA.

      We face risks in connection with our ABthrax product in addition to risks generally associated with drug development.

      Our entry into the biodefense field with the development of ABthrax presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies, including the U.S. Army, are known to be developing biodefense pharmaceuticals and related products to combat anthrax. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. government and its agencies, the success of ABthrax will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. Moreover, even if ABthrax is approved by the FDA, the revenues available for the sale of ABthrax could be significantly curtailed by the efforts of government payors to limit the selling price of ABthrax. In the case of the U.S. government, executive or legislative action could attempt to impose production and pricing requirements on us. Moreover, we do not know whether the U.S. government will purchase ABthrax, and if it does, the timing, extent and amount of such purchases.

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

      We have received all our revenue from payments made under our collaboration agreements with GlaxoSmithKline and, to a lesser extent, other agreements. The initial research term of the GlaxoSmithKline collaboration agreement and many of our other collaboration agreements expired in 2001. None of these collaboration agreements was renewed. We may not be able to enter into additional collaboration agreements. We are entitled to certain milestone and royalty payments from the existing collaborators, but may not receive payments if our collaborators fail to:

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

      As of December 31, 2003, we had long-term obligations of approximately $503.7 million. We also had future guarantee obligations under certain facility leases that under current terms will increase to approximately $240.1 million. Our substantial debt and future guarantees will have several important consequences for our future operations. For instance:

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

      In the fourth quarter of 2001 and in the second quarter of 2003, we entered into two facility leases with respect to two facilities, one of which is recently completed and the other was a previously-constructed facility. Under accounting principles generally accepted in the United States, these leases are treated as operating leases. In the event we default on our obligations under the leases, we may be responsible for up to $276.0 million of the cost of these facilities because of guarantees we made in connection with the leases. These obligations are not required to be reflected as liabilities on our balance sheet, but are described in footnotes to our financial statements. We are required to pledge marketable securities as security for our obligations under the leases and the related documents. As of December 31, 2003, we included approximately $280.8 million of restricted investments on our balance sheet, of which approximately $267.9 million was held as restricted investments providing collateral for our obligations with respect to these facilities. We expect that we will include approximately $295.0 million in restricted investments on our balance sheet when the final payments are made with respect to the recently completed facility. If the value of our pledged investments declines, because of an increase in interest rates or otherwise, we would need to pledge additional investments, which would further reduce our working capital. The rent under one of these leases is based on a floating interest rate, but the lessors at our request can lock in a fixed interest rate at an interest rate premium. To date, one lessor has fixed the interest rate for approximately $76.0 million of the financed project cost. To the extent the lessors do not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. These leases have a term of seven years. If we desire to remain in the facilities upon lease expiration, we would need to refinance or buy the facilities at the financed project cost. We cannot assure you that refinancing will be available on comparable terms, if at all. Further, in the event the facilities are sold, we have guarantee obligations which make us responsible to the extent that the value of the facilities is less than the financed project cost and which reach a maximum guarantee obligation of approximately $240.1 million if the value of the facilities declined below approximately 15% of the financed project cost. While we believe that these leases provide a useful financing mechanism for the facilities, adverse public perception of such lease arrangements and the associated risks may cause our stock price to decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” as well as Recent Accounting Pronouncements within Note B, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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

      Our stock price, like the stock prices of other biotechnology companies, has been highly volatile. During 2003, the closing price of our common stock has been as low as $6.34 per share and as high as $16.36 per share. The market price of our common stock could fluctuate widely because of:

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

      We are aware that others, including universities and companies working in the biotechnology and pharmaceutical fields, have filed patent applications and have been granted patents in the U.S. and in other countries that cover subject matter potentially useful or necessary to our business. Some of these patents and patent applications claim only specific products or methods of making products, while others claim more general processes or techniques useful in the discovery and manufacture of a variety of products. The risk of additional patents and patent applications will continue to increase as the biotechnology industry expands. We cannot predict the ultimate scope and validity of existing patents and patents that may be granted to third parties, nor can we predict the extent to which we may wish or be required to obtain licenses to such patents, or the availability and cost of acquiring such licenses. To the extent that licenses are required, the owners of the patents could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products. We believe that there will continue to be significant litigation in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources.

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

      We depend on our senior executive officers as well as key scientific and other personnel. Only a few of our key personnel are bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Our employment agreement with Dr. William A. Haseltine, our Chairman of the Board and Chief Executive Officer, expires in February 2005. Although Dr. Haseltine’s employment agreement automatically extends for additional one year terms, either party can terminate the agreement four months prior to the end of the applicable term. If any key employee decides to terminate his or her employment with us, this termination could delay the commercialization of our products or prevent us from becoming profitable. Further, we have not purchased key-man life insurance on any of our executive officers or key personnel, and therefore may not have adequate funds to find acceptable replacements for them. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to complete human studies successfully and develop marketable products.

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

ITEM 2.     PROPERTIES

      We currently lease and occupy approximately 1,164,000 square feet of laboratory and office space in eleven buildings in Rockville, Maryland. Our leased space includes approximately 481,000 square feet of laboratory space, approximately 375,000 of manufacturing space secured through long-term leases and approximately 308,000 square feet of office space.

      In addition, we are constructing a 291,000 square foot large-scale manufacturing facility that we expect to occupy in 2005.

      For additional discussion of the financing of certain of our leases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements.”

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER’S MATTERS

      Our common stock has been traded on the NASDAQ National Market System under the symbol HGSI since December 2, 1993. The following table presents the quarterly high and low closing prices as quoted by NASDAQ.

2002	High	Low
First Quarter	$32.79	$20.52
Second Quarter	$22.34	$12.30
Third Quarter	$18.65	$10.27
Fourth Quarter	$13.64	$8.49

2003	High	Low
First Quarter	$9.36	$6.34
Second Quarter	$16.30	$8.51
Third Quarter	$16.36	$12.26
Fourth Quarter	$15.47	$11.81

      As of January 31, 2004, there were approximately 840 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future, in part because existing contractual agreements prohibit such dividends. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

      We present below our selected consolidated financial data for the years ended December 31, 2003, 2002 and 2001, and as of December 31, 2003 and 2002, which have been derived from the audited consolidated financial statements included elsewhere herein and should be read in conjunction with such consolidated financial statements and the accompanying notes. We present below our selected financial data for the years ended December 31, 2000 and 1999, and as of December 31, 2001, 2000 and 1999, which have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Per share amounts have been restated to reflect two two-for-one stock splits, paid in the form of stock dividends on January 28, 2000 and on October 5, 2000.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share and ratio data)
Statement of Operations Data:
Revenue — research and development collaborative contracts	$8,168	$3,568	$12,818	$22,068	$24,524

Costs and expenses:
Research and development:
Direct expenditures	191,483	191,162	146,276	91,456	60,607
Charge for construction design changes	—	14,238	—	—	—
Purchased in-process research and development	—	—	—	134,050	—

Total research and development	191,483	205,400	146,276	225,506	60,607
General and administrative	43,608	44,175	38,714	27,083	14,838

Total costs and expenses	235,091	249,575	184,990	252,589	75,445

Income (loss) from operations	(226,923)	(246,007)	(172,172)	(230,521)	(50,921)
Net investment income	41,599	58,449	81,228	46,008	8,977
Charge for impaired investments	—	(32,158)	(22,314)	—	—
Debt conversion expenses	—	—	(3,894)	(50,818)	—

Income (loss) before taxes and cumulative effect of change in accounting principle (1)	(185,324)	(219,716)	(117,152)	(235,331)	(41,944)
Provision for income taxes	—	—	—	225	225

Net income (loss) before cumulative effect of change in accounting principle (1)	(185,324)	(219,716)	(117,152)	(235,556)	(42,169)
Cumulative effect of change in accounting principle (2)	—	—	—	(8,250)	—

Net income (loss) (1)	$(185,324)	$(219,716)	$(117,152)	$(243,806)	$(42,169)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA, CONTINUED

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share and ratio data)
Statement of Operations Data:
Net income (loss) per share before cumulative effect of change in accounting principle, basic and diluted (1) (3)	$(1.44)	$(1.71)	$(0.92)	$(2.12)	$(0.46)
Cumulative effect of change in accounting principle (2)	—	—	—	(0.08)	—

Net income (loss) per share, basic and diluted (1) (3)	$(1.44)	$(1.71)	$(0.92)	$(2.20)	$(0.46)

Pro forma amounts assuming the accounting change is applied retroactively:
Net income (loss) (3) (4)				$(235,556)	$(42,169)

Net income (loss) per share, basic and diluted (3) (4)				$(2.12)	$(0.46)

Other Data:
Ratio of earnings to fixed charges	—	—	—	—	—
Coverage deficiency (1)	$(185,324)	$(219,716)	$(117,152)	$(235,331)	$(41,944)

	As of December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, short-term and restricted investments (5)	$1,262,458	$1,491,740	$1,689,311	$1,774,640	$466,192
Total assets (6)	1,466,204	1,662,187	1,865,004	1,948,525	527,725
Total debt and capital lease, less current portion (6)	503,664	503,281	503,970	533,146	326,336
Retained deficit	(886,871)	(701,547)	(481,831)	(364,679)	(120,873)
Total stockholders’ equity	903,333	1,100,553	1,304,463	1,362,955	169,068

(1)	For 2002, amounts include charges aggregating $46,396 arising from a charge for an impaired investment and a charge for construction design changes of $32,158, or $0.25 per share, and $14,238, or $0.11 per share, respectively. For 2001, amounts include charges aggregating $26,208 arising from a charge for an impaired investment and debt conversion expenses of $22,314, or $0.17 per share, and $3,894, or $0.03 per share, respectively. For 2000, amounts include charges aggregating $184,868 arising from purchased in-process research and development and debt conversion expenses of $134,050, or $1.21 per share, and $50,818, or $0.46 per share, respectively.

(2)	The cumulative effect of change in accounting principle is a one-time, non-cash charge relating to our implementation of Staff Accounting Bulletin No. 101 (“SAB 101”). SAB 101 was issued by the Securities and Exchange Commission (SEC) in December 1999. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of our implementation of SAB 101 was to defer revenue recognition for certain portions of the revenue we previously recognized under our collaborative agreements into future accounting periods.

(3)	Restated to reflect two two-for-one stock splits paid in the form of a stock dividend on January 28, 2000 and on October 5, 2000.

(4)	Pro forma presentation of the accounting change is not applicable for 2003, 2002 and 2001 as the change was implemented in 2000, retroactive to January 1, 2000.

(5)	“Cash, cash equivalents, short-term and restricted investments” for 2003, 2002, 2001, 2000 and 1999 includes $280,776, $205,352, $144,901, $12,332 and $11,637, respectively, of restricted investments relating to certain operating leases.

(6)	“Total assets” for 2003, 2002, 2001, 2000 and 1999 includes $280,776, $205,352, $144,901, $12,332 and $11,637, respectively, of restricted investments relating to certain operating leases. “Total debt and capital lease, less current portion” for 2003 and 2002 does not include any operating lease obligations under various facility and equipment lease arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Human Genome Sciences is a mid-stage development company with a significant product pipeline derived from proprietary genomic technology. Our goal is to build a global biopharmaceutical company that discovers, develops, manufactures and markets gene-based protein and antibody drugs to treat and cure disease. The success of our drug discovery efforts derives from our expertise in genomics, the systematic collection and understanding of human genes and their functions. We focus our internal product development efforts on novel human protein and antibody drugs discovered through genomics-based research, and on new long-acting versions of existing protein drugs created using our albumin fusion technology. We use collaborations for the development of other protein and antibody drugs, gene therapy products, small molecule drugs, and diagnostic products discovered using our genomics-based technology.

      We have products in clinical development and additional products in clinical trials by companies with which we are collaborating. We continue to evaluate new drugs for advancement into clinical development.

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

      We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements with GlaxoSmithKline and, to a lesser extent, other agreements. The initial research term associated with the GlaxoSmithKline collaboration agreement and many of our other collaboration agreements expired in 2001 and those agreements will only generate additional milestone and royalty payments if our collaborators successfully develop drugs based on our technology. We may not receive any of these payments and may not be able to enter into additional collaboration agreements.

      We expect that any significant revenue or income for at least the next several years may be limited to investment income, payments under various collaboration agreements to the extent milestones are met, payments from the sale of product rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on preclinical and clinical trials required for the development of therapeutic protein, antibody and fusion protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or new collaboration agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Critical Accounting Policies and the Use of Estimates

      A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. See Note B of the Notes to our Consolidated Financial Statements for further discussion.

Critical Accounting Policies and the Use of Estimates (continued)

      We currently believe the following accounting policies to be critical:

      We carry our cash, cash equivalents, investments, other assets, accounts payable and certain other accrued liabilities at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other than temporary impairment. This evaluation consists of a review of several factors and is subjective in nature. If management determines that such an impairment exists we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a short-term investment prior to maturity, we classify our short-term investments as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. If we held investments that were classified as “held-to-maturity” securities, these would be carried at amortized cost rather than at fair market value. If we held investments that were classified as “trading” securities, these would be carried at fair market value, with a corresponding adjustment to earnings for any change in fair market value.

      We lease various real properties under operating leases that generally require us to pay taxes, insurance and maintenance. Two of our operating leases are commonly referred to as “synthetic leases.” A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset to the lessee. Under these leases, we provide a residual value guarantee which guarantees the lessor that the residual value of the leased assets will be at least equal to a specified amount at lease termination. We have determined that the entities that own the properties have sufficient substance such that they can be treated as unrelated entities to us and, accordingly, do not require consolidation into our financial statements. Further, we have determined that the terms of the property leases qualify them as operating leases under generally accepted accounting principles. Accordingly, these synthetic leases are treated as operating leases for accounting purposes. Changes in the equity participation of the third parties or our obligations under the agreements could affect the classification of these leases from operating to capital. In that event, we would include both the cost and debt associated with the properties on our consolidated balance sheet. In June 2003, we restructured these two leases to comply with the new requirements of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).

      We recognize revenue from non-refundable upfront license fees where we have a continuing obligation to provide access to our technology ratably over the period of obligation in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). We recognize deferred revenues related to these obligations on a straight-line basis over the life of the obligation. Our revenues with Transgene are being recognized on a straight-line basis over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. Our other revenues in 2003 have been earned and recognized in full as we have no continuing obligation.

      Revenue associated with performance milestones is recognized based on the achievement of the milestones, as defined in the applicable agreement.

      Research and development expenses primarily include related salaries, outside services, materials and supplies, and allocated facility costs. Such costs are charged to research and development expense as incurred. Our drug development expenses include accruals for clinical site and clinical research organization (“CRO”) costs. We make estimates of the costs incurred to date but not yet invoiced in relation to clinical site costs and CRO costs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs, when evaluating the adequacy of the accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ significantly from those estimates under different assumptions.

      We have stock option plans under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. We

Critical Accounting Policies and the Use of Estimates (continued)

account for our stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted at fair market value, we recognize no compensation expense at the time of the grant in accordance with APB No. 25. If we were to adopt the fair value based method set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we would recognize compensation expense based upon the fair value at the grant date for awards under the plans using the fair value method. We do not report the compensation expense using the fair value method shown in Note B of the notes to the consolidated financial statements. We have provided pro forma disclosures in the notes to our consolidated financial statements of our net loss and net loss per share as if we used the fair value method. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We account for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services.

Results of Operations

          Years Ended December 31, 2003 and 2002

      Revenues. We had revenues of $8.2 million and $3.6 million for the years ended December 31, 2003 and December 31, 2002, respectively. The 2003 revenues consisted of the recognition of an aggregate of $4.6 million in revenue received from Pfizer, Inc. (“Pfizer”), Genentech, Inc. (“Genentech”) and from MedImmune, Inc. (“MedImmune”), $2.6 million recognized from our collaboration with Transgene, S.A. (“Transgene”) and a $1.0 million milestone payment from GlaxoSmithKline (“GSK”). The 2002 revenues consisted of the recognition of $2.6 million from our collaboration with Transgene and $1.0 million in a milestone payment from GSK.

      Expenses. Research and development expenses decreased to $191.5 million for the year ended December 31, 2003 from $205.4 million for the year ended December 31, 2002, including a $14.2 million charge for construction design changes to the large-scale manufacturing facility in 2002. Excluding the $14.2 million charge, research and development expenses increased slightly to $191.5 million for the year ended December 31, 2003 from $191.2 million for the year ended December 31, 2002.

      We track our research and development expenditures by type of cost incurred — research, drug development, manufacturing and clinical development costs.

      Our research costs decreased to $34.3 million for the year ended December 31, 2003 from $45.9 million for the year ended December 31, 2002. This decrease is due primarily to reduced activity in gene discovery and in the study of preclinical therapeutic protein drug candidates, including a decrease of $5.4 million in services and expense recognition of license fees to Dyax Corporation and a decrease of $4.0 million in collaboration payments to Cambridge Antibody Technology.

      Our drug development costs increased to $56.5 million for the year ended December 31, 2003 from $53.7 million for the year ended December 31, 2002. This increase is due primarily to increased process development activity, where we are evaluating ways to develop or improve our product candidates and production processes.

      Our manufacturing costs increased to $60.0 million for the year ended December 31, 2003 from $56.7 million for the year ended December 31, 2002. This increase is due to the increased production and quality assurance activities within our process development and manufacturing facilities needed to support our increased clinical activities.

Results of Operations (continued)

          Years Ended December 31, 2003 and 2002 (continued)

      Our clinical development costs increased to $40.7 million for the year ended December 31, 2003 from $34.9 million for the year ended December 31, 2002. This increase is due primarily to the cost of continuing ongoing trials from 2002 as well as initiating new trials in 2003.

      The charge for construction design changes of $14.2 million for the year ended December 31, 2002 related to our 2002 decision to modify the initial design of the large-scale manufacturing facility mentioned above.

      General and administrative expenses decreased to $43.6 million for the year ended December 31, 2003 from $44.2 million for the year ended December 31, 2002. This decrease is due primarily to a $8.4 million decrease in legal expenses associated with filing and prosecuting patent applications relating to genes and proteins we discovered, mostly offset by a $6.4 million increase in facility and other costs relating primarily to the move of many of our laboratories and offices to a new facility.

      Investment income decreased to $64.3 million for the year ended December 31, 2003 from $82.2 million for the year ended December 31, 2002, due to lower average cash and short-term investment balances and reduced yield due to declining interest rates. Investment income also includes realized gains and losses on our short-term and restricted investments of $8.7 million and $7.2 million for 2003 and 2002, respectively, along with a realized gain of approximately $1.1 million relating to sale of approximately 69% of our equity investment in Ciphergen Biosystems, Inc. (“Ciphergen”) during the third quarter of 2003. See Note C of the Notes to Consolidated Financial Statements for additional discussion. The yield on our investments was 4.6% for the year ended December 31, 2003, as compared to 5.2% for the year ended December 31, 2002. Our average cash balance decreased during 2003 as a result of our net loss and capital expenditures in 2003. We believe investment income will continue to be lower than the prior year as our short-term investments mature and are reinvested at rates lower than previously obtained. Interest expense decreased for the year ended December 31, 2003 compared to the year ended December 31, 2002, due to interest capitalized in 2003 of $1.0 million relating primarily to the construction of our large-scale manufacturing facility. Assuming the cost of the manufacturing facility reaches approximately $233.4 million when construction is complete in 2005, capitalized interest could approximate $7.0 million. Total interest expense, before capitalized interest, was $23.7 million for the year ended December 31, 2003.

      The charge for impaired investment of $32.2 million for the year ended December 31, 2002 related to the reduction made to the carrying value in our equity investment in Cambridge Antibody Technology (“CAT”). During the third quarter of 2002, we reduced the carrying value of this investment to $13.0 million from $45.2 million due to the significant reduction in market value of CAT’s shares that we believed may not be temporary. See Note C of the Notes to Consolidated Financial Statements for additional discussion.

      Net Income (Loss). We recorded a net loss of $185.3 million, or $1.44 per share, for the year ended December 31, 2003, compared to a net loss of $219.7 million, or $1.71 per share, for the year ended December 31, 2002. The decreased loss for 2003 compared to 2002 reflects the absence of both a charge for construction design and a charge for impaired investment and an increase in revenue, partially offset by a decrease in net investment income.

      Excluding the charge for construction design changes of $14.2 million and the charge for impaired investment of $32.2 million incurred in 2002, our net loss of $185.3 million, or $1.44 per share, for the year ended December 31, 2003 would have compared to a pro forma net loss of $173.3 million, or $1.35 per share, for the year ended December 31, 2002 with the increased loss due primarily to reduced net investment income partially offset by increased revenue. These pro forma financial measures are not prepared in accordance with generally accepted accounting principles (“GAAP”). We refer to these non-GAAP financial measures in making operational decisions because they provide meaningful supplemental information regarding our operational performance and facilitate comparisons to our historical operating results.

Results of Operations (continued)

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

      Expenses. Research and development expenses increased to $205.4 million for the year ended December 31, 2002 from $146.3 million for the year ended December 31, 2001, including the $14.2 million charge for construction design changes in 2002. Excluding the $14.2 million charge, research and development expenses increased to $191.2 million for the year ended December 31, 2002 from $146.3 million for the year ended December 31, 2001.

      We track our research and development expenditures by type of cost incurred — research, drug development, manufacturing and clinical development costs.

      Our research costs increased to $45.9 million for the year ended December 31, 2002 from $36.8 million for the year ended December 31, 2001. This increase is due primarily to increased costs in antibody development related to collaboration payments made to CAT along with the expense recognition of the remaining prepaid license fees to Dyax Corporation.

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

      The charge for construction design changes of $14.2 million for the year ended December 31, 2002 relates to our decision to modify the initial design of the large-scale manufacturing facility.

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

      Investment income decreased to $82.2 million for the year ended December 31, 2002 from $105.9 million for the year ended December 31, 2001, due to lower average cash and short-term investment balances and reduced yield due to declining interest rates. Investment income also includes realized gains and losses on our short-term and restricted investments of $7.2 million and $6.5 million for 2002 and 2001, respectively. See Note C of the Notes to Consolidated Financial Statements for additional discussion. The yield on our investments was 5.2% for the year ended December 31, 2002, as compared to 6.1% for the year ended December 31, 2001. Our average cash balance decreased during 2002 as a result of our net loss and capital expenditures in 2002. Interest expense decreased for the year ended December 31, 2002 in comparison to the

Results of Operations (continued)

          Years Ended December 31, 2002 and 2001 (continued)

year ended December 31, 2001, due primarily to a reduction in the average debt balance as a result of the conversion to equity of $28.6 million of convertible notes during 2001.

      The charge for impaired investment of $32.2 million for the year ended December 31, 2002 relates to the reduction made to the carrying value in our equity investment in CAT. During the third quarter of 2002, we reduced the carrying value of this investment to $13.0 million from $45.2 million due to the significant reduction in market value of CAT’s shares that we believe may not be temporary. The charge for impaired investment of $22.3 million for the year ended December 31, 2001 relates to the reduction made to the carrying value in our equity investment in Transgene. We reduced the carrying value of this investment to $3.4 million from $25.7 million due to an impairment that we deemed to be other-than-temporary. See Note C of the Notes to Consolidated Financial Statements for additional discussion.

      Debt conversion expenses of $3.9 million for the year ended December 31, 2001 relate primarily to the conversion of $25.0 million aggregate principal of 5% convertible subordinated notes due 2007 into equity. See Note H of the Notes to Consolidated Financial Statements for additional discussion.

      Net Income (Loss). We recorded a net loss of $219.7 million, or $1.71 per share, for the year ended December 31, 2002, compared to a net loss of $117.2 million, or $0.92 per share, for the year ended December 31, 2001. The increased loss for 2002 compared to 2001 reflects charges for increased impairment of investments and construction design changes, increased manufacturing operations, increased investment in the discovery and development of our drug candidates, reduced net investment income, increased general and administrative activities and reduced revenue.

      Excluding the charge for construction design changes incurred in 2002, the charges for impaired investments incurred in 2002 and 2001, and the charge for debt conversion expenses for 2001, our pro forma net loss would have been $173.3 million, or $1.35 per share, for the year ended December 31, 2002, compared to $90.9 million, or $0.72 per share, for the year ended December 31, 2001. These pro forma financial measures are not prepared in accordance with GAAP. We refer to these non-GAAP financial measures in making operational decisions because they provide meaningful supplemental information regarding our operational performance and facilitate comparisons to our historical operating results.

Liquidity and Capital Resources

      We had working capital of $943.9 million at December 31, 2003 as compared to $1.25 billion at December 31, 2002. The decrease in working capital is primarily due to our net loss, along with a net increase in our restricted investments and capital expenditures during 2003. Our capital expenditures for 2003 included approximately $47.0 million for the construction of a large-scale manufacturing facility that we anticipate completing by 2005 at a total cost of approximately $233.4 million.

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

Liquidity and Capital Resources (continued)

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

      Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds and investment income will be sufficient to fund our operations for the next several years.

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

      We have certain contractual obligations, including some that are not recorded on our balance sheets, which will have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors. See “Off-Balance Sheet Arrangements” below for additional discussion. Our operating leases, including those with residual value guarantees, along with our unconditional purchase obligations are not recorded on our balance sheets.

Liquidity and Capital Resources (continued)

      These contractual obligations as of December 31, 2003 are summarized as follows:

	Payments Due by Period
	(dollars in millions)

		One year	Two to	Four to	After
	Total	or less	three years	five years	five years
Contractual Obligations
Long-term debt	$503.0	$—	$3.1	$499.9	$—
Capital lease obligation	1.1	0.4	0.7	—	—
Operating leases	139.5	17.2	32.8	28.7	60.8
Rental obligations for facility leases with residual value guarantees (1) (2)	42.6	7.1	15.1	14.5	5.9
Unconditional purchase obligations (3)	51.2	51.2	—	—	—
Other long-term liabilities reflected on our balance sheets (4)	—	—	—	—	—

Total contractual cash obligations (5)	$737.4	$75.9	$51.7	$543.1	$66.7

(1)	Certain of our current or future lease payments are based upon currently applicable interest rates. See additional discussion of these facility leases below.

(2)	Certain of our operating leases contain residual value guarantees relating to two facility leases described below.

(3)	Our unconditional purchase obligations relate primarily to commitments for capital expenditures, consisting primarily of manufacturing space build-out and equipment. The amounts exclude anticipated, but not yet obligated costs, estimated at approximately $141.4 million associated with our construction of a large-scale manufacturing facility.

(4)	Because we cannot forecast with any degree of certainty whether any of our current collaborations will require us to make future milestone or royalty payments, we have excluded these amounts from the above table.

(5)	For additional discussion of our debt obligations and lease commitments, see Notes H and I of the Notes to the Consolidated Financial Statements.

      As of December 31, 2003, we had net operating loss carry forwards for federal income tax purposes of approximately $855.7 million, which expire, if unused, by the year 2023. We also have available research and development tax credit and other tax credit carry forwards of approximately $34.0 million, the majority of which will expire, if unused, by the year 2023.

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

Off-Balance Sheet Arrangements

      We have entered into lease agreements for a research and development and administrative facility and another research facility (the “Traville lease” and the “9800 MCD lease,” respectively) that have been structured such that they are accounted for as operating leases. This structure provides us with cost-effective financing and future financing flexibility. None of our directors, officers or employees has any financial interest with regard to these lease arrangements.

      The Traville lease has a term of approximately seven years beginning in 2003 and relates to a research and development and administrative facility located on the Traville site in Rockville, Maryland. The total financed cost of the Traville lease facility is $200.0 million. Construction of the Traville facility was

Off-Balance Sheet Arrangements (continued)

substantially completed during 2003. Our rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The rent under this lease is currently based on the rate for short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at our request. To the extent the lessor does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. The current floating rate was approximately 1.1% as of December 31, 2003.

      The 9800 MCD lease has a term of seven years beginning in 2001 and relates to a $76.0 million research facility located at 9800 Medical Center Drive, near our Traville facility in Rockville, Maryland. The rent under this lease is fixed. As of December 31, 2003, the weighted-average interest rate was approximately 4.3%.

      Our restricted investments with respect to the Traville lease, the 9800 MCD lease and other leases for the existing process development and manufacturing facility are expected to reach approximately $295.0 million. These restricted investments will serve as collateral for the duration of the leases. We will be required to restrict investments equal to 102% of the full amount of the $200.0 million financed project cost for the Traville lease, or $204.0 million, upon the payment of the remaining construction period obligations, and 100% of the full amount of the approximately $76.0 million financed project cost for the 9800 MCD lease as collateral for the duration of the leases. In addition, we are also required to maintain up to a maximum of $15.0 million in restricted investments with respect to the process development and manufacturing facility leases. Our restricted investments for all of these leases aggregated $280.8 million as of December 31, 2003 compared to $205.4 million as of December 31, 2002. As of December 31, 2002, restricted investments also included approximately $21.6 million that related to the construction of our large-scale manufacturing facility. As a result of the lease restructurings in June 2003, we no longer maintain any restricted investments with respect to this facility.

      In connection with the Traville lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In connection with the 9800 MCD lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities, as well as comply with certain dividend restrictions.

      Under the Traville and 9800 MCD leases, we have the option to purchase the properties during and at the end of the lease terms at an aggregate amount of approximately $276.0 million. Alternatively, we can cause the properties to be sold to third parties. We are contingently liable for the residual value guarantee associated with each property in the event the net sale proceeds are less than the original financed costs of the facilities. We are contingently liable for the residual value guarantee associated with the Traville lease and the 9800 MCD lease of approximately $175.5 million and $64.6 million, respectively. See Note I of the Notes to the Consolidated Financial Statements for additional discussion.

      We have entered into various equipment leases with rental payments aggregating $54.3 million over the lease term which range from five to seven years. We must either purchase the equipment at the end of the initial term at the greater of fair market value or 20% of original cost or, in some cases, extend the term of the lease for an additional year. We have accounted for these leases as operating leases. Minimum annual rentals are approximately $9.6 million.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 (continued)

substantial indebtedness and lease obligations, our changing requirements and costs associated with planned facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 19 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents and short-term and restricted investments by approximately $19.8 million, or approximately 1.6% of the aggregate fair value of $1.26 billion, at December 31, 2003. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of December 31, 2003. We believe that any market change related to our investment securities held as of December 31, 2003 is not material to our consolidated financial statements. However, given the short-term nature of these securities, the general decline in interest rates will adversely affect the interest earned from our portfolio as securities mature and are replaced with securities having a lower interest rate. As of December 31, 2003, the yield on comparable two-year investments was approximately 1.8%, as compared to our current portfolio yield of approximately 3.4%.

      As of December 31, 2003, the market values of our equity investments in Transgene, CAT, Corautus Genetics Inc. (“Corautus”) and Ciphergen were approximately $4.6 million, $11.6 million, $7.1 million and $0.8 million, respectively. Our investments in Transgene, Corautus and Ciphergen are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

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

      The rent under the Traville lease is based on a floating interest rate. We can direct the lessor to lock in a fixed interest rate. As of December 31, 2003, such a fixed rate for seven years would be approximately 4.2% compared to the floating rate as of December 31, 2003 of approximately 1.1%. If interest rates increase, our rent obligations would also increase, which would result in an increase in our operating expenses.

      Changes in interest rates do not affect interest expense incurred on the Company’s Convertible Subordinated Notes because they bear interest at fixed rates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

      During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”), that will manage our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks for 2004 to be immaterial to our operations as a whole.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is set forth on pages F-1–F-32.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.     CONTROLS AND PROCEDURES

      Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

      Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2003, and has concluded that there was no change that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2004 Proxy Statement”).

ITEM 11.     EXECUTIVE COMPENSATION

      We incorporate herein by reference the information concerning executive compensation to be contained in the 2004 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2004 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2004 Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

      We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2004 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report:

(1) Index to Consolidated Financial Statements

(2) Financial Statement Schedules

      Financial statement schedules are omitted because they are not required.

(3) Exhibits

Exhibit No.

3.1*	Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993, Exhibit 3.3 to the Form 10-K for the fiscal year ended December 31, 1997, Exhibit 3.1 to the Form 8-K filed December 16, 1999 and Exhibit 3.1 to the Form 10-Q filed July 31, 2001).
3.2*	By-laws of the Registrant (Filed as Exhibit 3.2 to the Registrant’s Form 10-Q filed August 3, 2000).
4.1*	Form of Common Stock Certificate (Filed as Exhibit 4.1 to the Registrant’s Form S-3 Registration Statement, as amended (Commission File No. 333-45272), filed September 6, 2000).
4.2*	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of May 20, 1998 (Filed as Exhibit 4 to the Registrant’s Form 8-K filed May 28, 1998).
4.3*	Indenture dated as of June 25, 1999 between the Registrant and The Bank of New York, as trustee, including the form of 5 1/2% Convertible Subordinated Notes due 2006 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed June 28, 1999).
4.4*	Indenture dated as of February 1, 2000 between the Registrant and The Bank of New York, as trustee, including the form of 5% Convertible Subordinated Notes due 2007 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed February 2, 2000).
4.5*	Indenture dated as of March 10, 2000 between the Registrant and The Bank of New York, as trustee, including the form of 3 3/4% Convertible Subordinated Notes due 2007 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed March 13, 2000).
10.1*	Employment Agreement, dated February 25, 1997, with William A. Haseltine, Ph.D. (Filed as Exhibit 10.44 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996).
10.2*	Employment Agreement, dated October 1992, with Craig A. Rosen, Ph.D. (Filed as Exhibit 10.17 to the Registrant’s Form S-1 Registration Statement, as amended (Commission File No. 33-69850), originally filed October 1, 1993).
10.3*	2000 Stock Incentive Plan (Filed as Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2001).

Exhibit No.

10.4*	Principia Pharmaceutical Corporation 1999 Equity Compensation Plan (Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8, File No. 333-46298, filed September 21, 2000).
10.5*	Amended and Restated 2000 Employee Stock Purchase Plan dated May 21, 2003 (Filed as Exhibit 10.7 to the Registrant’s Form 10-Q file on August 11, 2003).
10.6*	Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc., dated December 1, 1997 (Filed as Exhibit 10.67 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997).
10.7*	Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc. dated December 1, 1999 (Filed as Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999).
10.8*	Amended and Restated Participation Agreement and Appendix A to the Amended and Restated Participation Agreement between Human Genome Sciences, Inc., Wachovia Development Corporation and the other parties named therein dated June 30, 2003 (Filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 11, 2003).
10.9*	Amended and Restated Lease Agreement between Wachovia Development Corporation and Human Genome Sciences, Inc. dated June 30, 2003 (Filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 11, 2003).
10.10*	Amended and Restated Agency Agreement between Wachovia Development Corporation and Human Genome Sciences, Inc. dated June 30, 2003 (Filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed August 11, 2003).
10.11*	Amended and Restated Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association, and accepted and agreed to by Human Genome Sciences, Inc., dated June 30, 2003 (Filed as Exhibit 10.5 to the Registrant’s Form 10-Q filed August 11, 2003).
10.12*	Amended and Restated Assignment of Liquid Collateral Agreement between Human Genome Sciences, Inc. and Wachovia Development Corporation dated June 30, 2003 (Filed as Exhibit 10.6 to the Registrant’s Form 10-Q filed August 11, 2003).
10.13*	Omnibus Agreement between Maryland Economic Development Corporation, Wells Fargo Bank Northwest, National Association, Human Genome Sciences, Inc., Allfirst Bank, a division of M&T Bank and the other parties named therein dated June 26, 2003.
10.14*	Lease Agreement between Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated October 25, 2001 (Filed as Exhibit 10.22 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and amended by Exhibit 10.15 hereto).
10.15*	Cash Collateral Pledge Agreement between Human Genome Sciences, Inc., Allfirst Bank and Allfirst Trust Company National Association dated October 25, 2001 (Filed as Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.16*	Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001 (Filed as Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and amended by Exhibit 10.15 hereto).
10.17*	Amendment No. 1 dated March 29, 2002 to Lease Agreement between Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated October 25, 2001 (Filed as Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.18*	Amendment No. 1 dated March 29, 2002 to Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001 (Filed as Exhibit 10.26 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
12.1	Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

Exhibit No.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated by reference.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K, on October 28, 2003, furnishing our financial results for the three and nine months ended September 30, 2003.

We filed a Current Report on Form 8-K, on February 10, 2004, furnishing our financial results for the year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

BY:	/s/ William A. Haseltine, Ph.D.

William A. Haseltine, Ph.D. Chairman and Chief Executive Officer

Dated: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ William A. Haseltine, Ph.D. William A. Haseltine, Ph.D.	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 12, 2004

/s/ Craig A. Rosen, Ph.D. Craig A. Rosen, Ph.D.	President, Research and Development and Director	March 12, 2004

/s/ Steven C. Mayer Steven C. Mayer	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 12, 2004

/s/ Betsy S. Atkins Betsy S. Atkins	Director	March 12, 2004

/s/ Richard J. Danzig Richard J. Danzig	Director	March 12, 2004

/s/ Jürgen Drews, M.D. Jürgen Drews, M.D.	Director	March 12, 2004

/s/ Kathryn E. Falberg Kathryn E. Falberg	Director	March 12, 2004

/s/ Richard C. Holbrooke Richard C. Holbrooke	Director	March 12, 2004

/s/ Argeris N. Karabelas, Ph.D. Argeris N. Karabelas, Ph.D.	Director	March 12, 2004

/s/ Augustine Lawlor Augustine Lawlor	Director	March 12, 2004

/s/ Max Link, Ph.D. Max Link, Ph.D.	Director	March 12, 2004

Signature	Title	Date

/s/ Laura D’Andrea Tyson, Ph.D. Laura D’Andrea Tyson, Ph.D.	Director	March 12, 2004

/s/ James Barnes Wyngaarden, M.D. James Barnes Wyngaarden, M.D.	Director	March 12, 2004

/s/ William D. Young William D. Young	Director	March 12, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland

      We have audited the accompanying consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Human Genome Sciences, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

McLean, Virginia
February 2, 2004

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(dollars in thousands, except
	share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$33,269	$25,205
Short-term investments	948,413	1,261,183
Prepaid expenses and other current assets	6,297	10,528

Total current assets	987,979	1,296,916
Long-term investments	24,055	15,071
Property, plant and equipment (net of accumulated depreciation and amortization)	154,717	126,437
Restricted investments	280,776	205,352
Other assets	18,677	18,411

TOTAL ASSETS	$1,466,204	$1,662,187

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$448
Current portion of capital lease obligation	338	241
Accounts payable and accrued expenses	32,121	34,570
Accrued payroll and related taxes	9,060	7,911
Deferred revenues	2,568	2,568

Total current liabilities	44,087	45,738
Long-term debt, net of current portion	503,020	503,020
Capital lease obligation, net of current portion	644	261
Deferred revenues	7,703	10,271
Other liabilities	7,417	2,344

Total liabilities	562,871	561,634

Stockholders’ equity:
Preferred stock — $0.01 par value; shares authorized — 20,000,000; no shares issued	—	—
Common stock — $0.01 par value; shares authorized — 400,000,000; shares issued 129,433,448 and 128,850,551 at December 31, 2003 and 2002, respectively	1,294	1,289
Additional paid-in capital	1,762,191	1,757,685
Unearned portion of compensatory stock options	—	(229)
Accumulated other comprehensive income (loss)	26,719	43,355
Retained deficit	(886,871)	(701,547)

Total stockholders’ equity	903,333	1,100,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,466,204	$1,662,187

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(dollars in thousands, except share and per share amounts)
Revenue — research and development collaborative contracts	$8,168	$3,568	$12,818

Costs and expenses:
Research and development:
Direct expenditures	191,483	191,162	146,276
Charge for construction design changes	—	14,238	—

Total research and development	191,483	205,400	146,276
General and administrative	43,608	44,175	38,714

Total costs and expenses	235,091	249,575	184,990

Income (loss) from operations	(226,923)	(246,007)	(172,172)
Investment income	64,297	82,195	105,866
Interest expense	(22,698)	(23,746)	(24,638)
Charge for impaired investments	—	(32,158)	(22,314)
Debt conversion expenses	—	—	(3,894)

Income (loss) before taxes	(185,324)	(219,716)	(117,152)
Provision for income taxes	—	—	—

Net income (loss)	$(185,324)	$(219,716)	$(117,152)

Basic and diluted net income (loss) per share	$(1.44)	$(1.71)	$(0.92)

Weighted average shares of common stock outstanding, basic and diluted	129,112,670	128,591,153	126,990,788

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

				Unearned	Accumulated
				Portion of	Other
	Common Stock		Additional	Compensatory	Comprehensive	Retained
			Paid-In	Stock	Income	Earnings
	Shares	Amount	Capital	Options	(Loss)	(Deficit)	Total

Balance — December 31, 2000	125,192,544	$1,252	$1,698,384	$(192)	$28,190	$(364,679)	$1,362,955

Comprehensive income (loss):
Net loss	—	—	—	—	—	(117,152)	(117,152)
Unrealized gain on investments	—	—	—	—	3,880	—	3,880

Comprehensive income (loss)							(113,272)
Issuance of common stock pursuant to conversion of convertible subordinated notes	782,167	8	32,153	—	—	—	32,161
Exercises of 2,284,752 and 18,944 options relating to employee stock option and stock purchase plans, respectively	2,303,696	23	22,371	—	—	—	22,394
Compensatory stock options issued	—	—	327	(327)	—	—	—
Compensatory stock options earned	—	—	—	225	—	—	225

Balance — December 31, 2001	128,278,407	1,283	1,753,235	(294)	32,070	(481,831)	1,304,463

Comprehensive income (loss):
Net loss	—	—	—	—	—	(219,716)	(219,716)
Unrealized gain on investments	—	—	—	—	11,285	—	11,285

Comprehensive income (loss)							(208,431)
Exercises of 495,207 and 76,937 options relating to employee stock option and stock purchase plans, respectively	572,144	6	4,250	—	—	—	4,256
Compensatory stock options issued	—	—	200	(200)	—	—	—
Compensatory stock options earned	—	—	—	265	—	—	265

Balance — December 31, 2002	128,850,551	1,289	1,757,685	(229)	43,355	(701,547)	1,100,553

Comprehensive income (loss):
Net loss	—	—	—	—	—	(185,324)	(185,324)
Unrealized gain (loss) on investments	—	—	—	—	(16,636)	—	(16,636)
Cumulative translation adjustment	—	—	—	—	—	—	—

Comprehensive income (loss)							(201,960)
Exercises of 485,534 and 97,363 options relating to employee stock option and stock purchase plans, respectively	582,897	5	4,506	—	—	—	4,511
Compensatory stock options issued	—	—	—	—	—	—	—
Compensatory stock options earned	—	—	—	229	—	—	229

Balance — December 31, 2003	129,433,448	$1,294	$1,762,191	$—	$26,719	$(886,871)	$903,333

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(185,324)	$(219,716)	$(117,152)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term and restricted investments	7,088	12,050	1,016
Depreciation and amortization	22,477	18,837	13,237
Loss due to disposal and write-down of property, plant and equipment	456	214	382
Compensation expense related to stock options	229	265	225
Charge for impaired investments	—	32,158	22,314
Charge for construction design changes	—	14,238	—
Inducement costs paid in the form of common stock	—	—	3,875
Gain on sale of investments	(9,424)	(7,253)	(6,469)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,132	(281)	4,450
Other assets	1,558	5,948	3,034
Accounts payable and accrued expenses	(10,333)	(2,097)	5,866
Accrued payroll and related taxes	1,149	2,311	1,780
Deferred revenues	(2,568)	(2,568)	(11,818)
Other liabilities	(644)	373	(369)

Net cash provided by (used in) operating activities	(171,204)	(145,521)	(79,629)

Cash flows from investing activities:
Capital expenditures — property, plant and equipment	(67,801)	(58,704)	(64,110)
Proceeds from sale of property, plant and equipment	29,157	—	—
Purchase of investments	(702,894)	(548,018)	(1,315,776)
Proceeds from sale and maturities of investments	993,195	744,139	1,162,335

Net cash provided by (used in) investing activities	251,657	137,417	(217,551)

Cash flows from financing activities:
Proceeds from sale of restricted investments	22,247	—	—
Restricted investments	(98,488)	(58,581)	(129,394)
Proceeds from issuance of common stock	4,511	4,256	22,394
Repayment of long-term debt	(448)	(444)	(1,368)
Payments on capital lease	(211)	(241)	—

Net cash provided by (used in) financing activities	(72,389)	(55,010)	(108,368)

Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase (decrease) in cash and cash equivalents	8,064	(63,114)	(405,548)
Cash and cash equivalents — beginning of year	25,205	88,319	493,867

Cash and cash equivalents — end of year	$33,269	$25,205	$88,319

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,486	$21,574	$22,795
Income taxes	$—	$—	$75

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
(DOLLARS IN THOUSANDS):

      In November 2003, the Company terminated an existing capital lease for computer equipment with a remaining obligation and net book value of $269 and $254, respectively. Principal payments of $211 and $241 were made for 2003 and 2002, respectively.

      In December 2003, the Company entered into a capital lease for computer equipment with an aggregate value of $982, with thirty-six monthly payments of $29 of principal and interest. No principal payments were made during 2003.

      In February 2003, the Company tendered its equity interest in Vascular Genetics, Inc. (“VGI”), a privately-held company, in exchange for approximately an 18% equity interest in Corautus Genetics Inc. (“Corautus”), a publicly-traded company that resulted from the merger of VGI and GenStar Therapeutics Corporation. As of the date of this exchange, the Company had no carrying value in its equity interest in VGI. Immediately following this transaction, the market value of the Company’s investment in Corautus was approximately $5,659.

      In June 2001, the Company converted $25,000 of 5% Convertible Subordinated Notes Due 2007 into common stock and incurred $3,875 in inducement costs paid in the form of common stock as an inducement to convert. In addition, the Company reclassified $673 of unamortized debt financing costs associated with these notes to stockholders’ equity as part of the conversion.

      In 2001, the Company converted an aggregate of $3,595 of 5 1/2% Convertible Subordinated Notes Due 2006 into common stock and incurred $19 in inducement costs paid in the form of cash as an inducement to convert. In addition, the Company reclassified $78 of unamortized debt financing costs associated with these notes to stockholders’ equity as part of the conversion.

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share and per share data)

(NOTE A) — The Company

Human Genome Sciences, Inc. (the “Company”) was incorporated and commenced operations on June 26, 1992. The Company is a mid-stage development biopharmaceutical company with a significant product pipeline derived from proprietary genomic technology. The Company’s goal is to build a global biopharmaceutical company that discovers, develops, manufactures and markets gene-based protein and antibody drugs to treat and cure disease. The success of the Company’s drug discovery efforts derives from its expertise in genomics, the systematic collection and understanding of human genes and their functions. The Company focuses its internal product development efforts on novel human protein and antibody drugs discovered through genomics-based research, and on new long-acting versions of existing protein drugs created using our albumin fusion technology. The Company uses collaborations for the development of other protein and antibody drugs, gene therapy products, small molecule drugs, and diagnostic products discovered using its genomics-based technology. The Company’s revenues are currently derived from license fees and research payments under collaboration agreements. The Company does not yet generate any revenues from product sales. The Company, which operates primarily in the United States, believes it operates in a single business segment.

(NOTE B) — Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of Human Genome Sciences, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents and Short-Term and Long-Term Investments

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

The Company classifies its short-term and long-term investments as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. Additionally, certain of the Company’s investments are held as restricted investments. See Note C, Investments, for additional information.

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

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Investments

Investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or losses are included in operations, to the extent the Company has an investment or receivable from the investee company recorded as an asset plus the amount of any continuing commitment to fund the investee. The Company currently has no investments for which it accounts under the equity method of accounting.

Impairment of Investments Other than Temporary

Periodically, the Company evaluates whether any investments have incurred an other-than-temporary impairment, based on the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and Emerging Issues Task Force No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This evaluation consists of a review of several factors, including but not limited to the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future earnings potential, the near term prospects for recovery of the market value of a security and the intent and ability of the Company to hold the security until the market value recovers. If the Company determines that such an impairment exists, the Company will recognize a charge in the consolidated statement of operations equal to the amount of such impairment.

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Laboratory equipment	3 - 10 years
Computer equipment and software	3 - 5 years
Furniture and office equipment	3 - 5 years
Leasehold improvements	lesser of the lease term or the useful life

Impairment of Long-Lived Assets

Periodically, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash and cash equivalents, investments, other assets, accounts payable and certain other accrued liabilities reflected in the consolidated balance sheets at December 31, 2003 and 2002 approximate their respective fair values. The fair value of the Company’s investments is based on quoted market prices. See Note C, Investments, for additional discussion.

The fair value of the Company’s long-term debt is based on quoted market prices. The Company’s other debt was valued by discounting the future stream of payments at the prime rate of interest in effect as of the applicable date. See Note H, Long-Term Debt, for additional discussion.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for its stock-based compensation under the intrinsic value method in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and has provided the pro forma disclosures of net loss and net loss per share in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the fair value method. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option. The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services. See Note J, Stockholders’ Equity, for further information.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

	Year Ended December 31,

	2003	2002	2001

Net income (loss), as reported	$(185,324)	$(219,716)	$(117,152)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(109,152)	(118,897)	(125,688)
Add: Stock-based non-employee compensation included in net income (loss)	229	266	225

Pro forma net income (loss)	$(294,247)	$(338,347)	$(242,615)

Net income (loss) per share:
Basic and diluted — as reported	$(1.44)	$(1.71)	$(0.92)

Basic and diluted — pro forma	$(2.28)	$(2.63)	$(1.91)

For the years ended December 31, 2003, 2002 and 2001, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.

The effect of applying SFAS No. 123 on 2003, 2002 and 2001 pro forma net loss and net loss per share as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

Revenue Recognition

Collaborative research and development agreements provide for license fees, research payments, additional payments and milestone payments. License fees, research payments, and additional payments are recognized in full if no continuing obligation exists on the part of the Company. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue from non-refundable, upfront license fees where the Company has a continuing

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

obligation is recognized ratably over the term of the continuing obligation. Payments received in advance of work performed are recorded as deferred revenue.

The Company recognizes nonrefundable fees related to certain arrangements monthly over the term of the related research collaboration agreement.

Research and Development

Research and development costs, including internal expenditures, as well as contracted research and development, are charged to expense as incurred. Research and development costs include salaries and related benefits, outside services, materials and supplies, building costs and allocations of certain support costs. Research and development direct expenditures were $191,483, $191,162 and $146,276 for 2003, 2002 and 2001, respectively.

Financing Costs Related to Long-term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt.

Patent Application Costs

Patent application costs are charged to expense as incurred.

Capitalization of Interest

Interest costs associated with the construction of significant facilities are capitalized as part of the cost of the facilities using the Company’s weighted-average borrowing rate. Capitalized interest costs were $1,025 for 2003. There were no capitalized interest costs for 2002 and 2001.

Net Income (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share, which requires the Company to present basic and fully diluted earnings per share. The Company’s basic and fully diluted loss per share are calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during all periods presented.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term and restricted securities, and on the Company’s long-term investments in Transgene, S.A. (“Transgene”), Cambridge Antibody Technology (“CAT”), Corautus Genetics Inc. (“Corautus”) and Ciphergen Biosystems, Inc. (“Ciphergen”), along with the activity for the Company’s cumulative translation adjustment to be included in other comprehensive income. For 2003, the Company had no material currency translation adjustment.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss) (continued)

Comprehensive income (loss) included unrealized gains (losses) on the following:

	Unrealized Gain (Loss)
	Year Ended December 31,

	2003	2002	2001

Available-for-sale short-term investments	$(17,161)	$13,264	$34,373
Transgene	1,630	(443)	(9,032)
CAT	200	(27,333)	(39,352)
Ciphergen	1,802	(978)	(1,129)
Corautus	7,133	—	—
Available-for-sale restricted investments	(434)	1,817	3,182

Subtotal	(6,830)	(13,673)	(11,958)
Reclassification adjustments for (gains) realized in net loss	(9,806)	(7,200)	(6,476)
Impairment charge relating to investment in CAT	—	32,158	—
Impairment charge relating to investment in Transgene	—	—	22,314

Total unrealized gain (loss)	$(16,636)	$11,285	$3,880

The effect of income taxes on items in comprehensive income is $0 for all periods presented.

During the third quarter of 2002, the Company recorded an impairment charge relating to its investment in CAT in the amount of $32,158 and reversed the previously-recorded unrealized loss relating to this investment due to the significant reduction in market value of CAT’s shares that the Company believed may not be temporary. As a result, the Company had an adjusted cost of $13,079 as determined by the current market value of CAT’s publicly-traded common stock and no unrealized loss as of the date of the charge. As of December 31, 2003, the Company’s investment in CAT had a market value of $11,607 and an unrealized loss of $1,472.

During the fourth quarter of 2001, the Company recorded an impairment charge relating to its investment in Transgene in the amount of $22,314 and reversed the previously-recorded unrealized loss relating to this investment. As a result, the Company had an adjusted cost of $3,365 as determined by the market value of Transgene’s publicly-traded common stock and no unrealized loss as of the date of the charge. As of December 31, 2003, the Company’s investment in Transgene had a market value of $4,552 and an unrealized gain of $1,187.

In February 2003, the Company tendered its equity interest in Vascular Genetics, Inc. (“VGI”), a privately-held company, in exchange for approximately an 18% equity interest in Corautus, a publicly-traded company that resulted from the merger of VGI and GenStar Therapeutics Corporation. As of the date of this exchange, the Company had no carrying value in its equity interest in VGI. Immediately following this transaction, the market value of the Company’s investment in Corautus was approximately $5,659. As a result, the Company recorded an unrealized gain equal to the market value for this long-term investment as of the date of this exchange. The Company is adjusting this unrealized gain to reflect changes in market value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Related Parties

The Company is a related party to Corautus as a result of its 18% equity interest as of December 31, 2003 and was a related party to VGI in 2002 and 2001 and Transgene during part of 2001. During 2003 the Company had no related party transactions, other than the Corautus equity exchange, described herein.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides a model for how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The model requires that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on its financial condition, results of operations or liquidity.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised the June 2003 issuance of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46, as revised, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46, as originally issued and as revised, requires the consolidation of certain variable interest entities in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, or if certain other conditions are met. FIN 46, as revised, is effective for fiscal periods beginning after December 31, 2003. As a result of the requirements set forth in the initial release of FIN 46, the Company restructured certain of its leases in order to comply with these requirements. See Note I, Commitments and Other Matters, for additional discussion.

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

Reclassifications

Certain prior period balances have been reclassified to conform to 2003 presentation.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) — Investments

Investments, including accrued interest, at December 31, 2003 and 2002 were as follows:

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
Available for Sale	Cost	Gains	Losses	Fair Value

U.S. Treasury and agencies	$315,090	$4,528	$(473)	$319,145
Corporate debt securities	618,132	11,993	(857)	629,268

Subtotal — Short-term investments	933,222	16,521	(1,330)	948,413

Investment in Transgene	3,365	1,187	—	4,552
Investment in CAT	13,079	—	(1,472)	11,607
Investment in Ciphergen	311	452	—	763
Investment in Corautus	—	7,133	—	7,133

Subtotal — Long-term investments	16,755	8,772	(1,472)	24,055

Cash and cash equivalents	8,907	—	—	8,907
U.S. Treasury and agencies	110,982	1,612	(96)	112,498
Corporate debt securities	156,659	2,948	(236)	159,371

Subtotal — Restricted investments	276,548	4,560	(332)	280,776

Total	$1,226,525	$29,853	$(3,134)	$1,253,244

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
Available for Sale	Cost	Gains	Losses	Fair Value

U.S. Treasury and agencies	$324,145	$12,444	$(6)	$336,583
Corporate debt securities	896,355	28,446	(201)	924,600

Subtotal — Short-term investments	1,220,500	40,890	(207)	1,261,183

Investment in Transgene	3,365	—	(443)	2,922
Investment in CAT	13,079	—	(1,672)	11,407
Investment in Ciphergen	1,000	—	(258)	742

Subtotal — Long-term investments	17,444	—	(2,373)	15,071

Cash and cash equivalents	10,477	—	—	10,477
U.S. Treasury and agencies	36,183	1,568	—	37,751
Corporate debt securities	153,647	3,481	(4)	157,124

Subtotal — Restricted investments	200,307	5,049	(4)	205,352

Total	$1,438,251	$45,939	$(2,584)	$1,481,606

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) — Investments (continued)

During the third quarter of 2002, the Company determined that its investment in CAT had incurred an other-than-temporary impairment, and accordingly, made an adjustment to the carrying value of this asset. As a result, the amortized cost for this investment has been reduced by $32,158 from $45,237 to $13,079 as determined by the current market value of CAT’s publicly-traded common stock as of the date of the adjustment. The adjustment of $32,158 has been recorded as a charge for the year ended December 31, 2002 in the consolidated statement of operations. Following the impairment charge, the fair value of this investment declined an additional $1,672 by December 31, 2002. As of December 31, 2003, the Company’s investment in CAT was in an unrealized loss position for more than twelve months. Because the fair value of this investment increased during 2003, the Company does not believe that the unrealized loss is other-than-temporary and has not reduced further the carrying value of the investment. See Note B, Summary of Significant Accounting Policies, for additional discussion.

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

The Company’s restricted investments with respect to leases relating to existing or recently completed facilities and other leases for the existing process development and manufacturing facility will reach approximately $295,000. In addition, as described in Note H, Long-Term Debt, the Company had pledged as of December 31, 2003 and 2002, $651 and $646, respectively, in connection with a 1994 loan agreement. At December 31, 2003 and 2002, the Company had pledged $280,776 and $205,352, respectively, in connection with all of these leases, which is classified as Restricted investments on the consolidated balance sheets. As of December 31, 2002, restricted investments also included approximately $21,636 that related to the construction of the Company’s large-scale manufacturing facility. As a result of the lease restructurings in June 2003, the Company no longer maintains any restricted investments with respect to the large-scale manufacturing facility. See Note I, Commitments and Other Matters, for additional discussion.

The following table summarizes maturities of the Company’s short-term and restricted investment securities at December 31, 2003:

	Short-term		Restricted
	Investments		Investments

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Less than one year	$164,272	$167,363	$73,758	$74,663
Due in one to two years	629,132	639,009	158,225	160,807
Due in three to five years	127,878	129,842	42,664	43,369
Due after five years	11,940	12,199	1,901	1,937

Total	$933,222	$948,413	$276,548	$280,776

The Company’s short-term investments include mortgage-backed securities with an aggregate cost of $158,096 and an aggregate fair value of $158,973 at December 31, 2003. The Company’s restricted investments include mortgage-backed securities with an aggregate cost of $44,025 and an aggregate fair value of $44,185 at December 31, 2003. These securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) — Investments (continued)

The Company’s gross proceeds, realized gains and realized losses from its investments are as follows:

	Year Ended December 31,

	2003	2002	2001

Gross proceeds	$814,492	$483,061	$709,975
Realized gains	$11,338	$7,782	$6,622
Realized losses	$(1,532)	$(582)	$(146)

Realized gains and losses relate to the Company’s short-term, restricted and long-term investments and are included in investment income in the consolidated statement of operations. In 2003, the Company sold 148,233 shares of common stock of Ciphergen for gross proceeds of $1,780 and realized a gain of $1,091. As of December 31, 2003, the Company adjusted the investment of the remaining shares to the current market value of $763 with an offsetting credit of $452 to accumulated other comprehensive income within the stockholders’ equity section of the balance sheet. The cost of the securities sold is based on the specific identification method.

(NOTE D) — Collaboration Agreements

Agreements with SmithKline Beecham Corporation (now GlaxoSmithKline Corporation)

In May 1993, the Company entered into a collaboration agreement as amended (“SB Collaboration Agreement”), providing SmithKline Beecham Corporation (“SB”), now GlaxoSmithKline Corporation (“GSK”), a first right to develop and market products in human and animal healthcare (“SB Products”), based upon human genes identified by the Company. In addition, the Company is entitled to (1) royalties on the net sales of SB Products, (2) product development progress payments and (3) the option to co-promote up to 20% of any product developed by SB under the collaboration agreement. In each of 2003, 2002 and 2001, the Company received $1,000 from GSK in connection with development milestones met by GSK during the year.

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

Other Collaboration Agreements in the SB Field

In June 1995, the Company entered into an Option and License Agreement with Takeda Chemical Industries, Ltd. (“Takeda”) pursuant to which Takeda was granted an exclusive option to license rights under the Company’s patents and technology in the field of human healthcare (other than gene therapy, antisense and diagnostics) to make and sell a limited number (equal to the number of collaboration partners other than SB and Takeda with which the Company enters into collaboration agreements in the SB Field) of products in Japan. In consideration of the grant of the option, Takeda paid the Company $5,000, which was recognized as revenue by the Company in 1995, and agreed to pay to the Company royalties based on the sale of Takeda products covered by the Option and License Agreement and certain milestone payments. During 2002,

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) — Collaboration Agreements (continued)

Other Collaboration Agreements in the SB Field (continued)

Takeda discontinued development of one product and exercised its option to develop and commercialize a second product in Japan. Takeda had two options remaining as of December 31, 2003.

In June 1996, the Company and SB entered into collaboration agreements (“Additional Collaboration Partner Agreements”) with Schering Corporation and Schering-Plough Ltd. (“Schering-Plough”), Sanofi-Synthelabo S.A., and Merck KGaA (“Merck”) (collectively “Additional Collaboration Partners”). The Additional Collaboration Partner Agreements provide the Additional Collaboration Partners the rights and licenses to access the Company’s human gene technology, as well as biological information developed by the Company and SB prior to, and in the case of the Company, after the effective date of such Agreement, to discover, develop and commercialize products based upon or derived from such Company technology in the SB Field (other than diagnostics and animal healthcare). The Additional Collaboration Partners are obligated to pay license fees, research payments, milestone payments and royalties in connection with the agreements. The initial research term expired in June 2001. The Company recognized revenue of $9,250 in license fees and additional payments during 2001 related to the Additional Collaboration Partner Agreements. In 2000, the Company implemented SAB 101, which impacted the Company’s revenues pertaining to these agreements for 2001.

Post-Initial Research Term

The initial research term under the collaboration agreements with GlaxoSmithKline and the other four collaboration partners expired on June 30, 2001. The Company has been informed that its partners have been pursuing research programs involving different genes for the creation of small molecule, protein and antibody drugs. The Company cannot provide any assurance that any of these programs will be continued or result in any approved drugs.

Collaborative and Other License Agreements Outside of the SB Field

In July 1995 the Company entered into a collaboration and license agreement with MedImmune, Inc. (“MedImmune”), which was amended in March and December 1997. In 2000, the Company received and recognized a $1,000 license fee in connection with this agreement. In 2003, the Company received a $100 clinical development milestone payment from MedImmune relating to the initiation of clinical trials of a vaccine.

During 1996, the Company entered into several collaborative agreements with an initial aggregate research value of $33,000. These collaboration partners included Pioneer Hi-Bred International, Inc., Pharmacia & Upjohn Company, Schering-Plough Ltd. and F. Hoffman-La Roche, Ltd. In 2003, Pfizer Corporation (“Pfizer”) (which acquired Pharmacia & Upjohn) and the Company amended the Pharmacia agreement. The Company received and recognized in full the license fee paid as a result of the amendment. The Company received no other payments and did not recognize any revenues in 2003, 2002 or 2001 pursuant to the other agreements.

In March 1998, the Company entered into a gene therapy collaboration agreement with Transgene, of Strasbourg, France. Under this agreement, the Company received a 10% equity interest in Transgene valued at $25,679 based on Transgene’s initial public offering (“IPO”) share price in exchange for giving Transgene the right to develop and co-market gene therapy products from ten genes selected by Transgene from the Company’s database. In 2001, Transgene issued additional shares of common stock, which resulted in a dilution of the Company’s equity interest to approximately 5.9%. The Company initially recorded its investment in Transgene at the IPO price with an offsetting entry to deferred revenue. The Company is

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) — Collaboration Agreements (continued)

Collaborative and Other License Agreements Outside of the SB Field (continued)

recognizing the $25,679 of revenue from this transaction over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. Deferred revenue remaining for Transgene was $10,271 and $12,839 as of December 31, 2003 and 2002, respectively. The Company recognized $2,568 as revenue in each of 2003, 2002 and 2001.

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

In December 1999, the Company entered into a collaborative agreement, which was amended in 2001, with Abgenix, Inc. (“ABX”), of Fremont, California to exchange technology to identify novel human antibody drug candidates for development and commercialization. The Company has the right to use ABX’s proprietary technology to generate fully human antibody drug candidates. During 2003, the Company exercised its option to develop a fully human antibody and paid $100 to ABX in accordance with the terms of this agreement. In addition, ABX has a future option to develop and commercialize products derived from the Company’s pool of novel human antibody drug candidates. Under this reciprocal agreement, depending upon which party’s product moves through the regulatory approval process, the Company or ABX would be obligated to the other for milestone payments for each therapeutic product or each diagnostic product along with royalties in the event of a successful product launch. Subject to early termination under certain circumstances, this agreement will expire on the last of each party’s royalty obligations.

In February 2000, the Company entered into a second agreement with Cambridge Antibody Technology. The ten-year agreement provides the Company with rights to use CAT technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company also has rights to use CAT antibody technology for the use and sale of research tools, for which the Company will pay CAT a share of revenues received. The Company will also pay CAT clinical development milestones and royalties based on product sales. The Company and CAT also plan to combine resources to develop and sell therapeutic antibody products. CAT has the right to select up to twenty-four of the Company’s proprietary antigens for laboratory development. The Company has the option to share clinical development costs and to share the profits equally with CAT on up to eighteen such products. CAT has rights to develop six such products on its own. The Company is entitled to clinical development milestones and royalty payments on the products developed by CAT. In 2001, the Company exercised an option to enter into an exclusive development partnership with CAT relating to a fully human monoclonal antibody and paid $1,000 to CAT in accordance with the terms of this agreement. During 2002, the Company paid CAT an aggregate of $2,500 relating to the exercise of two options and one clinical milestone payment pursuant to this agreement. During 2003, the Company paid CAT an aggregate of $1,000 relating to two clinical milestones reached pursuant to this agreement.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) — Collaboration Agreements (continued)

Collaborative and Other License Agreements Outside of the SB Field (continued)

In March 2000, the Company paid $12,000 in licensing fees to CAT, which includes research support at CAT for ten years to help CAT develop the Company’s human antibody products. The Company has capitalized this cost and is amortizing it on a straight-line basis of ten years. The unamortized amount of this research support was $7,400 and $8,600 as of December 31, 2003 and 2002, respectively.

In March 2000, the Company entered into a multi-year agreement with Dyax Corporation (“Dyax”), which was amended in July 2001. The agreement, as amended, provides the Company with rights to use Dyax’s technology for ten years to develop an unlimited number of therapeutic and diagnostic products which the Company may elect to market itself or to out-license. The amended agreement also modifies the existing collaborative terms and required the Company to make minimum quarterly payments of $250 to Dyax in exchange for research services to be provided to the Company through the first quarter of 2003. The Company will also pay Dyax clinical development milestones and royalties based on product sales. In 2000, the Company paid $6,000 to Dyax for the technology license which had been fully amortized as of December 31, 2002. The Company paid $1,000 in support payments during 2002. The Company paid $210 for Dyax’s research services that concluded during the first quarter of 2003.

In August 2003, the Company entered into an agreement with Genentech which granted Genentech an exclusive, worldwide patent rights to develop and commercialize therapeutic biologic products for human use based on a human gene discovered by the Company. In 2003, the Company received a non-refundable license fee related to this agreement.

In October 2003, the Company entered into a license agreement with diaDexus, Inc. (“diaDexus”). The agreement provides the Company with the right to use certain intellectual property rights in diagnostic product inventions. The Company paid diaDexus $350 during 2003. During 2003, diaDexus obtained FDA approval to begin marketing a diagnostic aid which was discovered through the use of the Company’s technology. The Company is entitled to receive royalties on sales of the diagnostic aid.

The Company’s other ongoing technology collaborations and agreements as of December 31, 2003 are as follows:

Collaborator	Focus	Year Initiated

Vical Incorporated	Gene therapy	2000
Praecis Pharmaceuticals	Metabolic disorders and infectious diseases	2000
Dow Chemical	Chelator technology	2000
Medarex, Inc.	Antibodies	2001
MDS Nordion	Radioiodinating technology	2001
Kirin Brewery Company, Ltd.	Antibodies	2002

During 2003, 2002 and 2001, the Company paid an aggregate of $1,577, $2,753 and $942, respectively, for research services to certain of the above collaborators. While license or royalty payments may occur in the future in connection with these collaborations, no license or royalty payments were made or received during 2003, 2002 or 2001.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE E) — Property, Plant and Equipment

Property, plant and equipment are stated at cost and are summarized as follows:

	December 31,

	2003	2002

Laboratory equipment	$56,670	$56,980
Leasehold improvements	39,216	49,118
Computer equipment and software	24,610	21,382
Land and improvements	22,492	—
Furniture and office equipment	3,833	4,123
Construction in progress	64,391	49,365

	211,212	180,968
Less: accumulated depreciation and amortization	(56,495)	(54,531)

	$154,717	$126,437

The Company entered into a capital lease for computer equipment in 2001. This capital lease was terminated in November 2003 and a new capital lease was entered into in December 2003. The new capital lease is included in the Computer equipment and software amount above, at a cost of $982 and accumulated amortization of $27 as of December 31, 2003. Amortization expense for this equipment is included in depreciation and amortization within the consolidated statements of cash flows.

Included in Construction in progress is $46,972 and $2,012 as of December 31, 2003 and 2002, respectively, relating to the Company’s construction of a large-scale manufacturing facility. The Company expects to complete this facility by 2005 at a total cost of approximately $233,400.

(NOTE F) — Other Assets

Other assets are comprised of the following:

	December 31,

	2003	2002

Prepaid services	$7,511	$9,044
Deferred financing costs, net of accumulated amortization of $8,625 and $6,400, as of December 31, 2003 and 2002, respectively	6,954	9,179
Deferred charge for residual value guarantee	4,063	—
All other assets	149	188

	$18,677	$18,411

See Note D, Collaboration Agreements, for discussion of prepaid services and license fees relating to CAT. Prepaid services also includes $500 paid to MDS Nordion in 2001 that is being amortized over an eighteen-month period that began in 2002 in connection with services being provided to the Company. The unamortized amount of this prepaid service was $111 and $444 as of December 31, 2003 and 2002, respectively.

Deferred financing costs were incurred in connection with the Company’s convertible subordinated debt offerings during 2000 and 1999. Debt issuance costs for the $503,020 of Notes outstanding amounted to approximately $15,579, representing primarily underwriting fees of approximately 3% of the gross amount of

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE F) — Other Assets (continued)

notes, and are being amortized on a straight-line basis which approximates an effective interest method over the life of the Notes. During 2001, the Company converted an aggregate of $28,595 of convertible subordinated notes to common stock. In addition, the Company reclassified $751 of unamortized debt financing costs associated with these notes to stockholders’ equity as part of the conversion. See Note H, Long-Term Debt, for additional discussion of the Company’s convertible subordinated debt.

In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), during the second quarter of 2003 the Company recorded the estimated fair market value of the maximum residual value guarantee of the lease of one of its facilities (“Traville”). See Note I, Commitments and Other Matters for additional discussion. The Company estimated the fair market value of the guarantee as approximately $4,380 and is amortizing this amount on a straight-line basis over the term of the lease. As of December 31, 2003, the unamortized amount of approximately $4,063 was recorded within Other assets and Other liabilities on the Company’s consolidated balance sheet.

(NOTE G) — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,

	2003	2002

Fixed asset purchases	$12,128	$15,616
Accrued interest	7,529	7,444
Accrued expenses	6,582	6,281
Professional fees	5,882	5,229

	$32,121	$34,570

(NOTE H) — Long-Term Debt

The components of long-term debt are as follows:

			December 31,
	December 31,
Debt	2003 Interest Rates	Maturities	2003	2002

MIDFA	—	December 2003	$—	$448
5.5% Convertible Subordinated Notes	5.50%	June 2006	3,120	3,120
5.0% Convertible Subordinated Notes	5.00%	February 2007	199,900	199,900
3.75% Convertible Subordinated Notes	3.75%	March 2007	300,000	300,000

			503,020	503,468
Less current portion			—	448

			$503,020	$503,020

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE H) — Long-Term Debt (continued)

Annual maturities of all long-term debt are as follows:

2004		$—
2005		—
2006		3,120
2007		499,900
2008	— $	503,020

The carrying amount and fair value of the Company’s long-term debt and capital lease obligation are as follows:

	December 31,

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

MIDFA	$—	$—	$448	$434
5.5% Convertible Subordinated Notes	3,120	3,404	3,120	2,266
5.0% Convertible Subordinated Notes	199,900	189,048	199,900	144,978
3.75% Convertible Subordinated Notes	300,000	272,840	300,000	195,844
Capital lease obligation	982	924	502	481

	$504,002	$466,216	$503,970	$344,003

In December 1994, the Company entered into a loan agreement with Maryland Industrial Development Financing Authority (“MIDFA”). Major leasehold improvements were financed with the proceeds of a $4,000 taxable variable rate bond issue (the “Bonds”) from MIDFA. The Company was required to make annual payments of $444 commencing December 1995 plus interest at a variable rate of interest (1.35% at December 31, 2002), to the trustee on behalf of the bondholders which is equal to the interest and principal requirements on the bonds. The variable rate was equal to 50 basis points plus the higher of the yield equivalent of the average 30-day or 90-day commercial paper rate. Under certain circumstances, the rate may be adjusted either upward or downward but in no event in excess of 10 basis points above or below the rate determined above. MIDFA entered into an indenture with the Trustee whereby the Trustee obtained an irrevocable letter of credit on behalf of the bondholders.

Required monthly principal payments of $37 plus interest were deposited into a bond fund. The interest was disbursed monthly to the bondholders. Principal was repaid to the bondholders at the rate of $444 annually with the final payment of $448 paid on December 1, 2003. The Company deposited approximately $450, $460 and $502 of principal and interest into the bond fund during the years ended December 31, 2003, 2002 and 2001, respectively.

In connection with the loan agreement, the Company entered into an irrevocable Letter of Credit Agreement with a bank for the account of the Company and in favor of the trustee in the initial amount of $4,067, which expired on December 15, 2003. Concurrently, the Company entered into a Collateral Pledge Agreement with the bank. The Company was required to maintain 43% of the outstanding principal amount of the Bonds (50% was required under certain circumstances) with the bank as Collateral for the Letter of Credit. Pursuant to the Collateral Pledge Agreement at December 31, 2003 and 2002, the Company had $651 and $646, respectively, on deposit with the bank, which is included in Restricted investments in the consolidated balance sheets. The

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE H) — Long-Term Debt (continued)

collateral will be released in 2004 upon the payment and performance in full of the Company’s Letter of Credit obligations. The agreement contains covenants with respect to tangible net worth, cash and cash equivalents and investment securities, as well as other covenants, and prohibits the payment of cash dividends.

During the second quarter of 1999, the Company completed the private placement of $125,000 of 5 1/2% Convertible Subordinated Notes due June 2006 convertible into common stock at $13.05 per share. In January 2000, the Company concluded an offer to the holders of its $125,000 aggregate principal amount of 5 1/2% Notes to convert their notes into common stock. As an inducement to convert, the Company offered its 5 1/2% Note holders an additional one hundred and eighty dollars per thousand dollars of principal amount of the 5 1/2% Notes, payable in the Company’s common stock. This inducement was in addition to the 76.6284 shares issuable for each thousand dollars of principal amount of 5 1/2% Notes convertible at $13.05 per share. As a result of the conversions, the Company converted $118,285 of 5 1/2% Notes to common stock and issued a total of 9,572,208 shares of common stock, including a total of 508,244 shares of common stock issued as an inducement to convert. In the first quarter of 2000, the Company recorded a one-time charge of $20,818, including $19,433 in inducement costs associated with this conversion. In addition, the Company reclassified $3,470 of unamortized debt financing costs to stockholders’ equity as part of the conversion. During 2001, holders of $3,595 of these 5 1/2% Notes voluntarily converted their Notes into 275,477 shares of common stock. In addition, the Company reclassified $78 of unamortized debt financing costs to stockholders’ equity as part of the conversions. Total remaining debt issuance costs were approximately $111, of which $72 and $56 had been amortized as of December 31, 2003 and 2002, respectively.

During the first quarter of 2000, the Company completed the private placement of $225,000 of 5% Convertible Subordinated Notes due 2007 (“5% Notes”) and $300,000 of 3 3/4% Convertible Subordinated Notes due 2007 (“3 3/4% Notes”). The 5% Notes and the 3 3/4% Notes are convertible into common stock at $56.25 and $109.50 per share, respectively. Debt issuance costs for the total $525,000 of Notes amounted to approximately $16,305, including accrued expenses, of which $2,035 had been amortized as of December 31, 2000. During 2000, holders of $100 of these 5% Notes voluntarily converted their Notes into 1,776 shares of common stock. During 2001, holders of $25,000 of these 5% Notes voluntarily converted their Notes into 506,690 shares of common stock. In addition, the Company reclassified $673 of unamortized debt financing costs to stockholders’ equity as part of the conversions. Total remaining debt issuance costs were approximately $15,468, of which $8,553 and $6,344 had been amortized as of December 31, 2003 and 2002, respectively.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE I) — Commitments and Other Matters

Leases

The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2021. The leases contain various renewal and cancellation options. Minimum annual rentals are as follows:

	Operating	Capital
Year Ending December 31,	Leases	Lease

2004	$24,300	$383
2005	24,425	353
2006	23,447	324
2007	22,873	—
2008	20,344	—
2009 and thereafter	66,752	—

	$182,141	1,060

Less imputed interest		78

Present value of minimum lease payments		982
Less current portion		338

Long-term portion of minimum lease payments		$644

During 1997 and 1999, the Company entered into two long-term leases expiring January 1, 2019 for a process development and manufacturing facility aggregating 127,000 square feet and built to the Company’s specifications. Annual base rent under the leases is $3,765. Pursuant to the terms of these leases, the Company had security deposits of $12,238 and $11,897 as of December 31, 2003 and 2002, respectively, on deposit with the financing bank which is included in Restricted investments in the consolidated balance sheets. The security deposit will accrue interest up to a total security deposit of $15,000. Any amounts over $15,000 will be released to the Company. The security deposits will be released at the end of the lease term. The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. The leases require an additional security deposit if the Company does not meet its covenants. The Company has an option, but not an obligation, to purchase these facilities during the lease term at various prices or at the end of the lease term for an aggregate price of approximately $19,400.

The Company leases all of its research and development and administrative facilities. The Company’s primary research and development and administrative facility, located on the Traville site in Rockville, Maryland, is owned by Wachovia Development Corporation (“WDC”). In June 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In order to comply with the requirements of FIN 46, the Company restructured the lease relating to the Traville site in June 2003 and entered into an approximately seven year operating lease (the “Traville lease”) with WDC. WDC, a wholly-owned subsidiary of Wachovia Corporation, is primarily engaged in real estate finance, development and leasing activities. The total financed cost of the Traville lease facility is $200,000. As of December 31, 2003, the total financed cost of the Traville facility relative to WDC’s total direct real estate investments and net real estate lease investments was below the level requiring consolidation of WDC into the Company’s consolidated financial statements. The construction of the research and development and administrative facility was substantially completed by November 2003, at which time the rent obligations under the Traville lease commenced. The Company’s rent obligation will approximate the lessor’s debt service

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE I) — Commitments and Other Matters (continued)

Leases (continued)

costs plus a return on the lessor’s equity investment. The Company’s rent obligation under the Traville lease is floating and is based primarily on short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at the Company’s request. The floating rate was approximately 1.1% as of December 31, 2003.

In addition, the Company leases a research facility, located at 9800 Medical Center Drive (the “9800 MCD” lease), as a result of a seven-year lease entered into in October 2001 with a trust controlled by third parties established solely for that purpose. As a result of a lease restructuring in June 2003, the trust was eliminated and the Company continues to operate under this same lease, which was assigned to the owner of the facility. The total financed cost of the facility covered under the 9800 MCD lease is $76,000. The Company’s rent obligation began in 2001 and will approximate the lessor’s debt service costs. As of December 31, 2003, the lessor had fixed the interest rate on the total financed cost at a weighted-average interest rate of approximately 4.3%.

The Company’s operating lease commitments include minimum annual rentals for these two seven-year leases and have been computed using the appropriate interest rate as of December 31, 2003. Over the life of these leases, an aggregate rent obligation of approximately $42,639 has been included in the Company’s total operating lease commitment.

The Company’s restricted investments with respect to the Traville lease, the 9800 MCD lease and other leases for the existing process development and manufacturing facility will reach approximately $295,000, which will serve as collateral for the duration of the leases. The Company will be required to restrict investments equal to 102% of the full amount of the $200,000 financed project cost for the Traville lease, or $204,000, with the payment of the remaining construction period obligations, and 100% of the full amount of the $76,000 financed project cost for the 9800 MCD lease. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $280,776 and $205,352 as of December 31, 2003 and December 31, 2002, respectively. As of December 31, 2002, restricted investments also included approximately $21,636 that related to the construction of the Company’s large-scale manufacturing facility. As a result of the lease restructurings in June 2003, the Company no longer maintains any restricted investments with respect to this facility.

Under the Traville and 9800 MCD lease agreements, which the Company has accounted for as operating leases, the Company has the option to purchase the properties, during or at the end of the lease terms, at an aggregate amount of $276,000. Alternatively, the Company can cause the properties to be sold to third parties.

With respect to the Traville lease, the Company has a residual value guarantee of 87.75% of the total financed cost at lease termination. In the event of default, the Company is responsible for 100% of the total financed cost of the project. Because the lessor is responsible for servicing and repaying the debt financings to various parties, the Company has made the residual value guarantee to the lessor. In the event the lessor defaults to the lender, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of December 31, 2003, the Company’s residual value guarantee for the Traville lease had reached the full maximum amount of $175,500.

With respect to the 9800 MCD lease, the Company has a residual value guarantee of 85% of the total financed cost at lease termination. In the event of default, the Company is responsible for 100% of the total financed cost of the project. Because the lessor is responsible for servicing and repaying the debt financings to various parties, the Company has made the residual value guarantee to the lessor. In the event the lessor defaults to the lender, the Company has the right to cure the default or exercise its option to acquire the property. At any

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE I) — Commitments and Other Matters (continued)

Leases (continued)

time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of December 31, 2003, the Company’s residual value guarantee for the 9800 MCD lease had reached the full maximum amount of $64,600.

In connection with the Traville lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In connection with the 9800 MCD lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities, as well as comply with certain dividend restrictions.

In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), the Company recorded the estimated fair market value of the maximum residual value guarantee of the Traville lease during the second quarter of 2003. The Company estimated the fair market value of the guarantee as approximately $4,380 and is amortizing this amount on a straight-line basis over the term of the lease. As of December 31, 2003, the unamortized amount of approximately $4,063 was recorded within Other assets and Other liabilities on the Company’s consolidated balance sheet.

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

The Company has entered into leases for office and laboratory space which provide for certain rent abatement and rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $4,067 and $2,900 at December 31, 2003 and 2002, respectively.

Certain other leases provide for escalation for increases in real estate taxes and certain operating expenses, as well as various renewal and cancellation terms.

The Company has entered into various sale-leaseback transactions resulting in equipment leases with rental payments aggregating $54,315, including $31,396 relating to 2003 leases, with terms ranging from five to seven years. The Company must either purchase the equipment at the end of the initial term at the greater of fair market value or 20% of original cost or, in some cases, extend the term of the lease for an additional year. The Company has accounted for these leases as operating leases. Minimum annual rentals are approximately $9,553.

Rent expense aggregated $20,446, $18,232 and $14,713 for the years ended December 31, 2003, 2002 and 2001, respectively.

Capital Expenditures

At December 31, 2003 and 2002, the Company had commitments for capital expenditures, consisting primarily of manufacturing space and equipment, of approximately $51,227 and $10,134, respectively. Included in commitments for capital expenditures is $45,004 as of December 31, 2003 relating to the Company’s construction of a large-scale manufacturing facility.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE I) — Commitments and Other Matters (continued)

401(k) Plan

The Company has adopted a 401(k) pension plan available to eligible full-time employees. The Company made contributions of $1,256, $1,089 and $857 to the plan for the years ended December 31, 2003, 2002 and 2001, respectively.

(NOTE J) — Stockholders’ Equity

Common Stock and Preferred Stock

In 2001, the Company’s stockholders approved an amendment to the 2000 Stock Incentive Plan (“2000 Plan”) which established a limit on the number of shares of common stock that may be issued with respect to awards granted each year. For 2003, 2002 and 2001, this limit was equal to five percent of the outstanding common stock as of the end of the preceding fiscal year. Shares that were available for a given year but not subject to awards granted in that year were carried forward (“Carryover Shares”) to the following year. In 2002, five percent of the outstanding common stock as of December 31, 2001, or 6,413,920 shares, were reserved for issuance under the 2000 Plan. In 2003, five percent of the outstanding common stock as of December 31, 2002, or 6,442,527 shares, were additionally reserved for issuance under the 2000 Plan. After 2003, only the carried forward shares and the shares that are returned to the pool of available shares due to award forfeitures will be available for issuance.

Stock Option and Employee Stock Purchase Plans

The Company has stock option plans under which options to purchase shares of the Company’s common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. At December 31, 2003, the total authorized number of shares under all plans was 53,227,896. The vesting period of the options is determined by the Board of Directors and is generally four years. All options expire after ten years from the date of grant.

The Company issued options for 0, 188,150 and 10,000 shares of common stock to non-employees during the years ended December 31, 2003, 2002 and 2001, respectively. The fair value of these options has been amortized to expense over the service period.

Option transactions during 2003, 2002 and 2001 are summarized as follows:

	Year Ended December 31,

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	28,307,139	$31.03	24,700,767	$35.63	21,503,182	$31.49
Options granted	6,010,898	12.47	5,816,516	13.13	6,751,719	44.06
Options exercised	(485,534)	7.74	(495,207)	7.14	(2,284,752)	9.50
Options canceled or expired	(3,063,164)	35.66	(1,714,937)	43.43	(1,269,382)	56.81

Outstanding at end of year	30,769,339	27.31	28,307,139	31.03	24,700,767	35.63

Options exercisable at end of year	17,488,816	30.90	13,829,582	30.09	9,223,400	24.67

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE J) — Stockholders’ Equity (continued)

Stock Option and Employee Stock Purchase Plans (continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	(In Years)	Price	Exercisable	Price

$0.05 to $10.91	8,569,331	5.9	$8.26	5,911,842	$7.83
$10.92 to $21.82	8,144,124	8.7	14.09	1,514,304	16.91
$21.83 to $32.74	4,094,388	5.4	27.45	3,456,422	27.41
$32.75 to $43.65	3,784,936	7.6	38.52	2,053,140	38.51
$43.66 to $65.47	1,405,516	7.2	50.49	942,917	50.67
$65.48 to $109.13	4,771,044	6.8	68.27	3,610,191	68.42

	30,769,339	7.0	27.31	17,488,816	30.90

In 2000, the Company’s stockholders approved the establishment of an Employee Stock Purchase Plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 306,756 and 404,119 shares as of December 31, 2003 and 2002, respectively. Common stock issued under this plan totaled 97,363 and 76,937 in 2003 and 2002, respectively. Under the plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan.

The weighted-average fair value of the stock options granted during 2003, 2002 and 2001 is estimated as $9.09, $9.77 and $31.26 per share, respectively. The weighted-average fair value of the employee stock purchase plan rights granted during 2003 and 2002 is estimated as $3.38 and $11.45 per share, respectively. These weighted-average fair values were determined based on the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,

	2003	2002	2001

Expected life:
Stock options	6.75 years	7.0 years	6.0 years
Employee stock purchase plan	1.0 year	1.0 year	1.0 year
Interest rate	3.95%	4.02%	4.49%
Volatility	78%	79%	79%
Dividend yield	0%	0%	0%

Options available for future grant were 10,480,284 at December 31, 2003.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) — Preferred Share Purchase Rights

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

(NOTE L) — Income Taxes

The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

	Year Ended December 31,

	2003	2002	2001

Federal income tax provision at 34%	$(63,010)	$(74,703)	$(39,832)
State taxes, net of federal tax benefit	(8,551)	(10,023)	(5,412)
Tax credits, principally for research and development	(6,751)	(6,852)	(6,552)
Stock option deduction for which no book benefit is available	(667)	(1,303)	(32,794)
Debt conversion expenses for which no tax benefit is available	—	—	1,504
Other	81	99	100
Increase in valuation allowance on deferred tax asset	78,898	92,782	82,986

	$—	$—	$—

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE L) — Income Taxes (continued)

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Current	Long-Term
	Asset	Asset/(Liability)

December 31, 2003
Net operating loss carryforward	$—	$330,468
Research and development and other tax credit carryforwards	—	34,021
Loss on impaired investments	—	21,037
Net unrealized gains on investments	—	(10,319)
Deferred revenue	992	2,975
Depreciation	—	4,717
Reserves and accruals	2,271	2,430
Other	—	491

	3,263	385,820
Less valuation allowance	(3,263)	(385,820)

	$—	$—

	Current	Long-Term
	Asset	Asset/(Liability)

December 31, 2002
Net operating loss carryforward	$—	$254,076
Research and development and other tax credit carryforwards	—	27,270
Loss on impaired investments	—	21,037
Net unrealized gains on investments	—	(16,744)
Deferred revenue	991	2,975
Depreciation	—	2,654
Reserves and accruals	7,388	1,875
Other	—	565

	8,379	293,708
Less valuation allowance	(8,379)	(293,708)

	$—	$—

The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE L) — Income Taxes (continued)

Provision for income taxes is comprised of the following:

Year Ended December 31,

	2003	2002	2001

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign taxes	—	—	—
Deferred	—	—	—

	$—	$—	$—

The Company has available tax credit carryforwards of approximately $34,021 which expire, if unused, from the year 2008 through the year 2023. The Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $855,692 expire, if unused, from the year 2010 through the year 2023. The Company’s ability to utilize these NOLs may be limited under Internal Revenue Code Section 382. The tax benefit of approximately $237,567 of NOLs related to stock options will be credited to equity when the benefit is realized through utilization of the NOL carryforwards.

(NOTE M) — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,

	2003	2002	2001

Numerator:
Net loss	$(185,324)	$(219,716)	$(117,152)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	129,112,670	128,591,153	126,990,788

Net loss per share, basic and diluted:
Net loss per share	$(1.44)	$(1.71)	$(0.92)

Common stock shares issued in connection with the Company’s Employee Stock Purchase Plan and Employee Stock Option Plan are included in the Company’s weighted average share balance based upon the issuance of the related shares.

For the years ended December 31, 2003, 2002 and 2001, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE N) — Quarterly Financial Information (unaudited)

Quarterly financial information for 2003 and 2002 is presented in the following tables:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2003
Revenue	$1,642	$642	$1,242	$4,642
Income (loss) from operations	(54,316)	(56,810)	(57,895)	(57,902)
Net income (loss)	(41,315)	(47,394)	(47,688)	(48,927)
Net income (loss) per share, basic and diluted	(0.32)	(0.37)	(0.37)	(0.38)

2002
Revenue	$642	$642	$1,642	$642
Income (loss) from operations (1)	(55,744)	(60,829)	(56,800)	(72,634)
Net income (loss) (1) (2)	(38,288)	(46,510)	(75,073)	(59,845)
Net income (loss) per share, basic and diluted (1) (2)	(0.30)	(0.36)	(0.58)	(0.46)

(1)	The Company’s results for the fourth quarter of 2002 include a charge of $14,238, or $0.11 per share, relating to a charge recognized in connection with changes in the design of the large-scale manufacturing facility.

(2)	The Company’s results for the third quarter of 2002 include a charge of $32,158, or $0.25 per share, relating to an impairment charge recognized in connection with the Company’s investment in CAT.