Form 10-Q
period 2004-03-31
HUMAN GENOME SCIENCES INC
filed 2004-05-07
CIK 901219

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004	Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC.

(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. Employer Identification Number)

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

Yes   X       No

     The number of shares of the registrant’s common stock outstanding on March 31, 2004 was 129,737,755.

TABLE OF CONTENTS

		Page
		Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003	3
	Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	19
	Signatures	20
	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2004	2003
	(dollars in thousands, except
	share and per share amounts)
Revenue — research and development collaborative contracts	$1,643	$1,642

Costs and expenses:
Research and development	53,056	46,293
General and administrative	9,097	9,665
Charge for restructuring	3,699	—

Total costs and expenses	65,852	55,958

Income (loss) from operations	(64,209)	(54,316)
Investment income	14,099	18,946
Interest expense	(5,318)	(5,945)

Income (loss) before taxes	(55,428)	(41,315)
Provision for income taxes	—	—

Net income (loss)	$(55,428)	$(41,315)

Net income (loss) per share, basic and diluted	$(0.43)	$(0.32)

Weighted average shares outstanding, basic and diluted	129,542,978	128,894,418

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(dollars in thousands, except
	share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$7,035	$33,269
Short-term investments	888,219	948,413
Prepaid expenses and other current assets	5,834	6,297

Total current assets	901,088	987,979
Long-term investments	29,376	24,055
Property, plant and equipment (net of accumulated depreciation and amortization)	181,053	154,717
Restricted investments	289,846	280,776
Other assets	17,583	18,677

TOTAL ASSETS	$1,418,946	$1,466,204

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligation	$346	$338
Accounts payable and accrued expenses	32,991	32,121
Accrued payroll and related taxes	9,429	9,060
Deferred revenues	2,568	2,568

Total current liabilities	45,334	44,087
Long-term debt, net of current portion	503,020	503,020
Capital lease obligation, net of current portion	534	644
Deferred revenues	7,061	7,703
Other liabilities	7,080	7,417

Total liabilities	563,029	562,871

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,297	1,294
Additional paid-in capital	1,768,689	1,762,191
Unearned portion of compensatory stock options	(4,013)	—
Accumulated other comprehensive income (loss)	32,243	26,719
Retained deficit	(942,299)	(886,871)

Total stockholders’ equity	855,917	903,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,418,946	$1,466,204

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(55,428)	$(41,315)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term and restricted investments	4,507	4,409
Depreciation and amortization	5,288	6,063
Charge for restructuring, excluding stock option compensation expense	3,561	—
Compensation expense related to stock options	138	229
Loss (gain) on disposal of fixed assets	14	(6)
Gain on sale of investments	(3,711)	(3,280)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	463	(1,545)
Other assets	4,760	364
Accounts payable and accrued expenses	(2,797)	(3,232)
Accrued payroll and related taxes	369	161
Deferred revenues	(642)	(642)
Other liabilities	(4,559)	99

Net cash provided by (used in) operating activities	(48,037)	(38,695)

Cash flows from investing activities:
Capital expenditures — property, plant and equipment	(30,976)	(10,055)
Purchase of short-term investments and marketable securities	(163,910)	(117,319)
Proceeds from sales and maturities of investments	222,599	215,307

Net cash provided by (used in) investing activities	27,713	87,933

Cash flows from financing activities:
Restricted investments	(8,157)	(34,525)
Payments on capital lease	(102)	(62)
Proceeds from issuance of common stock (net of expenses)	2,349	898

Net cash provided by (used in) financing activities	(5,910)	(33,689)

Net increase (decrease) in cash and cash equivalents	(26,234)	15,549
Cash and cash equivalents — beginning of period	33,269	25,205

Cash and cash equivalents — end of period	$7,035	$40,754

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,728	$10,647
Income taxes	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2004
(dollars in thousands, except share and per share data)

Note 1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 2004 and 2003, the Company’s financial position at March 31, 2004, and the cash flows for the three month periods ended March 31, 2004 and 2003. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of future financial results.

Note 2. Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation is as follows:

	Three months ended
	March 31,
	2004	2003
Net income (loss), as reported	$(55,428)	$(41,315)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35,915)	(35,571)

Add: Stock-based compensation included in net income (loss)	138	229

Pro forma net income (loss)	$(91,205)	$(76,657)

Net income (loss) per share:
Basic and diluted — as reported	$(0.43)	$(0.32)
Basic and diluted — pro forma	$(0.70)	$(0.59)

For the three month periods ended March 31, 2004 and 2003, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.

The effect of applying SFAS No. 123 on the three month periods ended March 31, 2004 and 2003 pro forma net loss and net loss per share as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2004
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

During the three month periods ended March 31, 2004 and 2003, total comprehensive income (loss) amounted to:

	Three months ended
	March 31,
	2004	2003
Net income (loss)	$(55,428)	$(41,315)

Net unrealized gains (losses):
Short-term investments	2,340	(213)
Long-term investments	5,982	(1,735)
Restricted investments	913	320

Subtotal	9,235	(1,628)

Reclassification adjustments for (gains) realized in net loss	(3,711)	(3,280)

Total comprehensive income (loss)	$(49,904)	$(46,223)

In February 2004, the Company sold its remaining 66,767 shares of Ciphergen for gross proceeds $662 and a realized gain of $352.

Realized gains and losses on securities sold before maturity, which are included in the Company’s net income (loss) for the three month periods ended March 31, 2004 and 2003, and their respective net proceeds were as follows:

	Three months ended
	March 31,
	2004	2003
Realized gains	$3,891	$3,280
Realized losses	(180)	—
Net proceeds	318,587	117,659

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2004
(dollars in thousands, except share and per share data)

Note 4. Commitments and Other Matters

The Company leases all of its research and development and administrative facilities. The Company’s primary research and development and administrative facility, located on the Traville site in Rockville, Maryland, is owned by Wachovia Development Corporation (“WDC”). WDC, a wholly-owned subsidiary of Wachovia Corporation, is primarily engaged in real estate finance, development and leasing activities. The total financed cost of the Traville lease facility is $200,000. As of March 31, 2004, the total financed cost of the Traville facility relative to WDC’s total direct real estate investments and net real estate lease investments was below the level requiring consolidation of WDC into the Company’s consolidated financial statements. The construction of the research and development and administrative facility was substantially completed by November 2003, at which time the rent obligations under the Traville lease commenced. The Company’s rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The Company’s rent obligation under the Traville lease is floating and is based primarily on short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at the Company’s request. The floating rate was approximately 1.1% as of March 31, 2004.

In addition, the Company leases a research facility, located at 9800 Medical Center Drive (“9800 MCD”). The total financed cost of the facility covered under the 9800 MCD lease is $76,000. The Company’s rent obligation began in 2001 and approximates the lessor’s debt service costs. As of March 31, 2004, the lessor had fixed the interest rate on the total financed cost at a weighted-average interest rate of approximately 4.3%.

The Company’s restricted investments with respect to the Traville lease, the 9800 MCD lease and other leases for the existing process development and manufacturing facility will reach approximately $295,000, which serve as collateral for the duration of the leases. The Company will be required to restrict investments equal to 102% of the full amount of the $200,000 financed project cost for the Traville lease, or $204,000, with the payment of the remaining construction period obligations, and 100% of the full amount of the $76,000 financed project cost for the 9800 MCD lease. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $289,846 and $280,776 as of March 31, 2004 and December 31, 2003, respectively.

Under the Traville and 9800 MCD lease agreements, which the Company has accounted for as operating leases, the Company has the option to purchase the properties, during or at the end of the lease terms, at an aggregate amount of $276,000. Alternatively, the Company can cause the properties to be sold to third parties.

With respect to the Traville lease, the Company has a residual value guarantee of 87.75% of the total financed cost at lease termination. As of March 31, 2004, the Company’s residual value guarantee for the Traville lease had reached the full maximum amount of $175,500.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2004
(dollars in thousands, except share and per share data)

Note 4. Commitments and Other Matters (continued)

With respect to the 9800 MCD lease, the Company has a residual value guarantee of 85% of the total financed cost at lease termination. As of March 31, 2004, the Company’s residual value guarantee for the 9800 MCD lease had reached the full maximum amount of $64,600. See Note 5, Charge for Restructuring, for additional discussion.

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

Note 5. Charge for Restructuring

In March 2004, the Company announced plans to sharpen its focus on preparation of its most promising drug candidates. The Company plans to reduce the number of drugs in early development and to focus resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In order to reduce significantly future expenses, and thus enable the Company to dedicate more resources to the most promising drugs, the Company is streamlining operations, reducing staff and currently evaluating a consolidation of facilities. The results for the three months ended March 31, 2004 include a charge of $3,699, shown as a Charge for restructuring in the consolidated statement of operations, relating primarily to the accrual of the total cost of employee severance benefits and costs associated with the planned retirement of the Company’s Chairman and Chief Executive Officer (“CEO”). The Company recorded a deferred compensation charge of $4,151 related to the modification of the CEO’s stock options and is recognizing this charge ratably over his remaining service period, which is currently through October 2004. The unamortized balance of this charge is $4,013 as of March 31, 2004.

With respect to the consolidation of facilities, the Company is currently exploring its alternatives relating to its possible exit from the lease of 9800 MCD. With respect to this lease, the Company has a residual value guarantee (“RVG”) to the lessor. In the event the property is sold, a realized value, net of transaction and other costs, below the financed cost of $76,000 would require the Company to record a charge relating to its RVG obligation. As of March 31, 2004, the Company has no indication that the net realized value would fall below $76,000 and accordingly, has not recorded a charge relating to the RVG obligation. In addition, the Company may or may not be able to recover the net book value of its leasehold improvements at 9800 MCD, which are approximately $9,900 as of March 31, 2004. The Company will continue to evaluate this and other facility consolidation alternatives during 2004. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2004
(dollars in thousands, except share and per share data)

Note 6. Fair Value of Financial Instruments

The carrying amounts for the Company’s cash and cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses reflected in the consolidated balance sheets at March 31, 2004 and December 31, 2003 approximate their respective fair values.

The carrying value of the Company’s debt was approximately $504,000 as of both March 31, 2004 and December 31, 2003. The fair value of the Company’s long-term debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt increased as of March 31, 2004 as compared to December 31, 2003, and accordingly, the fair value of the Company’s debt increased to approximately $493,000 as of March 31, 2004 from $466,000 as of December 31, 2003.

Note 7. Reclassifications

Certain prior period balances have been reclassified to conform to 2004 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2004 and 2003

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

     We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements with GlaxoSmithKline (“GSK”) and, to a lesser extent, other agreements. The initial research term associated with the GSK collaboration agreement and many of our other collaboration agreements expired in 2001 and those agreements will only generate additional milestone and royalty payments if our collaborators successfully develop drugs based on our technology. We may not receive any of these payments and may not be able to enter into additional collaboration agreements.

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

Results of Operations

     Revenues. Revenues were $1.6 million for both the three months ended March 31, 2004 and 2003, respectively. Revenues for both the three months ended March 31, 2004 and 2003 represent a $1.0 million milestone payment earned and received from GSK and $0.6 million in revenue recognized from Transgene, S.A. (“Transgene”).

Results of Operations (continued)

     Expenses. Research and development expenses were $53.1 million for the three months ended March 31, 2004 compared to $46.3 million for the three months ended March 31, 2003. We track our research and development expenditures by type of cost incurred — research, drug development, manufacturing and clinical development costs.

     Our research costs increased slightly to $8.5 million for the three months ended March 31, 2004 from $8.4 million for the three months ended March 31, 2003.

     Our drug development costs increased to $15.2 million for the three months ended March 31, 2004 from $13.8 million for the three months ended March 31, 2003. This increase is primarily due to increased process development activity, where we are evaluating ways to develop or improve our product candidates and production processes.

     Our manufacturing costs increased to $18.1 million for the three months ended March 31, 2004 from $15.4 million for the three months ended March 31, 2003. This increase is due to the increased production activities within our process development and manufacturing facilities needed to support our increased clinical activities.

     Our clinical development costs increased to $11.3 million for the three months ended March 31, 2004 from $8.7 million for the three months ended March 31, 2003. This increase is primarily due to the cost of continuing ongoing trials from 2003 as well as initiating new trials in 2004, partially offset by trials no longer ongoing in 2004.

     General and administrative expenses decreased to $9.1 million for the three months ended March 31, 2004 from $9.7 million for the three months ended March 31, 2003. The decrease for the three month period ended March 31, 2004 resulted primarily from lower facility and human resource costs, partially offset by higher information technology costs.

     The charge for restructuring of $3.7 million for the three months ended March 31, 2004 relates to our decision in March 2004 to sharpen our focus on preparation of our most promising drug candidates. We plan to reduce the number of drugs in early development and to focus resources on our drugs that address the greatest unmet medical needs with substantial growth potential. In order to reduce significantly future expenses, and thus enable us to dedicate more resources to the most promising drugs, we are streamlining operations, reducing staff and currently evaluating a consolidation of facilities. The charge of $3.7 million relates primarily to an accrual of employee severance benefits along with costs associated with the planned retirement of our Chairman and Chief Executive Officer (“CEO”). We recorded a deferred compensation charge of $4.2 million related to the modification of the CEO’s stock options and are recognizing this charge ratably over his remaining service period, which is currently through October 2004. The unamortized balance of this charge is $4.0 million as of March 31, 2004.

     With respect to the consolidation of facilities, we are currently exploring our alternatives relating to our possible exit from the lease of 9800 Medical Center Drive. With respect to this lease, we have a residual value guarantee (“RVG”) to the lessor. In the event the property is sold, a realized value, net of transaction and other costs, below the financed cost of $76.0 million would require us to record a charge relating to our RVG obligation. As of March 31, 2004, we have no indication that the net realized value would fall below $76.0 million and accordingly, have not recorded a charge relating to the RVG obligation. In addition, we may or may not be able to recover the net book value of our leasehold improvements at 9800 Medical Center Drive, which are approximately $9.9 million as of March 31, 2004. We will continue to evaluate this and other facility consolidation alternatives during 2004. See Note 5, Charge for Restructuring, for additional discussion.

Results of Operations (continued)

     Investment income decreased to $14.1 million for the three month period ended March 31, 2004 from $18.9 million for the three month period ended March 31, 2003, due to lower average cash and short-term investment balances and reduced yield due to declining interest rates. Investment income also includes realized gains and losses on our short-term and restricted investments of $3.4 million and $3.3 million for the three month periods ended March 31, 2004 and 2003, respectively. Our average cash balance decreased during 2004 as a result of our net losses and capital expenditures in 2004. We believe investment income will continue to be lower than the prior year as our short-term investments mature and are reinvested at rates lower than previously obtained. Interest expense decreased for the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003, due to interest capitalized in 2004 of $0.6 million relating primarily to the construction of our large-scale manufacturing facility. Assuming the cost of the manufacturing facility reaches approximately $233.4 million when construction is complete in 2005, capitalized interest could approximate $7.0 million. Total interest expense, before capitalized interest, was $5.9 million for the three month period ended March 31, 2004.

     Net Income (Loss). We recorded a net loss of $55.4 million, or $0.43 per share, for the three month period ended March 31, 2004 compared to a net loss of $41.3 million, or $0.32 per share, for the three month period ended March 31, 2003. The increased loss for the three month period of 2004 reflects increased investment in the development of preclinical and clinical drug candidates, increased manufacturing operations, reduced net investment income and a charge for restructuring.

     Excluding the charge for restructuring of $3.7 million, or $0.03 per share, incurred during the first quarter of 2004, our pro forma net loss of $51.7 million, or $0.40 per share, would have compared to a net loss of $41.3 million, or $0.32 per share, for the three months ended March 31, 2003, with the increased loss primarily due to increased investment in the development of preclinical and clinical drug candidates, increased manufacturing operations and reduced investment income. These pro forma financial measures are not prepared in accordance with GAAP. We refer to these non-GAAP financial measures in making operational decisions because they provide meaningful supplemental information regarding our operational performance and facilitate comparisons to our historical operating results.

Liquidity and Capital Resources

     We had working capital of $855.8 million and $943.9 million at March 31, 2004 and December 31, 2003, respectively. The reduction in our working capital for the three months ended March 31, 2004 is primarily due to our net loss, our capital expenditures and our increase in restricted investments during this period.

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

     We are advancing a number of drug candidates, including therapeutic proteins, antibodies and albumin fusion proteins, in part to diversify the risks associated with our research and development spending. In addition, our manufacturing plants have been designed to enable multi-product manufacturing capability. Accordingly, we believe our future financial commitments, including those for preclinical, clinical or manufacturing activities, are not substantially dependent on any single drug candidate. Should we be unable to sustain a multi-product drug pipeline, our dependence on the success of one or a few drug candidates would increase.

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

     In addition, part of our business plan includes collaborating with others. For example, GSK is developing four products discovered by GSK as part of our collaboration with them. We have no control over the progress of GSK’s development plans. While we have received an aggregate of $2.0 million from GSK in connection with development milestones met by GSK during 2004 and 2003, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.

     Because of the uncertanties discussed above, the costs to advance our research and development projects are diffiuclt to estimate and may vary significantly. We expect that our existing funds and investment income will be sufficient to fund our operations for the next several years.

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

     We have certain contractual obligations, including some that are not recorded on our balance sheets, which will have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors. Certain of these obligations include covenants relating to maintaining minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. Our operating leases, including those with residual value guarantees, along with our unconditional purchase obligations are not recorded on our balance sheets.

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

     The Traville lease has a term of approximately seven years beginning in 2003 and relates to a research and development and administrative facility located on the Traville site in Rockville, Maryland. The total financed cost of the Traville lease facility is $200.0 million. Our rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The rent under this lease is currently based on the rate for short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at our request. To the extent the lessor does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. The current floating rate was approximately 1.1% as of March 31, 2004.

     The 9800 MCD lease has a term of seven years beginning in 2001 and relates to a $76.0 million research facility located at 9800 Medical Center Drive, near our Traville facility in Rockville, Maryland. The rent under this lease is fixed. As of March 31, 2004, the weighted-average interest rate was approximately 4.3%.

     Our restricted investments with respect to the Traville lease, the 9800 MCD lease and other leases for the existing process development and manufacturing facility are expected to reach approximately $295.0 million. These restricted investments will serve as collateral for the duration of the leases. We will be required to restrict investments equal to 102% of the full amount of the $200.0 million financed project cost for the Traville lease, or $204.0 million, upon the payment of the remaining construction period obligations, and 100% of the full amount of the approximately $76.0 million financed project cost for the 9800 MCD lease as collateral for the duration of the leases. In the event the 9800 Medical Center Drive lease is terminated, we could reduce our restricted investments by up to $76.0 million, in the event we did not have to meet any residual value guarantee obligation. In addition, we are also required to maintain up to a maximum of $15.0 million in restricted investments with respect to the process development and manufacturing facility leases. Our restricted investments for all of these leases aggregated $289.8 million as of March 31, 2004 compared to $280.8 million as of December 31, 2003.

     In connection with the Traville lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In connection with the 9800 MCD lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities, as well as comply with certain dividend restrictions.

     Under the Traville and 9800 MCD leases, we have the option to purchase the properties during and at the end of the lease terms at an aggregate amount of approximately $276.0 million. Alternatively, we can cause the properties to be sold to third parties. We are contingently liable for the residual value guarantee associated with each property in the event the net sale proceeds are less than the original financed costs of the facilities. We are contingently liable for the residual value guarantee associated with the Traville lease and the 9800 MCD lease of approximately $175.5 million and $64.6 million, respectively. See Note 4, Commitments and Other Matters and Note 5, Charge for Restructuring, for additional discussion.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 20 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents and short-term and restricted investments by approximately $19.4 million, or approximately 1.6% of the aggregate fair value of $1.19 billion, at March 31, 2004. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of March 31, 2004. We believe that any market change related to our investment securities held as of March 31, 2004 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

     As of March 31, 2004, the carrying values of our equity investments in Transgene, Cambridge Antibody Technology (“CAT”) and Corautus Genetics Inc. (“Corautus”) were approximately $7.1 million, $11.7 million, and $10.6 million, respectively. Our investments in Transgene and Corautus are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

     The facility leases we entered into during 2003 and 2001 require us to maintain minimum levels of restricted investments as collateral for these facilities. By 2005, our maximum restricted investments for these leases could be approximately $280.0 million. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, our overall level of restricted investments could reach $295.0 million. In the event the 9800 Medical Center Drive lease is terminated, we could reduce our restricted investments by up to $76.0 million, in the event we did not have to meet any residual value guarantee obligation. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in both a rising or declining interest rate environment.

     The rent under the Traville lease is based on a floating interest rate. We can direct the lessor to lock in a fixed interest rate. As of March 31, 2004, such a fixed rate for six years would be approximately 3.5% compared to the floating rate as of March 31, 2004 of approximately 1.1%. If interest rates increase, our rent obligations would also increase, which would result in an increase in our operating expenses.

     Changes in interest rates do not affect interest expense incurred on our Convertible Subordinated Notes because they bear interest at fixed rates.

     We established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”), that manages our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks for 2004 to be immaterial to our operations as a whole.

Item 4.   Controls and Procedures

      Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

      On January 1, 2004 we commenced the use of a new financial system. In connection with this implementation, certain internal control and accounting processes were modified. We believe that the modifications to these processes maintained or enhanced the level and quality of our internal controls and no corrective actions with regard to significant deficiencies and material weaknesses have been needed. Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2004, and has concluded that there was no other change that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

	31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

	32.1	Section 1350 Certification of Chief Executive Officer.

	32.2	Section 1350 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K, on March 24, 2004, announcing the Company’s plans to reduce the number of drugs in early development, the implementation of a cost reduction program and that William A. Haseltine, Ph.D., the Company’s founder, chairman and chief executive officer, will retire later this year, for which the Company plans to record certain charges to earnings in 2004.

We filed a Current Report on Form 8-K, on April 29, 2004, furnishing our financial results for the three months ended March 31, 2004.

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

Dated: May 7, 2004

EXHIBIT INDEX

Exhibit Page Number

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.