Form 10-Q
period 2004-06-30
HUMAN GENOME SCIENCES INC
filed 2004-08-06
CIK 901219

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004	Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC.

(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. Employer Identification Number)

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

Yes            [X]            No             [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            [X]            No             [   ]

     The number of shares of the registrant’s common stock outstanding on June 30, 2004 was 130,198,405.

TABLE OF CONTENTS

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003	3
	Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 6.	Exhibits and Reports on Form 8-K	19

	Signatures	20
	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(dollars in thousands, except share and per share amounts)
Revenue – research and development collaborative contracts	$644	$642	$2,287	$2,284

Costs and expenses:
Research and development	54,268	47,787	107,324	94,080
General and administrative	8,366	9,665	17,462	19,331
Charge for restructuring	1,799	—	5,498	—

Total costs and expenses	64,433	57,452	130,284	113,411

Income (loss) from operations	(63,789)	(56,810)	(127,997)	(111,127)
Investment income	10,286	15,345	24,384	34,292
Interest expense	(5,024)	(5,929)	(10,342)	(11,874)

Income (loss) before taxes	(58,527)	(47,394)	(113,955)	(88,709)
Provision for income taxes	—	—	—	—

Net income (loss)	$(58,527)	$(47,394)	$(113,955)	$(88,709)

Net income (loss) per share, basic and diluted	$(0.45)	$(0.37)	$(0.88)	$(0.69)

Weighted average shares outstanding, basic and diluted	129,943,810	129,055,376	129,743,394	128,975,343

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(dollars in thousands, except
	share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$16,293	$33,269
Short-term investments	791,432	948,413
Prepaid expenses and other current assets	5,491	6,297

Total current assets	813,216	987,979
Long-term investments	25,165	24,055
Property, plant and equipment (net of accumulated depreciation and amortization)	199,276	154,717
Restricted investments	291,199	280,776
Other assets	16,545	18,677

TOTAL ASSETS	$1,345,401	$1,466,204

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligation	$350	$338
Accounts payable and accrued expenses	36,696	32,121
Accrued payroll and related taxes	10,497	9,060
Deferred revenues	2,568	2,568

Total current liabilities	50,111	44,087
Long-term debt, net of current portion	503,020	503,020
Capital lease obligation, net of current portion	453	644
Deferred revenues	6,419	7,703
Other liabilities	6,793	7,417

Total liabilities	566,796	562,871

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,302	1,294
Additional paid-in capital	1,772,333	1,762,191
Unearned portion of compensatory stock options	(2,214)	—
Accumulated other comprehensive income (loss)	8,010	26,719
Retained deficit	(1,000,826)	(886,871)

Total stockholders’ equity	778,605	903,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,345,401	$1,466,204

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(113,955)	$(88,709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term and restricted investments	4,550	3,675
Depreciation and amortization	10,640	11,973
Charge for restructuring, excluding stock option compensation expense	1,166	—
Compensation expense related to stock options	1,937	229
Loss (gain) on disposal of fixed assets	3	(21)
Gain on sale of investments and marketable securities	(4,980)	(4,115)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	806	5,648
Other assets	4,767	754
Accounts payable and accrued expenses	7,023	(9,024)
Accrued payroll and related taxes	1,437	2,825
Deferred revenues	(1,284)	(1,284)
Other liabilities	(4,371)	197

Net cash provided by (used in) operating activities	(92,261)	(77,852)

Cash flows from investing activities:
Capital expenditures – property, plant and equipment	(57,704)	(41,452)
Proceeds from sale of property, plant and equipment	—	15,000
Purchase of short-term investments and marketable securities	(225,782)	(290,300)
Proceeds from sales and maturities of investments and marketable securities.	367,908	431,613

Net cash provided by (used in) investing activities	84,422	114,861

Cash flows from financing activities:
Proceeds from sale of restricted investments	—	22,247
Restricted investments	(14,956)	(53,980)
Payments on capital lease	(179)	(125)
Proceeds from issuance of common stock (net of expenses)	5,998	2,319

Net cash provided by (used in) financing activities	(9,137)	(29,539)

Net increase (decrease) in cash and cash equivalents	(16,976)	7,470
Cash and cash equivalents – beginning of period	33,269	25,205

Cash and cash equivalents – end of period	$16,293	$32,675

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,746	$10,755
Income taxes	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2004
(dollars in thousands, except share and per share data)

Note 1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 2004 and 2003, the Company’s financial position at June 30, 2004, and the cash flows for the six month periods ended June 30, 2004 and 2003. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K and the Company’s March 31, 2004 Quarterly Report on Form 10-Q.

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of future financial results.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(58,527)	$(47,394)	$(113,955)	$(88,709)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37,800)	(18,844)	(75,851)	(54,415)
Add: Stock-based compensation included in net income (loss)	1,799	—	1,937	229

Pro forma net income (loss)	$(94,528)	$(66,238)	$(187,869)	$(142,895)

Net income (loss) per share:
Basic and diluted – as reported	$(0.45)	$(0.37)	$(0.88)	$(0.69)
Basic and diluted – pro forma	$(0.73)	$(0.51)	$(1.45)	$(1.11)

For the three and six month periods ended June 30, 2004 and 2003, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.

The effect of applying SFAS No. 123 on the pro forma net loss and net loss per share for the three and six month periods ended June 30, 2004 and 2003 as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2004
(dollars in thousands, except share and per share data)

Note 3. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, long-term investments and the activity for the cumulative translation adjustment to be included in other comprehensive income.

During the three and six month periods ended June 30, 2004 and 2003, total comprehensive income (loss) amounted to:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$(58,527)	$(47,394)	$(113,955)	$(88,709)

Net unrealized gains (losses):
Short-term investments	(15,572)	(4,249)	(13,232)	(4,463)
Long-term investments	(1,945)	10,144	4,037	8,410
Restricted investments	(5,446)	3,121	(4,533)	3,441
Foreign currency translation	(1)	(5)	(1)	(5)

Subtotal	(22,964)	9,011	(13,729)	7,383

Reclassification adjustments for (gains) realized in net loss	(1,269)	(835)	(4,980)	(4,115)

Total comprehensive income (loss)	$(82,760)	$(39,218)	$(132,664)	$(85,441)

In June 2004, the Company sold 246,275 shares of Cambridge Antibody Technology Ltd., a long-term investment, for net proceeds of $2,266 and realized a loss of $68.

In February 2004, the Company sold its remaining 66,767 shares of Ciphergen Biosystems, Inc., a long-term investment, for net proceeds $662 and realized a gain of $352.

Realized gains and losses on securities sold before maturity, which are included in the Company’s net income (loss) for the three and six month periods ended June 30, 2004 and 2003, and their respective net proceeds were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Realized gains	$1,672	$1,250	$5,563	$4,530
Realized losses	(403)	(415)	(583)	(415)
Net proceeds	169,442	95,919	488,028	213,578

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2004
(dollars in thousands, except share and per share data)

Note 4. Commitments and Other Matters

The Company leases all of its research and development and administrative facilities. The Company’s primary research and development and administrative facility, located on the Traville site in Rockville, Maryland, is owned by Wachovia Development Corporation (“WDC”). WDC, a wholly-owned subsidiary of Wachovia Corporation, is primarily engaged in real estate finance, development and leasing activities. The total financed cost of the Traville lease facility is $200,000. As of June 30, 2004, the total financed cost of the Traville facility relative to WDC’s total direct real estate investments and net real estate lease investments was below the level requiring consolidation of WDC into the Company’s consolidated financial statements. The construction of the research and development and administrative facility was substantially completed by November 2003, at which time the rent obligations under the Traville lease commenced. The Company’s rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The Company’s rent obligation under the Traville lease is floating and is based primarily on short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at the Company’s request. The floating rate was approximately 1.1% as of June 30, 2004.

In addition, the Company leases a research facility, located at 9800 Medical Center Drive (“9800 MCD”). The total financed cost of the facility covered under the 9800 MCD lease is $76,000. The Company’s rent obligation began in 2001 and approximates the lessor’s debt service costs. The lessor has fixed the interest rate on the total financed cost at a weighted-average interest rate of approximately 4.3% for the remaining term of the lease.

The Company’s restricted investments with respect to the Traville lease, the 9800 MCD lease and other leases for the existing process development and manufacturing facility will reach approximately $295,000, which serve as collateral for the duration of the leases. The Company will be required to restrict investments equal to 102% of the full amount of the $200,000 financed project cost for the Traville lease, or $204,000, with the payment of the remaining construction period obligations, and 100% of the full amount of the $76,000 financed project cost for the 9800 MCD lease. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $291,199 and $280,776 as of June 30, 2004 and December 31, 2003, respectively.

Under the Traville and 9800 MCD lease agreements, which the Company has accounted for as operating leases, the Company has the option to purchase the properties, during or at the end of the lease terms, at an aggregate amount of $276,000. Alternatively, the Company can cause the properties to be sold to third parties.

With respect to the Traville lease, the Company has a residual value guarantee of 87.75% of the total financed cost at lease termination. As of June 30, 2004, the Company’s residual value guarantee for the Traville lease had reached the full maximum amount of $175,500.

With respect to the 9800 MCD lease, the Company has a residual value guarantee of 85% of the total financed cost at lease termination. As of June 30, 2004, the Company’s residual value guarantee for the 9800 MCD lease had reached the full maximum amount of $64,600. See Note 5, Charge for Restructuring, for additional discussion.

In connection with the Traville lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In connection with the 9800 MCD

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2004
(dollars in thousands, except share and per share data)

Note 4. Commitments and Other Matters (continued)

lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities, as well as comply with certain dividend restrictions. There are not any recourse provisions under either the Traville or 9800 MCD leases that would enable the Company to recover from third parties any of the amounts paid under the guarantees. The Company has set aside collateral in the form of restricted investments sufficient to satisfy all current obligations under the guarantees. In addition, the Company has the right to cause the sale of the properties covered by the leases and may recover all or a portion of the money paid under the guarantees.

Note 5. Charge for Restructuring

During the first quarter of 2004, the Company announced plans to sharpen its focus on its most promising drug candidates. The Company has reduced the number of drugs in early development and is focusing resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In order to reduce significantly future expenses, and thus enable the Company to dedicate more resources to the most promising drugs, the Company has reduced staff, is streamlining operations and currently evaluating a consolidation of facilities. The results for the three and six month periods ended June 30, 2004 include a charge of $1,799 and $5,498, respectively. This charge is shown as a Charge for restructuring in the consolidated statement of operations, relating primarily to the accrual of the total cost of employee severance benefits and costs associated with the planned retirement of the Company’s Chairman and Chief Executive Officer (“CEO”). During the first quarter of 2004, the Company recorded a deferred compensation charge of $4,151 related to the modification of the CEO’s stock options and is recognizing this charge ratably over his remaining service period, which is currently through October 2004. The unamortized balance of this charge is $2,214 as of June 30, 2004.

With respect to the consolidation of facilities, the Company is currently exploring alternatives relating to its possible exit from the lease of 9800 MCD. With respect to this lease, the Company has a residual value guarantee (“RVG”) to the lessor. In the event the property is sold, a realized value, net of transaction and other costs, below the financed cost of $76,000 would require the Company to record a charge relating to its RVG obligation. As of June 30, 2004, the Company has no indication that the net realized value would fall below $76,000 and accordingly, has not recorded a charge relating to the RVG obligation. The Company may or may not be able to fully recover the net book value of its leasehold improvements at 9800 MCD, which are approximately $9,900 as of June 30, 2004. The Company will continue to evaluate this and other facility consolidation alternatives during 2004. In addition, the Company is evaluating its equipment located at 9800 MCD, which has a net book value of approximately $10,300 as of June 30, 2004, to determine which items may be redeployed or sold. The Company may or may not be able to fully recover the net book value of this equipment.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2004
(dollars in thousands, except share and per share data)

Note 5. Charge for Restructuring (continued)

The following table summarizes the activity related to the liability for restructuring costs as of June 30, 2004:

	Employee
	separation	CEO related
	benefits	charge	Total
Initial charge	$2,500	$1,060	$3,560
Cash payments	(2,479)	—	(2,479)

Balance at June 30, 2004	$21	$1,060	$1,081

The CEO related charge excludes the amortization of the non-cash deferred compensation charge related to the modification of the CEO’s stock options. The Company recognized amortization of $1,937 for the six months ended June 30, 2004.

Note 6. Fair Value of Financial Instruments

The carrying amounts for the Company’s cash and cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses reflected in the consolidated balance sheets at June 30, 2004 and December 31, 2003 approximate their respective fair values.

The carrying value of the Company’s debt was approximately $504,000 as of both June 30, 2004 and December 31, 2003. The fair value of the Company’s long-term debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt increased as of June 30, 2004 as compared to December 31, 2003, and accordingly, the fair value of the Company’s debt increased to approximately $477,000 as of June 30, 2004 from $466,000 as of December 31, 2003.

Note 7. Reclassifications

Certain prior period balances have been reclassified to conform to 2004 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2004 and 2003

Overview

     Human Genome Sciences is a mid-stage development company with a significant product pipeline derived primarily from proprietary genomic technology. Our goal is to build a global biopharmaceutical company that discovers, develops, manufactures and markets gene-based protein and antibody drugs to treat and cure disease. The success of our drug discovery efforts derives from our expertise in genomics, the systematic collection and understanding of human genes and their functions. We focus our internal product development efforts on novel human protein and antibody drugs discovered through genomics-based research, and on new long-acting versions of existing protein drugs created using our albumin fusion technology. We use collaborations for the development of other protein and antibody drugs, gene therapy products, small molecule drugs, and diagnostic products discovered using our genomics-based technology.

     We have a number of products in clinical development. Companies with which we are collaborating have additional products in clinical trials. We continue to evaluate new drugs for advancement into clinical development.

     We have established strategic partnerships with a number of leading pharmaceutical and biotechnology companies to leverage our strengths and to gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide us with milestone payments, along with royalty payments as products are developed and commercialized. We also are entitled to certain co-promotion, co-development, revenue sharing and other product rights.

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

Results of Operations

     Revenues. Revenues were $0.6 million for both the three months ended June 30, 2004 and 2003. Revenues for the three months ended June 30, 2004 represent primarily revenue recognized from Transgene, S.A. (“Transgene”). Revenues for the three months ended June 30, 2003 represent revenue recognized from Transgene. Revenues were $2.3 million for both the six months ended June 30, 2004 and

Results of Operations (continued)

2003. Revenues for the six months ended June 30, 2004 represent primarily $1.3 million in revenue recognized from Transgene and a $1.0 million milestone payment earned and received from GSK. Revenues for the six months ended June 30, 2003 represent $1.3 million in revenue recognized from Transgene and a $1.0 million milestone payment earned and received from GSK.

     Expenses. Research and development expenses were $54.3 million for the three months ended June 30, 2004 compared to $47.8 million for the three months ended June 30, 2003. Research and development expenses were $107.3 million for the six months ended June 30, 2004 compared to $94.1 million for the six months ended June 30, 2003. We track our research and development expenditures by type of cost incurred — research, drug development, manufacturing and clinical development costs.

     Our research costs decreased to $6.4 million for the three months ended June 30, 2004 from $8.0 million for the three months ended June 30, 2003. Research costs decreased to $14.9 million for the six months ended June 30, 2004 from $16.4 million for the six months ended June 30, 2003. The decrease in research costs for both the three and six months ended June 30, 2004 is primarily due to reduced activity in the study of preclinical therapeutic protein and antibody drug candidates.

     Our drug development costs decreased slightly to $13.3 million for the three months ended June 30, 2004 from $13.5 million for the three months ended June 30, 2003. Drug development costs increased to $28.4 million for the six months ended June 30, 2004 from $27.3 million for the six months ended June 30, 2003. The increase in drug development costs for the six months ended June 30, 2004 is primarily due to increased process development activity, where we are evaluating ways to develop or improve our product candidates and production processes.

     Our manufacturing costs increased to $20.0 million for the three months ended June 30, 2004 from $15.7 million for the three months ended June 30, 2003. Manufacturing costs increased to $38.1 million for the six months ended June 30, 2004 from $31.1 million for the six months ended June 30, 2003. The increase in manufacturing costs for both the three and six months ended June 30, 2004 is due to the increased production activities within our process development and manufacturing facilities and payments made to a third-party manufacturer needed to support our increased clinical activities.

     Our clinical development costs increased to $14.6 million for the three months ended June 30, 2004 from $10.6 million for the three months ended June 30, 2003. Clinical development costs increased to $25.9 million for the six months ended June 30, 2004 from $19.3 million for the six months ended June 30, 2003. The increase in clinical development costs for both the three and six months ended June 30, 2003 is primarily due to the cost of continuing ongoing trials from 2003 as well as initiating new trials in 2004, partially offset by trials no longer ongoing in 2004.

     General and administrative expenses decreased to $8.4 million for the three months ended June 30, 2004 from $9.7 million for the three months ended June 30, 2003. General and administrative expenses decreased to $17.5 million for the six months ended June 30, 2004 from $19.3 million for the six months ended June 30, 2003. The decrease for both the three and six months ended June 30, 2004 resulted primarily from lower facility and marketing research costs.

     The charge for restructuring of $1.8 million and $5.5 million for the three and six months ended June 30, 2004 relates to our decision in March 2004 to sharpen our focus on our most promising drug candidates. We are reducing the number of drugs in early development and are focusing resources on our drugs that address the greatest unmet medical needs with substantial growth potential. In order to reduce significantly future expenses, and thus enable us to dedicate more resources to the most promising drugs, we have reduced staff, are streamlining operations and are currently evaluating a consolidation of facilities. The charge of $1.8 million for the three months ended June 30, 2004 relates to costs associated with the planned retirement of our Chairman and Chief Executive Officer (“CEO”). The charge of $5.5 million for

Results of Operations (continued)

the six months ended June 30, 2004 relates primarily to a charge for employee severance benefits along with costs associated with the planned retirement of our CEO. We recorded a deferred compensation charge of $4.2 million during the first quarter of 2004 related to the modification of the CEO’s stock options and are recognizing this charge ratably over his remaining service period, which is currently through October 2004. The unamortized balance of this charge is $2.2 million as of June 30, 2004.

     With respect to the consolidation of facilities, we are currently exploring alternatives relating to our possible exit from the lease of 9800 Medical Center Drive. With respect to this lease, we have a residual value guarantee (“RVG”) to the lessor. In the event the property is sold, a realized value, net of transaction and other costs, below the financed cost of $76.0 million would require us to record a charge relating to our RVG obligation. As of June 30, 2004, we have no indication that the net realized value would fall below $76.0 million and accordingly, have not recorded a charge relating to the RVG obligation. In addition, we may or may not be able to recover the net book value of our leasehold improvements at 9800 Medical Center Drive, which are approximately $9.9 million as of June 30, 2004. In addition, we are evaluating the equipment located at 9800 Medical Center Drive, which has a net book value of approximately $10.3 million, to determine which items may be redeployed or sold. We may or may not be able to recover the net book value of this equipment as of June 30, 2004. We will continue to evaluate this and other facility consolidation alternatives during 2004.

     Investment income decreased to $10.3 million for the three months ended June 30, 2004 from $15.3 million for the three months ended June 30, 2003. Investment income decreased to $24.4 million for the six months ended June 30, 2004 from $34.3 million for the six months ended June 30, 2003. The decrease in investment income for both the three and six months ended June 30, 2004 is due to lower average cash and short-term investment balances and reduced yield due to declining interest rates. Investment income also includes net realized gains on our short-term, restricted and long-term investments of $1.3 million and $0.8 million for the three months ended June 30, 2004 and 2003, respectively and $5.0 million and $4.1 million for the six months ended June 30, 2004 and 2003, respectively. Our average cash balance decreased during 2004 as a result of our net losses and capital expenditures in 2004. We believe investment income will continue to be lower than the prior year as our short-term investments mature and are reinvested at rates lower than previously obtained. Interest expense decreased for both the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, due to capitalized interest of $0.9 million and $1.5 million for the three and six months ended June 30, 2004 relating to the construction of our large-scale manufacturing facility. Assuming the cost of the manufacturing facility reaches approximately $230.0 million when construction is complete and production activities commence in 2006, capitalized interest could approximate $15.0 million. Total interest expense, before capitalized interest, was $5.9 million and $11.9 million for the three and six months ended June 30, 2004, respectively.

     Net Income (Loss). We recorded a net loss of $58.5 million, or $0.45 per share, for the three months ended June 30, 2004 compared to a net loss of $47.4 million, or $0.37 per share, for the three months ended June 30, 2003. We recorded a net loss of $114.0 million, or $0.88 per share, for the six months ended June 30, 2004 compared to a net loss of $88.7 million, or $0.69 per share, for the six months ended June 30, 2003. The increased loss for both the three and six months ended June 30, 2004 reflects increased manufacturing operations, increased investment in clinical drug candidates, reduced net investment income and a charge for restructuring.

     Excluding the charge for restructuring of $1.8 million, or $0.01 per share, incurred during the three months ended June 30, 2004, our pro forma net loss of $56.7 million, or $0.44 per share, would have compared to a net loss of $47.4 million, or $0.37 per share, for the three months ended June 30, 2003. Excluding the charge for restructuring of $5.5 million, or $0.04 per share, incurred during the six months ended June 30, 2004, our pro forma net loss of $108.5 million, or $0.84 per share, would have compared to a net loss of $88.7 million, or $0.69 per share, for the six months ended June 30, 2003. The increased loss

Results of Operations (continued)

for both the three and six months ended June 30, 2004 is primarily due to increased manufacturing operations, increased investment in clinical drug candidates, and reduced investment income. These pro forma financial measures are not prepared in accordance with GAAP. We refer to these non-GAAP financial measures because they provide meaningful supplemental information regarding our operational performance and facilitate comparisons to our historical operating results.

Liquidity and Capital Resources

     We had working capital of $763.1 million and $943.9 million at June 30, 2004 and December 31, 2003, respectively. The reduction in our working capital for the six months ended June 30, 2004 is primarily due to our net loss, our capital expenditures and our increase in restricted investments during this period.

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

     We must receive regulatory approval from FDA or foreign equivalents to advance each of our products into and through each phase of clinical testing. Moreover, we must also receive regulatory approval to launch any of our products commercially. In order to receive such approval, these regulatory agencies must conclude that our clinical data establish safety and efficacy and that our products and the manufacturing facilities meet all regulatory requirements. We cannot be certain that we will establish sufficient safety and efficacy data to receive regulatory approval for any of our drugs or that our drugs and the manufacturing facilities will meet all regulatory requirements.

     In addition, part of our business plan includes collaborating with others. For example, GSK is developing four products discovered by GSK as part of our collaboration with them. We have no control over the progress of GSK’s development plans. While we have received an aggregate of $2.0 million from GSK in connection with development milestones met by GSK during 2004 and 2003, we cannot forecast

Liquidity and Capital Resources (continued)

with any degree of certainty the likelihood of receiving future milestone or royalty payments. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and, therefore, our capital and liquidity requirements.

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

     The Traville lease has a term of approximately seven years beginning in 2003 and relates to a research and development and administrative facility located on the Traville site in Rockville, Maryland. The total financed cost of the Traville lease facility is $200.0 million. Our rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The rent under this lease is currently based on the rate for short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at our request. To the extent the lessor does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. The current floating rate was approximately 1.1% as of June 30, 2004.

Off-Balance Sheet Arrangements (continued)

     The 9800 MCD lease has a term of seven years beginning in 2001 and relates to a $76.0 million research facility located at 9800 Medical Center Drive, near our Traville facility in Rockville, Maryland. The rent under this lease is fixed. As of June 30, 2004, the weighted-average interest rate was approximately 4.3%.

     Our restricted investments with respect to the Traville lease, the 9800 MCD lease and other leases for the existing process development and manufacturing facility are expected to reach approximately $295.0 million. These restricted investments will serve as collateral for the duration of the leases. We will be required to restrict investments equal to 102% of the full amount of the $200.0 million financed project cost for the Traville lease, or $204.0 million, upon the payment of the remaining construction period obligations, and 100% of the full amount of the approximately $76.0 million financed project cost for the 9800 MCD lease as collateral for the duration of the leases. In the event the 9800 Medical Center Drive lease is terminated, we could reduce our restricted investments by up to $76.0 million, in the event we did not need to use our restricted investments to meet any residual value guarantee obligation. In addition, we are also required to maintain up to a maximum of $15.0 million in restricted investments with respect to the process development and manufacturing facility leases. Our restricted investments for all of these leases aggregated $291.2 million as of June 30, 2004 compared to $280.8 million as of December 31, 2003.

     In connection with the Traville lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In connection with the 9800 MCD lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities, as well as comply with certain dividend restrictions.

     Under the Traville and 9800 MCD leases, we have the option to purchase the properties during and at the end of the lease terms at an aggregate amount of approximately $276.0 million. Alternatively, we can cause the properties to be sold to third parties. We are contingently liable for the residual value guarantee associated with each property in the event the net sale proceeds are less than the original financed costs of the facilities. We are contingently liable for the residual value guarantee associated with the Traville lease and the 9800 MCD lease of approximately $175.5 million and $64.6 million, respectively. See Note 4, Commitments and Other Matters, and Note 5, Charge for Restructuring, for additional discussion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 19 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents and short-term and restricted investments by approximately $17.5 million, or approximately 1.6% of the aggregate fair value of $1.1 billion, at June 30, 2004. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of June 30, 2004. We believe that any market change related to our investment securities held as of June 30, 2004 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

     As of June 30, 2004, the carrying values of our equity investments in Transgene S.A., Cambridge Antibody Technology Ltd. (“CAT”) and Corautus Genetics Inc. (“Corautus”) were approximately $5.4 million, $10.6 million, and $9.2 million, respectively. Our investments in Transgene and Corautus are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

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

     The rent under the Traville lease is based on a floating interest rate. We can direct the lessor to lock in a fixed interest rate. As of June 30, 2004, such a fixed rate for six years would be approximately 4.5% compared to the floating rate as of June 30, 2004 of approximately 1.1%. If interest rates increase, our rent obligations would also increase, which would result in an increase in our operating expenses.

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

Item 4. Controls and Procedures

     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2004, and has concluded that there was no change during the quarterly period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders, held on May 20, 2004, the following members were elected or re-elected to the Board of Directors:

	Affirmative	Votes
	Votes	Withheld
Terms expiring in 2007
Richard J. Danzig	112,483,793	884,476
Jurgen Drews, M.D.	112,448,346	919,923
Kathryn E. Falberg	112,481,860	886,409
Argeris N. Karabelas, Ph.D.	90,409,972	22,958,297

     The following proposals were approved at our Annual Meeting of Shareholders:

	Affirmative	Negative		Broker
	Votes	Votes	Abstentions	Non-Votes
Ratification of the selection of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 2004.	112,024,529	1,276,587	67,153	—
Ratification of the proposal to approve Amendment No. 1 to the Company’s Stock Incentive Plan.	51,612,548	25,159,425	1,814,530	34,781,766
Ratification of the proposal to approve Amendment No. 2 to the Company’s Stock Incentive Plan.	61,763,252	15,004,176	1,819,085	34,781,756
Ratification of the proposal to approve an option exchange program for the Company’s employees.	58,843,462	11,492,485	8,250,557	34,781,765

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     10.1 Employment Agreement, dated May 6, 2004, with Craig A. Rosen, Ph.D.

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

We filed a Current Report on Form 8-K, on July 30, 2004, furnishing our financial results for the three and six months ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

BY:	/s/ William A. Haseltine, Ph.D.
William A. Haseltine, Ph.D.
Chairman and Chief Executive Officer

BY:	/s/ Steven C. Mayer
Steven C. Mayer
Executive Vice President and
Chief Financial Officer

Dated: August 6, 2004

EXHIBIT INDEX

Exhibit Page Number

10.1 Employment Agreement, dated May 6, 2004, with Craig A. Rosen, Ph.D.

31.1 Rule 13a-14(a) Certification of Principal Executive Officer.

31.2 Rule 13a-14(a) Certification of Principal Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.