Form 10-Q
period 2004-09-30
HUMAN GENOME SCIENCES INC
filed 2004-11-08
CIK 901219

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004	Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC.

(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. Employer Identification Number)

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

Yes [X] No [   ]

     The number of shares of the registrant’s common stock outstanding on September 30, 2004 was 130,341,391.

TABLE OF CONTENTS

		Page
		Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003	3
	Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 6.	Exhibits	21
	Signatures	22
	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands, except share and per share amounts)
Revenue — research and development collaborative contracts	$717	$1,242	$3,004	$3,526

Costs and expenses:
Research and development	52,190	48,352	159,514	142,432
General and administrative	8,272	10,785	25,734	30,116
Charge for restructuring	5,799	—	11,297	—

Total costs and expenses	66,261	59,137	196,545	172,548

Income (loss) from operations	(65,544)	(57,895)	(193,541)	(169,022)
Investment income	8,057	15,812	32,442	50,104
Interest expense	(4,750)	(5,605)	(15,093)	(17,479)

Income (loss) before taxes	(62,237)	(47,688)	(176,192)	(136,397)
Provision for income taxes	—	—	—	—

Net income (loss)	$(62,237)	$(47,688)	$(176,192)	$(136,397)

Net income (loss) per share, basic and diluted	$(0.48)	$(0.37)	$(1.36)	$(1.06)

Weighted average shares outstanding, basic and diluted	130,299,981	129,186,271	129,930,277	129,046,364

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(dollars in thousands, except
	share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$6,364	$33,269
Short-term investments	715,694	948,413
Prepaid expenses and other current assets	3,576	6,297

Total current assets	725,634	987,979
Long-term investments	23,746	24,055
Property, plant and equipment (net of accumulated depreciation and amortization)	222,208	154,717
Restricted investments	294,388	280,776
Other assets	15,491	18,677

TOTAL ASSETS	$1,281,467	$1,466,204

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligation	$354	$338
Accounts payable and accrued expenses	30,411	32,121
Accrued payroll and related taxes	9,975	9,060
Deferred revenues	2,568	2,568

Total current liabilities	43,308	44,087
Long-term debt, net of current portion	503,020	503,020
Capital lease obligation, net of current portion	370	644
Deferred revenues	5,777	7,703
Other liabilities	6,463	7,417

Total liabilities	558,938	562,871

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,303	1,294
Additional paid-in capital	1,773,411	1,762,191
Unearned portion of compensatory stock options	(414)	—
Accumulated other comprehensive income (loss)	11,292	26,719
Retained deficit	(1,063,063)	(886,871)

Total stockholders’ equity	722,529	903,333

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,281,467	$1,466,204

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(176,192)	$(136,397)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term and restricted investments	7,526	7,066
Depreciation and amortization	16,065	17,413
Charge for restructuring, excluding stock option compensation expense	5,081	—
Compensation expense related to stock options	3,737	229
Loss (gain) on disposal of fixed assets	3	435
Gain on sale of investments and marketable securities	(4,808)	(7,071)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,721	6,410
Other assets	5,105	1,149
Accounts payable and accrued expenses	(2,849)	(9,413)
Accrued payroll and related taxes	915	3,012
Deferred revenues	(1,926)	(1,926)
Other liabilities	(4,541)	189

Net cash provided by (used in) operating activities	(149,163)	(118,904)

Cash flows from investing activities:
Capital expenditures — property, plant and equipment	(85,834)	(58,982)
Proceeds from sale of property, plant and equipment	—	15,000
Purchase of short-term investments and marketable securities	(281,927)	(581,380)
Proceeds from sales and maturities of investments and marketable securities	500,356	785,840

Net cash provided by (used in) investing activities	132,595	160,478

Cash flows from financing activities:
Proceeds from sale of restricted investments	—	22,247
Restricted investments	(17,157)	(81,749)
Payments on capital lease	(258)	(190)
Proceeds from issuance of common stock (net of expenses)	7,078	2,984

Net cash provided by (used in) financing activities	(10,337)	(56,708)

Net increase (decrease) in cash and cash equivalents	(26,905)	(15,134)
Cash and cash equivalents — beginning of period	33,269	25,205

Cash and cash equivalents — end of period	$6,364	$10,071

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,471	$21,470
Income taxes	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2004
(dollars in thousands, except share and per share data)

Note 1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months ended September 30, 2004 and 2003, the Company’s financial position at September 30, 2004, and the cash flows for the nine months ended September 30, 2004 and 2003. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K and the Company’s March 31, 2004 and June 30, 2004 Quarterly Reports on Form 10-Q.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of future financial results.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(62,237)	$(47,688)	$(176,192)	$(136,397)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,526)	(17,024)	(100,377)	(71,436)

Add: Stock-based compensation included in net income (loss)	1,799	—	3,737	229

Pro forma net income (loss)	$(84,964)	$(64,712)	$(272,832)	$(207,604)

Net income (loss) per share:
Basic and diluted — as reported	$(0.48)	$(0.37)	$(1.36)	$(1.06)
Basic and diluted — pro forma	$(0.65)	$(0.50)	$(2.10)	$(1.61)

For the three and nine months ended September 30, 2004 and 2003, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.

The effect of applying SFAS No. 123 on the pro forma net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2004
(dollars in thousands, except share and per share data)

Note 2. Stock-Based Compensation (continued)

vesting period of the stock options and (2) the fair value of additional stock option grants in future years.

Note 3. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, long-term investments and the activity for the cumulative translation adjustment to be included in other comprehensive income.

During the three and nine months ended September 30, 2004 and 2003, total comprehensive income (loss) amounted to:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(62,237)	$(47,688)	$(176,192)	$(136,397)

Net unrealized gains (losses):
Short-term investments	2,070	(5,865)	(11,162)	(10,327)
Long-term investments	(2)	4,151	4,034	12,561
Restricted investments	988	(2,157)	(3,545)	1,282
Foreign currency translation	2	1	—	(4)

Subtotal	3,058	(3,870)	(10,673)	3,512

Reclassification adjustments for losses (gains) realized in net loss	226	(2,956)	(4,754)	(7,070)

Total comprehensive income (loss)	$(58,953)	$(54,514)	$(191,619)	$(139,955)

During third quarter of 2004, the Company sold a total of 145,338 shares of Cambridge Antibody Technology Ltd., a long-term investment, for total net proceeds of $1,357, and realized a total loss of $20. The Company also sold 11,667 shares of Transgene, S.A., a long-term investment, for net proceeds of $111, and realized a loss of $8.

During the second quarter of 2004, the Company sold 246,275 shares of Cambridge Antibody Technology Ltd., for net proceeds of $2,266, and realized a loss of $68.

During the first quarter of 2004, the Company sold its remaining 66,767 shares of Ciphergen Biosystems, Inc., a long-term investment, for net proceeds of $662, and realized a gain of $352.

Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and nine months ended September 30, 2004 and 2003, and their respective net proceeds were as follows:

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2004
(dollars in thousands, except share and per share data)

Note 3. Comprehensive Income (Loss) (continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Realized gains	$442	$3,866	$6,005	$8,396
Realized losses	(668)	(910)	(1,251)	(1,326)
Net proceeds	157,873	328,189	645,902	541,767

Note 4. Commitments and Other Matters

The Company leases all of its research and development and administrative facilities. The Company’s primary research and development and administrative facility, located on the Traville site in Rockville, Maryland, is owned by Wachovia Development Corporation (“WDC”). WDC, a wholly-owned subsidiary of Wachovia Corporation, is primarily engaged in real estate finance, development and leasing activities. The total financed cost of the Traville lease facility is $200,000. As of September 30, 2004, the total financed cost of the Traville facility relative to WDC’s total direct real estate investments and net real estate lease investments was below the level requiring consolidation of WDC into the Company’s consolidated financial statements. The construction of the research and development and administrative facility was substantially completed by November 2003, at which time the rent obligations under the Traville lease commenced. The Company’s rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The Company’s rent obligation under the Traville lease is floating and is based primarily on short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at the Company’s request. The floating rate was approximately 1.7% as of September 30, 2004.

In addition, the Company leases a research facility, located at 9800 Medical Center Drive (“9800 MCD”), but is evaluating alternatives relating to its possible exit from the lease at 9800 MCD. The total financed cost of the facility covered under the 9800 MCD lease is $76,000. The Company’s rent obligation began in 2001 and approximates the lessor’s debt service costs. The lessor has fixed the interest rate on the total financed cost at a weighted-average interest rate of approximately 4.3% for the remaining term of the lease. See Note 6, Charge for Restructuring, for additional discussion.

The Company’s restricted investments which collateralize the Traville lease, the 9800 MCD lease and other leases for the existing process development and manufacturing facility, will reach approximately $295,000. The Company will be required to restrict investments equal to 102% of the full amount of the $200,000 financed project cost for the Traville lease, or $204,000, with the payment of the remaining construction period obligations, and 100% of the full amount of the $76,000 financed project cost for the 9800 MCD lease. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $294,388 and $280,776 as of September 30, 2004 and December 31, 2003, respectively.

Under the Traville and 9800 MCD lease agreements, which the Company has accounted for as operating leases, the Company has the option to purchase the properties, during or at the end of the

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2004
(dollars in thousands, except share and per share data)

Note 4. Commitments and Other Matters (continued)

lease terms, for an aggregate amount of $276,000. Alternatively, the Company can cause the properties to be sold to third parties.

With respect to the Traville lease, the Company has a maximum residual value guarantee of $175,500, or 87.75% of the total financed cost at lease termination. With respect to the 9800 MCD lease, the Company has a maximum residual value guarantee of $64,600, or 85% of the total financed cost at lease termination. As of September 30, 2004, the Company’s residual value guarantees for the Traville and 9800 MCD leases were $175,500 and $64,600, respectively. There are not any recourse provisions under either the Traville or 9800 MCD leases that would enable the Company to recover from third parties any of the amounts paid under the residual value guarantees. The Company has set aside collateral in the form of restricted investments sufficient to satisfy all current obligations under the guarantees. In addition, the Company has the right to cause the sale of the properties covered by the leases and may recover all or a portion of the money paid under the guarantees.

In connection with the Traville lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In connection with the 9800 MCD lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities, as well as comply with certain dividend restrictions.

Note 5. Stockholders’ Equity

Stock Option Exchange Program

In May 2004, the Company’s stockholders approved a Stock Option Exchange Program. In June 2004, the Company made an offer to exchange options outstanding under the Company’s Amended and Restated 2000 Stock Incentive Plan. Pursuant to this offer, eligible employees, other than the Company’s executive officers, were offered a one-time opportunity to exchange their stock options that had an exercise price of at least $35.00 per share for a lesser number of options to be issued at a later date. In exchange for the tendered options, the Company will issue new options to purchase shares of the Company’s common stock in January 2005. Pursuant to the offer to exchange, in July 2004 the Company accepted for exchange options to purchase an aggregate of approximately 4,200,000 shares of the Company’s common stock. The Company expects to issue new options to purchase up to approximately 1,650,000 shares of the Company’s common stock in January 2005.

Note 6. Charge for Restructuring

During the first quarter of 2004, the Company announced plans to sharpen its focus on its most promising drug candidates. In order to reduce significantly future expenses, and thus enable the Company to dedicate more resources to the most promising drugs, the Company has reduced staff, streamlined operations and is consolidating facilities. The results for the three and nine months ended September 30, 2004 include a charge of $5,799 and $11,297, respectively, which is shown as a charge for restructuring in the consolidated statement of operations. For the three months ended September 30, 2004, the charge relates to an accrual for facility closure costs of $4,000 and costs associated with the retirement of the Company’s Chairman and Chief Executive Officer (“CEO”) of approximately $1,800. For the nine months ended September 30, 2004, the charge relates to costs associated with the

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2004
(dollars in thousands, except share and per share data)

Note 6. Charge for Restructuring (continued)

retirement of the Company’s CEO of approximately $4,800, an accrual for facility closure costs of $4,000 and the total cost of employee severance benefits of $2,500. During the first quarter of 2004, the Company recorded a deferred compensation charge of $4,151 related to the modification of the CEO’s stock options and is recognizing this charge ratably over his remaining service period, which is through October 2004. The unamortized balance of this charge is $414 as of September 30, 2004.

With respect to the consolidation of facilities, the Company is evaluating alternatives relating to its possible exit from the lease of 9800 MCD. With respect to this lease, the Company has a residual value guarantee (“RVG”) to the lessor. In the event the property is sold for net proceeds below the financed cost of $76,000, the Company would record a charge relating to its RVG obligation. As of September 30, 2004, the Company estimates that the net realized value would not fall below $76,000, and accordingly, has not recorded an expense relating to the RVG obligation. The Company may or may not be able to fully recover the net book value of its leasehold improvements at 9800 MCD, which are approximately $9,400 as of September 30, 2004. In addition, the Company is evaluating its equipment located at 9800 MCD, which has a net book value of approximately $8,900 as of September 30, 2004, to determine which items may be redeployed or sold. The Company may or may not be able to fully recover the net book value of this equipment.

In addition, during the third quarter of 2004, the Company exited a smaller laboratory and production facility at 9410 Key West Avenue (“9410”), for which it has a remaining operating lease obligation of approximately $2,700 through 2008. The Company is currently in discussions with respect to a sublease of this facility and the sale of leasehold improvements and equipment located at 9410 with a net book value of approximately $8,500 as of September 30, 2004. The Company has reviewed the carrying value of the assets compared to its expected fair value less costs to sell. Based upon current market information, the Company has recorded an accrual for an estimated restructuring charge of $4,000 for the three months ended September 30, 2004. The Company will adjust this accrual if estimates of sublease rental income and proceeds from the sale of the fixed assets at the facility change. The Company will continue to evaluate this and other facility consolidation alternatives during 2004.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2004
(dollars in thousands, except share and per share data)

Note 6. Charge for Restructuring (continued)

The following table summarizes the activity related to the liability for restructuring costs as of September 30, 2004:

	Severance	CEO
	and	Related	Facilities
	Benefits	Charge	Related	Total
Initial balance as of March 31, 2004	$2,500	$1,060	$—	$3,560
Accrued facility costs	—	—	4,000	4,000

Total	2,500	1,060	4,000	7,560
Cash paid	(2,479)	—	—	(2,479)
Non-cash	—	—	—	—

Balance as of September 30, 2004	$21	$1,060	$4,000	$5,081

The liability for restructuring costs of $5,081 as of September 30, 2004 was shown within accounts payable and accrued expenses on the consolidated balance sheets.

The CEO related charge excludes the amortization of the non-cash deferred compensation charge of $4,151 related to the modification of the CEO’s stock options. The Company recognized amortization of $3,737 for the nine months ended September 30, 2004.

Note 7. Fair Value of Financial Instruments

The carrying amounts for the Company’s cash and cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses reflected in the consolidated balance sheets at September 30, 2004 and December 31, 2003 approximate their respective fair values.

The carrying value of the Company’s debt was approximately $504,000 as of both September 30, 2004 and December 31, 2003. The fair value of the Company’s long-term debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt increased to approximately $498,000 as of September 30, 2004 from $466,000 as of December 31, 2003. See Note 8, Subsequent Events, for additional discussion.

Note 8. Subsequent Events

Long-term debt

In October 2004, the Company completed the private placement of $280,000 of 2¼% Convertible Subordinated Notes due 2011 (“2¼ Notes”), convertible into common stock at approximately $15.55 per share. Debt issuance costs for the $280,000 of 2¼ Notes amounted to approximately $8,700, including accrued expenses, which will be amortized on a straight-line basis, which approximates the effective interest method, over the life of the 2¼ Notes. The Company completed the repurchase of $60,079 of 5% Convertible Subordinated Notes due 2007 and $218,126 of 3¾% Convertible Subordinated Notes due 2007 with an aggregate principal amount of approximately $278,205 for an aggregate purchase price of approximately $272,892. The Company will record a one-time gain on the extinguishment of this debt of approximately $2,400, net of unamortized debt refinancing costs associated with the repurchased debt.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2004
(dollars in thousands, except share and per share data)

Note 8. Subsequent Events (continued)

The Company’s components of long-term debt, as if the above transactions occurred on September 30, 2004, are as follows:

				Pro Forma
	September 30,		September 30,	September 30,
Debt	2004 Interest Rates	Maturities	2004	2004
5.5% Convertible Subordinated Notes	5.50%	June 2006	$3,120	$3,120
5.0% Convertible Subordinated Notes	5.00%	February 2007	199,900	139,821
3.75% Convertible Subordinated Notes	3.75%	March 2007	300,000	81,874
2.25% Convertible Subordinated Notes	2.25%	October 2011	—	280,000

			$503,020	$504,815

Annual maturities of all long-term debt, as if the above transactions occurred on September 30, 2004, are as follows:

		Pro Forma
	September 30,	September 30,
	2004	2004
2005	$—	$—
2006	3,120	3,120
2007	499,900	221,695
2008	—	—
2009	—	—
2010 and thereafter	—	280,000

	$503,020	$504,815

Collaborations

In October 2004, the Company entered into License Agreement with GlaxoSmithKline (“GSK”), pursuant to which GSK was granted an exclusive license to develop and commercialize Albugon, one of the Company’s albumin fusion drug candidates. The Company will receive a non-refundable license fee and is entitled to receive future milestone and royalty payments related to this agreement.

Note 9. Reclassifications

Certain prior period balances have been reclassified to conform to 2004 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2004 and 2003

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

     We have a number of products in clinical development. Companies with which we are collaborating have additional products in clinical trials. We continue to evaluate new drugs for advancement into clinical development. We have responded to a Request for Proposal from the U.S. Government for the acquisition of anthrax therapeutic products for the treatment of inhalation anthrax disease.

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

     We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements with GlaxoSmithKline (“GSK”) and, to a lesser extent, other agreements. The initial research term associated with our 1993 GSK collaboration agreement and many of our other collaboration agreements expired in 2001 and those agreements will only generate additional milestone and royalty payments if our collaborators successfully develop drugs based on our technology. We may not receive any of these payments and may not be able to enter into additional collaboration agreements.

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

Results of Operations

     Revenues. Revenues were $0.7 million for the three months ended September 30, 2004 compared to revenues of $1.2 million for the three months ended September 30, 2003. Revenues for the three months ended September 30, 2004 represent primarily $0.6 million in revenue recognized from Transgene, S.A.

Results of Operations (continued)

(“Transgene”). Revenues for the three months ended September 30, 2003 represent $0.6 million in revenue recognized from Transgene and an aggregate of $0.6 million in revenue recognized from Genentech, Inc. (“Genentech”) and from MedImmune, Inc. (“MedImmune”). Revenues were $3.0 million for the nine months ended September 30, 2004 compared to revenues of $3.5 million for the nine months ended September 30, 2003. Revenues for the nine months ended September 30, 2004 represent primarily $1.9 million in revenue recognized from Transgene and a $1.0 million milestone payment earned and received from GSK. Revenues for the nine months ended September 30, 2003 represent $1.9 million in revenue recognized from Transgene, a $1.0 million milestone payment earned and received from GSK and an aggregate of $0.6 million in revenue recognized from Genentech and from MedImmune.

     Expenses. Research and development expenses were $52.2 million for the three months ended September 30, 2004 compared to $48.4 million for the three months ended September 30, 2003. Research and development expenses were $159.5 million for the nine months ended September 30, 2004 compared to $142.4 million for the nine months ended September 30, 2003. We track our research and development expenditures by type of cost incurred — research, drug development, manufacturing and clinical development costs.

     Our research costs decreased to $6.9 million for the three months ended September 30, 2004 from $8.8 million for the three months ended September 30, 2003. Research costs decreased to $21.8 million for the nine months ended September 30, 2004 from $25.2 million for the nine months ended September 30, 2003. The decrease in research costs for both the three and nine months ended September 30, 2004 is primarily due to reduced activity and staff in the study of preclinical therapeutic protein and antibody drug candidates.

     Our drug development costs decreased to $11.2 million for the three months ended September 30, 2004 from $14.2 million for the three months ended September 30, 2003. Drug development costs decreased to $39.6 million for the nine months ended September 30, 2004 from $41.4 million for the nine months ended September 30, 2003. The decrease in drug development costs for both the three and nine months ended September 30, 2004 is primarily due to decreased process development activities and our increased focus on manufacturing and clinical development activities.

     Our manufacturing costs increased to $19.0 million for the three months ended September 30, 2004 from $14.9 million for the three months ended September 30, 2003. Manufacturing costs increased to $57.1 million for the nine months ended September 30, 2004 from $46.1 million for the nine months ended September 30, 2003. The increase in manufacturing costs for both the three and nine months ended September 30, 2004 is primarily due to the increased production activities within our process development and manufacturing facilities and payments made to a third-party manufacturer to support our increased clinical activities.

     Our clinical development costs increased to $15.1 million for the three months ended September 30, 2004 from $10.5 million for the three months ended September 30, 2003. Clinical development costs increased to $41.0 million for the nine months ended September 30, 2004 from $29.7 million for the nine months ended September 30, 2003. The increase in clinical development costs for both the three and nine months ended September 30, 2004 is primarily due to the cost of continuing ongoing trials from 2003 and initiating new trials in 2004.

     General and administrative expenses decreased to $8.3 million for the three months ended September 30, 2004 from $10.8 million for the three months ended September 30, 2003. General and administrative expenses decreased to $25.7 million for the nine months ended September 30, 2004 from $30.1 million for the nine months ended September 30, 2003. The decrease for both the three and nine months ended September 30, 2004 resulted primarily from lower facility and marketing research costs.

Results of Operations (continued)

     The charge for restructuring of $5.8 million and $11.3 million for the three and nine months ended September 30, 2004, respectively, relates to our decision in March 2004 to sharpen our focus on our most promising drug candidates. In order to reduce significantly future expenses, and thus enable us to dedicate more resources to the most promising drugs, we have reduced staff, streamlined operations and are consolidating facilities. The charge of $5.8 million for the three months ended September 30, 2004 relates to an accrual for facility closure costs of $4.0 million and costs associated with the retirement of the Company’s Chairman and Chief Executive Officer (“CEO”) of approximately $1.8 million. The charge of $11.3 million for the nine months ended September 30, 2004 relates to costs associated with the retirement of the Company’s CEO of approximately $4.8 million, an accrual for facility closure costs of $4.0 million and the total cost of employee severance benefits of $2.5 million. We recorded a deferred compensation charge of $4.2 million during the first quarter of 2004 related to the modification of the CEO’s stock options and are recognizing this charge ratably over his remaining service period, which is through October 2004. The unamortized balance of this charge is approximately $0.4 million as of September 30, 2004.

     With respect to the consolidation of facilities, we are evaluating alternatives relating to our possible exit from the lease of 9800 Medical Center Drive. With respect to this lease, we have a residual value guarantee (“RVG”) to the lessor. In the event the property is sold below the financed cost of $76.0 million, we would record a charge relating to our RVG obligation. As of September 30, 2004, we estimate that the fair value is above $76.0 million, and accordingly, have not recorded a charge relating to the RVG obligation. In addition, we may or may not be able to recover the net book value of our leasehold improvements at 9800 Medical Center Drive, which are approximately $9.4 million as of September 30, 2004. In addition, we are evaluating the equipment located at 9800 Medical Center Drive, which had a net book value of approximately $8.9 million as of September 30, 2004, to determine which items may be redeployed or sold. We may or may not be able to recover the net book value of this equipment as of September 30, 2004.

     In addition, during the third quarter of 2004, we exited a smaller laboratory and production facility at 9410 Key West Avenue (“9410”), for which we have remaining operating lease payments of approximately $2.7 million through 2008. We are currently in discussions to sublease this facility and sell the leasehold improvements and equipment located at 9410 with a net book value of approximately $8.5 million as of September 30, 2004. We have reviewed the carrying value of the assets compared to its expected fair value less costs to sell. Based upon current market information, we have recorded an accrual for an estimated restructuring charge of $4.0 million for the three months ended September 30, 2004. We will adjust this accrual if estimates of sublease income and proceeds from the sale of fixed assets at the facility change. We will continue to evaluate this and other facility consolidation alternatives during 2004.

     Investment income decreased to $8.1 million for the three months ended September 30, 2004 from $15.8 million for the three months ended September 30, 2003. Investment income decreased to $32.4 million for the nine months ended September 30, 2004 from $50.1 million for the nine months ended September 30, 2003. The decrease in investment income for both the three and nine months ended September 30, 2004 is due to lower average cash and short-term investment balances and reduced yield due to declining average interest rates of the securities in our portfolio. Investment income also includes net realized gains and losses on our short-term, restricted and long-term investments of $0.2 million loss and $3.0 million gain for the three months ended September 30, 2004 and 2003, respectively, and $4.8 million gain and $7.1 million gain for the nine months ended September 30, 2004 and 2003, respectively. Our average cash balance decreased during 2004 as a result of our net losses and capital expenditures in 2004. We believe investment income will continue to be lower than the prior year as our short-term investments mature and are reinvested at rates lower than previously obtained. Interest expense decreased for both the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003, due

Results of Operations (continued)

to capitalized interest of $1.1 million and $2.7 million for the three and nine months ended September 30, 2004, respectively, relating to the construction of our large-scale manufacturing facility. Assuming the cost of the manufacturing facility reaches approximately $230.0 million when construction is complete and production activities commence in 2006, cumulative capitalized interest at that time could approximate $11.0 million. Total interest expense, before capitalized interest, was $5.9 million and $17.8 million for the three and nine months ended September 30, 2004, respectively.

     Net Income (Loss). We recorded a net loss of $62.2 million, or $0.48 per share, for the three months ended September 30, 2004 compared to a net loss of $47.7 million, or $0.37 per share, for the three months ended September 30, 2003. We recorded a net loss of $176.2 million, or $1.36 per share, for the nine months ended September 30, 2004 compared to a net loss of $136.4 million, or $1.06 per share, for the nine months ended September 30, 2003. The increased loss for both the three and nine months ended September 30, 2004 reflects increased investment in clinical drug candidates, increased manufacturing operations, a charge for restructuring and reduced net investment income.

     Excluding the charge for restructuring of $5.8 million, or $0.04 per share, incurred during the three months ended September 30, 2004, our pro forma net loss of $56.4 million, or $0.43 per share, would have compared to a net loss of $47.7 million, or $0.37 per share, for the three months ended September 30, 2003. Excluding the charge for restructuring of $11.3 million, or $0.09 per share, incurred during the nine months ended September 30, 2004, our pro forma net loss of $164.9 million, or $1.27 per share, would have compared to a net loss of $136.4 million, or $1.06 per share, for the nine months ended September 30, 2003. The increased loss for both the three and nine months ended September 30, 2004 is primarily due to increased manufacturing operations, increased investment in clinical drug candidates, and reduced investment income. These pro forma financial measures are not prepared in accordance with GAAP. We refer to these non-GAAP financial measures because they provide meaningful supplemental information regarding our operational performance and facilitate comparisons to our historical operating results.

Liquidity and Capital Resources

     We had working capital of $682.3 million and $943.9 million at September 30, 2004 and December 31, 2003, respectively. The reduction in our working capital for the nine months ended September 30, 2004 is primarily due to our net loss, our capital expenditures and our increase in restricted investments during this period.

     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on manufacturing and clinical trials required for the development of therapeutic protein, antibody and fusion protein product candidates.

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

     In addition, part of our business plan includes collaborating with others. For example, GSK has advanced one product through Phase 2 as part of our collaboration with them. In addition, GSK has recently licensed from us an additional product, Albugon. We have no control over the progress of GSK’s development plans. While we have received an aggregate of $2.0 million from GSK in connection with development milestones met by GSK during 2004 and 2003, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and, therefore, our capital and liquidity requirements.

     Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds and investment income will be sufficient to fund our operations for the next several years.

     Our future capital requirements and the adequacy of our available funds will depend on many factors, including scientific progress in our research and development programs, the magnitude of those programs, the ability to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. In this regard, in the fourth quarter of 2004, we issued $280.0 million of 2¼% Convertible Subordinated Notes due 2011. In addition, we repurchased an aggregate principal amount of approximately $278.2 million of Convertible Subordinated Notes due 2007. We may also modify our lease financings and repurchase or restructure some or all of our other outstanding convertible debt instruments in the future depending upon market and other conditions.

     We have certain contractual obligations, including some that are not recorded on our balance sheets, which will have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors. Certain of these obligations include covenants relating to maintaining minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. Our

Liquidity and Capital Resources (continued)

operating leases, including those with residual value guarantees, along with our unconditional purchase obligations are not recorded on our balance sheets.

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

     The Traville lease has a term of approximately seven years beginning in 2003 and relates to a research and development and administrative facility located on the Traville site in Rockville, Maryland. The total financed cost of the Traville lease facility is $200.0 million. Our rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The rent under this lease is currently based on the rate for short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at our request. To the extent the lessor does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. The current floating rate was approximately 1.7% as of September 30, 2004.

     The 9800 MCD lease has a term of seven years beginning in 2001 and relates to a $76.0 million research facility located at 9800 Medical Center Drive, near our Traville facility in Rockville, Maryland. The rent under this lease is fixed. As of September 30, 2004, the weighted-average interest rate was approximately 4.3%.

     Our restricted investments with respect to the Traville lease, the 9800 MCD lease and other leases for the existing process development and manufacturing facility are expected to reach approximately $295.0 million. These restricted investments will serve as collateral for the duration of the leases. We will be required to restrict investments equal to 102% of the full amount of the $200.0 million financed project cost for the Traville lease, or $204.0 million, upon the payment of the remaining construction period obligations, and 100% of the full amount of the $76.0 million financed project cost for the 9800 MCD lease as collateral for the duration of the leases. In the event the 9800 Medical Center Drive lease is terminated, we could reduce our restricted investments by up to $76.0 million, in the event we did not need to use our restricted investments to meet any residual value guarantee obligation. In addition, we are also required to maintain up to a maximum of $15.0 million in restricted investments with respect to the process development and manufacturing facility leases. Our restricted investments for all of these leases aggregated $294.4 million as of September 30, 2004 compared to $280.8 million as of December 31, 2003.

     In connection with the Traville lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In connection with the 9800 MCD lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities, as well as comply with certain dividend restrictions.

     Under the Traville and 9800 MCD leases, we have the option to purchase the properties during and at the end of the lease terms at an aggregate amount of approximately $276.0 million. Alternatively, we can cause the properties to be sold to third parties. We are contingently liable for the residual value guarantees associated with the Traville and 9800 MCD leases of approximately $175.5 million and $64.6 million,

Off-Balance Sheet Arrangements (continued)

respectively, in the event the net sale proceeds are less than the original financed costs of the facilities. See Note 4, Commitments and Other Matters, and Note 6, Charge for Restructuring, for additional discussion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 18 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents and short-term and restricted investments by approximately $14.9 million, or approximately 1.5% of the aggregate fair value of $1.0 billion, at September 30, 2004. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of September 30, 2004. We believe that any market change related to our investment securities held as of September 30, 2004 is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in or the continuation of current rate levels would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

     As of September 30, 2004, the carrying values of our equity investments in Transgene S.A., Cambridge Antibody Technology Ltd. (“CAT”) and Corautus Genetics Inc. (“Corautus”) were approximately $4.0 million, $11.2 million, and $8.5 million, respectively. Our investments in Transgene and Corautus are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

     The facility leases we entered into during 2003 and 2001 require us to maintain minimum levels of restricted investments as collateral for these facilities. By 2005, our maximum restricted investments for these leases could be approximately $280.0 million. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, our overall level of restricted investments could reach $295.0 million. In the

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

event the 9800 Medical Center Drive lease is terminated, we could reduce our restricted investments by up to $76.0 million, in the event we did not have to meet any residual value guarantee obligation. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in both a rising or declining interest rate environment.

     The rent under the Traville lease is based on a floating interest rate. We can direct the lessor to lock in a fixed interest rate. As of September 30, 2004, such a fixed rate for six years would be approximately 4.0% compared to the floating rate as of September 30, 2004 of approximately 1.7%. If interest rates increase, our rent obligations would also increase, which would result in an increase in our operating expenses.

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

Item 4. Controls and Procedures

     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2004, and has concluded that there was no change during the quarterly period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

4.1	Indenture dated as of October 4, 2004 between the Registrant and The Bank of New York, as trustee, including the form of 2¼% Convertible Subordinated Notes Due 2011 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed October 4, 2004).

4.2	Registration Rights Agreement by and among the Registrant and the Initial Purchasers, dated as of October 4, 2004 (Filed as Exhibit 4.2 to the Registrant’s Form 8-K filed October 4, 2004).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

BY:	/s/ Craig A. Rosen, Ph.D.
Craig A. Rosen, Ph.D.
President and Chief Operating Officer

BY:	/s/ Steven C. Mayer
Steven C. Mayer
Executive Vice President and Chief Financial Officer

Dated: November 8, 2004

EXHIBIT INDEX

Exhibit Page Number

4.1	Indenture dated as of October 4, 2004 between the Registrant and The Bank of New York, as trustee, including the form of 2¼% Convertible Subordinated Notes Due 2011 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed October 4, 2004).

4.2	Registration Rights Agreement by and among the Registrant and the Initial Purchasers, dated as of October 4, 2004 (Filed as Exhibit 4.2 to the Registrant’s Form 8-K filed October 4, 2004).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.