Form 10-Q
period 2005-03-31
HUMAN GENOME SCIENCES INC
filed 2005-05-09
CIK 901219

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005	Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC.

(Exact name of registrant)

Delaware (State of organization)	22-3178468 (I.R.S. Employer Identification Number)

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

Yes ☑ No ☐

     The number of shares of the registrant’s common stock outstanding on March 31, 2005 was 130,624,588.

TABLE OF CONTENTS

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	3

	Consolidated Balance Sheets at March 31, 2005 and December 31, 2004	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 6.	Exhibits	19

	Signatures	20

	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2005	2004
	(dollars in thousands, except
	share and per share amounts)
Revenue – research and development collaborative contracts	$1,105	$1,643

Costs and expenses:
Research and development	54,199	53,056
General and administrative	9,428	9,097
Charge for restructuring	—	3,699

Total costs and expenses	63,627	65,852

Income (loss) from operations	(62,522)	(64,209)

Investment income	6,242	14,099
Interest expense	(3,302)	(5,318)

Income (loss) before taxes	(59,582)	(55,428)
Provision for income taxes	—	—

Net income (loss)	$(59,582)	$(55,428)

Basic and diluted net income (loss) per share	$(0.46)	$(0.43)

Weighted average shares outstanding, basic and diluted	130,609,985	129,542,978

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(dollars in thousands, except
	share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$20,097	$24,075
Short-term investments	624,156	713,375
Prepaid expenses and other current assets	4,375	5,678

Total current assets	648,628	743,128

Long-term investments	24,392	27,081
Property, plant and equipment (net of accumulated depreciation and amortization)	265,799	243,741
Restricted investments	215,096	215,236
Other assets	19,150	20,199

TOTAL ASSETS	$1,173,065	$1,249,385

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligation	$332	$328
Accounts payable and accrued expenses	52,598	63,127
Accrued payroll and related taxes	8,166	6,229
Deferred revenues	4,809	3,309

Total current liabilities	65,905	72,993

Long-term debt	504,815	504,815
Capital lease obligation, net of current portion	231	316
Deferred revenues, net of current portion	8,382	9,210
Other liabilities	5,696	6,004

Total liabilities	585,029	593,338

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,306	1,305
Additional paid-in capital	1,775,815	1,775,005
Accumulated other comprehensive income	266	9,506
Accumulated deficit	(1,189,351)	(1,129,769)

Total stockholders’ equity	588,036	656,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,173,065	$1,249,385

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(59,582)	$(55,428)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term investments	(490)	4,507
Depreciation and amortization	4,919	5,288
Compensation expense related to stock options	—	138
Loss on disposal of fixed assets	320	14
Loss (gain) on sale of investments	960	(3,711)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,303	463
Other assets	3,756	4,760
Accounts payable and accrued expenses	(2,544)	764
Accrued payroll and related taxes	1,937	369
Deferred revenues	672	(642)
Other liabilities	(3,580)	(4,559)

Net cash provided by (used in) operating activities	(52,329)	(48,037)

Cash flows from investing activities:
Capital expenditures – property, plant and equipment	(34,720)	(30,976)
Purchase of short-term investments and marketable securities	(58,133)	(163,910)
Proceeds from sales and maturities of investments	142,131	222,599

Net cash provided by (used in) investing activities	49,278	27,713

Cash flows from financing activities:
Restricted investments	(1,657)	(8,157)
Payments on capital lease	(81)	(102)
Proceeds from issuance of common stock (net of expenses)	811	2,349

Net cash provided by (used in) financing activities	(927)	(5,910)

Net increase (decrease) in cash and cash equivalents	(3,978)	(26,234)

Cash and cash equivalents – beginning of period	24,075	33,269

Cash and cash equivalents – end of period	$20,097	$7,035

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,132	$10,728
Income taxes	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2005
(dollars in thousands, except share and per share data)

Note 1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 2005 and 2004, the Company’s financial position at March 31, 2005, and the cash flows for the three months ended March 31, 2005 and 2004. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of future financial results.

Note 2. Stock-Based Compensation

The Company accounts for its stock-based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and has provided the pro forma disclosures of net loss and net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the fair value method. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option. The Company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

	Three months ended
	March 31,
	2005	2004
Net income (loss), as reported	$(59,582)	$(55,428)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,801)	(35,915)
Add: Stock-based compensation included in net income (loss)	—	138

Pro forma net income (loss)	$(68,383)	$(91,205)

Net income (loss) per share:
Basic and diluted – as reported	$(0.46)	$(0.43)
Basic and diluted – pro forma	$(0.52)	$(0.70)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2005
(dollars in thousands, except share and per share data)

Note 2. Stock-Based Compensation (continued)

For the three months ended March 31, 2005 and 2004, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.

The effect of applying SFAS No. 123 on the pro forma net loss and net loss per share for the three months ended March 31, 2005 and 2004 as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.

Note 3. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, long-term investments and cumulative translation adjustment activity to be included in other comprehensive income.

During the three months ended March 31, 2005 and 2004, total comprehensive income (loss) amounted to:

	Three months ended
	March 31,
	2005	2004
Net income (loss)	$(59,582)	$(55,428)

Net unrealized gains (losses):
Short-term investments	(5,710)	2,340
Long-term investments	(2,689)	5,982
Restricted investments	(1,797)	913
Foreign currency translation	(4)	—

Subtotal	(10,200)	9,235

Reclassification adjustments for losses (gains) realized in net loss	960	(3,711)

Total comprehensive income (loss)	$(68,822)	$(49,904)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

During the first quarter of 2004, the Company sold its remaining 66,767 shares of Ciphergen Biosystems, Inc., a long-term investment, for net proceeds of $662, and realized a gain of $352.

Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three months ended March 31, 2005 and 2004, and their respective net proceeds were as follows:

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2005
(dollars in thousands, except share and per share data)

Note 3. Comprehensive Income (Loss) (continued)

	Three months ended
	March 31,
	2005	2004
Realized gains	$62	$3,891
Realized losses	(1,022)	(180)
Net proceeds	96,797	318,587

Note 4. Commitments and Other Matters

The Company’s primary research and development and administrative facility, located on the Traville site in Rockville, Maryland, is owned by Wachovia Development Corporation (“WDC”). WDC, a wholly-owned subsidiary of Wachovia Corporation, is primarily engaged in real estate finance, development and leasing activities. The total financed cost of the Traville lease facility is $200,000. The Company’s rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The Company’s rent obligation under the Traville lease is floating and is based primarily on short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at the Company’s request. The floating rate was approximately 2.7% as of March 31, 2005.

The Company’s restricted investments with respect to the Traville lease and leases for the existing process development and manufacturing facility will serve as collateral for the duration of the leases. The Company is required to restrict investments equal to 102% of the full amount of the $200,000 financed project cost for the Traville lease, or $204,000. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $215,096 and $215,236 as of March 31, 2005 and December 31, 2004, respectively.

Under the Traville lease agreement, which the Company has accounted for as an operating lease, the Company has the option to purchase the property, during or at the end of the lease terms, for an aggregate amount of $200,000. Alternatively, the Company can cause the property to be sold to third parties. The Company has a residual value guarantee of 87.75% of the total financed cost at lease termination. In the event of default, the Company is responsible for 100% of the total financed cost of the project. Because the lessor is responsible for servicing and repaying the debt financings to various parties, the Company has made the residual value guarantee to the lessor. In the event the lessor defaults to the lender, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of March 31, 2005, the Company’s residual value guarantee for the Traville lease had reached the full maximum amount of $175,500.

In connection with the Traville lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2005
(dollars in thousands, except share and per share data)

Note 5. Charge for Restructuring

During the first quarter of 2004, the Company announced plans to sharpen its focus on its most promising drug candidates and reduced staff, streamlined operations and consolidated facilities. The results for the three months ended March 31, 2004 include a charge of $3,699, which is shown as a Charge for restructuring in the consolidated statement of operations.

With respect to the consolidation of facilities, during the third quarter of 2004, the Company exited a laboratory and production facility in Rockville, Maryland at 9410 Key West Avenue (“9410”) and recorded a loss of $4,000 in the third quarter of 2004 related to the write-down of certain assets held for sale. Subsequent to year-end 2004, the Company decided to reoccupy 9410 as of the second quarter of 2005. The Company has reevaluated the facility and associated assets and has deemed no further adjustment to their basis is necessary. The Company may continue to evaluate other facility consolidation alternatives during 2005.

The Company had a lease agreement for a research facility located at 9800 Medical Center Drive, near the Company’s Traville facility in Rockville, Maryland (the “9800 MCD lease”). In December 2004, the Company exited its seven-year lease associated with this facility. To facilitate the transition from this space, the Company entered into an operating lease for this facility for two years with the new lessee of this facility. At this same time, the Company recorded an accrual for rent and operating costs, net of estimated sublease income, associated with non-utilized space under the new lease. The Company’s exit accrual for this facility was $7,614 and $9,486 as of March 31, 2005 and December 31, 2004, respectively. The Company will review the adequacy of its estimated exit accrual on an ongoing basis.

The following table summarizes the activity related to the liability for restructuring costs as of March 31, 2005:

	Severance	Former CEO
	and	Related	Facilities
	Benefits	Charges	Related	Total
Balance as of January 1, 2005	$21	$961	$9,486	$10,468
Cash paid	(1)	(120)	(1,032)	(1,153)
Non-cash	—	—	(840)	(840)

Balance as of March 31, 2005	$20	$841	$7,614	$8,475

The liability for restructuring costs of $8,475 and $10,468 as of March 31, 2005 and December 31, 2004, respectively, was shown within accounts payable and accrued expenses on the consolidated balance sheets.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2005
(dollars in thousands, except share and per share data)

Note 6. Fair Value of Financial Instruments

The carrying amounts for the Company’s cash and cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses reflected in the consolidated balance sheets at March 31, 2005 and December 31, 2004 approximate their respective fair values.

The carrying value of the Company’s debt was approximately $505,000 as of both March 31, 2005 and December 31, 2004. The fair value of the Company’s long-term debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt decreased to approximately $455,000 as of March 31, 2005 from $517,000 as of December 31, 2004.

Note 7. Related Parties

The Company’s equity investments in Transgene, S.A. (“Transgene”), Cambridge Antibody Technology Ltd. (“CAT”) and Corautus Genetics Inc. (“Corautus”) make them related parties with the Company. For both of the three months ended March 31, 2005 and 2004, the Company recognized revenue of $642 relating to a 1998 collaboration agreement with Transgene. For both of the three months ended March 31, 2005 and 2004, the Company expensed $300 for support costs paid to CAT in connection with a collaboration agreement. The Company had no other material related party transactions in these periods.

Note 8. Recent Accounting Pronouncement

In April 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates for SFAS 123(R), Share Based Payment. Prior to the adoption of this new rule, the Company expected to adopt SFAS 123(R) on July 1, 2005. The new rule allows the Company to implement SFAS 123(R) at the beginning of its next fiscal year, or January 1, 2006. The Company now expects to adopt SFAS 123(R) on January 1, 2006. The new rule does not otherwise change the accounting required by SFAS 123(R).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

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

     We have relationships with a number of leading pharmaceutical and biotechnology companies to leverage our strengths and to gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide us, and have provided us, with research funding, licensing fees, milestone payments and royalty payments as products are developed and commercialized. In some cases, we also are entitled to certain co-promotion, co-development, revenue sharing and other product rights.

     We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements with GlaxoSmithKline and, to a lesser extent, other agreements. We may not receive any future payments and may not be able to enter into additional collaboration agreements.

     We expect that any significant revenue or income for at least the next several years may be limited to investment income, payments under various collaboration agreements to the extent milestones are met, payments from the sale of product rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials required for the development of antibody and protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or new collaboration agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Results of Operations

     Revenues. Revenues were $1.1 million for the three months ended March 31, 2005 compared to revenues of $1.6 million for the three months ended March 31, 2004. Revenues for the three months ended March 31, 2005 consisted mainly of $0.6 million in revenue recognized from Transgene, S.A. Revenues for the three months ended March 31, 2004 consisted primarily of a $1.0 million milestone payment from GlaxoSmithKline (“GSK”) and $0.6 million in revenue recognized from Transgene.

     Expenses. Research and development expenses were $54.2 million for the three months ended March 31, 2005 compared to $53.1 million for the three months ended March 31, 2004. We track our research and development expenditures by type of cost incurred – research, pharmaceutical sciences, manufacturing and clinical development costs.

     Our research costs decreased to $7.5 million for the three months ended March 31, 2005 from $8.5 million for the three months ended March 31, 2004. This decrease is primarily due to reduced activity and staff in the study of preclinical therapeutic protein and antibody drug candidates.

     Our pharmaceutical sciences costs (formerly described as drug development), where we focus on improving formulation, process development and production methods, decreased to $9.7 million for the three months ended March 31, 2005 from $15.2 million for the three months ended March 31, 2004. This decrease is primarily due to reduced process development activities for LymphoStat-BTM and LymphoRad131TM.

     Our manufacturing costs decreased to $16.1 million for the three months ended March 31, 2005 from $18.1 million for the three months ended March 31, 2004. This decrease is primarily due to reduced production activities for LymphoStat-B and HGS-TR2J partially offset by increased costs related to HGS-ETR2 and AlbugonTM.

     Our clinical development costs increased to $20.9 million for the three months ended March 31, 2005 from $11.3 million for the three months ended March 31, 2004. This increase is primarily due to the cost of increased trial activity for AlbuferonTM and LymphoStat-B.

     General and administrative expenses of $9.4 million for the three months ended March 31, 2005 remained fairly consistent with $9.1 million for the three months ended March 31, 2004.

     The charge for restructuring of $3.7 million for the three months ended March 31, 2004 relates to our decision in March 2004 to sharpen our focus on preparation of our most promising drug candidates. We are reducing the number of drugs in early development and are focusing resources on our drugs that address the greatest unmet medical needs with substantial growth potential. We may continue to evaluate facility consolidation alternatives during 2005 beyond those completed in 2004.

     Investment income decreased to $6.2 million for the three months ended March 31, 2005 from $14.1 million for the three months ended March 31, 2004. The decrease in investment income for the three months ended March 31, 2005 is due to reduced yield arising from declining average interest rates of the securities in our portfolio and lower average cash and short-term investment balances. Investment income also includes net realized gains and losses on our short-term, restricted and long-term investments. For our investments, we recorded a net loss of $1.0 million for the three months ended March 31, 2005 and a net gain of $3.7 million for the three months ended March 31, 2004, respectively. Our average cash balance decreased during 2005 as a result of our net losses and capital expenditures in 2005. We believe investment income may continue to be lower than the prior year as our short-term investments mature and may be reinvested at rates lower than previously obtained.

     Interest expense decreased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, due to the net interest savings associated with the refinancing of approximately $280.0 million of convertible subordinated notes in the fourth quarter of 2004, along with increased

Results of Operations (continued)

capitalized interest. Interest expense is net of interest capitalized in connection with the construction of our large-scale manufacturing facility. Assuming the cost of the manufacturing facility reaches approximately $230.0 million when construction is complete and production activities commence in 2006, cumulative capitalized interest at that time could approximate $11.1 million. Total interest expense, before capitalized interest, was $4.7 million and $5.9 million for the three months ended March 31, 2005 and 2004, respectively.

     Net Income (Loss). We recorded a net loss of $59.6 million, or $0.46 per share, for the three months ended March 31, 2005 compared to a net loss of $55.4 million, or $0.43 per share, for the three months ended March 31, 2004. The increased loss for the three months ended March 31, 2005 reflects increased investment in clinical drug candidates and reduced investment income, partially offset by reduced research and pharmaceutical sciences costs and the absence of restructuring charges.

     Our net loss of $59.6 million, or $0.46 per share, for the three months ended March 31, 2005 would have compared to our pro forma net loss of $51.7 million, or $0.40 per share, for the three months ended March 31, 2004, excluding the charge for restructuring of $3.7 million, or $0.03 per share, incurred during the first quarter of 2004. The increased loss is primarily due to increased investment in clinical drug candidates and reduced investment income, partially offset by reduced research and pharmaceutical sciences costs and reduced interest expense. These pro forma financial measures are not prepared in accordance with GAAP. We refer to these non-GAAP financial measures in making operational decisions because they provide meaningful supplemental information regarding our operational performance and facilitate comparisons to our historical operating results.

Liquidity and Capital Resources

     We had working capital of $582.7 million and $670.1 million at March 31, 2005 and December 31, 2004, respectively. The reduction in our working capital for the three months ended March 31, 2005 is primarily due to our net loss and our capital expenditures during this period.

     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on manufacturing and clinical trials required for the development of our active product candidates.

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

Liquidity and Capital Resources (continued)

     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

CLINICAL TRIAL STATUS (2)
AS OF MARCH 31,
PRODUCT CANDIDATE (1)	INDICATION	2005	2004
ACTIVE CANDIDATES:

Antibodies:
LymphoStat-B	Rheumatoid Arthritis	Phase 2	Phase 2
LymphoStat-B	Systemic Lupus
	Erythmatosus	Phase 2	Phase 2
HGS-ETR1	Cancer	Phase 2	Phase 1
HGS-ETR2	Cancer	Phase 1	Phase 1
HGS-TR2J	Cancer	Phase 1	Phase 1
CCR5 mAb	HIV	Phase 1	—
ABthraxTM	Anthrax	(3)	(3)

Albumin Fusion Proteins:
Albuferon	Hepatitis C	Phase 2	Phase 1

INACTIVE CANDIDATES:

Albumin Fusion Proteins:
AlbuleukinTM	Cancer	(4)	Phase 1

Other:
LymphoRad131	Cancer	Phase 1 (5)	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA

(2)	Clinical Trial Status defined as when patients are being dosed

(3)	Further clinical development pending and dependent on U.S. Government commitment to purchase

(4)	Clinical development discontinued in 2004

(5)	Further clinical development anticipated to be discontinued later in 2005

     Our clinical trial status as of December 31, 2004 and 2003 is contained in our 2004 Annual Report on Form 10-K.

     We identify our potential drug candidates by conducting numerous preclinical studies. We may conduct multiple clinical trials to cover a variety of indications for each drug candidate. Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates.

     We are advancing many drug candidates, antibodies and albumin fusion proteins, in part to diversify the risks associated with our research and development spending. In addition, our manufacturing plants have been designed to enable multi-product manufacturing capability. Accordingly, we believe our future

Liquidity and Capital Resources (continued)

financial commitments, including those for preclinical, clinical or manufacturing activities, are not substantially dependent on any single drug candidate. Should we be unable to sustain a multi-product drug pipeline, our dependence on the success of one or a few drug candidates would increase.

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

     In addition, part of our business plan includes collaborating with others. For example, GSK is developing products discovered by GSK as part of our collaboration with them. We have no control over the progress of GSK’s development plans. While we have received $1.0 million from GSK in connection with a development milestone met by GSK during 2004 relating to our 1996 agreement with GSK, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments under this Agreement. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.

     Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds and investment income will be sufficient to fund our operations for at least the next twelve months.

     Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities and the magnitude of our discovery program. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. In this regard, in the fourth quarter of 2004, we refinanced approximately $280.0 million of our convertible subordinated debt and reduced our required restricted investments by approximately $76.0 million through the exit of one of our lease financings. We may further modify our lease financings and may further repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.

     We have certain contractual obligations which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors. See “Off-Balance Sheet Arrangements” below for additional discussion. These obligations include our operating leases along with our unconditional purchase obligations.

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

Off-Balance Sheet Arrangements

          As of March 31, 2005, we have one lease agreement for a research and development and administrative facility (the “Traville lease”) which has been structured as a synthetic lease and is accounted for as an operating lease. This structure provides us with cost-effective financing and future financing

Off-Balance Sheet Arrangements (continued)

flexibility. None of our directors, officers or employees has any financial interest with regard to this lease arrangement.

     The Traville lease has a term of approximately seven years beginning in 2003 and relates to a research and development and administrative facility located on the Traville site in Rockville, Maryland. The total financed cost of the Traville lease facility is $200.0 million. Our rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The rent under this lease is currently based on the rate for short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at our request. To the extent the lessor does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. The current floating rate was approximately 2.7% as of March 31, 2005.

     Our restricted investments with respect to the Traville lease and other leases for the existing process development and manufacturing facility are expected to reach approximately $219.0 million. These restricted investments will serve as collateral for the duration of the leases. We are required to restrict investments for the duration of the lease equal to 102% of the full amount of the $200.0 million financed project cost for the Traville lease, or $204.0 million. Also, in connection with the Traville lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In addition, we are required to maintain up to a maximum of $15.0 million in restricted investments with respect to the process development and manufacturing facility leases. Our restricted investments for all of these leases aggregated approximately $215.1 million as of March 31, 2005 compared to approximately $215.2 million as of December 31, 2004.

     Under the Traville lease, we have the option to purchase the property during and at the end of the lease term for $200.0 million. Alternatively, we can cause the property to be sold to third parties. We are contingently liable for the residual value guarantee associated with this property in the event the net sale proceeds are less than the original financed cost of the facility. We are contingently liable for the residual value guarantee associated with the Traville lease of $175.5 million. See Note 4, Commitments and Other Matters for additional discussion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may only be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 17 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents and short-term and restricted investments by approximately $12.2 million, or approximately 1.4% of the aggregate fair value of $859.3 million, at March 31, 2005. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of March 31, 2005. We believe that any market change related to our investment securities held as of March 31, 2005 is not material to our consolidated financial statements. As of March 31, 2005, the yield on comparable two-year investments was approximately 3.8%, as compared to our current portfolio yield of approximately 3.2%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

     As of March 31, 2005, the market values of our equity investments in Transgene, CAT and Corautus were approximately $4.7 million, $12.4 million and $7.3 million, respectively. Our investments in Transgene and Corautus are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.

     The facility lease we entered into during 2003 requires us to maintain minimum levels of restricted investments as collateral for this facility. Our restricted investments for this lease had reached the maximum level of approximately $204.0 million as of March 31, 2005. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, our overall level of restricted investments will reach $219.0 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in both a rising or declining interest rate environment.

     The rent under the Traville lease is based on a floating interest rate. We can direct the lessor to lock in a fixed interest rate. As of March 31, 2005, such a fixed rate for five years would be approximately 4.6% compared to the floating rate as of March 31, 2005 of approximately 2.7%. If interest rates increase, our rent obligations would also increase, which would result in an increase in our operating expenses.

     Changes in interest rates do not affect interest expense incurred on our Convertible Subordinated Notes because they bear interest at fixed rates.

     During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”), that will manage our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks for 2005 to be immaterial to our operations as a whole. In February 2005, we established a wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) that will sponsor our clinical trials in the Asia\Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks for 2005 with respect to HGS Pacific.

Item 4. Controls and Procedures

     Disclosure Controls and Procedures

     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

     Changes in Internal Control

     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2005, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

BY:	/s/ H. Thomas Watkins

H. Thomas Watkins
Chief Executive Officer

BY:	/s/ Steven C. Mayer

Steven C. Mayer
Executive Vice President and Chief Financial Officer

Dated: May 9, 2005

EXHIBIT INDEX

Exhibit Page Number
12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.