Form 10-Q
period 2005-06-30
HUMAN GENOME SCIENCES INC
filed 2005-08-01
CIK 901219

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2005	Commission File Number 0-22962
HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. Employer Identification Number)
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
     The number of shares of the registrant’s common stock outstanding on June 30, 2005 was 130,724,407.

TABLE OF CONTENTS

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004	3

	Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits	19

	Signatures	20

	Exhibit Index	Exhibit Volume

PART I.   FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands, except share and per share amounts)
Revenue — research and development contracts	$2,854	$644	$3,959	$2,287

Costs and expenses:
Research and development	53,074	54,268	107,273	107,324
General and administrative	8,752	8,366	18,180	17,462
Charge for restructuring	—	1,799	—	5,498

Total costs and expenses	61,826	64,433	125,453	130,284

Income (loss) from operations	(58,972)	(63,789)	(121,494)	(127,997)
Investment income	6,142	10,286	12,384	24,384
Interest expense	(3,156)	(5,024)	(6,458)	(10,342)

Income (loss) before taxes	(55,986)	(58,527)	(115,568)	(113,955)
Provision for income taxes	—	—	—	—

Net income (loss)	$(55,986)	$(58,527)	$(115,568)	$(113,955)

Basic and diluted net income (loss) per share	$(0.43)	$(0.45)	$(0.88)	$(0.88)

Weighted average shares outstanding, basic and diluted	130,655,325	129,943,810	130,632,781	129,743,394

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2005	2004
	(dollars in thousands, except
Assets	share and per share amounts)
Current assets:

Cash and cash equivalents	$17,591	$24,075
Short-term investments	545,505	713,375
Prepaid expenses and other current assets	3,267	5,678

Total current assets	566,363	743,128

Long-term investments	22,705	27,081
Property, plant and equipment (net of accumulated depreciation and amortization)	288,484	243,741
Restricted investments	217,754	215,236
Other assets	18,139	20,199

TOTAL ASSETS	$1,113,445	$1,249,385

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of capital lease obligation	$337	$328
Accounts payable and accrued expenses	45,539	63,127
Accrued payroll and related taxes	10,030	6,229
Deferred revenues	4,809	3,309

Total current liabilities	60,715	72,993

Long-term debt	504,815	504,815
Capital lease obligation, net of current portion	145	316
Deferred revenues, net of current portion	7,555	9,210
Other liabilities	5,386	6,004

Total liabilities	578,616	593,338

Stockholders’ equity:

Preferred stock	—	—
Common stock	1,307	1,305
Additional paid-in capital	1,776,668	1,775,005
Accumulated other comprehensive income	2,191	9,506
Accumulated deficit	(1,245,337)	(1,129,769)

Total stockholders’ equity	534,829	656,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,113,445	$1,249,385

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2005	2004
	(dollars in thousands)
Cash flows from operating activities:

Net income (loss)	$(115,568)	$(113,955)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term and restricted investments	(742)	5,569
Depreciation and amortization	9,757	10,640
Capitalized interest	(2,952)	(1,516)
Charge for restructuring, excluding stock option compensation expense	—	1,166
Compensation expense related to stock options	—	1,937
Loss on disposal of fixed assets	352	3
Loss (gain) on sale of investments and marketable securities	1,331	(4,980)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,411	806
Other assets	4,044	4,767
Accounts payable and accrued expenses	(4,860)	7,023
Accrued payroll and related taxes	3,801	1,437
Deferred revenues	(155)	(1,284)
Other liabilities	(3,731)	(4,371)

Net cash provided by (used in) operating activities	(106,312)	(92,758)

Cash flows from investing activities:

Capital expenditures — property, plant and equipment	(63,509)	(56,188)
Purchase of short-term investments	(79,365)	(225,782)
Proceeds from sales and maturities of investments	244,263	367,908

Net cash provided by (used in) investing activities	101,389	85,938

Cash flows from financing activities:

Purchase of restricted investments	(110,552)	(115,593)
Proceeds from sales and maturities of restricted investments	107,488	99,618
Payments on capital lease	(162)	(179)
Proceeds from issuance of common stock (net of expenses)	1,665	5,998

Net cash provided by (used in) financing activities	(1,561)	(10,156)

Net increase (decrease) in cash and cash equivalents	(6,484)	(16,976)
Cash and cash equivalents — beginning of period	24,075	33,269

Cash and cash equivalents — end of period	$17,591	$16,293

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,481	$10,746
Income taxes	$—	$—
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2005
(dollars in thousands, except share and per share data)
Note 1. Interim Financial Statements
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six months ended June 30, 2005 and 2004, the Company’s financial position at June 30, 2005, and the cash flows for the six months ended June 30, 2005 and 2004. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K and the Company’s March 31, 2005 Quarterly Report on Form 10-Q.
The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of future financial results.
Note 2. Stock-Based Compensation
The Company accounts for its stock-based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and has provided the pro forma disclosures of net loss and net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) using the fair value method. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option. The Company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(55,986)	$(58,527)	$(115,568)	$(113,955)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,126)	(37,800)	(21,927)	(75,851)
Add: Stock-based compensation included in net income (loss)	—	1,799	—	1,937

Pro forma net income (loss)	$(69,112)	$(94,528)	$(137,495)	$(187,869)

Net income (loss) per share:
Basic and diluted — as reported	$(0.43)	$(0.45)	$(0.88)	$(0.88)
Basic and diluted — pro forma	$(0.53)	$(0.73)	$(1.05)	$(1.45)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2005
(dollars in thousands, except share and per share data)
Note 2. Stock-Based Compensation (continued)
For the three and six months ended June 30, 2005 and 2004 diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.
The effect of applying SFAS No. 123 on the pro forma net loss and net loss per share for the three and six months ended June 30, 2005 and 2004 as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.
Note 3. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, long-term investments and cumulative translation adjustment activity to be included in other comprehensive income.
During the three and six months ended June 30, 2005 and 2004, total comprehensive income (loss) amounted to:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$(55,986)	$(58,527)	$(115,568)	$(113,955)

Net unrealized gains (losses):
Short-term investments	2,199	(15,572)	(3,511)	(13,232)
Long-term investments	(1,687)	(1,945)	(4,376)	4,037
Restricted investments	1,048	(5,446)	(749)	(4,533)
Foreign currency translation	(7)	(1)	(12)	(1)

Subtotal	1,553	(22,964)	(8,648)	(13,729)

Reclassification adjustments for (gains) losses realized in net loss	372	(1,269)	1,332	(4,980)

Total comprehensive income (loss)	$(54,061)	$(82,760)	$(122,884)	$(132,664)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.
During the second quarter of 2004, the Company sold 246,275 shares of Cambridge Antibody Technology Ltd., (“CAT”) a long-term investment, for net proceeds of $2,266 and realized a loss of $68.
During the first quarter of 2004, the Company sold its remaining 66,767 shares of Ciphergen Biosystems, Inc., a long-term investment, for net proceeds of $662 and realized a gain of $352.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2005
(dollars in thousands, except share and per share data)
Note 3. Comprehensive Income (Loss) (continued)
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and six month periods ended June 30, 2005 and 2004, and their respective net proceeds were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Realized gains	$105	$1,672	$168	$5,563
Realized losses	(477)	(403)	(1,500)	(583)
Net proceeds	121,059	169,442	217,856	488,028
Note 4. Commitments and Other Matters
The Company’s primary research and development and administrative facility, located on the Traville site in Rockville, Maryland, is owned by Wachovia Development Corporation (“WDC”). WDC, a wholly-owned subsidiary of Wachovia Corporation, is primarily engaged in real estate finance, development and leasing activities. The total financed cost of the Traville lease facility is $200,000. The Company’s rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The Company’s rent obligation under the Traville lease is floating and is based primarily on short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at the Company’s request. The floating rate was approximately 3.2% as of June 30, 2005.
The Company’s restricted investments with respect to the Traville lease and the leases for the existing process development and manufacturing facility will serve as collateral for the duration of the leases. The Company is required to restrict investments equal to 102% of the full amount of the $200,000 financed project cost for the Traville lease, or $204,000. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $217,754 and $215,236 as of June 30, 2005 and December 31, 2004, respectively.
Under the Traville lease agreement, which the Company has accounted for as an operating lease, the Company has the option to purchase the property, during or at the end of the lease term, for an aggregate amount of $200,000. Alternatively, the Company can cause the property to be sold to a third party. The Company has a residual value guarantee of 87.75% of the total financed cost at lease termination. In the event the lessor defaults to the lender, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of June 30, 2005, the Company’s residual value guarantee for the Traville lease had reached the full maximum amount of $175,500.
In connection with the Traville lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2005
(dollars in thousands, except share and per share data)
Note 5. Charge for Restructuring
During the first quarter of 2004, the Company announced plans to sharpen its focus on its most promising drug candidates and reduced staff; during the remainder of 2004, the Company streamlined operations and consolidated facilities. With respect to this restructuring, the Company has cumulatively recognized $15,408 in restructuring charges, all of which were incurred in 2004. The results for the three and six months ended June 30, 2004 include a charge of $1,799 and $5,498, respectively, which is shown as a Charge for restructuring in the consolidated statement of operations.
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
The Company had a lease agreement for a research facility located at 9800 Medical Center Drive, near the Company’s Traville facility in Rockville, Maryland (the “9800 MCD lease”). In December 2004, the Company exited its seven-year lease associated with this facility and, as part of the transaction, received $16,600 in cash consideration from the new lessee. To facilitate the transition from this space, the Company entered into an operating lease for this facility for two years with the new lessee of this facility. At this same time, the Company recorded an accrual for rent and operating costs, net of estimated sublease income, associated with non-utilized space under the new lease. The Company’s exit accrual for this facility was $6,674 and $9,486 as of June 30, 2005 and December 31, 2004, respectively. The Company will review the adequacy of its estimated exit accrual on an ongoing basis.
The following table summarizes the activity related to the liability for restructuring costs as of June 30, 2005:

	Severance	Former CEO
	and	Related	Facilities
	Benefits	Charges	Related	Total
Balance as of January 1, 2005	$21	$961	$9,486	$10,468
Cash paid	(1)	(240)	(1,972)	(2,213)
Non-cash	—	—	(840)	(840)

Balance as of June 30, 2005	$20	$721	$6,674	$7,415

The liability for restructuring costs of $7,415 and $10,468 as of June 30, 2005 and December 31, 2004, respectively, was shown within accounts payable and accrued expenses on the consolidated balance sheets.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2005
(dollars in thousands, except share and per share data)
Note 6. Fair Value of Financial Instruments
The carrying amounts for the Company’s cash and cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses reflected in the consolidated balance sheets as of June 30, 2005 and December 31, 2004 approximate their respective fair values.
The carrying value of the Company’s debt was approximately $505,000 as of both June 30, 2005 and December 31, 2004. The fair value of the Company’s long-term debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt decreased to approximately $485,000 as of June 30, 2005 from $517,000 as of December 31, 2004.
Note 7. Related Parties
The Company’s equity investments in Transgene, S.A. (“Transgene”), CAT and Corautus Genetics Inc. (“Corautus”) make them related parties with the Company. For both the three and six months ended June 30, 2005 and 2004, the Company recognized revenue of $642 and $1,284, respectively, relating to a 1998 collaboration agreement with Transgene. For both the three and six months ended June 30, 2005 and 2004, the Company expensed $300 and $600, respectively, for support costs paid to CAT in connection with a collaboration agreement. The Company had no other material related party transactions in these periods. Subsequent to June 30, 2005, the Company sold all of its equity investment in Transgene.
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
Note 9. Reclassifications
Certain prior period balances have been reclassified to conform to 2005 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2005 and 2004
Overview
     Human Genome Sciences is a biopharmaceutical company with a pipeline of novel protein and antibody drugs directed toward large markets that have significant unmet medical needs. Our mission is to discover, develop, manufacture and market innovative drugs that serve patients with unmet medical needs, with a primary focus on protein and antibody products.
     We are conducting clinical trials with a number of our products. Our current focus is to advance clinical trials in two main therapeutic areas: immunology/infectious disease and oncology. Additional products are in clinical development by companies with which we are collaborating or have out-licensed development rights.
     We have developed and continue to enhance the resources necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company. We have expanded our manufacturing facilities to allow us to produce larger quantities of protein and antibody drugs for clinical development. We are nearing the completion of construction and are beginning the validation phase of a large-scale manufacturing facility to increase our capacity for protein and antibody drug production. We are strengthening our commercial operations staff, and our intent is to add marketing and sales staff as needed as our products approach commercialization.
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

Results of Operations
     Revenues. Revenues were $2.9 million and $4.0 million for the three and six months ended June 30, 2005, respectively, compared to $0.6 million and $2.3 million for the three and six months ended June 30, 2004, respectively. Revenues for the three months ended June 30, 2005 include a $2.0 million milestone earned and received under the GSK Albugon™ agreement as well as $0.6 million recognized from Transgene. Revenues for the three months ended June 30, 2004 represent primarily $0.6 million in revenue recognized from Transgene. Revenues for the six months ended June 30, 2005 primarily represent revenue recognized from GSK and Transgene of $2.4 million and $1.3 million, respectively. Revenues for the six months ended June 30, 2004 represent $1.3 million of revenue recognized from Transgene and a $1.0 million milestone payment earned and received from GSK.
     Expenses. Research and development expenses were $53.1 million for the three months ended June 30, 2005 compared to $54.3 million for the three months ended June 30, 2004. Research and development expenses were $107.3 million for both the six months ended June 30, 2005 and 2004. We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development costs.
     Our research costs increased to $7.3 million for the three months ended June 30, 2005 from $6.4 million for the three months ended June 30, 2004. This increase is primarily due to a greater level of activity across various pre-clinical drug candidates. Research costs of $14.8 million for the six months ended June 30, 2005 were essentially unchanged from $14.9 million for the six months ended June 30, 2004, but included an increase in costs for LymphoStat-B, primarily toxicology costs, offset by a decrease in costs for CCR5.
     Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $9.1 million for the three months ended June 30, 2005 from $13.3 million for the three months ended June 30, 2004. Pharmaceutical sciences costs decreased to $18.8 million for the six months ended June 30, 2005 from $28.4 million for the six months ended June 30, 2004. This decrease for pharmaceutical sciences for both the three and six months ended June 30, 2005 as compared to 2004 is primarily due to a decrease in activity associated with the March 2004 restructuring.
     Our manufacturing costs decreased to $14.9 million for the three months ended June 30, 2005 from $20.0 million for the three months ended June 30, 2004. This difference is primarily due to the decrease in production of HGS-TR2J and LymphoStat-B, partially offset by the production of HGS-ETR2 and Albugon. We have received a milestone payment from GSK in connection with the production of Albugon. Manufacturing costs decreased to $31.0 million for the six months ended June 30, 2005 from $38.1 million for the six months ended June 30, 2004. This decrease is also primarily due to reduced production activities for HGS-TR2J and LymphoStat-B, partially offset by increased costs related to HGS-ETR2 and Albugon.
     Our clinical development costs increased to $21.8 million for the three months ended June 30, 2005 from $14.6 million for the three months ended June 30, 2004. Clinical development costs increased to $42.7 million for the six months ended June 30, 2005 from $25.9 million for the six months ended June 30, 2004. This increase for both the three and six months ended June 30, 2005 as compared to 2004 is primarily due to the cost of increased activity for AlbuferonTM.
     General and administrative expenses of $8.8 million for the three months ended June 30, 2005 increased slightly compared to $8.4 million for the three months ended June 30, 2004. General and administrative expenses increased to $18.2 million for the six months ended June 30, 2005 from $17.5 million for the six months ended June 30, 2004. The increase for the six month period is due to increased consulting costs relating to a strategic review during 2005.

Results of Operations (continued)
     The charge for restructuring of $1.8 million and $5.5 million for the three and six months ended June 30, 2004, respectively, relates to our decision in March 2004 to sharpen our focus on our most promising drug candidates. The charge of $1.8 million for the three months ended June 30, 2004 relates to costs associated with the planned retirement of our former Chairman and Chief Executive Officer (“CEO”). The charge of $5.5 million for the six months ended June 30, 2004 relates primarily to a charge for employee severance benefits along with costs associated with the planned retirement of our former CEO.
     Investment income decreased to $6.1 million for the three months ended June 30, 2005 from $10.3 million for the three months ended June 30, 2004. Investment income decreased to $12.4 million for the six months ended June 30, 2005 from $24.4 million for the six months ended June 30, 2004. The decrease in investment income for both the three and six months ended June 30, 2005 is due primarily to lower average cash and short-term investment balances. Investment income also includes net realized gains and losses on our short-term, restricted and long-term investments. We recorded a net loss of $0.4 million for the three months ended June 30, 2005 and a net gain of $1.3 million for the three months ended June 30, 2004. We recorded a net loss of $1.3 million for the six months ended June 30, 2005 and a net gain of $5.0 million for the six months ended June 30, 2004. Our average cash balance decreased during 2005 as a result of our net losses and capital expenditures in 2005. We believe investment income may continue to be lower than the prior year as our cash and short-term investments balances continue to decline relative to the prior year and are reinvested at rates lower than or comparable to rates previously obtained.
     Interest expense decreased to $3.2 million for the three months ended June 30, 2005 compared to $5.0 million for the three months ended June 30, 2004. Interest expense decreased to $6.5 million for the six months ended June 30, 2005 compared to $10.3 million for the six months ended June 30, 2004. The decrease for both the three and six months is due to the net interest savings associated with the refinancing of approximately $280.0 million of convertible subordinated notes in the fourth quarter of 2004, along with increased capitalized interest. Interest expense is net of interest capitalized in connection with the construction of our large-scale manufacturing facility. Assuming the cost of the manufacturing facility reaches approximately $230.0 million when construction is complete and production activities commence in 2006, cumulative capitalized interest at that time could approximate $11.1 million. Total interest expense, before capitalized interest, was $4.7 million and $5.9 million for the three months ended June 30, 2005 and 2004, respectively. Total interest expense, before capitalized interest, was $9.4 million and $11.9 million for the six months ended June 30, 2005 and 2004, respectively.
     Net Income (Loss). We recorded a net loss of $56.0 million, or $0.43 per share, for the three months ended June 30, 2005 compared to a net loss of $58.5 million, or $0.45 per share, for the three months ended June 30, 2004. We recorded a net loss of $115.6 million, or $0.88 per share, for the six months ended June 30, 2005 compared to a net loss of $114.0 million, or $0.88 per share, for the six months ended June 30, 2004. The decreased loss for the three months ended June 30, 2005 reflects increased revenue, reduced costs and expenses, including restructuring charges, and reduced interest expense, all of which were partially offset by reduced investment income.
     Our net loss of $56.0 million, or $0.43 per share, for the three months ended June 30, 2005 compares to our pro forma net loss of $56.7 million, or $0.44 per share, for the three months ended June 30, 2004, which excludes the charge for restructuring of $1.8 million, or $0.01 per share, incurred in the three months ended June 30, 2004. The decreased loss is primarily due to increased revenue, reduced costs and expenses, and reduced interest expense, all of which were partially offset by reduced investment income. Our net loss of $115.6 million, or $0.88 per share, for the six months ended June 30, 2005 compares to our pro forma net loss of $108.5 million, or $0.84 per share, for the six months ended June 30, 2004, which excludes the charge for restructuring of $5.5 million, or $0.04 per share, incurred in the six months ended June 30, 2004. The increased loss during the six months compared to the pro forma net loss is primarily due to lower investment income than was received during the same period of 2004, partially offset by increased revenues and reduced interest expense. These pro forma financial measures are not prepared

Results of Operations (continued)
in accordance with GAAP. We refer to these non-GAAP financial measures in making operational decisions because they provide meaningful supplemental information regarding our operational performance and facilitate comparisons to our historical operating results.
Liquidity and Capital Resources
     We had working capital of $505.6 million and $670.1 million at June 30, 2005 and December 31, 2004, respectively. The reduction in our working capital for the six months ended June 30, 2005 is primarily due to our net loss and capital expenditures during this period.
     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on manufacturing and clinical trials required for the development of our active product candidates.
     The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We have several Phase 1 and Phase 2 trials underway and expect to initiate additional trials in the future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the typical completion periods for our Phase 1, Phase 2 and Phase 3 trials could span one year, one to two years and two to four years, respectively. Some trials may take considerably longer to complete. The duration and cost of our clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial.
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

CLINICAL TRIAL STATUS (2)
AS OF JUNE 30,
PRODUCT CANDIDATE (1)	INDICATION	2005	2004

ACTIVE CANDIDATES:

Antibodies:
LymphoStat-B	Rheumatoid Arthritis	Phase 2 (3)	Phase 2
LymphoStat-B	Systemic Lupus Erythematosus	Phase 2 (4)	Phase 2
HGS-ETR1	Cancer	Phase 2 (4)	Phase 1
HGS-ETR2	Cancer	Phase 1 (5)	Phase 1
HGS-TR2J	Cancer	Phase 1 (6)	Phase 1
CCR5 mAb	HIV	Phase 1 (6)	—
ABthraxTM	Anthrax	(7)	(7)

Albumin Fusion Proteins:
Albuferon	Hepatitis C	Phase 2	Phase 2

INACTIVE CANDIDATES:

Other:
LymphoRad131	Cancer	(8)	Phase 1

Liquidity and Capital Resources (continued)
(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Initial Phase 2 trial completed; further development awaiting completion of follow-on Rheumatoid Arthritis data and results of a Systemic Lupus Erythematosus Phase 2 trial.

(4)	Initial Phase 2 trials anticipated to be completed later in 2005.

(5)	Enrollment of all Phase 1 patients anticipated to be completed during the third quarter of 2005.

(6)	Phase 1 trials anticipated to continue into 2006.

(7)	Further clinical development pending and dependent on U.S. Government commitment to purchase.

(8)	Clinical development discontinued in 2005.
     Our clinical trial status as of December 31, 2004 and 2003 is contained in our 2004 Annual Report on Form 10-K. Our clinical trial status as of March 31, 2005 and 2004 is contained in our March 31, 2005 Quarterly Report on Form 10-Q.
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
     In addition, part of our business plan includes collaborating or licensing with others. For example, GSK is developing products as part of our collaboration or licensing with them. We have no control over the progress of GSK’s development plans. While we have received and recognized $2.0 million during 2005 and $1.0 million during 2004 from GSK in connection with development milestones met by GSK relating to our agreements with GSK, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments under these agreements; however, we have received a milestone payment during the third quarter of 2005 in connection with our GSK Albugon agreement. We cannot forecast with any degree of certainty what impact GSK’s July 2005 decision to jointly develop and commercialize LymphoStat-B will have on our development costs, in part because a joint development agreement must first be concluded. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.
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
     We have certain contractual obligations which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. See “Off-Balance Sheet Arrangements” below for additional discussion. These obligations include our operating leases along with our unconditional purchase obligations.
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
Off-Balance Sheet Arrangements
     As of June 30, 2005, we have one lease agreement for a research and development and administrative facility (the “Traville lease”), which has been structured as a synthetic lease and is accounted for as an operating lease. This structure provides us with cost-effective financing and future financing flexibility. None of our directors, officers or employees has any financial interest with regard to this lease arrangement.
     The Traville lease has a term of approximately seven years beginning in 2003 and relates to a research and development and administrative facility located on the Traville site in Rockville, Maryland. The total financed cost of the Traville lease facility is $200.0 million. Our rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The rent under this lease is currently based on the rate for short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at our request. To the extent the lessor does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. The current floating rate was approximately 3.2% as of June 30, 2005.
     Our restricted investments with respect to the Traville lease and other leases for the existing process development and manufacturing facility are expected to reach approximately $219.0 million. These restricted investments will serve as collateral for the duration of the leases. We will be required to restrict investments for the duration of the lease equal to 102% of the full amount of the $200.0 million financed project cost for the Traville lease, or $204.0 million. Also, in connection with the Traville lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In addition, we are required to maintain up to a maximum of $15.0 million in restricted investments with respect to the process development and manufacturing facility leases. Our restricted investments for all of these leases aggregated approximately $217.8 million as of June 30, 2005 compared to approximately $215.2 million as of December 31, 2004.
     Under the Traville lease, we have the option to purchase the property during and at the end of the lease term for $200.0 million. Alternatively, we can cause the property to be sold to third parties. We are contingently liable for the residual value guarantee associated with this property in the event the net sale proceeds are less than the original financed cost of the facility. We are contingently liable for the residual

Off-Balance Sheet Arrangements (continued)
value guarantee associated with the Traville lease of $175.5 million. See Note 4, Commitments and Other Matters for additional discussion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 17 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents and short-term and restricted investments by approximately $11.2 million, or approximately 1.4% of the aggregate fair value of $780.9 million, at June 30, 2005. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of June 30, 2005. We believe that any market change related to our investment securities held as of June 30, 2005 is not material to our consolidated financial statements. As of June 30, 2005, the yield on comparable two-year investments was approximately 3.6%, as compared to our current portfolio yield of approximately 3.4%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
     As of June 30, 2005, the market values of our equity investments in Transgene, CAT and Corautus were approximately $4.7 million, $11.4 million, and $6.6 million, respectively. Our investments in Transgene and Corautus are subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk. Subsequent to June 30, 2005, we sold all of our equity investment in Transgene.
     The facility lease we entered into during 2003 requires us to maintain minimum levels of restricted investments as collateral for this facility. Our restricted investments for this lease had reached the maximum required level of approximately $204.0 million as of June 30, 2005. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, our overall level of restricted investments will reach

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
$219.0 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in both a rising or declining interest rate environment.
     The rent under the Traville lease is based on a floating interest rate. We can direct the lessor to lock in a fixed interest rate. As of June 30, 2005, such a fixed rate for five years would be approximately 4.1% compared to the floating rate as of June 30, 2005 of approximately 3.2%. If interest rates increase, our rent obligations would also increase, which would result in an increase in our operating expenses.
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
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2005, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4.   Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders, held on May 25, 2005, the following members were re-elected to the Board of Directors:

	Affirmative	Votes
	Votes	Withheld
Terms expiring in 2008
Max Link, Ph.D.	92,251,831	19,411,237
Craig A. Rosen, Ph.D.	109,325,192	2,337,876

     The following proposal was approved at our Annual Meeting of Shareholders:

	Affirmative	Negative		Broker
	Votes	Votes	Abstentions	Non-Votes
Ratification of the selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending December 31, 2005.	111,386,897	235,773	40,398	—
Item 6.   Exhibits
10.1	Form of Restricted Stock Agreement.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.
	BY:	/s/ H. Thomas Watkins
H. Thomas Watkins
Chief Executive Officer

	BY:	/s/ Steven C. Mayer
Steven C. Mayer
Executive Vice President and
Chief Financial Officer
Dated: August 1, 2005

EXHIBIT INDEX
Exhibit Page Number
10.1	Form of Restricted Stock Agreement.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.