Form 10-Q
period 2005-09-30
HUMAN GENOME SCIENCES INC
filed 2005-11-02
CIK 901219

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2005	Commission File Number 0-22962
HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware (State of organization)	22-3178468 (I.R.S. Employer Identification Number)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding on September 30, 2005 was 131,041,372.

TABLE OF CONTENTS

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004	3

	Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management‘s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 6.	Exhibits	34

	Signatures	35

	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands, except share and per share amounts)
Revenue – research and development contracts	$5,882	$717	$9,841	$3,004

Costs and expenses:
Research and development	55,369	52,190	162,642	159,514
General and administrative	8,535	8,272	26,715	25,734
Charge for restructuring	—	5,799	—	11,297

Total costs and expenses	63,904	66,261	189,357	196,545

Income (loss) from operations	(58,022)	(65,544)	(179,516)	(193,541)

Investment income	7,622	8,057	20,006	32,442
Interest expense	(3,065)	(4,750)	(9,523)	(15,093)
Loss on extinguishment of debt	(898)	—	(898)	—

Income (loss) before taxes	(54,363)	(62,237)	(169,931)	(176,192)
Provision for income taxes	—	—	—	—

Net income (loss)	$(54,363)	$(62,237)	$(169,931)	$(176,192)

Basic and diluted net income (loss) per share	$(0.42)	$(0.48)	$(1.30)	$(1.36)

Weighted average shares outstanding, basic and diluted	130,864,875	130,299,981	130,710,996	129,930,277

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(dollars in thousands, except
	share and per share amounts)
Assets

Current assets:

Cash and cash equivalents	$77,911	$24,075
Short-term investments	503,708	713,375
Prepaid expenses and other current assets	3,647	5,678

Total current assets	585,266	743,128
Long-term investments	19,946	27,081
Property, plant and equipment (net of accumulated depreciation and amortization)	295,862	243,741
Restricted investments	218,504	215,236
Other assets	22,913	20,199

TOTAL ASSETS	$1,142,491	$1,249,385

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt	$3,120	$—
Current portion of capital lease obligation	341	328
Accounts payable and accrued expenses	33,428	63,127
Accrued payroll and related taxes	12,954	6,229
Deferred revenues	3,309	3,309

Total current liabilities	53,152	72,993

Long-term debt, net of current portion	597,558	504,815
Capital lease obligation, net of current portion	59	316
Deferred revenues, net of current portion	6,727	9,210
Other liabilities	5,068	6,004

Total liabilities	662,564	593,338

Stockholders’ equity:

Preferred stock	—	—
Common stock	1,309	1,305
Additional paid-in capital	1,778,561	1,775,005
Accumulated other comprehensive (loss) income	(242)	9,506
Accumulated deficit	(1,299,701)	(1,129,769)

Total stockholders’ equity	479,927	656,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,142,491	$1,249,385

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(169,931)	$(176,192)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term and restricted investments	(1,611)	10,024
Depreciation and amortization	14,630	16,065
Capitalized interest	(4,420)	(2,692)
Charge for restructuring, excluding stock option compensation expense	—	5,081
Compensation expense related to stock awards	65	3,737
Loss on disposal of fixed assets	450	3
Loss on extinguishment of long-term debt	898	—
Gain on sale of long-term investments	(1,302)	(309)
Loss (gain) on sale of investments and marketable securities	1,751	(4,499)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,031	2,721
Other assets	4,072	5,105
Accounts payable and accrued expenses	(8,593)	(158)
Accrued payroll and related taxes	6,725	915
Deferred revenues	(2,483)	(1,926)
Other liabilities	(3,892)	(4,541)

Net cash provided by (used in) operating activities	(161,610)	(146,666)

Cash flows from investing activities:
Capital expenditures – property, plant and equipment	(81,931)	(85,834)
Purchase of short-term investments	(162,381)	(281,927)
Proceeds from sale of long-term investments	4,600	4,398
Proceeds from sales and maturities of investments	367,360	495,958

Net cash provided by (used in) investing activities	127,648	132,595

Cash flows from financing activities:
Proceeds from issuance of long-term debt	223,172	—
Purchase of restricted investments	(159,846)	(146,898)
Proceeds from sales and maturities of restricted investments	155,227	127,244
Extinguishment of long-term debt	(134,006)	—
Payments on capital lease	(244)	(258)
Proceeds from issuance of common stock (net of expenses)	3,495	7,078

Net cash provided by (used in) financing activities	87,798	(12,834)

Net increase (decrease) in cash and cash equivalents	53,836	(26,905)
Cash and cash equivalents – beginning of period	24,075	33,269

Cash and cash equivalents – end of period	$77,911	$6,364

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,705	$21,471
Income taxes	$—	$—
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2005
(dollars in thousands, except share and per share data)
Note 1. Interim Financial Statements
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months ended September 30, 2005 and 2004, the Company’s financial position at September 30, 2005, and the cash flows for the nine months ended September 30, 2005 and 2004. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K and the Company’s March 31, 2005 and June 30, 2005 Quarterly Reports on Form 10-Q.
The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of future financial results.
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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(54,363)	$(62,237)	$(169,931)	$(176,192)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,165)	(24,526)	(35,092)	(100,377)
Add: Stock-based compensation included in net income (loss)	65	1,799	65	3,737

Pro forma net income (loss)	$(67,463)	$(84,964)	$(204,958)	$(272,832)

Net income (loss) per share:
Basic and diluted – as reported	$(0.42)	$(0.48)	$(1.30)	$(1.36)
Basic and diluted – pro forma	$(0.52)	$(0.65)	$(1.57)	$(2.10)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2005
(dollars in thousands, except share and per share data)
Note 2. Stock-Based Compensation (continued)
For the three and nine months ended September 30, 2005 and 2004 diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.
The effect of applying SFAS No. 123 on the pro forma net loss and net loss per share for the three and nine months ended September 30, 2005 and 2004 as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.
Under the Human Genomes Sciences, Inc. Amended and Restated 2000 Stock Incentive Plan (“the Plan”), the Company issued 125,000 shares of non-vested common stock, including 50,000 performance-based shares, during the three months ended September 30, 2005. No shares of non-vested common stock had been previously granted under the Plan.
Note 3. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, long-term investments and cumulative translation adjustment activity to be included in other comprehensive income.
During the three and nine months ended September 30, 2005 and 2004, total comprehensive income (loss) amounted to:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(54,363)	$(62,237)	$(169,931)	$(176,192)

Net unrealized gains (losses):
Short-term investments	(2,386)	2,070	(5,897)	(11,162)
Long-term investments	1,842	(2)	(2,534)	4,034
Restricted investments	(1,005)	988	(1,754)	(3,545)
Foreign currency translation	(1)	2	(13)	—

Subtotal	(1,550)	3,058	(10,198)	(10,763)

Reclassification adjustments for (gains) losses realized in net loss	(882)	226	450	(4,754)

Total comprehensive income (loss)	$(56,795)	$(58,953)	$(179,679)	$(191,619)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2005
(dollars in thousands, except share and per share data)
Note 3. Comprehensive Income (Loss) (continued)
During the third quarter of 2005, the Company sold its remaining 578,644 shares in Transgene, S.A. (“Transgene”), a long-term investment, for net proceeds of $4,600, and a realized gain of $1,302.
During the third quarter of 2004, the Company sold a total of 145,338 shares of Cambridge Antibody Technology Ltd., (“CAT”) a long-term investment, for total net proceeds of $1,357, and realized a loss of $20. The Company also sold 11,667 shares of Transgene, S.A., a long-term investment, for net proceeds of $111, and realized a loss of $8.
During the second quarter of 2004, the Company sold 246,275 shares of CAT, for net proceeds of $2,266, and realized a loss of $68.
During the first quarter of 2004, the Company sold its remaining 66,767 shares of Ciphergen Biosystems, Inc., a long-term investment, for net proceeds of $662, and realized a gain of $352.
The Company’s net proceeds, realized gains and realized losses from its investments are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Realized gains	$1,381	$442	$1,549	$6,005
Realized losses	(499)	(668)	(1,999)	(1,251)
Net proceeds	120,505	157,873	338,361	645,902
Note 4. Commitments and Other Matters
The Company’s primary research and development and administrative facility, located on the Traville site in Rockville, Maryland, is owned by Wachovia Development Corporation (“WDC”). WDC, a wholly-owned subsidiary of Wachovia Corporation, is primarily engaged in real estate finance, development and leasing activities. The total financed cost of the Traville lease facility is $200,000. The Company’s rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The Company’s rent obligation under the Traville lease is floating and is based primarily on short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at the Company’s request. The floating rate was approximately 3.6% as of September 30, 2005.
The Company’s restricted investments with respect to the Traville lease and the leases for the existing process development and manufacturing facility will serve as collateral for the duration of the leases. The Company is required to restrict investments equal to 102% of the full amount of the $200,000 financed project cost for the Traville lease, or $204,000. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $218,504 and $215,236 as of September 30, 2005 and December 31, 2004, respectively.
Under the Traville lease agreement, which the Company has accounted for as an operating lease, the Company has the option to purchase the property, during or at the end of the lease term, for an

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2005
(dollars in thousands, except share and per share data)
Note 4. Commitments and Other Matters (continued)
aggregate amount of $200,000. Alternatively, the Company can cause the property to be sold to a third party. The Company has made a residual value guarantee of 87.75% of the total financed cost at lease termination. In the event the lessor defaults to the lender, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of September 30, 2005, the Company’s residual value guarantee for the Traville lease had reached the full maximum amount of $175,500.
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
The Company had a lease agreement for a research facility located at 9800 Medical Center Drive, near the Company’s Traville facility in Rockville, Maryland (the “9800 MCD lease”). In December 2004, the Company exited its seven-year lease associated with this facility and, as part of the transaction, received $16,600 in cash consideration from the new lessee. To facilitate the transition from this space, the Company entered into an operating lease for this facility for two years with the new lessee of this facility. At this same time, the Company recorded an accrual for rent and operating costs, net of estimated sublease income, associated with non-utilized space under the new lease. The Company’s exit accrual for this facility was $5,834 and $9,486 as of September 30, 2005 and December 31, 2004, respectively. The Company will review the adequacy of its estimated exit accrual on an ongoing basis.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2005
(dollars in thousands, except share and per share data)
Note 5. Charge for Restructuring (continued)
The following table summarizes the activity related to the liability for restructuring costs as of September 30, 2005:

	Severance	Former CEO
	and	Related	Facilities
	Benefits	Charges	Related	Total
Balance as of January 1, 2005	$21	$961	$9,486	$10,468
Cash paid	(1)	(379)	(2,812)	(3,192)
Non-cash	—	—	(840)	(840)

Balance as of September 30, 2005	$20	$582	$5,834	$6,436

The liability for restructuring costs of $6,436 and $10,468 as of September 30, 2005 and December 31, 2004, respectively, was shown within accounts payable and accrued expenses on the consolidated balance sheets.
Note 6. Fair Value of Financial Instruments
The carrying amounts for the Company’s cash and cash equivalents, investments, other assets, accounts payable and accrued expenses and other accrued expenses reflected in the consolidated balance sheets as of September 30, 2005 and December 31, 2004 approximate their respective fair values.
The carrying value of the Company’s debt was approximately $600,700 as of September 30, 2005 and $504,800 as of December 31, 2004. The fair value of the Company’s long-term debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt were approximately $618,000 as of September 30, 2005 and $517,400 as of December 31, 2004. See Note 7, Long-Term Debt, for additional discussion.
Note 7. Long-Term Debt
In August 2005, the Company completed the private placement of $230,000 of 2 1/4% Convertible Subordinated Notes due 2012 (“2 1/4% Notes due 2012”), convertible into common stock at approximately $17.78 per share. Debt issuance costs for the $230,000 of 2 1/4% Notes due 2012 amounted to approximately $6,900, including accrued expenses, which will be amortized on a straight-line basis, which approximates the effective interest method, over the life of the 2 1/4% Notes due 2012. As of September 30, 2005, the Company repurchased $113,773 of 5% Convertible Subordinated Notes due 2007 and $20,364 of 3 3/4% Convertible Subordinated Notes due 2007 with a combined aggregate principal amount of approximately $134,137 for an aggregate purchase price of approximately $134,006. The Company recorded a loss on the extinguishment of this debt of approximately $898, net of unamortized debt refinancing costs associated with the repurchased debt.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2005
(dollars in thousands, except share and per share data)
Note 7. Long-Term Debt (continued)
The Company’s components of debt on September 30, 2005, are as follows:

	September 30,		September 30,
Debt	2005 Interest Rates	Maturities	2005
5.5% Convertible Subordinated Notes	5.50%	June 2006	$3,120
5.0% Convertible Subordinated Notes	5.00%	February 2007	26,048
3.75% Convertible Subordinated Notes	3.75%	March 2007	61,510
2.25% Convertible Subordinated Notes	2.25%	October 2011	280,000
2.25% Convertible Subordinated Notes	2.25%	August 2012	230,000

			$600,678

Annual maturities of all debt are as follows:

September 30,
2005
2006	$3,120
2007	87,558
2008	—
2009	—
2010	—
2011 and thereafter	510,000

$600,678

Note 8. U.S. Government Supply Agreement
The Company has entered into a two-phase contract to supply ABthrax™, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, the Company will supply ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government has the option to place an order within one year for up to 100,000 doses of ABthrax for the Strategic National Stockpile, for use in the treatment of anthrax disease. The HHS comparative testing results, along with the Company’s own preclinical and clinical study results, will form the basis of the U.S. Government’s decision process for exercising its option for product for the Strategic National Stockpile.
Note 9. Related Parties
The Company’s equity investments in Transgene, CAT and Corautus Genetics Inc. (“Corautus”) make them related parties with the Company. For both the three and nine months ended September 30, 2005 and 2004, the Company recognized revenue of $642 and $1,926, respectively, relating to a 1998 collaboration agreement with Transgene. For both the three and nine months ended September 30, 2005 and 2004, the Company expensed $300 and $900, respectively, for support costs paid to CAT in connection with a collaboration agreement. The Company had no other material related party transactions in these periods. In the third quarter of 2005, the Company sold all of its remaining equity

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2005
(dollars in thousands, except share and per share data)
Note 9. Related Parties (continued)
investment in Transgene and will no longer report its Transgene revenue as a related party transaction. See Note 3, Comprehensive Income (Loss) for additional discussion.
Note 10. Reclassifications
Certain prior period balances have been reclassified to conform to 2005 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months and Nine Months Ended September 30, 2005 and 2004
Overview
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
     We have developed and continue to enhance the resources necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company. We have expanded our manufacturing facilities to allow us to produce larger quantities of protein and antibody drugs for clinical development. We have completed construction and are beginning the validation phase of a large-scale manufacturing facility to increase our capacity for protein and antibody drug production. We anticipate placing the facility into operational service in mid-2006. We are strengthening our commercial operations staff, and our intent is to add marketing and sales staff as needed as our products approach commercialization.
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
     We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements with GlaxoSmithKline (“GSK”) and, to a lesser extent, other agreements. In the third quarter of 2005, GSK exercised its option to co-develop and co-commercialize two of our products, LymphoStat-B and HGS-ETR1. Under the terms of a 1996 agreement, we and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized, under a co-development and co-promotion agreement, the remaining terms of which are being negotiated by the parties. We may not receive any future payments and may not be able to enter into additional collaboration agreements.
     We have entered into a two-phase contract to supply ABthrax™, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, we will supply ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government has the option to place an order within one year for up to 100,000 doses of ABthrax for the Strategic National Stockpile, for use in the treatment of anthrax disease. The HHS comparative testing results, along with our own preclinical and clinical study results, will form the basis of the U.S. Government’s decision process for exercising its option for product for the Strategic National Stockpile. We do not know whether the U.S. Government will purchase ABthrax, and if it does, the timing, extent and amount of such purchases.

Overview (continued)
     We expect that any significant revenue or income for at least the next several years may be limited to investment income, payments under various collaboration agreements to the extent milestones are met, payments from the sale of product rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials required for the development of antibody and protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or new agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
Results of Operations
     Revenues. Revenues were $5.9 million and $9.8 million for the three and nine months ended September 30, 2005, respectively, compared to $0.7 million and $3.0 million for the three and nine months ended September 30, 2004, respectively. Revenues for the three months ended September 30, 2005 primarily include two milestones recognized under the GSK716155 (formerly known as “Albugon™”) Agreement totaling $5.0 million, as well as $0.6 million recognized from Transgene. Revenues for the three months ended September 30, 2004 include $0.6 million in revenue recognized from Transgene. Revenues for the nine months ended September 30, 2005 primarily represent revenue recognized from the GSK716155 Agreement and Transgene of $7.6 million and $1.9 million, respectively. Revenues for the nine months ended September 30, 2004 include primarily $1.9 million of revenue recognized from Transgene and a $1.0 million milestone payment earned and received from GSK.
     Expenses. Research and development expenses were $55.4 million for the three months ended September 30, 2005 compared to $52.2 million for the three months ended September 30, 2004. Research and development expenses were $162.6 million for the nine months ended September 30, 2005 compared to $159.5 million for the nine months ended September 30, 2004. We track our research and development expenditures by type of cost incurred – research, pharmaceutical sciences, manufacturing and clinical development costs.
     Our research costs increased to $8.9 million for the three months ended September 30, 2005 from $6.9 million for the three months ended September 30, 2004. This increase is primarily due to a greater level of activity across various drug candidates. Research costs of $23.7 million for the nine months ended September 30, 2005 increased from $21.8 million for the nine months ended September 30, 2004, and included an increase in costs for HGS-ETR2 and LymphoStat-B, primarily toxicology costs, offset by a decrease in costs for CCR5 mAb and HGS-TR2J.
     Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $8.9 million for the three months ended September 30, 2005 from $11.2 million for the three months ended September 30, 2004. This decrease is primarily due to the decline in activity for HGS-ETR1 and GSK716155, partially offset by an increase for Albuferon. Pharmaceutical sciences costs decreased to $27.7 million for the nine months ended September 30, 2005 from $39.6 million for the nine months ended September 30, 2004. This decrease is primarily due to a decline in activity associated with various drug candidates, with LymphoStat-B representing the majority of the decrease.
     Our manufacturing costs decreased to $17.8 million for the three months ended September 30, 2005 from $19.0 million for the three months ended September 30, 2004. This difference is primarily due to the decrease in production of HGS-TR2J and LymphoStat-B, partially offset by the production of Albuferon. Manufacturing costs decreased to $48.7 million for the nine months ended September 30, 2005 from $57.1 million for the nine months ended September 30, 2004. The decrease for the nine-months ended September

Results of Operations (continued)
30, 2005 as compared to 2004 is primarily due to reduced production activities for HGS-TR2J and LymphoStat-B, partially offset by increased costs related to HGS-ETR2 and GSK716155.
     Our clinical development costs increased to $19.8 million for the three months ended September 30, 2005 from $15.1 million for the three months ended September 30, 2004. Clinical development costs increased to $62.5 million for the nine months ended September 30, 2005 from $41.0 million for the nine months ended September 30, 2004. This increase for both the three and nine months ended September 30, 2005 as compared to 2004 is primarily due to the cost of increased activity for AlbuferonTM.
     General and administrative expenses were $8.5 million for the three months ended September 30, 2005 compared to $8.3 million for the three months ended September 30, 2004. General and administrative expenses increased to $26.7 million for the nine months ended September 30, 2005 from $25.7 million for the nine months ended September 30, 2004. The increase for the nine month period is primarily due to increased consulting costs relating to a review of our pipeline and commercialization strategies conducted during 2005.
     The charge for restructuring of $5.8 million and $11.3 million for the three and nine months ended September 30, 2004, respectively, relates to our decision in March 2004 to sharpen our focus on our most promising drug candidates. The charge of $5.8 million for the three months ended September 30, 2004 relates to certain facility consolidation charges and costs associated with the retirement of the Company’s former Chairman and CEO (“CEO”). The charge of $11.3 million for the nine months ended September 30, 2004 relates to the completion of a reduction of staff during the first quarter of 2004, facility exit costs and costs associated with the retirement of the Company’s former CEO.
     Investment income decreased to $7.6 million for the three months ended September 30, 2005 from $8.1 million for the three months ended September 30, 2004. Investment income decreased to $20.0 million for the nine months ended September 30, 2005 from $32.4 million for the nine months ended September 30, 2004. The decrease in investment income for both the three and nine months ended September 30, 2005 is due primarily to lower average cash and short-term investment balances. Investment income also includes net realized gains and losses on our short-term, restricted and long-term investments. We recorded a net gain of $0.9 million for the three months ended September 30, 2005 and a net loss of $0.2 million for the three months ended September 30, 2004. We recorded a net loss of $0.5 million for the nine months ended September 30, 2005 and a net gain of $4.8 million for the nine months ended September 30, 2004. Our average cash balance decreased during 2005 as a result of our net losses and capital expenditures in 2005. We believe investment income may continue to be lower than the prior year as our cash and short-term investments balances continue to decline relative to the prior year, although these balances may be reinvested at rates higher than or comparable to rates previously obtained if short-term interest rates continue to rise.
     Interest expense decreased to $3.1 million for the three months ended September 30, 2005 compared to $4.8 million for the three months ended September 30, 2004. Interest expense decreased to $9.5 million for the nine months ended September 30, 2005 compared to $15.1 million for the nine months ended September 30, 2004. The decrease for both the three and nine months is due to the net interest savings associated with the issuance of approximately $280.0 million of 2 1/4% convertible subordinated notes in the fourth quarter of 2004 and $230.0 million of 2 1/4% convertible subordinated notes in the third quarter of 2005 and the associated repurchase of 5% and 3 3/4% notes, along with increased capitalized interest. Interest expense is net of interest capitalized in connection with the construction of our large-scale manufacturing facility. Assuming the cost of the manufacturing facility reaches approximately $230.0 million when validation activities are complete and production activities commence in mid-2006, cumulative capitalized interest at that time could approximate $13.6 million. Total interest expense, before capitalized interest, was $4.5 million and $5.9 million for the three months ended September 30, 2005 and 2004, respectively. Total interest expense, before capitalized interest, was $13.9 million and $17.8 million for the nine months ended September 30, 2005 and 2004, respectively.

Results of Operations (continued)
     In the third quarter of 2005 we completed the private placement of $230.0 million of 2 1/4% convertible subordinated notes. We have used the net proceeds to repurchase an aggregate principal amount of $134.1 million of 5% and 3 3/4% notes for an aggregate purchase price of approximately $134.0 million as of September 30, 2005. In the third quarter of 2005, we recorded a loss on the extinguishment of debt of $0.9 million. We anticipate using the remainder of the net proceeds to repurchase additional debt as market conditions warrant. The repurchase and extinguishment of debt completed in 2005 will provide approximately $5 million in annual savings in interest expense.
     Net Income (Loss). We recorded a net loss of $54.4 million, or $0.42 per share, for the three months ended September 30, 2005 compared to a net loss of $62.2 million, or $0.48 per share, for the three months ended September 30, 2004. We recorded a net loss of $169.9 million, or $1.30 per share, for the nine months ended September 30, 2005 compared to a net loss of $176.2 million, or $1.36 per share, for the nine months ended September 30, 2004. The decreased loss for the three months ended September 30, 2005 reflects increased revenue, reduced costs and expenses, including the absence of restructuring charges, and reduced interest expense, all of which were partially offset by reduced investment income.
     Our net loss of $54.4 million, or $0.42 per share, for the three months ended September 30, 2005 compares to our pro forma net loss of $56.4 million, or $0.43 per share, for the three months ended September 30, 2004, which excludes the charge for restructuring of $5.8 million, or $0.05 per share, incurred in the three months ended September 30, 2004. The decreased loss is primarily due to increased revenue, reduced costs and expenses, and reduced interest expense, all of which were partially offset by reduced investment income. Our net loss of $169.9 million, or $1.30 per share, for the nine months ended September 30, 2005 compares to our pro forma net loss of $164.9 million, or $1.27 per share, for the nine months ended September 30, 2004, which excludes the charge for restructuring of $11.3 million, or $0.09 per share, incurred in the nine months ended September 30, 2004. The increased loss during the nine months compared to the pro forma net loss is primarily due to lower investment income than was received during the same period of 2004, partially offset by increased revenues and reduced interest expense. These pro forma financial measures are not prepared in accordance with GAAP. We refer to these non-GAAP financial measures in making operational decisions because they provide meaningful supplemental information regarding our operational performance and facilitate comparisons to our historical operating results.
Liquidity and Capital Resources
     We had working capital of $532.1 million and $670.1 million at September 30, 2005 and December 31, 2004, respectively. The reduction in our working capital for the nine months ended September 30, 2005 is primarily due to our net loss and capital expenditures during this period, partially offset by the proceeds associated with increased long-term debt, net of repurchases. We intend to repurchase all of our remaining outstanding subordinated convertible notes due 2007 by the end of 2005.
     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on manufacturing and clinical trials required for the development of our active product candidates.
     The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We have several Phase 1 and Phase 2 trials underway and expect to initiate additional trials, including Phase 3 trials, in the future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the typical completion periods for our Phase 1, Phase 2 and Phase 3 trials could span one year, one to two years and two to four years, respectively. Some trials may take considerably longer to complete.

Liquidity and Capital Resources (continued)
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
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

CLINICAL TRIAL STATUS (2)
PRODUCT		AS OF SEPTEMBER 30,
CANDIDATE(1)	INDICATION	2005	2004

ACTIVE CANDIDATES:

Antibodies:
LymphoStat-B	Rheumatoid Arthritis	Phase 2 (3)	Phase 2
LymphoStat-B	Systemic Lupus Erythematosus	Phase 2 (4)	Phase 2
HGS-ETR1	Cancer	Phase 2	Phase 1
HGS-ETR2	Cancer	Phase 1	Phase 1
HGS-TR2J	Cancer	Phase 1	Phase 1
CCR5 mAb	HIV	Phase 1	—
ABthrax	Anthrax	(5)	(5)

Albumin Fusion Proteins:
Albuferon	Hepatitis C	Phase 2	Phase 2

INACTIVE CANDIDATES:

Other:
LymphoRad131	Cancer	(6)	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Initial Phase 2 trial completed.

(4)	Initial Phase 2 trial completed; Phase 3 planning underway.

(5)	U.S. Government has contracted with us for the first phase of the contract in which we will supply ten grams of ABthrax to the U.S. Department of Health and Human Services (HHS) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U. S. Government has the option to place an order within one year for up to 100,000 doses of ABthrax. Further clinical development pending and dependent on the U.S. Government.

(6)	Clinical development discontinued in 2005.
     Our clinical trial status as of December 31, 2004 and 2003 is contained in our 2004 Annual Report on Form 10-K. Our clinical trial status as of March 31, 2005 and 2004 is contained in our March 31, 2005 Quarterly Report on Form 10-Q and our clinical trial status as of June 30, 2005 and 2004 is contained in our June 30, 2005 Quarterly Report on Form 10-Q.
     We identify our potential drug candidates by conducting numerous preclinical studies. We may conduct multiple clinical trials to cover a variety of indications for each drug candidate. Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates.

Liquidity and Capital Resources (continued)
     We are advancing a number of drug candidates, antibodies and albumin fusion proteins, in part to diversify the risks associated with our research and development spending. In addition, our manufacturing plants have been designed to enable multi-product manufacturing capability. Accordingly, we believe our future financial commitments, including those for preclinical, clinical or manufacturing activities, are not substantially dependent on any single drug candidate. Should we be unable to sustain a multi-product drug pipeline, our dependence on the success of one or a few drug candidates would increase.
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
     In addition, part of our business plan includes collaborating or licensing with others. For example, GSK is developing products as part of our collaboration or licensing with them. We have no control over the progress of GSK’s development plans. While we have received and recognized $7.0 million during 2005, including a milestone payment in connection with our GSK716155 agreement and $1.0 million during 2004 from GSK in connection with development milestones met by GSK relating to our agreements with GSK, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments under these agreements. We cannot forecast with any degree of certainty what impact GSK’s decision to jointly develop and commercialize LymphoStat-B and HGS-ETR1 will have on our development costs, in part because joint development agreements must first be concluded. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.
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
     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to further strengthen our financial position. We may further modify our lease financings and may further repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions. For example, in the third quarter of 2005, we issued $230.0 million of 2 1/4% Convertible Subordinated Notes due August 2012 and we repurchased $134.1 million of Convertible Subordinated Notes.
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

Liquidity and Capital Resources (continued)
     Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.
Off-Balance Sheet Arrangements
     As of September 30, 2005, we have one lease agreement for a research and development and administrative facility (the “Traville lease”), which has been structured as a synthetic lease and is accounted for as an operating lease. This structure provides us with cost-effective financing and future financing flexibility. None of our directors, officers or employees has any financial interest with regard to this lease arrangement.
     The Traville lease has a term of approximately seven years beginning in 2003 and relates to a research and development and administrative facility located on the Traville site in Rockville, Maryland. The total financed cost of the Traville lease facility is $200.0 million. Our rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The rent under this lease is currently based on the rate for short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at our request. To the extent the lessor does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. The current floating rate was approximately 3.6% as of September 30, 2005.
     Our restricted investments with respect to the Traville lease and other leases for the existing process development and manufacturing facility are expected to reach approximately $219.0 million. These restricted investments will serve as collateral for the duration of the leases. We will be required to restrict investments for the duration of the lease equal to 102% of the full amount of the $200.0 million financed project cost for the Traville lease, or $204.0 million. Also, in connection with the Traville lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In addition, we are required to maintain up to a maximum of $15.0 million in restricted investments with respect to the process development and manufacturing facility leases. Our restricted investments for all of these leases aggregated approximately $218.5 million as of September 30, 2005 compared to approximately $215.2 million as of December 31, 2004.
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
     No one has tested our strategy. Other companies first target particular diseases and try to find cures for them through gene-based therapies. If our strategy does not result in the development of products that we can sell profitably, we will be unable to generate revenue.
If we are unable to commercialize products, we may not be able to recover our investment in our product development and manufacturing efforts.
     We have invested significant time and resources to isolate and study genes and determine their functions. We now devote most of our resources to developing proteins and antibodies for the treatment of human disease. We are also devoting substantial resources to the establishment of our own manufacturing capabilities, both to support clinical testing and eventual commercialization. We have made and are continuing to make substantial expenditures. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. We cannot assure you that the costs of testing and study will yield products approved for marketing by the FDA or that any such products will be profitable. We will incur substantial additional costs to continue these activities. If we are not successful in commercializing products, we may be unable to recover the large investment we have made in research, development and manufacturing facilities.
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
     During the first quarter of 2004, we announced plans to sharpen our focus on our most promising drug candidates. We have reduced the number of drugs in early development and are focusing our resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In order to reduce significantly our expenses, and thus enable us to dedicate more resources to the most promising drugs, we have reduced staff, streamlined operations and consolidated facilities, which resulted in restructuring charges in 2004.
Because we have limited resources for discovering and developing new early stage pre-clinical products, we may be unsuccessful in our efforts to do so.
     Our ability to discover and develop new early stage pre-clinical products will depend on our internal research capability. We substantially reduced our internal research capability as part of our restructuring in the first quarter of 2004. Although we continue to conduct discovery and development efforts on early stage products, our limited resources for discovering and developing early stage pre-clinical products may not be sufficient to discover new pre-clinical drug candidates.
Because we have limited experience in developing and commercializing products, we may be unsuccessful in our efforts to do so.
     Our ability to develop and commercialize products based on proteins, antibodies and other compounds will depend on our ability to:
•	develop products internally;

•	complete laboratory testing and human studies;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

•	develop and expand production facilities meeting all regulatory requirements or enter into arrangements with third parties to manufacture our products on our behalf; and

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.
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
     To date, data obtained from our clinical trials are not sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. Based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA.
We face risks in connection with our ABthrax product in addition to risks generally associated with drug development.
     Our entry into the biodefense field with the development of ABthrax presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies, including the U.S. Army, are known to be developing biodefense pharmaceuticals and related products to combat anthrax. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. government and its agencies, the success of ABthrax will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. In the case of the U.S. government, executive or legislative action could attempt to impose production and pricing requirements on us. We have entered into a two-phase contract to supply ABthrax™, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, we will supply ten grams of ABthrax to the U.S. Department of Health and Human Services (HHS) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government has the option to place an order within one year for up to 100,000 doses of ABthrax for the Strategic National Stockpile, for use in the treatment of anthrax disease. We believe that the HHS comparative testing results, along with Human Genome Sciences’ own preclinical and clinical study results, will form the basis of the U.S. Government’s decision process for exercising its option for additional product for the Strategic National Stockpile. We do not know whether the U.S. government will purchase ABthrax, and if it does, the timing, extent and amount of such purchases.
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
     As part of our strategy, we intend to continue to evaluate strategic partnership opportunities and consider acquiring complementary technologies and businesses. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Our partners may prove difficult to work with or less skilled than we originally expected. In addition, any past collaborative successes are no indication of potential future success. In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biotechnology and genomics industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration are increased by the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, to integrate and retain key scientific personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.
Although GSK has agreed to be our partner in the development and commercialization of LymphoStat-B and HGS-ETR1, we may be unable to negotiate an appropriate co-development and co-marketing agreement.
     As part of our June 1996 agreement with GSK, we granted a 50/50 co-development and co-promotion option to GSK for certain human therapeutic products that successfully complete Phase 2a clinical trials. On July 7, 2005, we announced that GSK had exercised its option to develop and commercialize LymphoStat-B (belimumab) jointly with us and on August 18, 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1 (mapatumumab) jointly with us. Under the terms of the 1996 agreement, GSK and we will share equally in Phase 3\4 development costs of these products, and will share equally in sales and marketing expenses and profits of any such product that is commercialized pursuant to co-development and co-promotion agreements, the remaining terms of which are subject to negotiation. We do not know if we will be successful in negotiating such agreements, and if we are unsuccessful, we do not know if, and how, GSK and we will collaborate on these products.
Because we depend on our collaboration partners for revenue, we may not become profitable if we cannot increase the revenue from our collaboration partners or other sources.
     We have received all of our revenue from payments made under our collaboration agreements with GSK and, to a lesser extent, other agreements. The initial research term of the GSK collaboration agreement and many of our other collaboration agreements expired in 2001. None of these collaboration agreements was renewed. We may not be able to enter into additional collaboration agreements. We are entitled to certain milestone and royalty payments from the existing collaborators, but may not receive payments if our collaborators fail to:
•	develop marketable products;

•	obtain regulatory approvals for products; or

•	successfully market products based on our research.
     Further, circumstances could arise under which one or more of our collaboration partners may allege that we breached our agreement with them and, accordingly, seek to terminate our relationship with them. If successful, this could adversely affect our ability to commercialize our products and harm our business.
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
     As of September 30, 2005, we had long-term obligations of approximately $597.6 million. We also had a future guarantee obligation of $200.0 million under the current terms of one facility lease. Our substantial debt and future guarantee will have several important consequences for our future operations. For instance:
•	payments of interest on, and principal of, our indebtedness will be substantial, and may exceed then current revenues and available cash;

•	a default under the terms of these existing obligations could result in the termination of certain leases and the acceleration of the maturity of our other financial obligations;

•	we may be unable to obtain additional future financing for continued clinical trials, capital expenditures, acquisitions or general corporate purposes;

•	we may be unable to withstand changing competitive pressures, economic conditions and governmental regulations; and

•	we may be unable to make acquisitions or otherwise take advantage of significant business opportunities that may arise.

We have entered into a facility lease arrangement that is not required to be reflected on our balance sheet but that constitutes a significant financial obligation and possible risks to our financial condition.
     In the second quarter of 2003, we entered into a facility lease for our research and development and administrative facility. Under U.S. generally accepted accounting principles, this lease was treated as an operating lease. In the event we default on our obligation under the lease, we may be responsible for up to $200.0 million of the cost of the facility because of a guarantee we made in connection with the lease. This obligation is not required to be reflected as a liability on our balance sheet, but is described in footnotes to our financial statements. We are required to pledge marketable securities as security for our obligation under the lease and the related documents. As of September 30, 2005, we included approximately $218.5 million of restricted investments on our balance sheet, of which approximately $205.8 million was held as restricted investments providing collateral for our obligation with respect to this facility. If the value of our pledged investments declines, because of an increase in interest rates or otherwise, we would need to pledge additional investments, which would further reduce our working capital. The rent under this lease is based on a floating interest rate, but the lessors at our request can lock in a fixed interest rate at an interest rate premium. To the extent the lessors do not lock in a fixed interest rate, if interest rates increase, our rent obligation would also increase. The lease has a term of seven years. If we desire to remain in the facility upon lease expiration, we would need to refinance or buy the facility at the financed project cost. We cannot assure you that refinancing will be available on comparable terms, if at all. Further, in the event the facility is sold, we have a guarantee obligation which makes us responsible to the extent that the value of the facility is less than the financed project cost and which will reach a maximum guarantee obligation of approximately $175.5 million if the value of the facility declined below approximately 12.25% of the financed project cost. While we believe that this lease provides a useful financing mechanism for the facility, adverse public perception of such lease arrangements and the associated risks may cause our stock price to decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements”.
To pursue our current business strategy and continue developing our products, we are likely to need substantial additional funding in the future. If we do not obtain this funding on acceptable terms, we may not be able to continue to grow our business and generate enough revenue to recover our investment in our product development effort.
     Since inception, we have expended, and will continue to expend, substantial funds to continue our research and development programs. We are likely to need additional financing to fund our operating expenses and capital requirements. We may not be able to obtain additional financing on acceptable terms. If we raise additional funds by issuing equity securities, equity-linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders or the new debt securities may contain restrictive financial covenants.
     Our need for additional funding will depend on many factors, including, without limitation:
•	the amount of revenue, if any, that we are able to obtain from our collaborations, any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our development programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	our ability to establish and maintain collaboration partnerships;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims; and

•	scientific progress in our research and development programs.

     If we are unable to raise additional funds, we may, among other things:
•	delay, scale back or eliminate some or all of our research and development programs;

•	delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.
Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant, uninsured liabilities.
     We do not carry insurance for all categories of risk that our business may encounter. We currently maintain general liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance policies. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. For example, the premiums for our directors’ and officers’ insurance policy have increased over time, and this type of insurance may not be available on acceptable terms or at all in the future. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.
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
     Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. We are involved in interference proceedings and may be involved in other interference proceedings in the future. We are also involved in opposition proceedings in connection with foreign patent filings and may be involved in other opposition proceedings in the future. We cannot assure you that we will be successful in any of these proceedings.
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
Because we are subject to extensive changing government regulatory requirements, we may be unable to obtain government approval of our products in a timely manner.
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
     We are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, emissions and wastewater discharges, and the use and disposal of hazardous or potentially hazardous substances used in connection with our research, including radioactive compounds and infectious disease agents. We also cannot accurately predict the extent of regulations that might result from any future legislative or administrative action. Any of these laws or regulations could cause us to incur additional expense or restrict our operations.
Many of our competitors have substantially greater capabilities and resources and may be able to develop and commercialize products before we do.
     We face intense competition from a wide range of pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies.
     Principal competitive factors in our industry include:
•	the quality and breadth of an organization’s technology;

•	the skill of an organization’s employees and its ability to recruit and retain skilled employees;

•	an organization’s intellectual property portfolio;

•	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and

•	the availability of substantial capital resources to fund discovery, development and commercialization activities.
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
     We do not manufacture any products for commercial use and do not have any experience in manufacturing materials suitable for commercial use. We are nearing the completion of construction and are beginning the validation phase of a large-scale manufacturing facility to increase our capacity for protein and antibody drug production. The FDA must inspect and license these facilities to determine compliance with cGMP requirements for commercial production. We may not be able successfully to establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.
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

Because we currently have only a limited marketing capability, we may be unable to sell any of our products effectively.
     We do not have any marketed products. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. GSK and others have co-marketing rights with respect to certain of our products. If we decide to market any products independently, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.
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
Our certificate of incorporation, bylaws and stockholder rights plan could discourage acquisition proposals, delay a change in control or prevent transactions that are in your best interests.
     Provisions of our certificate of incorporation and bylaws, as well as Section 203 of the Delaware General Corporation Law, may discourage, delay or prevent a change in control of our company that you as a stockholder may consider favorable and may be in your best interest. We have also adopted a stockholder rights plan, or “poison pill,” that may discourage, delay or prevent a change in control. Our certificate of incorporation and bylaws contain provisions that:
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
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. From January 1, 2005 through October 24, 2005, the closing price of our common stock has been as low as $7.75 per share and as high as $15.08 per share. The market price of our common stock could fluctuate widely because of:
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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with planned facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 16 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents and short-term and restricted investments by approximately $10.7 million, or approximately 1.3% of the aggregate fair value of $800.1 million, at September 30, 2005. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of September 30, 2005. We believe that any market change related to our investment securities held as of September 30, 2005 is not material to our consolidated financial statements. As of September 30, 2005, the yield on comparable two-year investments was approximately 4.2%, as compared to our current portfolio yield of approximately 3.4%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
     As of September 30, 2005, the market values of our equity investments in CAT and Corautus were approximately $12.9 million, and $7.0 million, respectively. Our investment in Corautus is subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.
     The facility lease we entered into during 2003 requires us to maintain minimum levels of restricted investments as collateral for this facility. Our restricted investments for this lease had reached the maximum required level of approximately $204.0 million as of September 30, 2005. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, our overall level of restricted investments will reach $219.0 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in both a rising or declining interest rate environment.
     The rent under the Traville lease is based on a floating interest rate. We can direct the lessor to lock in

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
a fixed interest rate. As of September 30, 2005, such a fixed rate for five years would be approximately 4.7% compared to the floating rate as of September 30, 2005 of approximately 3.6%. If interest rates increase, our rent obligations would also increase, which would result in an increase in our operating expenses.
     Changes in interest rates do not affect interest expense incurred on our Convertible Subordinated Notes because they bear interest at fixed rates.
     During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”) that manages our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks for 2005 to be immaterial to our operations as a whole. In February 2005, we established a wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) that sponsors our clinical trials in the Asia\Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks for 2005 with respect to HGS Pacific.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2005, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits

12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

BY:	/s/ H. Thomas Watkins
H. Thomas Watkins
Chief Executive Officer

BY:	/s/ Steven C. Mayer
Steven C. Mayer
Executive Vice President and
Chief Financial Officer
Dated: November 2, 2005

EXHIBIT INDEX
Exhibit Page Number

12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.