Form 10-K
period 2005-12-31
HUMAN GENOME SCIENCES INC
filed 2006-03-14
CIK 901219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File Number 0-22962
HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. employer identification number)
14200 Shady Grove Road, Rockville, Md. 20850-7464
(address of principal executive offices and zip code)
(301) 309-8504
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐         No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
The number of shares of the registrant’s common stock outstanding on January 31, 2006 was 131,272,133. As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $821,901,686.*
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Human Genome Sciences, Inc.’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

*	Excludes 59,748,441 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

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
Overview
      Human Genome Sciences is a biopharmaceutical company with a pipeline of novel compounds in clinical development, including drugs to treat such diseases as hepatitis C, lupus, anthrax disease, cancer, rheumatoid arthritis and HIV/AIDS. Additional products are in clinical development by companies with which we are collaborating.
      Our mission is to discover, develop, manufacture and market innovative drugs that serve patients with unmet medical needs, with a primary focus on protein and antibody products.
      We have developed and continue to enhance the resources necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company, including:

•	A drug development organization with the expertise necessary to design and implement well-focused, high-quality clinical trials of multiple compounds;

•	Manufacturing capability for the production of protein and antibody drugs for preclinical studies, clinical trials and the initial commercialization of our products;

•	A scientific and discovery base, including expertise in the discovery of novel protein and antibody drugs, as well as genomics, proteomics and informatics capabilities;

•	Protein formulation technology, including the albumin fusion technology we use to create long-acting protein drugs;

•	A significant patent estate;

•	A skilled and experienced management team and board of directors;

•	Employees who are creative, well-trained, hard-working and capable; and

•	A strong balance sheet.
      We have expanded our manufacturing facilities to allow us to produce larger quantities of protein and antibody drugs for clinical development. We have also completed the construction of a large-scale manufacturing facility to increase our capacity for protein and antibody drug production. We are strengthening our commercial operations staff, and our intent is to add marketing and sales staff as needed as our products approach commercialization.
      We have strategic partnerships with a number of leading pharmaceutical and biotechnology companies to leverage our strengths and to gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide us, and have provided us, with research funding, licensing fees, milestone payments and royalty payments as products are developed and commercialized. In some cases, we also are entitled to certain commercialization, co-development, revenue sharing and other product rights.
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
Strategy
      Our goal is to build a global biopharmaceutical company that discovers, develops, manufactures and markets innovative drugs directed to large markets that have significant unmet medical needs. Our strategy consists of the following key elements:

•	Concentrate on novel human antibody drugs and long-acting versions of existing protein drugs. We concentrate our internal product development efforts on new antibody drugs discovered through genomics-based research, and on new long-acting versions of existing protein drugs created using our albumin fusion technology. Human monoclonal antibody drugs derived from our gene discoveries account for the majority of our current product pipeline. We rely on collaborations for the development of other products discovered using our genomics-based technology, including additional protein and antibody drugs, gene therapy products, small molecule drugs, and diagnostic products.

•	Develop, manufacture and commercialize our gene-based products on our own and with our strategic partners. The drugs we develop are designed to meet unmet medical needs representing significant markets. We select a limited number of products to develop, manufacture and market either by ourselves or with partners. We also license certain products to strategic partners in exchange for upfront payments, product milestone payments, royalties on sales, and other rights.

•	Pursue strategic acquisitions. We may pursue strategic acquisitions to augment our capabilities, to provide access to complementary technologies, and to expand our portfolio of new drug candidates in therapeutic categories we have identified as strategic areas of concentration.

•	Expand our technology platform to accelerate our product development activities. We may continue to invest resources to expand and enhance our technology platform. We also may establish additional collaborations with leading biotechnology companies to gain access to complementary technologies for our product development efforts.

•	Capitalize on our intellectual property portfolio. We pursue patents to protect our intellectual property and have developed a significant intellectual property portfolio. We intend to capitalize on our portfolio. As of March 1, 2006, we had 492 issued U.S. patents covering genes, proteins and antibodies, and had filed U.S. patent applications covering many more human genes, the proteins they encode, antibodies and proprietary technologies.
Products
      We have discovered a large number of medically useful genes. All but one of our drugs that are currently in clinical trials are derived from genomics-based research. The other drug in clinical trials is an albumin fusion protein — a novel long-acting form of an existing therapeutic protein that we have modified to improve its pharmacological properties by using our proprietary albumin fusion technology.
      Our drugs in clinical development are: Albuferontm(albumin-interferon alpha 2b) for the treatment of chronic hepatitis C; LymphoStat-Btm (human monoclonal antibody to B-lymphocyte stimulator, BLyStm) for the treatment of lupus and other B-cell mediated diseases; ABthraxtm (human monoclonal antibody to Bacillus anthracis protective antigen) for the treatment of anthrax disease; HGS-ETR1 (agonistic human monoclonal antibody to TRAIL receptor 1) for the treatment of cancer; HGS-ETR2 and HGS-TR2J (agonistic human monoclonal antibodies to TRAIL receptor 2) for the treatment of cancer; and CCR5 mAb (human monoclonal antibody to the CCR5 receptor) for the treatment of HIV/AIDS.

      Our partners have advanced a number of products derived from our technology to clinical development. GlaxoSmithKline (GSK) has entered several small-molecule drugs into clinical development that were discovered by GSK using our technology, including darapladib (GSK480848), an inhibitor of Lp-PLA2 (lipoprotein-associated phospholipase A2) for the treatment of atherosclerosis, and relacatib (GSK462795), an inhibitor of cathepsin K for the prevention of bone metastases and treatment of osteoporosis and osteoarthritis. Corautus Genetics has entered VEGF-2 gene therapy into clinical trials for the treatment of severe vascular disease. In addition, GSK has advanced Albugontm, a novel long-acting form of glucagon-like peptide-1 (GLP-1) to Phase 1 clinical development for potential use in treating diabetes. We licensed Albugon to GSK in late 2004, under an agreement whereby GSK acquired exclusive worldwide rights to develop and commercialize Albugon for all human and therapeutic applications (described below under “Collaborative Arrangements”).
Clinical Programs
      The Human Genome Sciences clinical development pipeline includes drugs to treat such diseases as hepatitis C, lupus, anthrax disease, cancer, rheumatoid arthritis and HIV/AIDS. Our partners are conducting clinical trials of additional drugs to treat vascular and metabolic diseases.
Albumin Fusion Protein Drugs

Albuferontm (albumin-interferon alpha 2b)
      Albuferon is a novel long-acting form of interferon alpha. Recombinant interferon-alpha is approved for the treatment of hepatitis C, hepatitis B and a broad range of cancers. Human Genome Sciences modified interferon alpha to improve its pharmacological properties by using our albumin fusion technology. We are developing Albuferon as a potential treatment for chronic hepatitis C (HCV).
      In April 2005, we reported that the results of a Phase 2 trial of Albuferon as monotherapy demonstrated that Albuferon was well tolerated, showed robust antiviral activity, and was capable of producing durable dose-dependent reductions in hepatitis C viral load in patients with HCV who were naïve to interferon-alpha treatments. The majority of patients in the 900 mcg and 1200 mcg dose groups exhibited a second-phase decline in viral load at a level that has previously been shown to be predictive of sustained virologic response (SVR) in treatment with the pegylated interferons. Albuferon exhibited a median half-life of 148 hours, supporting dosing at intervals of 2-4 weeks. This compares to a reported mean elimination half-life of 80 hours (50-140 hours) for Pegasys and 40 hours (22-60 hours) for PEG-Intron. These data are strongly supportive of further evaluation in a larger study over a longer period of time in treatment-naïve patients.
      In November 2005, we reported the interim results of a Phase 2 trial of Albuferon in combination with ribavirin in patients with chronic hepatitis C who failed to respond to previous interferon alpha-based treatment regimens. The results to date demonstrate that Albuferon in combination with ribavirin was safe, well tolerated and showed antiviral activity in all treatment groups for which data were available. The primary efficacy endpoint of the study is sustained virologic response, defined as undetectable virus at 24 weeks after the end of 48 weeks of therapy. At Week 24, 30% of the patients had no detectable hepatitis C RNA viral load. Antiviral activity was similar for the 14-day and 28-day Albuferon treatment groups. We expect to have additional interim results, including data from higher dose cohorts, presented at an appropriate scientific meeting in the first half of 2006.
      Phase 2 results to date are strongly supportive of a Phase 2b trial of Albuferon in combination with ribavirin, versus Pegasys, in interferon-naïve patients. We completed enrollment and initial dosing of 458 patients in the Phase 2b study in October 2005. The Phase 2b trial is a randomized, open-label, multi-center, active-controlled, dose-ranging study conducted outside the U.S. Patients have been randomized into four treatment groups, three of which receive subcutaneously administered Albuferon (900 mcg at 14-day intervals, 1200 mcg at 14-day intervals, and 1200 mcg at 28-day intervals). The fourth treatment group serves as the active control group and receives weekly 180-mcg doses of subcutaneously administered peginterferon alfa-2a (Pegasys). All patients receive weight-based oral daily ribavirin at 1000 or 1200 mg in two divided doses. The primary objectives of the Phase 2b study are to evaluate the efficacy and safety of Albuferon in combination with ribavirin, versus Pegasys, in interferon alpha-naïve patients with chronic hepatitis C genotype 1. The primary efficacy endpoint is sustained virologic response, defined as undetectable virus at 24 weeks after completion of 48 weeks of treatment.
      We expect to have 12-week data from the Phase 2b comparative combination trial of Albuferon available in Spring 2006, and we plan to initiate Phase 3 development of Albuferon in patients with chronic hepatitis C before year-end 2006, assuming that data emerging from the Phase 2b study in the first half of the year are positive. We are also considering collaboration opportunities for Albuferon.

GSK716155 (albumin-glucagon-like peptide 1)
      GSK716155 (formerly known as Albugon) is a novel long-acting form of glucagon-like peptide-1 (GLP-1). It was created using our proprietary albumin fusion technology, and was brought to late-stage preclinical development by our scientists for potential use in the treatment of diabetes. GLP-1 is a peptide hormone that acts to help maintain healthy blood sugar levels and to control appetite. The primary obstacle to the use of GLP-1 as a therapeutic for diabetes is its extremely short half-life of about five minutes in the body. Preclinical studies show that GSK716155 retains the anti-diabetic and other beneficial activities of GLP-1, but with a substantially prolonged half-life.
      GSK acquired exclusive worldwide rights from Human Genome Sciences to develop and commercialize GSK716155 in October 2004 (described below under “Collaborative Arrangements”). In January 2006, we announced that we had received a $5.0 million milestone payment related to GSK’s filing of an Investigational New Drug (IND) application to begin Phase 1 clinical trials of GSK716155 for use in the treatment of diabetes. This milestone payment, which HGS recognized as revenue in the fourth quarter of 2005, brings the total amount of payments received from GSK related to the progress of GSK716155 to $12.0 million in 2005.
Human Monoclonal Antibody Drugs

LymphoStat-BTM (belimumab)
      LymphoStat-B is designed to inhibit the biological activity of B-lymphocyte stimulator, or BLyS. Preclinical studies indicate that higher than normal levels of BLyS may trigger autoimmune diseases by stimulating production of autoantibodies — antibodies that attack and destroy the body’s own healthy tissues. Over-production of autoantibodies may be counteracted by reducing BLyS levels with LymphoStat-B. We are developing LymphoStat-B as a potential treatment for autoimmune diseases, such as systemic lupus erythematosus (SLE) and rheumatoid arthritis. LymphoStat-B has received a Fast Track Product designation from the U.S. Food and Drug Administration (FDA) for the treatment of SLE, and has been selected for inclusion in the FDA’s Continuous Marketing Application Pilot 2 Program, which provides for frequent scientific feedback and interactions based on a prospectively defined agreement between the FDA and participating companies. In July 2005, GSK exercised its option under a June 1996 agreement to develop and commercialize LymphoStat-B jointly with Human Genome Sciences. Under the terms of the agreement, GSK and HGS will share equally in Phase 3/4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized under the agreement, under a co-development and commercialization agreement, the remaining terms of which are being negotiated by the parties.
      The lead indication for LymphoStat-B is SLE. The results of a Phase 2 trial of LymphoStat-B in SLE were announced in October 2005. The results demonstrated that LymphoStat-B significantly reduced SLE disease activity at Week 52 in seropositive patients. These patients, who represented greater than 70% of the total study population, are patients whose blood samples showed biomarkers for SLE disease at levels consistent with a classically defined SLE diagnosis. The Phase 2 results also added significantly to existing preclinical and clinical evidence of LymphoStat-B’s biological activity in SLE. Signs of drug activity were observed across the range of doses studied, including the lowest dose. Although LymphoStat-B significantly reduced disease activity in a majority of patients at Week 52, it did not meet the overall pre-specified primary efficacy study endpoints of reducing disease activity at Week 24 or reducing the time to the first disease flare over 52 weeks. Results further showed that LymphoStat-B was well tolerated with no clinically significant differences from placebo in adverse events, serious adverse events, laboratory abnormalities or infection rates. We expect that a full presentation of data from the Phase 2 trial of LymphoStat-B in SLE will take place at an appropriate scientific conference in the first half of 2006.
      In November 2005, we presented the results of our Phase 2 clinical trial of LymphoStat-B in rheumatoid arthritis (RA). The results demonstrated that LymphoStat-B met the study’s primary safety and efficacy endpoints, and significantly reduced RA disease activity at Week 24. All participants in the study received standard-of-care therapy. As measured by a commonly used standard known as ACR 20, the rate of improvement at Week 24 for patients treated with LymphoStat-B plus standard of care was approximately double the rate of improvement observed for the group treated with placebo plus standard of care. Results showed that LymphoStat-B was safe and well tolerated with no clinically significant differences from placebo in adverse events, serious adverse events or laboratory abnormalities. Biological activity data from the study suggest a potential role for LymphoStat-B in the treatment of RA, SLE and other autoimmune diseases. The results support additional Phase 2 study of LymphoStat-B in RA.
      In 2006, based on the Phase 2 results, we plan to initiate Phase 3 development of LymphoStat-B in systemic lupus erythematosus. We also plan to determine the best route forward for other potential indications for LymphoStat-B, including rheumatoid arthritis.

ABthraxTM (raxibacumab)
      ABthrax blocks the binding to cell surfaces of Bacillus anthracis protective antigen, the key facilitator of anthrax toxicity. ABthrax has received a Fast Track Product designation from the FDA for the treatment of anthrax disease. In 2004, we reported that the results of a Phase 1 clinical trial of ABthrax in healthy adult volunteers demonstrated that ABthrax was safe and well tolerated, and achieved the blood levels predicted by relevant animal models as necessary to afford significant protection from the lethal effects of the anthrax toxin. In addition, in accordance with the FDA guidance that emerged following the Bioterrorism Act of 2002, we have conducted preclinical studies in multiple relevant animal models of inhalational anthrax, which demonstrate that ABthrax administered either prior to or following anthrax spore challenge increases survival significantly.
      In October 2005, we announced that Human Genome Sciences has been awarded a two-phase contract to supply ABthrax to the U.S. Government. Under the first phase of the contract, we have supplied ABthrax to the U.S. Department of Health and Human Services (HHS) for comparative laboratory testing. Under the second phase, the U.S. Government has the option to place an order within one year to purchase ABthrax for the Strategic National Stockpile for use in the treatment of anthrax disease. The HHS comparative testing results, along with Human Genome Sciences’ own preclinical and clinical study results, will form the basis of the U.S. Government’s decision process for exercising its option to purchase additional product.
      In 2006, we will work toward achieving an order from the U.S. Government under the second phase of the contract to supply ABthrax for the Strategic National Stockpile. We will also pursue additional opportunities to supply ABthrax.

HGS-ETR1 (mapatumumab)
      HGS-ETR1 specifically recognizes, binds to and activates the TRAIL (tumor necrosis factor-related apoptosis-inducing ligand) receptor-1 protein to trigger programmed cell death in cancer cells. TRAIL receptor 1 was discovered by Human Genome Sciences and is found on the surface of a number of solid tumor and hematopoietic cancer cells. In August 2005, GSK exercised its option under a June 1996 agreement to develop and commercialize HGS-ETR1 jointly with Human Genome Sciences. Under the terms of the agreement, GSK and HGS will share equally in Phase 3/4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized under the agreement, under a co-development and commercialization agreement, the remaining terms of which will be negotiated by the parties.

      During 2005, we completed our Phase 2 trials of HGS-ETR1 as monotherapy in advanced non-small cell lung cancer, advanced colorectal cancer, and advanced non-Hodgkin’s lymphoma. The results of these Phase 2 trials support additional Phase 2 study of HGS-ETR1 in combination with chemotherapeutic agents. We reported in December 2005 that results of the Phase 2 study of HGS-ETR1 in patients with advanced non-Hodgkin’s lymphoma demonstrated that HGS-ETR1 was capable of producing clinical responses when administered as monotherapy in these patients. The results also showed that HGS-ETR1 was well tolerated, with minimal toxicity, and could be administered safely and repetitively. The data from the Phase 2 trial in non-Hodgkin’s lymphoma support further evaluation of HGS-ETR1 in combination with chemotherapeutic agents in hematopoietic malignancies.
      In November 2005, we reported the interim results of two Phase 1b trials of HGS-ETR1 in combination with chemotherapy (with gemcitabine and cisplatin, and with paclitaxel and carboplatin). The data presented showed that HGS-ETR1 in combination with chemotherapy was well tolerated and could be administered safely and repetitively at the doses and schedules evaluated in patients with advanced solid tumors. Partial response was observed in a number of patients in each of the studies. These results support further evaluation of HGS-ETR1 in combination with chemotherapy in Phase 2 trials.
      We plan to initiate Phase 2 development of HGS-ETR1 in combination with chemotherapy in hematopoietic cancers in 2006.

TRAIL-R2 mAbs (HGS-ETR2 and HGS-TR2J)
      HGS-ETR2 (lexatumumab) and HGS-TR2J specifically recognize, bind and activate the TRAIL receptor-2 protein to cause programmed cell death in cancer cells. The TRAIL receptor-2 protein was originally identified by Human Genome Sciences, and is found on the surface of a number of solid tumor and hematopoietic cancer cells.
      We completed two Phase 1 trials of HGS-ETR2 in advanced solid tumors and reported the results in November 2005. The results of the two studies demonstrated that HGS-ETR2 is well tolerated at doses as high as 10-mg/kg in patients with advanced solid tumors. In each study for which data were presented, stable disease was observed in a number of patients. The results warrant additional study of HGS-ETR2 in combination with chemotherapy to evaluate its potential for use in the treatment of specific cancers. We plan to initiate Phase 1b studies of HGS-ETR2 in combination with chemotherapy in 2006.
      We are continuing to enroll patients in a Phase 1 trial of HGS-TR2J in Canada.

CCR5 mAb
      CCR5 mAb binds specifically and with high affinity to the human CCR5 receptor and prevents entry of the HIV-1 retrovirus into the cell. The CCR5 receptor is a co-receptor on the cell surface that, together with CD4, mediates the binding of HIV-1 and its entry into the cell. Research has shown that the CCR5 receptor is the primary co-receptor for enabling HIV-1 transmission and replication from the early stages of disease through progression to AIDS.
      In March 2005, we announced the initiation of dosing of patients in a Phase 1 trial of CCR5 mAb in patients infected with the HIV-1 virus who are not receiving concurrent antiretroviral therapy. We expect to complete the Phase 1 trial in the first half of 2006, and will then determine the development pathway for CCR5 mAb based on Phase 1 results.

Genomics-Derived Small Molecule Drugs

Darapladib (GSK480848)
      The first genomics-derived small molecule drug to enter clinical trials was discovered by our collaborator, GSK, using HGS technology. Darapladib (GSK480848) is an inhibitor of lipoprotein-associated phospholipase A2 (Lp-PLA2). Lp-PLA2 is an enzyme associated with the formation of atherosclerotic plaques. In 2003, GSK announced the completion of a Phase 2 clinical trial of darapladib. GSK has indicated

that it plans to advance darapladib to Phase 3 clinical trials for the treatment of cardiovascular disease. Using our technology, GSK also has discovered two additional small-molecule inhibitors of Lp-PLA2, GSK659032 and GSK677116, which are in clinical development as backup compounds to darapladib for the treatment of cardiovascular disease.
      Under the terms of an agreement signed in 1993, as amended in 1996, HGS is entitled to receive clinical development milestone payments and royalties for compounds discovered by GSK through the use of our technology and intellectual property. In September 2001, we received a $1.0 million milestone payment from GSK in connection with the initiation of Phase 1 clinical trials of 480848 to investigate its potential use in the treatment of cardiovascular disease. In February 2003 and March 2004, we received $1.0 million milestone payments from GSK in connection with the initiation of clinical trials of GSK659032 and GSK677116, respectively. We are entitled to receive an additional milestone payment if GSK480848, GSK659032 or GSK677116 moves through clinical development into registration, and we will receive royalties of up to 10% if a compound is commercialized. In addition, we have an option to co-promote up to 20% in North America and Europe.

Relacatib (GSK462795)
      Relacatib (GSK462795) is a genomics-derived small-molecule compound that inhibits the activity of cathepsin K, an enzyme that appears to be implicated in osteoporosis, bone metastases and certain other disorders causing bone degradation. Relacatib was discovered by GSK using HGS technology. GSK has advanced relacatib to Phase 2 clinical trials for the treatment of bone metastases. Relacatib is also in development for the treatment of osteoporosis and osteoarthritis.
      Under the terms of the 1993 agreement, HGS received a $1.0 million milestone payment from GSK in 2002, in connection with the initiation of clinical trials of GSK462795. We are entitled to receive an additional milestone payment if GSK462795 moves through clinical development into registration and will receive royalties of up to 10% if the compound is commercialized. In addition, we have an option to co-promote up to 20% in North America and Europe.

Gene Therapy

VEGF-2 (vascular endothelial growth factor-2)
      VEGF-2 is a novel gene that was discovered and characterized by HGS. The VEGF-2 gene encodes the VEGF-2 protein, which scientists believe signals the body to grow new blood vessels. We licensed VEGF-2 to Corautus Genetics for use in the field of gene therapy. VEGF-2 gene therapy is being developed for the treatment of vascular disease. The FDA has granted Fast Track Product designation to Corautus for VEGF-2 for the treatment of severe angina associated with vascular disease.
      Corautus was formed in February 2003 from the merger of Vascular Genetics and GenStar Therapeutics. Corautus has completed Phase 1/2 clinical trials of VEGF-2, and is currently conducting Phase 2b clinical trials of VEGF-2 in patients with severe angina associated with vascular disease. Human Genome Sciences is entitled to receive up to a 10% royalty on net sales of any product brought to market by Corautus that is based on the VEGF-2 gene.
Preclinical Programs
      Human Genome Sciences has an active preclinical development program, including novel human protein and antibody drugs discovered through genomics-based research, and new long-acting versions of existing proteins created using our albumin fusion technology. In December 2005, we announced that we have decided to spin off our CoGenesys division as an independent company that will focus on the early development of selected gene-based product opportunities and the monetization of certain intellectual property and technology assets that we are unlikely to develop internally because of our priority focus on commercialization (described below under “Collaborative Arrangements”). Under the agreement, which will be treated as a sale for accounting purposes, we retain the right of first refusal to several specific products that may be developed by

CoGenesys, and we have the option to have CoGenesys continue to perform preclinical development work for up to two HGS products per year. We will continue to have a strong internal research group as well, including approximately 65 scientists and support personnel responsible for late-stage preclinical development of drug leads, research on new indications for our products in clinical development, clinical assay and pharmacology support for clinical programs, and safety assessment, including toxicology, pharmacokinetics and pathology.
Research and Development
      Human Genome Sciences has developed core competencies in the discovery and understanding of human genes and their biological functions, and in the discovery and development of human protein and antibody drugs.

Gene, Protein and Human Antibody Technology
      We have isolated a large collection of human genes in their useful messenger RNA form. A gene in the form of messenger RNA can be used to make one protein that carries out a specific function in the human body. We have developed methods to make small quantities of proteins. We have developed automated systems to analyze the effects of these proteins on human cells and tissues. We have developed an informatics system to store and integrate the biological data points that result from our experiments.
      We have acquired rights to a variety of human antibody technologies, and have integrated these technologies into our research and development program. We also continue to collaborate with a number of leading antibody companies. Many medical conditions are the result of an excess of a specific protein in the body. Some antibody drugs can inactivate such proteins and bring therapeutic benefits to patients. Such drugs are known as antagonistic antibodies. For example, LymphoStat-B, which is currently in clinical trials for the treatment of systemic lupus erythematosus and rheumatoid arthritis, is an antagonistic human monoclonal antibody. All currently marketed antibody drugs are antagonistic antibodies. In certain medical conditions, it may be desirable to stimulate artificially a specific biological activity. Antibodies that stimulate biological activity are known as agonistic antibodies. Human Genome Sciences has three such drugs in clinical trials — HGS-ETR1 (TRAIL-R1 mAb), HGS-ETR2 (TRAIL-R2 mAb) and HGS-TR2J (TRAIL-R2 mAb). Binding of these antibodies to their respective TRAIL receptors triggers programmed cell death in cancer cells. HGS-ETR1, HGS-ETR2 and HGS-TR2J are agonistic human monoclonal antibodies that mimic the cancer-killing activity of the natural TRAIL ligand. We believe that they are the first human agonistic antibodies to enter clinical trials.
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
Drug Development
      We have built a drug development organization with the expertise necessary to design and implement well-focused, high-quality clinical trials of multiple compounds. We seek to gather, document and analyze clinical trial data in such a way that they can be submitted to regulatory authorities and used to support

Biologics License Applications at the appropriate time. We have assembled experienced teams in key strategic areas of development, including:

•	Clinical Research. The clinical research group is responsible for the design, planning and analysis of clinical trials, and matches novel biological molecules emerging from our protein and antibody discovery programs to unmet medical needs. The group includes our biostatistics team.

•	Clinical Operations. The clinical operations group executes clinical trials and is responsible for managing clinical trial sites and ensuring that all proper procedures are followed during the collection of clinical data. The group includes our data management team.

•	Project Management. Our project management team oversees the process of development of a drug from the earliest stages of research through the conduct of clinical development and regulatory filings.

•	Regulatory Affairs. The regulatory affairs group manages communications with and submissions to regulatory authorities.

•	Drug Safety. As our products advance in clinical testing, our medical affairs group collects and analyzes information on drug experience and safety, and ensures that accurate medical information is distributed.

•	Quality Assurance. The quality assurance group ensures compliance with all regulatory requirements for the clinical development and manufacture of new products.

•	Bioanalytical Sciences. The bioanalytical sciences group develops highly specialized assays that are used during monitoring of preclinical tests and clinical trials. Other assays help to ensure the quality and consistency of our products.

•	Manufacturing. We have manufacturing capability for the production of protein and antibody drugs for our clinical trials, as well as for preclinical studies. We have expanded our manufacturing facilities as our development pipeline has progressed to allow us to produce larger quantities of protein and antibody drugs for clinical development. We have completed the construction of a large-scale manufacturing facility to support our increasing needs for protein and antibody drug production capacity related to the continuing progress of our product candidates and, eventually, the commercialization of our products.
Collaborative Arrangements
      Forming strategic alliances with leading pharmaceutical and biotechnology companies is an element of our strategy. We currently have three major types of collaborations: Human Gene Therapeutic Consortium, Product Collaborations and Technology Collaborations.
Human Gene Therapeutic Consortium
      Between 1993 and 1997, we entered into major collaborations with GlaxoSmithKline, Takeda, Schering-Plough, Sanofi-Synthelabo and Merck KGaA. We refer to these collaborations collectively as the Human Gene Therapeutic Consortium. Under these collaborations, we provided our drug discovery capabilities in exchange for access to our partners’ drug development and commercialization expertise as well as research funding and long-term value creation through potential milestone and royalty payments. We also are entitled to certain commercialization, co-development, revenue sharing and other product rights. The initial research term of these collaborations ended in June 2001, although certain aspects of these arrangements continue. Our partners have informed us that they have been pursuing research programs involving many different genes for the creation of small molecule, protein and antibody drugs. We cannot assure you that any of these programs will be continued or will result in any approved drugs.
      GlaxoSmithKline. We are entitled to receive royalty payments, based on net sales of certain products developed by GSK from any of our patents or technologies that fall within GSK’s field, for any sales made by GSK or its licensees. We also are entitled to milestone payments in connection with the development of these products. We hold an option to co-promote any products sold by GSK in the U.S., Canada, Mexico and Europe, subject to the rights granted to Takeda and other collaborators. Our collaboration agreements with GSK include an option for GSK to co-develop and co-commercialize certain Human Genome Sciences products, including LymphoStat-B, HGS-ETR1 and HGS-ETR2 if we develop these products through Phase 2. In July and August 2005, respectively, GSK exercised its options under a June 1996 agreement to develop and commercialize LymphoStat-B and HGS-ETR1 jointly with Human Genome Sciences. Under the terms of the agreement, GSK and HGS will share equally in Phase 3/4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized under the agreement, under a co-development and commercialization agreement, the remaining terms of which will be negotiated by the parties. GSK also would be entitled to share in license fees, milestone payments and royalty payments for certain products if we license the products to a third party.
      Takeda. We entered into an option and license agreement with Takeda, pursuant to which Takeda has exercised its option to develop and commercialize HGS-ETR1 in Japan.
Product Collaborations
      GlaxoSmithKline. In October 2004, we announced an agreement with GlaxoSmithKline under which GSK acquired exclusive worldwide rights to develop and commercialize Albugontm (albumin-GLP-1) for all human therapeutic and prophylactic applications. Albugon, a novel long-acting form of glucagon-like peptide-1 (GLP-1), was created using Human Genome Sciences’ proprietary albumin fusion technology, and was brought to late-stage preclinical development by our scientists for potential use in the treatment of diabetes. Under the agreement, Human Genome Sciences has received or is entitled to an upfront payment fee and clinical development and commercial milestone payments that could amount to as much as $183.0 million, as well as additional milestones for other indications developed. We also will receive royalties on the annual net sales of any products developed and commercialized under the agreement. In 2004, we received an up-front fee, which we are recognizing as revenue ratably over the planned clinical development period, which is approximately seven years. In August 2005, we announced the receipt of $7.0 million in payments related to the achievement of manufacturing and preclinical development milestones. In January 2006, we announced receipt of a $5.0 million milestone payment related to GSK’s filing of an Investigational New Drug (IND) application to begin Phase 1 clinical trials of GSK716155 for use in the treatment of diabetes. Of the $12.0 million in total payments received in 2005, HGS recognized $2.0 million as revenue in the second quarter, recognized $5.0 million as revenue in the third quarter and recognized $5.0 million as revenue in the fourth quarter.
      Kirin. In October 2002, we entered into a license agreement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. relating to the development and commercialization of agonistic human antibodies to TRAIL receptor 2. Under the agreement, we will work together to identify and optimize the best candidate for clinical development. Kirin will develop and commercialize any resulting drug in Japan and Asia/Australasia. We will develop and commercialize any resulting drug in North America, Europe and the rest of the world.
      CoGenesys. CoGenesys has made important progress since we created it as an HGS division in the first quarter of 2005, and has demonstrated its ability to generate value through the early development of promising HGS assets. In December 2005, we announced that we have decided to spin off our CoGenesys division as an independent company that will focus on the early development of selected gene-based product opportunities and the monetization of certain HGS intellectual property and technology assets that are unlikely to be developed by HGS due to our priority focus on commercialization of the compounds in our clinical development pipeline. Under the agreement, which will be treated as a sale for accounting purposes, HGS will provide CoGenesys with funding up to $10.0 million to be repaid either in cash or equity at the option of HGS, following completion of CoGenesys funding. HGS will grant CoGenesys exclusive rights to develop and commercialize biological products based on certain human genes discovered by HGS, and will grant CoGenesys a license to use its proprietary albumin-fusion technology to develop and commercialize certain albumin-fusion proteins for therapeutic use. HGS will have the right to retain an equity investment in CoGenesys, and will receive an upfront payment, either in cash or equity at the option of HGS, for the assets, intellectual property and technology licensed to CoGenesys. HGS also is entitled to a portion of the revenue

CoGenesys receives from outlicensing or sales of therapeutic and diagnostic products successfully developed and commercialized. HGS retains the right of first refusal prior to outlicensing by CoGenesys of several specific products that may be developed under the agreement. In addition, HGS has the option to have CoGenesys continue to perform pre-IND development work for up to two Human Genome Sciences products per year, with reimbursement for expenses on a cost-plus basis; CoGenesys will be entitled to milestone payments as any resulting products advance through development. As an independent company, CoGenesys will assume salary and benefits obligations for its approximately 60 employees, and will also assume responsibility for its 48,000-square-foot facility, along with relevant equipment leases. We plan to complete the CoGenesys transaction in the first half of 2006. CoGenesys will remain a division of HGS pending successful completion of funding from sources outside HGS.
      Corautus. In February 2003, we obtained approximately an 18% equity interest in Corautus Genetics Inc., a publicly traded company that resulted from the merger of Vascular Genetics, Inc. (VGI) and GenStar Therapeutics Corporation. Corautus assumed the exclusive license in the field of gene therapy for our VEGF-2 gene, previously granted to VGI. As of December 31, 2005, we owned approximately 8% of Corautus.
      diaDexus. During 2003, diaDexus announced that the FDA cleared its PLACtm test for marketing as a diagnostic aid for use in helping predict an individual’s risk for coronary heart disease. The PLAC test measures the level of lipoprotein-associated phospholipase A2 (Lp-PLA2) in human blood. The PLAC test was discovered through the use of our technology, and Human Genome Sciences is entitled to receive royalties on sales of the PLAC test. diaDexus also received from GSK the right to develop products based on a large number of diagnostic targets identified by Human Genome Sciences. We will be entitled to royalties on the sale of any products developed from these targets. In 2003, we acquired exclusive, worldwide rights from diaDexus to develop and commercialize diagnostic immunohistochemical tests based on the TRAIL receptor-1 and TRAIL receptor-2 proteins.
      Amgen. In January 2006, we announced a license agreement under which Amgen has acquired exclusive worldwide rights to develop and commercialize therapeutic biological products for human use based on a human gene discovered by HGS that may have potential applications in autoimmune diseases, immune deficiencies or suppression, and cancer. Amgen also has acquired non-exclusive worldwide rights for the development and commercialization of diagnostic products for human use based on the same gene. According to the terms of the agreement, HGS received an upfront payment and will receive certain annual fees, as well as development milestone payments and royalties on annual net sales for therapeutic and diagnostic products successfully developed and commercialized using such rights.
      Genentech. In August 2003, we entered into an agreement with Genentech in which we granted to Genentech exclusive worldwide patent rights to develop and commercialize therapeutic biologic products for human use based on a human gene discovered by Human Genome Sciences that may have potential applications in immunology, oncology and neurology. Non-exclusive, worldwide rights for the development and commercialization of diagnostic and small molecule products for human use based on the same gene also were granted.
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
      Biosite. We entered into a license agreement with Biosite granting exclusive rights to specific intellectual property in March 2005. Biosite intends to develop a diagnostic hospital-based point of care testing unit. According to the terms of the agreement, we received an upfront payment and will receive development milestone payments and royalties on annual net sales for hospital-based point of care testing unit successfully developed and commercialized using such rights.
      PDL BioPharma. In January 2006, we announced a worldwide license agreement with PDL BioPharma under which we granted PDL certain exclusive rights to intellectual property for an undisclosed target antigen discovered by HGS. Under terms of the agreement, our CoGenesys division received an upfront licensing fee, and is entitled to development milestone payments and royalties on future sales of antibody therapeutics developed by PDL against the target. PDL also will provide CoGenesys with access to its antibody humanization technology platform, which will help enable CoGenesys’ own internal discovery and development programs. In December 2005, we announced the decision to spin off CoGenesys (which will include the license agreement with PDL) as an independent company, contingent on a successful completion of CoGenesys funding (see “CoGenesys” above).
Technology Collaborations

Antibodies and Peptides
      Abgenix. In November 1999, we entered into a collaboration and license agreement with Abgenix relating to the field of fully human antibody drug candidates, which was amended in 2001; the research term of this agreement expired in November 2005. In May 2003, Human Genome Sciences announced that we had acquired an exclusive worldwide license from Abgenix to develop and commercialize a fully human monoclonal antibody to the CCR5 receptor. We received clearance from the FDA to initiate clinical development of CCR5 mAb in December 2004, and we announced in March 2005, that we had initiated dosing in a Phase 1 trial of CCR5 mAb in patients infected with the HIV-1 virus. We expect to complete the Phase 1 trial in the first half of 2006, and will then determine the development pathway for CCR5 mAb based on Phase 1 results. We will pay milestone and royalty payments for this product as it is developed and if it is commercialized.
      Cambridge Antibody Technology (CAT). In August 1999, we entered into an antibody license agreement with CAT for the development of fully human antibody therapeutics for up to three of our target human proteins. Pursuant to this agreement, we have entered into an exclusive license agreement for LymphoStat-B, which was discovered in collaboration with CAT. Under this 1999 agreement, we have paid CAT $2.3 million for one milestone and fees through the end of 2005. In February 2000, we entered into a broader agreement with CAT that provides us with the right to use their technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. Pursuant to this agreement, we have obtained an exclusive license with respect to TRAIL receptor 1, TRAIL receptor 2 and ABthrax. Under this same agreement, we made an equity investment in CAT. We have sold a portion of this equity investment and as of December 31, 2005, we owned approximately 2% of CAT. CAT has the right to select up to twenty-four of our proprietary antigens for preclinical development. We have the option to share clinical development costs and to share the profits equally with them on up to eighteen such products. CAT has rights to develop six such products on their own. We are entitled to clinical development milestone and royalty payments on those six products. Under the 2000 agreement, we have paid to CAT $4.5 million in milestone payments through the end of 2005.
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
Other
      Transgene. In February 1998, we entered into an agreement with Transgene relating to the field of human gene therapy, including gene therapy vaccines, to the extent that it will not conflict with our other collaboration agreements. Under this agreement, we granted Transgene the right to license exclusively up to 10 genes. We obtained a 10% equity interest in Transgene, which has been sold, and certain co-development and co-marketing rights. Transgene selected two genes from our database, CTGF-2 and TIMP-4, as its first two exclusive gene therapy products. CTGF-2 stimulates the formation of blood vessels and could be an effective tool in the control of coronary artery disease. TIMP-4 prevents restenosis, which is the growth of blood-vessel obstruction following an angioplasty. Our collaboration with Transgene will end in 2008.
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
      Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings relating to the scope of protection of our patents and those of others, and are likely to be involved in additional proceedings that may affect directly or indirectly patents and patent applications related to our products or the products of our partners. For example, we are involved in interference proceedings related to products based on TRAIL receptor 2 (such as HGS-ETR2 and HGS-TR2J) and opposition proceedings related to products based on BLyS (such as LymphoStat-B). Any such lawsuit or proceeding may result in a significant commitment of resources in the future. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.
      We have filed U.S. patent applications with respect to many human genes and their corresponding proteins. We have also filed U.S. patent applications with respect to all or portions of the genomes of several infectious and non-infectious microorganisms. As of March 1, 2006, we had 492 U.S. patents covering genes and proteins. Our remaining applications may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases. In certain instances, we will be dependent upon our collaborators to file and prosecute patent applications.
      Other companies or institutions have filed, and may in the future file, patent applications that attempt to patent genes similar to those covered in our patent applications, including applications based on our potential products. Any patent application filed by a third party may prevail over our patent applications, in which event the third party may require us to stop pursuing a potential product or to negotiate a royalty arrangement to pursue the potential product.
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
      We believe that the quality and breadth of our technology platform, the skill of our employees and our ability to recruit and retain skilled employees, our patent portfolio, our capabilities for research and drug development, and our capital resources are competitive strengths. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have, and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.
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
      Clinical Testing. Typically, clinical testing involves a three-phase process, which generally lasts four to seven years, and sometimes longer:

•	Phase 1 clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism.

•	Phase 2 clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate preliminary efficacy and optimal dosages statistically and to expand evidence of safety.

•	Phase 3 clinical trials are large-scale, multi-center, comparative trials, which are designed to gather additional information for proper dosage and labeling of the drug and to demonstrate its overall safety and efficacy.
      The FDA monitors the progress of each phase of testing, and may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. The clinical trial process may be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA.
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
Manufacturing
      We are able to manufacture multiple protein and antibody drugs for use in research and clinical activities. We produce and purify these protein and antibody drugs within process development and manufacturing facilities that now total approximately 595,000 square feet. We do not manufacture any products for commercial use and do not have any experience in manufacturing materials suitable for commercial use.
      We are building our manufacturing organization and facilities with the intent of manufacturing our own commercial materials. Our long-range plan is to establish additional manufacturing capabilities to allow us to meet our commercial manufacturing requirements. We have manufacturing capability for the production of protein and antibody drugs for our clinical trials, as well as for preclinical studies. We have expanded our manufacturing facilities as our development pipeline has progressed to allow us to produce larger quantities of protein and antibody drugs for clinical development. In 2004, we completed construction and commissioning of approximately 28,200 square feet of manufacturing space at our Traville site. In 2005, we completed the construction of a 291,000-square-foot large-scale manufacturing facility to allow for the production of protein and antibody drugs for both clinical and commercial use. We plan to complete the commissioning and validation of this facility in the second half of 2006. The FDA must inspect and license these facilities to determine compliance with cGMP requirements for commercial production. We may not be able successfully to establish manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements. For a description of the financing arrangements for these facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
Marketing
      We do not have any marketed products. We have a strategic marketing group to analyze the commercial value of our product portfolio and the competitive environment. The strategic marketing group also analyzes patient needs and customer preferences with respect to our product development and planning. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. GlaxoSmithKline and others have co-marketing rights with respect to certain of our products. If we decide to market any products, either independently or together with partners, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.
Employees
      As of March 1, 2006, we had approximately 880 full-time employees. None of our employees is covered by a collective bargaining agreement and we consider relations with our employees to be good.
ITEM 1A.     RISK FACTORS
      There are a number of risk factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.
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
      Because our product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.
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
      We expect to continue to incur losses and we cannot assure you that we will ever become profitable. We are in the mid-stage of development, and it will be a number of years, if ever, before we are likely to receive revenue from product sales or royalty payments. We will continue to incur substantial expenses relating to research and development efforts and human studies. The development of our products requires significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.
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
      During the past two years, we have sharpened our focus on our most promising drug candidates. We have reduced the number of drugs in early development and are focusing our resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In order to reduce significantly our expenses, and thus enable us to dedicate more resources to the most promising drugs, we have reduced staff, streamlined operations and consolidated facilities. In December 2005, we entered into an agreement to spin off our CoGenesys division as an independent company, in a transaction that will be treated as a sale for accounting purposes. CoGenesys will focus on the development of assets that were unlikely to be developed by us.
      Our ability to discover and develop new early stage preclinical products will depend on our internal research capability. We substantially reduced our internal research capability as part of our restructuring in the first quarter of 2004. Our internal research capability will be further reduced following the spin-off of CoGenesys. Although we continue to conduct discovery and development efforts on early stage products, our limited resources for discovering and developing early stage preclinical products may not be sufficient to discover new preclinical drug candidates.

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
      Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA monitors the progress of each phase of testing, and may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

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
      To date, data obtained from our clinical trials are not sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. Based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. For example, in 2005, we discontinued our clinical development of LymphoRad131, a product candidate to treat cancer.
      We face risks in connection with our ABthrax product in addition to risks generally associated with drug development.
      Our entry into the biodefense field with the development of ABthrax presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies, including the U.S. Army, are known to be developing biodefense pharmaceuticals and related products to combat anthrax. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. Government and its agencies, the success of ABthrax will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. In the case of the U.S. Government, executive or legislative action could attempt to impose production and pricing requirements on us. We have entered into a two-phase contract to supply ABthraxtm, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, we will supply ten grams of ABthrax to the U.S. Department of Health and Human Services (HHS) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government has the option to place an order within one year for up to 100,000 doses of ABthrax for the Strategic National Stockpile, for use in the treatment of anthrax disease. We believe that the HHS comparative testing results, along with Human Genome Sciences’ own preclinical and clinical study results, will form the basis of the U.S. Government’s decision process for exercising its option for additional product for the Strategic National Stockpile. We do not know whether the U.S. Government will purchase ABthrax, and if it does, the timing, extent and amount of such purchases. If the U.S. Government decides to place an order for ABthrax, we will continue to face risks related to animal and human testing, to the manufacture of ABthrax and to FDA concurrence that ABthrax meets the requirements of the contract. If we are unable to meet the product requirements associated with this contract, the U.S. Government will not be required to reimburse us for the costs incurred or to purchase any product pursuant to that order.
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

RISK FROM COLLABORATION RELATIONSHIPS AND STRATEGIC ACQUISITIONS
      Our plan to use collaborations to leverage our capabilities and to grow in part through the strategic acquisition of other companies and technologies may not be successful if we are unable to integrate our partners’ capabilities or the acquired companies with our operations or if our partners’ capabilities do not meet our expectations.
      As part of our strategy, we intend to continue to evaluate strategic partnership opportunities and consider acquiring complementary technologies and businesses. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Our current agreements that grant us access to such technology may expire and may not be renewable. Our partners may prove difficult to work with or less skilled than we originally expected. In addition, any past collaborative successes are no indication of potential future success. In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biotechnology and genomics industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration are increased by the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources that may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, to integrate and retain key scientific personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.
      Although GSK has agreed to be our partner in the development and commercialization of LymphoStat-B and HGS-ETR1, we may be unable to negotiate an appropriate co-development and co-marketing agreement.
      As part of our June 1996 agreement with GSK, we granted a 50/50 co-development and commercialization option to GSK for certain human therapeutic products that successfully complete Phase 2a clinical trials. On July 7, 2005, we announced that GSK had exercised its option to develop and commercialize LymphoStat-B (belimumab) jointly with us and on August 18, 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1 (mapatumumab) jointly with us. Under the terms of the 1996 agreement, GSK and we will share equally in Phase 34 development costs of these products, and will share equally in sales and marketing expenses and profits of any such product that is commercialized pursuant to co-development and commercialization agreements, the remaining terms of which are subject to negotiation. We do not know if we will be successful in negotiating such agreements, and if we are unsuccessful, we do not know if, and how, GSK and we will collaborate on these products.
      If we complete the spin-off of our CoGenesys division, our ability to receive revenues from the assets transferred with CoGenesys will depend on CoGenesys’ ability to develop and commercialize those assets.
      The spin-off of our CoGenesys division is contingent on the receipt by CoGenesys of third party financing. As a result, we cannot assure you that the transaction, which will be treated as a sale for accounting purposes, will be completed as currently structured. If the transaction is completed, we will depend on CoGenesys to develop and commercialize those assets. If CoGenesys is not successful in its efforts, we may not receive any revenue from the development of CoGenesys assets. CoGenesys will require significant third party financing, which may be unavailable. In addition, our relationship with CoGenesys will be subject to the risks and uncertainties inherent in our other collaborations.

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
      As of December 31, 2005, we had long-term obligations of approximately $510.0 million. We also had a future guarantee obligation of $200.0 million under the current terms of one facility lease. Our substantial debt and future guarantee will have several important consequences for our future operations. For instance:

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
      We have entered into an off-balance sheet facility lease arrangement that constitutes a significant financial obligation and possible risks to our financial condition.
      In the second quarter of 2003, we entered into a facility lease for our research and development and administrative facility. Under U.S. generally accepted accounting principles, this lease was treated as an operating lease. In the event we default on our obligation under the lease, we may be responsible for up to $200.0 million of the cost of the facility because of a guarantee we made in connection with the lease. This obligation is not required to be reflected as a liability on our balance sheet, but is described in footnotes to our financial statements. We are required to pledge marketable securities as security for our obligation under the lease and the related documents. As of December 31, 2005, we included approximately $220.2 million of restricted investments on our balance sheet, of which approximately $207.2 million was held as restricted investments providing collateral for our obligation with respect to this facility. If the value of our pledged investments declines, because of an increase in interest rates or otherwise, we would need to pledge additional investments, which would further reduce our working capital. The rent under this lease is based on a floating interest rate, but the lessors at our request can lock in a fixed interest rate at an interest rate premium. To the extent the lessors do not lock in a fixed interest rate, if interest rates increase, our rent obligation would also increase. The lease has a term of seven years. If we desire to remain in the facility upon lease expiration, we would need to refinance or buy the facility at the financed project cost. We cannot assure you that refinancing will be available on comparable terms, if at all. Further, in the event the facility is sold, we have a guarantee obligation which makes us responsible to the extent that the value of the facility is less than the financed project cost and which will reach a maximum guarantee obligation of approximately $175.5 million if the value of the facility declined below approximately 12.25% of the financed project cost. While we believe that this lease provides a useful financing mechanism for the facility, adverse public perception of such lease arrangements and the associated risks may cause our stock price to decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements”.
      To pursue our current business strategy and continue developing our products, we are likely to need substantial additional funding in the future. If we do not obtain this funding on acceptable terms, we may not be able to continue to grow our business and generate enough revenue to recover our investment in our product development effort.
      Since inception, we have expended, and will continue to expend, substantial funds to continue our research and development programs. We are likely to need additional financing to fund our operating expenses and capital requirements. In the third quarter of 2005, we issued $230.0 million in 2 1/4% convertible subordinated notes due 2012 and in the fourth quarter of 2005, we repurchased all of the remaining outstanding subordinated notes due 2007. We may not be able to obtain additional financing on acceptable terms. If we raise additional funds by issuing equity securities, equity-linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders or the new debt securities may contain restrictive financial covenants.
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
      Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings relating to the scope of protection of our patents and those of others. Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.
      If our patent applications do not result in issued patents, our competitors may obtain rights to and commercialize the discoveries we attempted to patent.
      Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. We are involved in interference proceedings, including proceedings related to products based on TRAIL Receptor 2 (such as HGS-ETR2 and HGS-TR2J) and may be involved in other interference proceedings in the future. We are also involved in opposition proceedings in connection with foreign patent filings, including oppositions related to products based on BLyS (such as LymphoStat-B), and may be involved in other opposition proceedings in the future. We cannot assure you that we will be successful in any of these proceedings.
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
      Regulations in the U.S. and other countries have a significant impact on our research, product development and manufacturing activities and will be a significant factor in the marketing of our products. All of our products will require regulatory approval prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and similar regulatory authorities in other countries, such as in Europe and Japan. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our ability to commercialize our products in a timely manner, or at all.

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
      We are aware of products in research or development by our competitors that address all of the diseases we are targeting. Any of these products may compete with our product candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology or drugs under development obsolete or noncompetitive. In addition, our albumin fusion protein products are designed to be longer-acting versions of existing products. The existing product in many cases has an established market that may make the introduction of our product more difficult.
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
      We do not have any marketed products. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. GSK and others have co-marketing rights with respect to certain of our products. If we decide to market any products, either independently or together with partners, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.
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
      Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. From January 1, 2005 through December 31, 2005, the closing price of our common stock has been as low as $7.75 per share and as high as $15.08 per share. The market price of our common stock could fluctuate widely because of:

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

ITEM 2.     PROPERTIES
      We currently lease and occupy approximately 1,217,000 square feet of laboratory, manufacturing and office space in Rockville, Maryland. Our space includes approximately 325,000 square feet of laboratory space, approximately 595,000 of manufacturing and manufacturing support space and approximately 297,000 square feet of office space.
      In 2005 we completed construction of a 291,000-square-foot large-scale manufacturing facility for which we have begun the validation phase. We anticipate placing the facility into operational service in the second half of 2006. This manufacturing facility will allow us to produce larger quantities of our antibody drugs for clinical development.
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
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER’S MATTERS
      Our common stock has been traded on the NASDAQ National Market System under the symbol HGSI since December 2, 1993. The following table presents the quarterly high and low closing prices as quoted by NASDAQ.

2004	High	Low
First Quarter	$14.55	$11.37
Second Quarter	$14.10	$10.34
Third Quarter	$13.05	$8.54
Fourth Quarter	$12.02	$9.49

2005	High	Low
First Quarter	$12.95	$9.08
Second Quarter	$11.58	$9.12
Third Quarter	$15.08	$11.68
Fourth Quarter	$14.06	$7.75
      As of January 31, 2006, there were approximately 796 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future, in part because existing contractual agreements prohibit such dividends. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      We present below our selected consolidated financial data for the years ended December 31, 2005, 2004 and 2003, and as of December 31, 2005 and 2004, which have been derived from the audited consolidated financial statements included elsewhere herein and should be read in conjunction with such consolidated financial statements and the accompanying notes. We present below our selected financial data for the years ended December 31, 2002 and 2001, and as of December 31, 2003, 2002 and 2001, which have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share and ratio data)
Statement of Operations Data:

Revenue — research and development contracts	$19,113	$3,831	$8,168	$3,568	$12,818

Costs and expenses:
Research and development:
Direct expenditures	228,717	219,549	191,483	191,162	146,276
Charge for construction design changes	—	—	—	14,238	—

Total research and development	228,717	219,549	191,483	205,400	146,276
General and administrative	42,066	35,728	43,608	44,175	38,714
Charge for restructuring	—	15,408	—	—	—

Total costs and expenses	270,783	270,685	235,091	249,575	184,990

Income (loss) from operations	(251,670)	(266,854)	(226,923)	(246,007)	(172,172)

Net investment income	13,435	21,523	41,599	58,449	81,228
(Loss) gain on extinguishment of debt	(1,204)	2,433	—	—	—
Charge for impaired investments	—	—	—	(32,158)	(22,314)
Debt conversion expenses	—	—	—	—	(3,894)

Income (loss) before taxes	(239,439)	(242,898)	(185,324)	(219,716)	(117,152)
Provision for income taxes	—	—	—	—	—

Net income (loss)	$(239,439)	$(242,898)	$(185,324)	$(219,716)	$(117,152)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA, CONTINUED

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share and ratio data)
Statement of Operations Data (continued):
Net income (loss) per share, basic and diluted (1)	$(1.83)	$(1.87)	$(1.44)	$(1.71)	$(0.92)
Other Data:
Ratio of earnings to fixed charges	—	—	—	—	—
Coverage deficiency (1)	$(239,439)	$(242,898)	$(185,324)	$(219,716)	$(117,152)

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share and ratio data)
Balance Sheet Data:
Cash, cash equivalents, short-term investments, marketable securities and restricted investments (2)	$646,220	$952,686	$1,262,458	$1,491,740	$1,689,311
Total assets (3)	997,046	1,249,385	1,466,204	1,662,187	1,865,004
Total debt and capital lease, less current portion (3)	510,000	505,131	503,664	503,281	503,970
Accumulated deficit	(1,369,208)	(1,129,769)	(886,871)	(701,547)	(481,831)
Total stockholders’ equity	416,966	656,047	903,333	1,100,553	1,304,463

(1)	For 2005, amounts include a loss on extinguishment of debt of $1,204, or less than $0.01 per share. For 2004, amounts include a net charge of $12,975, or $0.10 per share, arising from a charge for restructuring of $15,408, or $0.12 per share, that is partially offset by a gain on extinguishment of debt of $2,433, or $0.02 per share. For 2002, amounts include charges aggregating $46,396, or $0.36 per share, arising from a charge for an impaired investment and a charge for construction design changes of $32,158, or $0.25 per share, and $14,238, or $0.11 per share, respectively. For 2001, amounts include charges aggregating $26,208, or $0.20 per share, arising from a charge for an impaired investment and debt conversion expenses of $22,314, or $0.17 per share, and $3,894, or $0.03 per share, respectively.

(2)	“Cash, cash equivalents, short-term investments, marketable securities and restricted investments” for 2005, 2004, 2003, 2002 and 2001 includes $220,171, $215,236, $280,776, $205,352 and $144,901, respectively, of restricted investments relating to certain operating leases.

(3)	“Total assets” for 2005, 2004, 2003, 2002 and 2001 includes $220,171, $215,236, $280,776, $205,352 and $144,901, respectively, of restricted investments relating to certain operating leases. “Total debt and capital lease, less current portion” for 2005, 2004, 2003 and 2002 does not include any operating lease obligations under various facility and equipment lease arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      We have developed and continue to enhance the resources necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company. We have expanded our manufacturing facilities to allow us to produce larger quantities of therapeutic protein and antibody drugs for clinical development. We have completed construction and are beginning the validation phase of a large-scale manufacturing facility to increase our capacity for therapeutic protein and antibody drug production. We anticipate placing the facility into operational service in the second half of 2006. We are strengthening our commercial operations staff, and our intent is to add marketing and sales staff as needed as our products approach commercialization.
      We have relationships with a number of leading pharmaceutical and biotechnology companies to leverage our strengths and to gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide us, and have provided us, with research funding, licensing fees, milestone payments and royalty payments as products are developed and commercialized. In some cases, we also are entitled to certain commercialization, co-development, revenue sharing and other product rights.
      We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements with GlaxoSmithKline (“GSK”) and, to a lesser extent, other agreements. In the third quarter of 2005, GSK exercised its option to co-develop and co-commercialize two of our products, LymphoStat-B and HGS-ETR1. Under the terms of a 1996 agreement, we and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized, under a co-development and commercialization agreement, the remaining terms of which are being negotiated by the parties. We may not receive any future payments and may not be able to enter into additional collaboration agreements.
      We have entered into a two-phase contract to supply ABthraxtm, a human monoclonal antibody developed for use in the treatment of anthrax disease, with the U.S. Government. Under the first phase of the contract, we have supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government has the option to place an order by September 2006 for up to 100,000 doses of ABthrax for the Strategic National Stockpile, for use in the treatment of anthrax disease. The HHS comparative testing results, along with our own preclinical and clinical study results, will form the basis of the U.S. Government’s decision process for exercising its option for product for the Strategic National Stockpile. We do not know whether the U.S. Government will purchase ABthrax, and if it does, the timing, extent and amount of such purchases.
      We expect that any significant revenue or income for at least the next several years may be limited to investment income, payments under various collaboration agreements to the extent milestones are met, payments from the sale of product rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials required for the development of antibody and protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues

Overview (continued)
under existing or new agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
Critical Accounting Policies and the Use of Estimates
      A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. See Note B of the Notes to our Consolidated Financial Statements for further discussion.
      We currently believe the following accounting policies to be critical:
      Investments. We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including but not limited to the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and our intent and ability to hold the security until the market values recover, which may be maturity. If management determines that such an impairment exists we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a short-term investment or marketable security prior to maturity, we classify our short-term investments and marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. If we held investments that were classified as “held-to-maturity” securities, these would be carried at amortized cost rather than at fair market value. If we held investments that were classified as “trading” securities, these would be carried at fair market value, with a corresponding adjustment to earnings for any change in fair market value. We classify those marketable securities that are likely to be used in operations within one year as short-term investments. Those marketable securities in which we have both the intent and ability to hold until maturity and have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as non-current marketable securities.
      Leases. We lease various real properties under operating leases that generally require us to pay taxes, insurance and maintenance. One of our operating leases is commonly referred to as a “synthetic lease.” A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset to the lessee. Under this lease, we provide a residual value guarantee which guarantees the lessor that the residual value of the leased asset will be at least equal to a specified amount at lease termination. We have determined that the entity that owns the property has sufficient substance such that it can be treated as an unrelated entity to us and, accordingly, does not require consolidation into our financial statements. Further, we have determined that the terms of the property lease qualify it as an operating lease under generally accepted accounting principles. Accordingly, this synthetic lease is treated as an operating lease for accounting purposes. Changes in the equity participation of the third parties or our obligation under the agreement could affect the classification of this lease from

Critical Accounting Policies and the Use of Estimates (continued)
operating to capital. In that event, we would include both the cost and debt associated with the property on our consolidated balance sheet.
      Revenue. We recognize revenue from non-refundable up-front license fees where we have continuing involvement to provide access to our technology ratably over the period of obligation in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Our revenues with Transgene, S.A. (“Transgene”) are being recognized on a straight-line basis over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. Our up-front license fee with GlaxoSmithKline (“GSK”) in connection with our Albugon product (“GSK Albugon Agreement”) is being recognized ratably over the estimated seven-year clinical development period. Our other revenues in 2005 have been recognized in full upon receipt as we have no continuing obligation. To date, revenue associated with performance milestones has been recognized upon achievement of the milestones, as defined in the applicable agreement.
      Research and Development. Research and development expenses primarily include related salaries, outside services, materials and supplies, and allocated facility costs. Such costs are charged to research and development expense as incurred. Our drug development expenses include accruals for clinical site and clinical research organization (“CRO”) costs. Estimates of the incurred to date but not yet received invoices must be made for clinical site and CRO costs in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions.
      Stock Compensation. We have stock option plans under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. We account for grants to employees in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted with an exercise price no less than the quoted market value of our common stock at the date of grant, we recognize no stock compensation expense at the time of the grant in accordance with APB No. 25. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. In April 2005, the Securities and Exchange Commission adopted a rule that amended the adoption dates for SFAS 123(R), allowing us to implement SFAS 123(R) at the beginning of our next fiscal year, or January 1, 2006. The SEC rule does not otherwise change the accounting required by SFAS 123(R). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In accordance with Statement 123(R), we will begin recording compensation expense for all option awards beginning January 1, 2006 under the modified prospective method. We have provided pro forma disclosures in the notes to our consolidated financial statements of our net loss and net loss per share as if we used the fair value method under FAS 123. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We use the Black-Scholes-Merton model to estimate the fair value of our option grants. The fair value calculated by this model is a function of several factors, including grant price, the risk-free interest rate, the estimated term of the option and the estimated future volatility of the option. In the event any of these inputs increases from 2005 levels, the fair value of new stock options on a per share basis will increase. The estimated term and estimated future volatility of the option require our judgment. The aggregate stock option expense to be recognized in 2006 and beyond is a function of the fair value associated with the vesting of existing grants as well as the new grants. This aggregate option expense may increase or decrease depending upon the quantity of options vesting and their relative fair value, net of option cancellations.

Critical Accounting Policies and the Use of Estimates (continued)
      Use of Estimates. In 2004, we engaged in restructuring actions and activities associated with expense reduction measures and operational improvement initiatives, which required us to make significant estimates in several areas including severance and other employee separation costs, the realizable values of assets deemed redundant or excess and the ability to generate sublease income which involves judgment as to our ability to terminate lease obligations at the amounts we have estimated. At December 31, 2004, the restructuring liability of $10.5 million represented our best estimate of the obligations we expected to incur in connection with these actions, but was subject to change due to various factors including market conditions and the outcome of negotiations with third parties. Most of the transactions with respect to the 2004 restructuring have been completed and settled at amounts that approximated their estimates. Should the remaining restructuring liability of $6.4 million as of December 31, 2005 differ from our estimates, the amount of restructuring charges could be materially impacted.
Results of Operations

Years Ended December 31, 2005 and 2004
      Revenues. We had revenues of $19.1 million and $3.8 million for the years ended December 31, 2005 and December 31, 2004, respectively. The 2005 revenues consisted primarily of the recognition of $12.0 million of milestone payments from GSK related to the Company’s October 2004 outlicensing agreement for GSK716155 (Albugontm) and the recognition of $2.6 million from our collaboration with Transgene. The 2004 revenues consisted primarily of the recognition of $2.6 million from Transgene and a $1.0 million milestone payment from GSK relating to our 1996 agreement with GSK (“1996 GSK Agreement”).
      Expenses. Research and development expenses increased to $228.7 million for the year ended December 31, 2005 from $219.5 million for the year ended December 31, 2004. We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development costs.
      Our research costs increased to $35.4 million for the year ended December 31, 2005 from $28.2 million for the year ended December 31, 2004. This increase is due to a greater level of activity, including toxicology and assay development, for HGS-ETR2, LymphoStat-B and other drug candidates, and costs incurred by the CoGenesys division.
      Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $37.8 million for the year ended December 31, 2005 from $49.9 million for the year ended December 31, 2004. This decrease is due primarily to the decline in activity for LymphoStat-B, HGS-TR2J and HGS-ETR1, partially offset by increased activity for Albuferon™.
      Our manufacturing costs decreased to $72.4 million for the year ended December 31, 2005 from $82.5 million for the year ended December 31, 2004. This decrease is primarily due to the decrease in production of LymphoStat-B and HGS-TR2J, partially offset by the production of HGS-ETR2, Albuferon and other products.
      Our clinical development costs increased to $83.1 million for the year ended December 31, 2005 from $58.9 million for the year ended December 31, 2004. This increase is primarily due to the cost of increased activity for Albuferon, including the cost of initiating a significant new clinical trial.
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
      The charge for restructuring of $15.4 million for the year ended December 31, 2004 related to our first quarter of 2004 decision to sharpen our focus on our most promising drug candidates. In order to reduce

Results of Operations (continued)

Years Ended December 31, 2005 and 2004 (continued)
significantly future expenses, and thus enable us to dedicate more resources to the most promising drugs, we reduced staff, streamlined operations and consolidated facilities. The charge consisted of $7.7 million for the consolidation of facilities, $5.2 million related to the retirement of our former Chairman and CEO and $2.5 million for employee severance benefits. See Note M of the Notes to the Consolidated Financial Statements for additional discussion.
      General and administrative expenses increased to $42.1 million for the year ended December 31, 2005 from $35.7 million for the year ended December 31, 2004. This increase is primarily due to consulting costs relating to a review of our pipeline and commercialization strategies conducted during 2005 and separation costs associated with the departure of a senior executive, aggregating $4.9 million.
      Investment income decreased to $25.5 million for the year ended December 31, 2005 from $40.6 million for the year ended December 31, 2004, due to lower average cash, short-term investment and marketable security balances and reduced yield due to declining interest rates in our portfolio. Investment income also includes realized net losses on our short-term investments, marketable securities and restricted investments of $2.2 million and a realized net gain of $1.3 million relating to the sale of our equity investment in Transgene for 2005. This compares to a net realized gain of $4.6 million along with a realized net gain of approximately $0.2 million relating to sale of our equity investments in Ciphergen Biosystems, Inc. (“Ciphergen”), Cambridge Antibody Technology Ltd. (“CAT”) and Transgene during 2004. See Note C of the Notes to Consolidated Financial Statements for additional discussion. The yield on our investments was 3.0% for the year ended December 31, 2005, as compared to 3.7% for the year ended December 31, 2004. Our average cash balance decreased during 2005 as a result of our net loss and capital expenditures in 2005. We believe investment income will continue to be lower than the prior year as cash and investment balances are likely to be lower in 2006 than 2005.
      Interest expense decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to the replacement of existing debt with more favorable interest-bearing notes in 2004 and 2005. Assuming the cost of the manufacturing facility reaches approximately $233.0 million when validation is complete in the second half of 2006, total capitalized interest for all years could approximate $12.9 million at the time the facility is placed in service. Interest expense, before capitalized interest, was $17.8 million and $22.9 million for the years ended December 31, 2005 and 2004, respectively.
      In 2005 we completed the private placement of $230.0 million of 2 1/4% subordinated convertible notes. We used the net proceeds to repurchase an aggregate principal amount of $221.7 million of 5% and 3 3/4% notes for an aggregate purchase price of approximately $221.5 million as of December 31, 2005. In 2005, we recorded a loss on the extinguishment of this debt of $1.2 million, including unamortized debt issuance costs associated with the repurchased debt.
      In 2004, we completed the private placement of $280.0 million of subordinated convertible notes. We used the net proceeds to repurchase an aggregate principal amount of $278.2 million of notes for an aggregate purchase price of $272.9 million. In 2004, we recorded a gain on the extinguishment of this debt of $2.4 million, net of unamortized debt issuance costs associated with the repurchased debt.
      As a result of the issuance of new notes at a lower interest rate, and the repurchase of higher rate notes, we believe interest expense will be approximately $6.4 million lower in 2006 than in 2005, excluding the impact of capitalized interest.
      Net Income (Loss). We recorded a net loss of $239.4 million, or $1.83 per share, for the year ended December 31, 2005, compared to a net loss of $242.9 million, or $1.87 per share, for the year ended December 31, 2004. The decreased loss for 2005 compared to 2004 reflects increased revenues and the absence of restructuring charges, partially offset by increased operating expenses and reduced net investment income. The increased operating expenses for 2005 primarily include an increase in clinical development costs

Results of Operations (continued)

Years Ended December 31, 2005 and 2004 (continued)
and a non-cash stock option modification charge of $7.0 million related to the departure of two senior executives, partially offset by decreases in other areas.

Years Ended December 31, 2004 and 2003
      Revenues. We had revenues of $3.8 million and $8.2 million for the years ended December 31, 2004 and December 31, 2003, respectively. The 2004 revenues consisted primarily of the recognition of $2.6 million from our collaboration with Transgene and a $1.0 million milestone payment from GSK relating to our 1996 agreement. We also recognized $0.2 million of the $5.0 million up-front license fee from GSK relating to the GSK Albugon agreement. The 2003 revenues consisted of the recognition of an aggregate of $4.6 million in revenue received from Pfizer, Inc. (“Pfizer”), Genentech and MedImmune, Inc. (“MedImmune”); $2.6 million recognized from our collaboration with Transgene; and a $1.0 million milestone payment from GSK under the 1996 GSK Agreement.
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
      Our drug development costs, where we evaluate ways to develop or improve our product candidates and production processes, decreased to $49.9 million for the year ended December 31, 2004 from $56.5 million for the year ended December 31, 2003. This decrease is due primarily to decreased process development activities for ABthrax and other projects, partially offset by increased activity for LymphoStat-B.
      Our manufacturing costs increased to $82.5 million for the year ended December 31, 2004 from $60.0 million for the year ended December 31, 2003. This increase is due primarily to the increased production activities for HGS-TR2J and payments made to a third-party manufacturer to provide materials in support of our increased LymphoStat-B clinical activities.
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
      The charge for restructuring of $15.4 million for the year ended December 31, 2004 related to our first quarter of 2004 decision to sharpen our focus on our most promising drug candidates. In order to reduce significantly future expenses, and thus enable us to dedicate more resources to the most promising drugs, we reduced staff, streamlined operations and consolidated facilities. The charge consisted of $7.7 million for the consolidation of facilities, $5.2 million related to the retirement of our former Chairman and CEO and $2.5 million for employee severance benefits. See Note M of the Notes to the Consolidated Financial Statements for additional discussion.
      General and administrative expenses decreased to $35.7 million for the year ended December 31, 2004 from $43.6 million for the year ended December 31, 2003. This decrease is due primarily to lower facility costs achieved through the consolidation of space and reduced marketing research costs.

Results of Operations (continued)
       Years Ended December 31, 2004 and 2003 (continued)
      Investment income decreased to $40.6 million for the year ended December 31, 2004 from $64.3 million for the year ended December 31, 2003, due to lower average cash and investment balances and reduced yield due to declining interest rates in our portfolio. Investment income also includes realized net gains on our short-term investments and restricted investments of $4.6 million and $8.7 million for 2004 and 2003, respectively, along with a realized net gain of approximately $0.2 million relating to sale of our equity investments in Ciphergen Biosystems, Inc. (“Ciphergen”), Cambridge Antibody Technology Ltd. (“CAT”) and Transgene during 2004. Investment income also includes a realized gain of approximately $1.1 million on the sale of a portion of our equity investment in Ciphergen during 2003. See Note C of the Notes to Consolidated Financial Statements for additional discussion. The yield on our investments was 3.7% for the year ended December 31, 2004, as compared to 4.6% for the year ended December 31, 2003. Our average cash balance decreased during 2004 as a result of our net loss and capital expenditures in 2004.
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
      In 2004, we completed the private placement of $280.0 million of convertible subordinated notes. We used the net proceeds to repurchase an aggregate principal amount of $278.2 million of notes for an aggregate purchase price of $272.9 million. In 2004, we recorded a gain on the extinguishment of this debt of $2.4 million, net of unamortized debt issuance costs associated with the repurchased debt.
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
Liquidity and Capital Resources
      We had working capital of $128.9 million at December 31, 2005 as compared to $670.1 million at December 31, 2004. The decrease in working capital is primarily due to our net loss, our capital expenditures, most of which related to construction phase costs of our large-scale manufacturing facility and the reclassification of $243.8 million of marketable securities not needed for current operations to non-current assets based on our assessment of our ability and intent to hold these investments until a recovery of fair value, which may be to maturity. See Notes B and C of the Notes to the Consolidated Financial Statements for additional discussion.
      We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on manufacturing and clinical trials required for the development of our active product candidates. We may improve our working capital position during 2006 through the receipt of collaboration fees, transfer of securities between our unrestricted and restricted investments as well as financing or refinancing of our facilities. In the event our working capital needs for 2006 exceed our available working capital, after these or other initiatives, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. We will be evaluating our working capital position on a continual basis.
      The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We have several Phase 1 and Phase 2 trials under way and expect to initiate additional trials, including Phase 3 trials, in the future. Completion of these trials may extend several years or more, but the length of time generally varies

Liquidity and Capital Resources (continued)
considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the typical completion periods for our Phase 1, Phase 2 and Phase 3 trials could span one year, one to two years and two to four years, respectively. Some trials may take considerably longer to complete.
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
      Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of December 31,(2)

Product Candidate(1)	Indication	2005	2004	2003

ACTIVE CANDIDATES:
Antibodies:
LymphoStat-B	Rheumatoid Arthritis	Phase 2 (3)	Phase 2	Phase 2
LymphoStat-B	Systemic Lupus
	Erythematosus	Phase 2 (4)	Phase 2	Phase 2
HGS-ETR1	Cancer	Phase 2	Phase 2	Phase 1
HGS-ETR2	Cancer	Phase 1	Phase 1	Phase 1
HGS-TR2J	Cancer	Phase 1	Phase 1	—
CCR5 mAb	HIV	Phase 1	—	—
ABthrax	Anthrax	(5)	(5)	Phase 1
Albumin Fusion Proteins:
Albuferon	Hepatitis C	Phase 2	Phase 2	Phase 1

INACTIVE CANDIDATES:
Therapeuticproteins:
BlyS	Immunodeficiency	(6)	(6)	Phase 1
Mirostipen	Cancer	(6)	(6)	Phase 2
Repifermin	Mucositis	(6)	(6)	Phase 2
Repifermin	Wound Healing	(6)	(6)	Phase 2
Albumin Fusion Proteins:
Albuleukin	Cancer	(6)	(6)	Phase 1
Other:
LymphoRad131	Cancer	(7)	Phase 1	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Initial Phase 2 trial completed; extension safety study ongoing.

(4)	Initial Phase 2 trial completed; extension safety study ongoing; Phase 3 planning under way.

(5)	U.S. Government has executed the first phase of the contract in which we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (HHS) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U. S. Government has the option to place an order by September 2006 for up to 100,000 doses of ABthrax. Further clinical development pending and dependent on the U.S. Government.

(6)	Clinical development discontinued in 2004 or prior.

(7)	Clinical development discontinued in 2005.

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
      In addition, part of our business plan includes collaborating with others. For example, GSK is developing products as part of our collaboration or licensing with them. We have no control over the progress of GSK’s development plans. While we have received an aggregate of $14.0 million from GSK in connection with development milestones met by GSK during 2005, 2004 and 2003 relating to our 1996 GSK Agreement, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments under these agreements. We cannot forecast with any degree of certainty what impact GSK’s decision to jointly develop and commercialize LymphoStat-B and HGS-ETR1 will have on our development costs, in part because joint development agreements must first be concluded. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.
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
      Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. In this regard, in the third quarter of 2005, we issued $230.0 million of 2 1/4% Convertible Subordinated Notes due 2012 and we repurchased $221.7 million in face value of Convertible Subordinated Notes due 2007.
      We may further modify our lease financings and may restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.
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

Liquidity and Capital Resources (continued)
      These contractual obligations as of December 31, 2005 are summarized as follows:

	Payments Due by Period (dollars in millions)

		One year	Two to	Four to	After
Contractual Obligations	Total	or less	three years	five years	five years

Long-term debt (1)	$513.1	$3.1	$—	$—	$510.0
Capital lease obligation	0.3	0.3	—	—	—
Operating leases	106.7	17.0	30.9	11.9	46.9
Rental obligation for facility lease with residual value guarantee (2) (3)	39.3	8.9	17.8	12.6	—
Unconditional purchase obligations (4)	9.9	9.9	—	—	—
Other long-term liabilities reflected on our balance sheets (5)	—	—	—	—	—

Total contractual cash obligations (6)	$669.3	$39.2	$48.7	$24.5	$556.9

(1)	Contractual interest obligations related to long-term debt not included above total $47,908 as of December 31, 2005. Contractual interest obligations of $11,561, $11,475, $11,475 and $13,397 are due in one year or less, two to three years, four to five years and after five years, respectively.

(2)	Certain of our current or future lease payments are based upon currently applicable interest rates. See additional discussion of this facility lease below.

(3)	One of our operating leases contains a residual value guarantee described below.

(4)	Our unconditional purchase obligations relate primarily to commitments for capital expenditures, consisting primarily of manufacturing space build-out and equipment. The amounts include approximately $8.0 million associated with the completion of construction and validation of our construction of our large-scale manufacturing facility.

(5)	Because we cannot forecast with any degree of certainty whether any of our current collaborations will require us to make future milestone or royalty payments, we have excluded these amounts from the above table.

(6)	For additional discussion of our debt obligations, including any “make-whole” premiums and lease commitments, see Notes H and I of the Notes to the Consolidated Financial Statements.
      As of December 31, 2005, we had net operating loss carry forwards for federal income tax purposes of approximately $1.3 billion, which expire, if unused, by the year 2025. We also have available research and development tax credit and other tax credit carry forwards of approximately $52.3 million, the majority of which will expire, if unused, by the year 2025.
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
Off-Balance Sheet Arrangements
      As of December 31, 2005, we have one lease agreement for a research and development and administrative facility (the “Traville lease”) which has been structured as a synthetic lease and is accounted for as an operating lease. This structure provides us with cost-effective financing and future financing flexibility. None of our directors, officers or employees has any financial interest with regard to this lease arrangement.
      The Traville lease has a term of approximately seven years beginning in 2003 and relates to a research and development and administrative facility located on the Traville site in Rockville, Maryland. The total financed cost of the Traville lease facility is $200.0 million. Our rent obligation approximates the lessor’s debt

Off-Balance Sheet Arrangements (continued)
service costs plus a return on the lessor’s equity investment. The rent under this lease is currently based on the rate for short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at our request. To the extent the lessor does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. The current floating rate was approximately 4.2% as of December 31, 2005.
      Our restricted investments with respect to the Traville lease and other leases for the existing process development and manufacturing facility are expected to reach approximately $219.0 million. These restricted investments will serve as collateral for the duration of the leases. We are required to restrict investments for the duration of the lease equal to 102% of the full amount of the $200.0 million financed project cost for the Traville lease, or $204.0 million. Also, in connection with the Traville lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In addition, we are required to maintain up to a maximum of $15.0 million in restricted investments with respect to the process development and manufacturing facility leases. Our restricted investments for all of these leases aggregated $220.2 million as of December 31, 2005 compared to $215.2 million as of December 31, 2004. The increase in restricted investments is due to interest earned on the principal balance of restricted investments.
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
      We have entered into various equipment leases with rental payments aggregating $59.3 million over the lease terms which range from five to seven years. We must either purchase the equipment at the end of the initial term at the greater of fair market value or 20% of original cost or, in some cases, extend the term of the lease for an additional year. We have accounted for these leases as operating leases. Minimum annual rentals are approximately $9.1 million.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
      Certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with planned facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 17 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $9.0 million, or approximately 1.4% of the aggregate fair value of $646.2 million, at December 31, 2005. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of December 31, 2005. We believe that any market change related to our investment securities held as of December 31, 2005 is not material to our consolidated financial statements. As of December 31, 2005, the yield on comparable two-year investments was approximately 4.4%, as compared to our current portfolio yield of approximately 3.4%. However, given the short-term nature of these securities, a general decline in interest rates will adversely affect the interest earned from our portfolio as securities mature and are replaced with securities having a lower interest rate.
      As of December 31, 2005, the market values of our equity investments in CAT and Corautus Genetics Inc. (“Corautus”) were approximately $11.9 million and $6.6 million, respectively. Our investment in Corautus is subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.
      The facility lease we entered into during 2003 requires us to maintain minimum levels of restricted investments as collateral for this facility. Our restricted investments for this lease were slightly higher than the maximum required level of approximately $204.0 million as of December 31, 2005. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, our overall level of restricted investments was approximately $220.2 million at December 31, 2005. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain up to $219.0 of restricted investments in either a rising or declining interest rate environment.
      The rent under the Traville lease is based on a floating interest rate. We can direct the lessor to lock in a fixed interest rate. As of December 31, 2005, such a fixed rate for four years would be approximately 4.9% compared to the floating rate as of December 31, 2005 of approximately 4.2%. If interest rates increase, our rent obligations would also increase, which would result in an increase in our operating expenses.
      Changes in interest rates do not affect interest expense incurred on the Company’s convertible subordinated notes because they bear interest at fixed rates.
      During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”) that is managing our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks for 2005 to be immaterial to our operations as a whole. In February 2005, we established a wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) that is sponsoring our clinical trials in the AsiaPacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks for 2006 with respect to HGS Pacific.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by this item is set forth on pages F-1 – F-37.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
      Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2005, and has concluded that there was no change that occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

     Management Report on Internal Control over Financial Reporting (continued)
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on our assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
      The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting which follows herein.

ITEM 9B.	OTHER INFORMATION
      None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland
      We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that Human Genome Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Human Genome Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Human Genome Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Human Genome Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 8, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2006 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION
      We incorporate herein by reference the information concerning executive compensation to be contained in the 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      We incorporate herein by reference the information concerning the CoGenesys transaction set forth in Note N to our consolidated financial statements. We incorporate herein by reference the information concerning certain other relationships and related transactions to be contained in the 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      We incorporate herein by reference the information concerning principal accountant fees and services to be contained in the 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:
(1) Index to Consolidated Financial Statements
(2) Financial Statement Schedules
      Financial statement schedules are omitted because they are not required.
(3) Exhibits

Exhibit No.

3	.1*	Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993, Exhibit 3.3 to the Form 10-K for the fiscal year ended December 31, 1997, Exhibit 3.1 to the Form 8-K filed December 16, 1999 and Exhibit 3.1 to the Form 10-Q filed July 31, 2001).
3	.2*	By-laws of the Registrant (Filed as Exhibit 3.2 to the Registrant’s Form 10-Q filed August 3, 2000).
4	.1*	Form of Common Stock Certificate (Filed as Exhibit 4.1 to the Registrant’s Form S-3 Registration Statement, as amended (Commission File No. 333-45272), filed September 6, 2000).
4	.2*	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of May 20, 1998 (Filed as Exhibit 4 to the Registrant’s Form 8-K filed May 28, 1998).
4	.3*	Indenture dated as of June 25, 1999 between the Registrant and The Bank of New York, as trustee, including the form of 5 1/2% Convertible Subordinated Notes due 2006 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed June 28, 1999).
4	.4*	Indenture dated as of October 4, 2004 between the Registrant and The Bank of New York, as trustee, including the form of 2 1/4% Convertible Subordinated Notes due 2011 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed October 4, 2004).
4	.5*	Indenture dated as of August 9, 2005 between the Registrant and The Bank of New York, as trustee, including the form of 2 1/4% Convertible Subordinated Notes due 2012 (Filed as Exhibit 4.1 to the Registrant’s 8-K filed August 9, 2005).
4	.6*	Registration Rights Agreement dated as of August 9, 2005 by and among the Registrant and the Initial Purchasers named therein (Filed as Exhibit 4.2 to the Registrant’s Form 8-K filed August 9, 2005).
10	.1*	Retirement Agreement, dated March 24, 2004, with William A. Haseltine, Ph.D. (Filed as Exhibit 99.3 to the Registrant’s Form 8-K filed March 26, 2004).
10	.2*	Employment Agreement, dated May 6, 2004, with Craig A. Rosen, Ph.D. (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 6, 2004).

Exhibit No.

10	.3*	Employment Agreement, dated November 21, 2004, with H. Thomas Watkins (Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed November 23, 2004).
10	.4*	Form of Executive Agreement, dated December 21, 2004, individually with Steven C. Mayer, James H. Davis, Ph.D., David C. Stump, M.D. and Susan Bateson McKay.
10	.5*	2000 Stock Incentive Plan, as amended (Filed as Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2001 and Annexes A and B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 16, 2004).
10	.6*	Amended and Restated 2000 Employee Stock Purchase Plan dated May 21, 2003 (Filed as Exhibit 10.7 to the Registrant’s Form 10-Q file on August 11, 2003).
10	.7*	Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc., dated December 1, 1997 (Filed as Exhibit 10.67 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997).
10	.8*	Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc. dated December 1, 1999 (Filed as Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999).
10	.9*	Amended and Restated Participation Agreement and Appendix A to the Amended and Restated Participation Agreement between Human Genome Sciences, Inc., Wachovia Development Corporation and the other parties named therein dated June 30, 2003 (Filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 11, 2003).
10	.10*	Amended and Restated Lease Agreement between Wachovia Development Corporation and Human Genome Sciences, Inc. dated June 30, 2003 (Filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 11, 2003).
10	.11*	Amended and Restated Agency Agreement between Wachovia Development Corporation and Human Genome Sciences, Inc. dated June 30, 2003 (Filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed August 11, 2003).
10	.12*	Amended and Restated Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association, and accepted and agreed to by Human Genome Sciences, Inc., dated June 30, 2003 (Filed as Exhibit 10.5 to the Registrant’s Form 10-Q filed August 11, 2003).
10	.13*	Amended and Restated Assignment of Liquid Collateral Agreement between Human Genome Sciences, Inc. and Wachovia Development Corporation dated June 30, 2003 (Filed as Exhibit 10.6 to the Registrant’s Form 10-Q filed August 11, 2003).
10	.14*	Omnibus Agreement between Maryland Economic Development Corporation, Wells Fargo Bank Northwest, National Association, Human Genome Sciences, Inc., Allfirst Bank, a division of M&T Bank and the other parties named therein dated June 26, 2003 (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 11, 2003).
10	.15*	Lease Agreement between Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated October 25, 2001 (Filed as Exhibit 10.22 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and amended by Exhibit 10.15 hereto).
10	.16*	Cash Collateral Pledge Agreement between Human Genome Sciences, Inc., Allfirst Bank and Allfirst Trust Company National Association dated October 25, 2001 (Filed as Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10	.17*	Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001 (Filed as Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and amended by Exhibit 10.15 hereto).
10	.18*	Amendment No. 1 dated March 29, 2002 to Lease Agreement between Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated October 25, 2001 (Filed as Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).

Exhibit No.

10	.19*	Amendment No. 1 dated March 29, 2002 to Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001 (Filed as Exhibit 10.26 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10	.20*	Form of Restricted Stock Agreement (Filed as Exhibit 10.20 to the Registrant’s Form 10-Q filed August 1, 2005).
10	.21*	Purchase Agreement dated as of August 4, 2005 by and among the Registrant and the Initial Purchasers named therein (Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed August 9, 2005).
10	.22**	Asset Purchase Agreement dated as of December 12, 2005 by and between TriGenesys, Inc and the Registrant.
10.23		First Amendment to Employment Agreement, dated December 13, 2005, with Craig A. Rosen, Ph.D.
10.24		Letter Agreement, dated December 13, 2005, with Steven C. Mayer.
12.1		Ratio of Earnings to Fixed Charges.
21.1		Subsidiaries.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31i	.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31i	.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Incorporated by reference.

**	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

By:	/s/ H. Thomas Watkins

H. Thomas Watkins Chief Executive Officer and President
Dated: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ H. Thomas Watkins H. Thomas Watkins	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2006

/s/ Barry A. Labinger Barry A. Labinger	Executive Vice President, Chief Commercial Officer and Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/s/ Alan V. Esenstad Alan V. Esenstad	Controller (Principal Accounting Officer)	March 14, 2006

/s/ Argeris N. Karabelas, Ph.D. Argeris N. Karabelas, Ph.D.	Chairman of the Board	March 14, 2006

/s/ Richard J. Danzig Richard J. Danzig	Director	March 14, 2006

/s/ Jürgen Drews, M.D. Jürgen Drews, M.D.	Director	March 14, 2006

/s/ Tuan Ha-Ngoc Tuan Ha-Ngoc	Director	March 14, 2006

/s/ Augustine Lawlor Augustine Lawlor	Director	March 14, 2006

/s/ Max Link, Ph.D. Max Link, Ph.D.	Director	March 14, 2006

/s/ Robert C. Young Robert C. Young, M.D.	Director	March 14, 2006

/s/ William D. Young William D. Young	Director	March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland
      We have audited the accompanying consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Human Genome Sciences, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Human Genome Sciences, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
March 8, 2006

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(dollars in thousands, except
	share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$12,268	$24,075
Short-term investments	169,961	713,375
Prepaid expenses and other current assets	6,088	5,678

Total current assets	188,317	743,128

Marketable securities	243,820	—
Long-term equity investments	18,493	27,081
Property, plant and equipment (net of accumulated depreciation and amortization)	304,809	243,741
Restricted investments	220,171	215,236
Other assets	21,436	20,199

TOTAL ASSETS	$997,046	$1,249,385

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,120	$—
Current portion of capital lease obligation	316	328
Accounts payable and accrued expenses	38,334	63,127
Accrued payroll and related taxes	14,330	6,229
Deferred revenues	3,335	3,309

Total current liabilities	59,435	72,993

Long-term debt, net of current portion	510,000	504,815
Capital lease obligation, net of current portion	—	316
Deferred revenues, net of current portion	5,900	9,210
Other liabilities	4,745	6,004

Total liabilities	580,080	593,338

Stockholders’ equity:
Preferred stock — $0.01 par value; shares authorized — 20,000,000; no shares issued	—	—
Common stock — $0.01 par value; shares authorized — 400,000,000; shares issued of 131,049,798 and 130,527,029 at December 31, 2005 and 2004, respectively	1,310	1,305
Additional paid-in capital	1,786,549	1,775,005
Accumulated other comprehensive (loss) income	(1,685)	9,506
Accumulated deficit	(1,369,208)	(1,129,769)

Total stockholders’ equity	416,966	656,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$997,046	$1,249,385

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(dollars in thousands, except share and per share amounts)
Revenue — research and development contracts	$19,113	$3,831	$8,168

Costs and expenses:
Research and development	228,717	219,549	191,483
General and administrative	42,066	35,728	43,608
Charge for restructuring	—	15,408	—

Total costs and expenses	270,783	270,685	235,091

Income (loss) from operations	(251,670)	(266,854)	(226,923)
Investment income	25,520	40,553	64,297
Interest expense	(12,085)	(19,030)	(22,698)
(Loss) gain on extinguishment of debt	(1,204)	2,433	—

Income (loss) before taxes	(239,439)	(242,898)	(185,324)
Provision for income taxes	—	—	—

Net income (loss)	$(239,439)	$(242,898)	$(185,324)

Basic and diluted net income (loss) per share	$(1.83)	$(1.87)	$(1.44)

Weighted average shares of common stock outstanding, basic and diluted	130,772,233	130,041,071	129,112,670

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except share amounts)

				Unearned	Accumulated
			Additional	Portion of	Other
	Common Stock		Paid-In	Compensatory	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock Options	Income (Loss)	Deficit	Total

Balance — December 31, 2002	128,850,551	$1,289	$1,757,685	$(229)	$43,355	$(701,547)	$1,100,553

Comprehensive income (loss):
Net loss	—	—	—	—	—	(185,324)	(185,324)
Unrealized gain (loss) on investments	—	—	—	—	(16,636)	—	(16,636)

Comprehensive income (loss)							(201,960)
Exercises of 485,534 and 97,363 options relating to employee stock option and stock purchase plans, respectively	582,897	5	4,506	—	—	—	4,511
Compensatory stock options earned	—	—	—	229	—	—	229

Balance — December 31, 2003	129,433,448	1,294	1,762,191	—	26,719	(886,871)	903,333

Comprehensive income (loss):
Net loss	—	—	—	—	—	(242,898)	(242,898)
Unrealized gain (loss) on investments	—	—	—	—	(17,220)	—	(17,220)
Cumulative translation adjustment	—	—	—	—	7	—	7

Comprehensive income (loss)							(260,111)
Exercises of 1,022,625 and 70,956 options relating to employee stock option and stock purchase plans, respectively	1,093,581	11	8,663	—	—	—	8,674
Stock option modification expense	—	—	4,151	(4,151)	—	—	—
Compensatory stock options earned	—	—	—	4,151	—	—	4,151

Balance — December 31, 2004	130,527,029	1,305	1,775,005	—	9,506	(1,129,769)	656,047

Comprehensive income (loss):
Net loss	—	—	—	—	—	(239,439)	(239,439)
Unrealized gain (loss) on investments	—	—	—	—	(11,177)	—	(11,177)
Cumulative translation adjustment	—	—	—	—	(14)	—	(14)

Comprehensive income (loss)							(250,630)
Exercises of 430,655 and 92,114 options relating to employee stock option and stock purchase plans, respectively	522,769	5	4,436	—	—	—	4,441
Stock option modification expense	—	—	6,985	—	—	—	6,985
Restricted stock grants	—	—	123	—	—	—	123

Balance — December 31, 2005	131,049,798	$1,310	$1,786,549	$—	$(1,685)	$(1,369,208)	$416,966

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(239,439)	$(242,898)	$(185,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term investments and marketable securities	(1,582)	9,463	8,257
Depreciation and amortization	18,447	21,579	22,477
Charge for restructuring	—	14,468	—
Loss (Gain) due to disposal of property, plant and equipment	60	(7,189)	456
Compensation expense related to stock modifications and awards	7,108	4,151	229
Loss (Gain) on extinguishment of long-term debt	901	(2,433)	—
Gain on sale of long-term equity investments	(1,302)	(309)	(1,091)
Loss (Gain) on sale of investments and marketable securities	1,979	(3,923)	(8,333)
Loss (Gain) on sale of restricted investments	204	(669)	(383)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(410)	619	4,132
Other assets	4,298	5,195	1,558
Accounts payable and accrued expenses	(1,826)	8,471	(10,333)
Accrued restructuring charges	(4,144)	—	—
Accrued payroll and related taxes	8,101	(2,831)	1,149
Deferred revenues	(3,284)	2,248	(2,568)
Other liabilities	(4,056)	(4,843)	(644)

Net cash provided by (used in) operating activities	(214,945)	(198,901)	(170,418)

Cash flows from investing activities:
Capital expenditures — property, plant and equipment	(90,247)	(105,750)	(66,776)
Capitalized interest	(5,764)	(3,839)	(1,025)
Proceeds from sale of property, plant and equipment	—	16,600	29,157
Purchase of short-term investments and marketable securities	(253,952)	(417,536)	(702,894)
Proceeds from sale of long-term equity investments	4,600	4,397	1,780
Proceeds from sale and maturities of short-term investments and marketable securities	548,936	630,055	991,415

Net cash provided by investing activities	203,573	123,927	251,657

Cash flows from financing activities:
Proceeds from issuance of long-term debt	223,332	271,483	—
Extinguishment of long-term debt	(221,067)	(272,891)	(448)
Proceeds from sale and maturities of restricted investments	288,626	156,708	309,551
Purchase of restricted investments	(295,441)	(178,562)	(408,825)
Release of restricted investments	—	80,707	22,247
Proceeds from issuance of common stock (net of expense)	4,443	8,673	4,511
Payments on capital lease	(328)	(338)	(211)

Net cash provided by (used in) financing activities	(435)	65,780	(73,175)

Net (decrease) increase in cash and cash equivalents	(11,807)	(9,194)	8,064
Cash and cash equivalents — beginning of year	24,075	33,269	25,205

Cash and cash equivalents — end of year	$12,268	$24,075	$33,269

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$17,570	$22,760	$21,486
Income taxes	$—	$—	$—
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
(DOLLARS IN THOUSANDS):
      In 2003, the Company tendered its equity interest in Vascular Genetics, Inc. (“VGI”), a privately held company, in exchange for approximately an 18% equity interest, as of 2003, in Corautus Genetics Inc. (“Corautus”), a publicly traded company that resulted from the merger of VGI and GenStar Therapeutics Corporation. As of the date of this exchange, the Company had no carrying value in its equity interest in VGI. Immediately following this transaction, the market value of the Company’s investment in Corautus was approximately $5,659.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE A) — The Company
Human Genome Sciences, Inc. (the “Company”) was incorporated and commenced operations on June 26, 1992. The Company is a biopharmaceutical company with a pipeline of novel protein and antibody drugs directed toward large markets that have significant unmet medical needs. The Company’s mission is to discover, develop, manufacture and market innovative drugs that serve patients with unmet medical needs, with a primary focus on protein and antibody products.
The Company is conducting clinical trials with a number of its products. The Company’s focus is to advance clinical trials in two main therapeutic areas: immunology/ infectious disease and oncology. Additional products are in clinical development by companies with which the Company is collaborating or have out-licensed development rights.
The Company has developed and continues to enhance the resources necessary to achieve its goal of becoming a fully integrated global biopharmaceutical company. The Company has expanded its manufacturing facilities to allow it to produce larger quantities of protein and antibody drugs for clinical development and for initial commercial activity. The Company completed construction and is in the validation phase of a large-scale manufacturing facility to increase its capacity for protein and antibody drug production. The Company anticipates placing the facility into operational service in the second half of 2006. The Company is strengthening its commercial operations staff, and its intent is to add marketing and sales staff as needed as the Company’s products approach commercialization.
The Company has relationships with a number of leading pharmaceutical and biotechnology companies to leverage its strengths and to gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide the Company, and have provided the Company, with research funding, licensing fees, milestone payments and royalty payments as products are developed and commercialized. In some cases, the Company also is entitled to certain commercialization, co-development, revenue sharing and other product rights. The Company’s revenues are currently derived from license fees and milestone payments under collaboration agreements. The Company does not yet generate any revenues from product sales. The Company, which operates primarily in the United States, believes it operates in a single business segment.
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
Cash Equivalents, Short-term Investments, Marketable Securities and Long-term Equity Investments
The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE B) — Summary of Significant Accounting Policies (continued)
Cash Equivalents, Short-term Investments, Marketable Securities and Long-term Equity Investments (continued)
The Company classifies its short-term investments, marketable securities and long-term equity investments as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses on investments that the Company has the ability and intent to hold until the market values recover are reported as a separate component of stockholders’ equity until realized. Additionally, certain of the Company’s investments are held as restricted investments. Restricted investments with maturities less than three months are not classified as cash in the Company’s consolidated balance sheets. See Note C, Investments, for additional information.
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
Other-than-Temporary Impairment of Investments
Periodically, the Company evaluates whether any investments have incurred an other-than-temporary impairment, based on the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This evaluation consists of a review of several factors, including but not limited to the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and the intent and ability of the Company to hold the security until the market value recovers. If the Company determines that such impairment exists, the Company will recognize a charge in the consolidated statement of operations equal to the amount of such impairment. See Note B, Summary of Significant Accounting Policies, Recent Accounting Pronouncements, for additional discussion.
Depreciation and Amortization
Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Laboratory equipment	3 - 10 years
Computer equipment and software	3 - 5 years
Furniture and office equipment	3 - 5 years
Leasehold improvements	lesser of the lease term or the useful life
Impairment of Long-Lived Assets
Periodically, the Company determines whether any property and equipment or any other assets have been impaired based on the criteria established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2004, the Company recorded an impairment charge relating to the property and equipment at one of its facilities. See Note M, Charge for Restructuring, for additional discussion.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE B) — Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments
The carrying amounts for the Company’s investments reflected in the consolidated balance sheets at December 31, 2005 and 2004 approximate their respective fair values. The fair value of the Company’s investments is based on quoted market prices. See Note C, Investments, for additional discussion.
The fair value of the Company’s long-term debt is based on quoted market prices. See Note H, Long-Term Debt, for additional discussion.
Leases
The Company accounts for its leases under SFAS 13, Accounting for Leases, and other related guidance. The Company has a number of operating leases, including one operating lease containing significant collateral and guarantee provisions relating to real property, along with one capital lease. See Note I, Commitments and Other Matters, for additional discussion.
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
In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows:

	Year Ended December 31,

	2005	2004	2003

Net income (loss), as reported	$(239,439)	$(242,898)	$(185,324)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(51,971)	(110,562)	(109,152)
Add: Stock-based compensation included in net income (loss)	7,108	4,151	229

Pro forma net income (loss)	$(284,302)	$(349,309)	$(294,247)

Net income (loss) per share:
Basic and diluted — as reported	$(1.83)	$(1.87)	$(1.44)

Basic and diluted — pro forma	$(2.17)	$(2.69)	$(2.28)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE B) — Summary of Significant Accounting Policies (continued)
Stock-Based Compensation (continued)
For the years ended December 31, 2005, 2004 and 2003, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.
The effect of applying SFAS No. 123 on 2005, 2004 and 2003 pro forma net loss and net loss per share as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years. See Note B, Summary of Significant Accounting Policies, Recent Accounting Pronouncements, for additional discussion of SFAS 123(R) effective in January 1, 2006.
Revenue Recognition
Collaborative research and development agreements can provide for one or more of license fees, research payments, additional payments and milestone payments. Agreements with multiple components (“deliverables” or “items”) are evaluated to determine if the deliverables can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on their respective fair values or based on the residual value method and is recognized in full when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the sales price is fixed or determinable; and (4) collectibility is probable. The Company deems service to have been rendered if no continuing obligation exists on the part of the Company. Revenue associated with performance milestones is recognized based upon the achievement of the milestones and completion of the earnings process and not dependent upon future services, as defined in the respective agreements. Revenue from non-refundable, up-front license fees where the Company has a continuing obligation is recognized ratably over the term of the continuing obligation. Payments received in advance of work performed are recorded as deferred revenue.
Research and Development
Research and development costs, including internal expenditures, as well as contracted research and development, are charged to expense as incurred. Research and development costs include salaries and related benefits, outside services, materials and supplies, building costs and allocations of certain support costs. Research and development direct expenditures were $228,717, $219,549 and $191,483 for 2005, 2004 and 2003, respectively.

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
Capitalization of Interest
Interest costs associated with the construction of significant facilities are capitalized as part of the cost of the facilities using the Company’s weighted-average borrowing rate. Capitalized interest costs were $5,764, $3,839 and $1,025 for 2005, 2004 and 2003, respectively.
Net Income (Loss) Per Share
The Company follows the provisions of SFAS No. 128, Earnings Per Share, which requires the Company to present basic and diluted earnings per share. The Company’s basic and diluted losses per share are calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during all periods presented. Options to purchase stock and convertible debt are included in diluted earnings per share calculations, unless the effects are anti-dilutive.
Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains and temporary losses on the Company’s available-for-sale short-term investments, marketable securities and long-term equity investments and the activity for the cumulative translation adjustment to be included in other comprehensive income.
Comprehensive income (loss) amounted to:

	Year Ended December 31,

	2005	2004	2003

Net income (loss)	$(239,439)	$(242,898)	$(185,324)

Net unrealized gains (losses):
Short-term investments and marketable securities	(6,197)	(15,018)	(17,161)
Long-term equity investments	(3,987)	7,370	10,765
Restricted investments	(1,875)	(4,725)	(434)
Foreign currency translation	(14)	7	—

Subtotal	(12,073)	(12,366)	(6,830)
Reclassification adjustments for realized losses (gains) included in net loss	882	(4,847)	(9,806)

Total comprehensive income (loss)	$(250,630)	$(260,111)	$(201,960)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.
During the third quarter of 2005, the Company sold its remaining 578,644 shares in Transgene, S.A. (“Transgene”), a long-term equity investment, for net proceeds of $4,600, and a realized gain of $1,302.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE B) — Summary of Significant Accounting Policies (continued)
Comprehensive Income (Loss) (continued)
During the third quarter of 2004, the Company sold a total of 145,338 shares of Cambridge Antibody Technology Ltd. (“CAT”), a long-term equity investment, for total net proceeds of $1,357, and realized a loss of $20. The Company also sold 11,667 shares of Transgene, for net proceeds of $111, and realized a loss of $8.
During the second quarter of 2004, the Company sold 246,275 shares of CAT, for net proceeds of $2,266, and realized a loss of $68.
During the first quarter of 2004, the Company sold its remaining 66,767 shares of Ciphergen Biosystems, Inc., a long-term equity investment, for net proceeds of $662, and realized a gain of $352.
During the second quarter of 2003, the Company tendered its equity interest in Vascular Genetics, Inc. (“VGI”), a privately held company, in exchange for approximately an 18% equity interest in Corautus Genetics, Inc. (“Corautus”), a publicly traded company that resulted from the merger of VGI and GenStar Therapeutics Corporation. As of the date of this exchange, the Company had no carrying value in its equity interest in VGI. Immediately following this transaction, the market value of the Company’s investment in Corautus was approximately $5,659. As a result, the Company recorded an unrealized gain equal to the market value for this long-term equity investment as of the date of this exchange.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB No. 25. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
The Company will adopt SFAS 123(R) on January 1, 2006.
SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted, modified or settled after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
The Company will adopt SFAS 123(R) using the modified prospective method.
As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The full impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on other factors such as stock price volatility and future employee exercise behavior. However, had the Company adopted SFAS 123(R) in prior periods, the impact

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE B) — Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note B, Summary of Significant Accounting Policies, Recent Accounting Pronouncements, to the Company’s consolidated financial statements. Based upon the fair value of unvested options as of December 31, 2005, the Company believes that the expense to be recorded in its consolidated statements of operations for 2006 will aggregate approximately $26,000, assuming no material stock option cancellations and excluding the expense associated with any 2006 stock option grants. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
Because the Company has been in a net operating loss position, it has not been recording any benefits of excess tax deductions as an operating cash flow in its consolidated statements of cash flows.
In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”). FSP FAS 115-1, which is effective for reporting periods beginning after December 15, 2005, provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115 and non-marketable equity securities accounted for under the cost method. FSP FAS 115-1 provides a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. Other than temporary losses on short-term investments and marketable securities would be expensed rather than included in stockholders’ equity. For those unrestricted investments not scheduled to mature within one year of December 31, 2005 and not needed for current operations, the Company has classified these investments as non-current marketable securities. As of December 31, 2005, the Company believes it has the ability to hold its temporarily impaired securities until their market values recover, which may be maturity. The Company does not believe that the adoption of FSP FAS 115-1 will have a material effect on the Company’s results of operations, financial condition or liquidity. While classifying certain investments as non-current assets does affect the Company’s working capital, the Company does not believe such classification affects its liquidity, given the marketable nature of these securities.
Reclassifications
Certain prior period balances have been reclassified to conform to current year presentation.
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

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE C) — Investments
Investments, including accrued interest, at December 31, 2005 and 2004 were as follows:

	December 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$56,991	$—	$(1,140)	$55,851
Corporate debt securities	115,421	3	(1,314)	114,110

Subtotal — Short-term investments	172,412	3	(2,454)	169,961

U.S. Treasury and agencies	68,156	11	(2,075)	66,092
Corporate debt securities	181,181	108	(3,561)	177,728

Subtotal — Marketable securities	249,337	119	(5,636)	243,820

Investment in CAT	9,368	2,531	—	11,899
Investment in Corautus	—	6,594	—	6,594

Subtotal — Long-term equity investments	9,368	9,125	—	18,493

Cash and cash equivalents	1,762	—	—	1,762
U.S. Treasury and agencies	86,895	24	(1,775)	85,144
Corporate debt securities	134,821	69	(1,625)	133,265

Subtotal — Restricted investments	223,478	93	(3,400)	220,171

Total	$654,595	$9,340	$(11,490)	$652,445

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$204,062	$263	$(2,317)	$202,008
Corporate debt securities	513,063	1,921	(3,617)	511,367

Subtotal — Short-term investments	717,125	2,184	(5,934)	713,375

Investment in Transgene	3,298	1,564	—	4,862
Investment in CAT	9,368	4,323	—	13,691
Investment in Corautus	—	8,528	—	8,528

Subtotal — Long-term equity investments	12,666	14,415	—	27,081

Cash and cash equivalents	1,567	—	—	1,567
U.S. Treasury and agencies	88,237	130	(779)	87,588
Corporate debt securities	126,597	422	(938)	126,081

Subtotal — Restricted investments	216,401	552	(1,717)	215,236

Total	$946,192	$17,151	$(7,651)	$955,692

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE C) — Investments (continued)
The Company’s gross unrealized losses and fair value of investments with unrealized losses were as follows:

	December 31, 2005

	Loss Position For		Loss Position For
	Less Than Twelve		Greater Than
	Months		Twelve Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and agencies	$3,108	$32	$52,742	$1,108	$55,850	$1,140
Corporate debt securities	20,257	45	92,850	1,269	113,107	1,314

Subtotal — Short-term investments	23,365	77	145,592	2,377	168,957	2,454

U.S. Treasury and agencies	9,247	163	54,135	1,912	63,382	2,075
Corporate debt securities	57,864	814	105,722	2,747	163,586	3,561

Subtotal — Marketable securities	67,111	977	159,857	4,659	226,968	5,636

U.S. Treasury and agencies	28,933	570	49,656	1,205	78,589	1,775
Corporate debt securities	67,974	755	54,856	870	122,830	1,625

Subtotal — Restricted investments	96,907	1,325	104,512	2,075	201,419	3,400

Total	$187,383	$2,379	$409,961	$9,111	$597,344	$11,490

	December 31, 2004

	Loss Position For		Loss Position For
	Less Than Twelve		Greater Than
	Months		Twelve Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and agencies	$111,879	$1,507	$31,140	$810	$143,019	$2,317
Corporate debt securities	325,319	3,347	7,570	270	332,889	3,617

Subtotal — Short-term investments	437,198	4,854	38,710	1,080	475,908	5,934

U.S. Treasury and agencies	62,073	764	425	15	62,498	779
Corporate debt securities	77,699	885	2,683	53	80,382	938

Subtotal — Restricted investments	139,772	1,649	3,108	68	142,880	1,717

Total	$576,970	$6,503	$41,818	$1,148	$618,788	$7,651

Short-term investments, Marketable securities and Restricted investments — unrealized losses
The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. Government agencies were caused by increases in the general level of interest rates. Given the terms and provisions of these investments, it is not expected that these securities would be settled at a price less than the amortized cost of the Company’s investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe these investments to be other-than-temporarily impaired as of December 31, 2005 and 2004.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE C) — Investments (continued)
Short-term investments, Marketable securities and Restricted investments — unrealized losses (continued)
The unrealized losses on the Company’s investments in corporate debt securities were caused by increases in the general level of interest rates. The Company does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Therefore, it is not expected that all the securities would be settled at a price less than the amortized cost of the investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe these investments to be other-than-temporarily impaired as of December 31, 2005 and 2004.
Other Information
The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investment securities at December 31, 2005:

	Short-term		Marketable		Restricted
	Investments		Securities		Investments

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Less than one year	$172,412	$169,961	$—	$—	$95,764	$94,885
Due in year two through year three	—	—	199,195	194,724	70,646	69,564
Due in year four through year five	—	—	50,142	49,096	53,407	52,116
Due after five years	—	—	—	—	3,661	3,606

Total	$172,412	$169,961	$249,337	$243,820	$223,478	$220,171

The Company’s short-term investments include mortgage-backed securities with an aggregate cost of $30,841 and an aggregate fair value of $30,074 at December 31, 2005. The Company’s marketable securities include mortgage-backed securities with an aggregate cost of $44,601 and an aggregate fair value of $43,144 at December 31, 2005. The Company’s restricted investments include mortgage-backed securities with an aggregate cost of $44,231 and an aggregate fair value of $43,522 at December 31, 2005. These securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.
The Company restricts investments with respect to certain leases with required maximum collateral levels of approximately $219,000. At December 31, 2005 and 2004, the Company had pledged $220,171 and $215,236 of investments, respectively, in connection with its leases, which are classified as Restricted investments on the consolidated balance sheets. See Note I, Commitments and Other Matters, for additional discussion.
The Company’s net proceeds, realized gains and realized losses from its investments are as follows:

	Year Ended December 31,

	2005	2004	2003

Net proceeds on sale of investments prior to maturity	$510,800	$688,802	$814,492
Realized gains	1,618	6,543	11,338
Realized losses	(2,499)	(1,696)	(1,532)
Realized gains and losses relate to the Company’s short-term investments, marketable securities, restricted and long-term equity investments are included in investment income in the consolidated statement of operations. The cost of the securities sold is based on the specific identification method.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE C) — Investments (continued)
Other Information (continued)
During 2005, 2004 and 2003, the Company recognized interest income of $24,277, $40,332 and $63,218, respectively, in investment income.
See Note B, Summary of Significant Accounting Policies, Comprehensive Income, for additional discussion of the Company’s investment activity.
(NOTE D) — Collaborations and U.S. Government Agreement
Agreements with GlaxoSmithKline (formerly SmithKline Beecham Corporation)
In May 1993, the Company entered into a collaboration agreement, providing GlaxoSmithKline (“GSK”), formerly SmithKline Beecham Corporation, a first right to develop and market products in human and animal health care (“GSK Products”), based upon human genes identified by the Company. In June 1996, this agreement was substantially amended (the “1996 GSK Agreement”). Under the 1996 GSK Agreement, the Company is entitled to (1) royalties on the net sales of certain GSK Products developed pursuant to the agreement, (2) product development milestones and (3) the option to co-promote up to 20% of any product developed by GSK under the collaboration agreement. In each of 2004 and 2003, the Company received $1,000 from GSK in connection with development milestones met by GSK during the year. The Company has been informed that GSK is pursuing research programs involving specific genes for the creation of small molecule, protein and antibody drugs. The Company cannot provide any assurance that any of these programs will be continued or result in any approved drugs.
In the third quarter of 2005, GSK exercised its option to co-develop and co-commercialize two of the Company’s products, LymphoStat-B and HGS-ETR1. Under the terms of the 1996 GSK agreement, the Company and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized, under a co-development and commercialization agreement, the remaining terms of which are being negotiated by the parties.
In October 2004, the Company entered into an agreement with GSK under which GSK acquired exclusive worldwide rights to develop and commercialize Albugontm, a drug that had been in late-stage preclinical development by the Company for potential use in the treatment of diabetes. In 2004, the Company received an up-front fee and is recognizing this revenue ratably over the clinical development period, which is estimated to be seven years. With respect to this fee, the Company recognized $741 and $185 as revenue for 2005 and 2004, respectively. In 2005, the Company received and recognized as revenue $12,000 from GSK in connection with development milestones met by GSK during the year. The Company is also entitled to receive additional milestone payments and royalties under this agreement.
Other Collaboration Agreements related to the 1996 GSK Agreement
During 1995 and 1996, the Company entered into several other collaboration agreements related to the 1996 GSK Agreement. These included a 1995 Option and License Agreement with Takeda Chemical Industries, Ltd. (“Takeda”) and a 1996 agreement among the Company, GSK, Schering Corporation and Schering-Plough Ltd., Sanofi-Synthelabo S.A., and Merck KGaA (collectively “Additional Collaboration Partners”). With respect to Takeda, during 2002, Takeda discontinued development of one product and exercised its option to develop and commercialize a second product in Japan. Takeda exercised no further options prior to June 30, 2004, the date at which the option period expired. The Company is entitled to royalties based on the sale of Takeda products covered by the Option and License Agreement and certain milestone payments. With respect to the 1996 agreement among the Additional Collaboration Partners, the Company is entitled to

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE D) — Collaborations and U.S. Government Agreement (continued)
Other Collaboration Agreements related to the 1996 GSK Agreement (continued)
license fees, research payments, milestone payments and royalties. The initial research term associated with this 1996 agreement expired in June 2001.
The Company has been informed that the Additional Collaboration Partners have been pursuing research programs involving specific genes for the creation of small molecule, protein and antibody drugs. The Company cannot provide any assurance that any of these programs will be continued or result in any approved drugs.
Other Collaborative and License Agreements
Since 1995, the Company has entered into a number of other agreements. These include a 1995 collaboration and license agreement with MedImmune, Inc., which was amended in 1996 and 1997, as well as other collaborative agreements. The Company received no payments and did not recognize any revenues in 2005, 2004 or 2003 pursuant to these agreements.
In March 1998, the Company entered into a gene therapy collaboration agreement with Transgene, of Strasbourg, France. Under this agreement, the Company received a 10% equity interest in Transgene, valued at $25,679 based on the quoted market value of Transgene’s common stock in exchange for giving Transgene the right to develop and co-market gene therapy products from ten genes selected by Transgene from the Company’s database. The Company initially recorded its investment in Transgene at its market value, with a corresponding entry to deferred revenue. The Company is recognizing the $25,679 of revenue from this transaction over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. Deferred revenue remaining for Transgene was $5,135 and $7,703 as of December 31, 2005 and 2004, respectively. The Company recognized $2,568 as revenue in each of 2005, 2004 and 2003. During the third quarter of 2005, the Company sold its remaining equity interest in Transgene.
In August 1999, the Company entered into a collaborative agreement with Cambridge Antibody Technology Ltd. (“CAT”) of Melbourn, United Kingdom to jointly pursue the development of fully human monoclonal antibody therapeutics. Under the agreement, CAT will conduct research to identify fully human monoclonal antibodies specific for the Company’s proprietary proteins. CAT will receive milestone payments from the Company in connection with the development of any such antibodies as well as royalty payments on the Company’s net sales of such licensed product following regulatory approval. The agreement provides for additional payments to CAT for each product relating to the achievement of milestones corresponding to the regulatory approval process. In the event of the achievement of other milestones or successful product launch, the Company would be obligated to pay CAT additional compensation and royalties. Subject to early termination under certain circumstances, this agreement will expire on the later of the expiration date of certain CAT patents or ten years after the date of first commercial sale of a product licensed by the Company.
In December 1999, the Company entered into a collaborative agreement, which was amended in 2001, with Abgenix, Inc. (“ABX”), of Fremont, California to exchange technology to identify novel human antibody drug candidates for development and commercialization. The research term of this agreement expired in 2005. During 2003, the Company exercised its option to develop a fully human antibody and paid $100 to ABX in accordance with the terms of this agreement. During 2004, the Company paid ABX $400 for one milestone payment pursuant to this agreement. Under this agreement, the Company would be obligated to ABX for milestone payments for this product along with royalties in the event of a successful product launch. Subject to early termination under certain circumstances, this agreement will expire upon the satisfaction of each party’s royalty obligations.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE D) — Collaborations and U.S. Government Agreement (continued)
Other Collaborative and License Agreements (continued)
In February 2000, the Company entered into a second agreement with Cambridge Antibody Technology. The ten-year agreement provides the Company with rights to use CAT technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company also has rights to use CAT antibody technology for the use and sale of research tools, for which the Company will pay CAT a share of revenues received. The Company will also pay CAT clinical development milestones and royalties based on product sales. The Company and CAT may also plan to combine resources to develop and sell therapeutic antibody products. CAT has the right to select up to twenty-four of the Company’s proprietary antigens for laboratory development. The Company has the option to share clinical development costs and to share the profits equally with CAT on up to eighteen such products. CAT has rights to develop six such products on its own. The Company is entitled to clinical development milestones and royalty payments on the products developed by CAT. Under this same agreement, the Company paid CAT $12,000 for future research support and made an equity investment in CAT. The Company has sold a portion of this equity investment and as of December 31, 2005, owned approximately 2% of CAT. In 2001, the Company exercised an option to enter into an exclusive development partnership with CAT relating to a fully human monoclonal antibody and paid $1,000 to CAT in accordance with the terms of this agreement. During 2002, the Company paid CAT an aggregate of $2,500 relating to the exercise of two options and one clinical milestone payment pursuant to this agreement. During 2003, the Company paid CAT an aggregate of $1,000 relating to two clinical milestones reached pursuant to this agreement. No milestone payments were made in 2004 or 2005.
In March 2000, the Company entered into an agreement with Dyax Corporation (“Dyax”), which was amended in July 2001. The agreement, as amended, provides the Company with rights to use Dyax’s technology for ten years to develop an unlimited number of therapeutic and diagnostic products which the Company may elect to market itself or to out-license. Concluding with the first quarter of 2003, Dyax had provided various research services in exchange for support payments made by the Company. In August 2003, the Company entered into an agreement with Genentech, Inc. (“Genentech”), which granted Genentech exclusive, worldwide patent rights to develop and commercialize therapeutic biologic products for human use based on a human gene discovered by the Company. In 2003, the Company received a non-refundable license fee related to this agreement. In 2005 and 2004, the Company received license maintenance fees associated with the Genentech agreement.
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
In March 2005, the Company entered into a license agreement with Biosite, Inc. (“Biosite”) granting exclusive rights to specific intellectual property of the Company in exchange for a non-refundable license fee. Biosite is obligated to the Company for milestone payments as set forth in the agreement. During March 2005, the Company received and recognized revenue associated with a non-refundable license fee and the first milestone of the agreement.
In December 2005, the Company, through its CoGenesys division, entered into a license agreement with Protein Design Labs, Inc. (“PDL”). The agreement provides PDL the right to use certain intellectual property to identify novel human antibody drug candidates for development and commercialization in exchange for a non-refundable license fee. In addition, the Company has the right to use PDL’s proprietary technology for five years. Under this reciprocal agreement, depending upon which party’s product moves

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE D) — Collaborations and U.S. Government Agreement (continued)
Other Collaborative and License Agreements (continued)
through the regulatory approval process, the Company or PDL would be obligated to the other for milestone payments for each therapeutic product or each diagnostic product along with royalties in the event of a successful product launch. Subject to early termination under certain circumstances, this agreement will expire upon the satisfaction of each party’s royalty obligations.
In December 2005, the Company entered into a license agreement with Amgen, Inc. (“Amgen”) in exchange for a non-refundable license fee. The agreement provides Amgen with intellectual property rights to develop and commercialize therapeutic biological product inventions. Amgen would be obligated to the Company for milestone payments for each therapeutic product or each diagnostic product along with royalties in the event of a successful product launch.
The Company has other ongoing technology collaborations and agreements as of December 31, 2005 with Kirin Brewery Company, Ltd., DakoCytomation Denmark A/S and others. During 2005, 2004 and 2003 the Company paid an aggregate of $645, $2,123 and $1,577, respectively, for research services or milestones to certain of these collaborators. While license or royalty payments may occur in the future in connection with these collaborations, no license or royalty payments were made or received during 2005, 2004 or 2003.
U.S. Government Agreement
In September 2005, the Company entered into a two-phase contract to supply ABthraxtm, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, the Company supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing and received and recognized $1,489 in revenue. Under the second phase of the contract, the U.S. Government has the option to place an order by September 2006 for up to 100,000 doses of ABthrax for the Strategic National Stockpile, for use in the treatment of anthrax disease. The HHS comparative testing results, along with the Company’s own preclinical and clinical study results, will form the basis of the U.S. Government’s decision process for exercising its option for product for the Strategic National Stockpile. The Company does not know whether the U.S. Government will purchase ABthrax, and if it does, the timing, extent and amount of such purchases.
(NOTE E) — Property, Plant and Equipment
Property, plant and equipment are stated at cost and are summarized as follows:

	December 31,

	2005	2004

Laboratory equipment	$61,504	$61,033
Leasehold improvements	30,996	32,148
Computer equipment and software	28,559	26,821
Land and improvements	22,982	22,982
Furniture and office equipment	5,123	4,571
Construction in-progress	239,183	165,062

	388,347	312,617
Less: accumulated depreciation and amortization	(83,538)	(68,876)

	$304,809	$243,741

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE E) — Property, Plant and Equipment (continued)
The Company entered into a capital lease for computer equipment in 2003. The capital lease is included in the Computer equipment and software amount above, at a cost of $982 as of both December 31, 2005 and 2004 and accumulated amortization of $739 and $355 as of December 31, 2005 and 2004, respectively. Amortization expense for this equipment is included in depreciation and amortization within the consolidated statements of cash flows.
Included in Construction in-progress is $234,807 and $157,930 as of December 31, 2005 and 2004, respectively, relating to the Company’s construction and related capitalized interest of a large-scale manufacturing facility. The construction phase is complete and the Company expects to complete the validation phase in the second half of 2006 at a cost of approximately $233,000 plus capitalized interest estimated at $12,900, resulting in a total cost of $245,900.
(NOTE F) — Other Assets
Other assets are comprised of the following:

	December 31,

	2005	2004

Deferred financing costs, net of accumulated amortization of $2,057 and $5,327, as of December 31, 2005 and 2004, respectively	$13,565	$10,491
Prepaid services	5,000	6,200
Deferred charge for residual value guarantee	2,797	3,430
All other assets	74	78

	$21,436	$20,199

Deferred financing costs were incurred in connection with the Company’s convertible subordinated debt offerings during 2005, 2004, 2000 and 1999. Debt issuance costs for the $513,120 of Notes outstanding as of December 31, 2005 amounted to approximately $15,622, representing primarily underwriting fees of approximately 3% of the gross amount of Notes, and are being amortized on a straight-line basis which approximates an effective interest method over the life of the Notes. Net deferred financing costs of approximately $1,442 were written off in 2005 in connection with the repurchase of a portion of the Company’s convertible subordinated debt. See Note H, Long-Term Debt, for additional discussion of the Company’s convertible subordinated debt.
See Note D, Collaboration Agreements, for discussion of prepaid services relating to CAT.
In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), during the second quarter of 2003 the Company recorded the estimated fair market value of its maximum residual value guarantee of the lease of one of its facilities (“Traville”). The Company estimated the fair market value of the guarantee as approximately $4,380 and is amortizing this amount on a straight-line basis over the term of the lease. As of December 31, 2005 and 2004, the unamortized amount of approximately $2,797 and $3,430, respectively, was recorded within Other assets and Other liabilities on the Company’s consolidated balance sheets. See Note I, Commitments and Other Matters for additional discussion.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE G) — Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are comprised of the following:

	December 31,

	2005	2004

Professional fees	$17,587	$17,930
Restructuring	6,399	14,468
Accrued expenses	5,606	5,004
Fixed asset purchases	5,403	20,320
Accrued interest	3,339	5,405

	$38,334	$63,127

The professional fees as of December 31, 2005 and 2004 primarily relate to the clinical trial costs associated with the Company’s ongoing studies.
The restructuring liability relates primarily to the Company’s actions to sharpen its focus on its most promising drug candidates announced during the first quarter of 2004. See Note M, Charge for Restructuring, for additional discussion.
The fixed asset purchases as of December 31, 2005 and 2004 primarily relate to the construction activity associated with the Company’s large scale manufacturing facility.
(NOTE H) — Long-Term Debt
The components of long-term debt are as follows:

			December 31,
	December 31,
Debt	2005 Interest Rates	Maturities	2005	2004

5.5% Convertible Subordinated Notes due 2006	5.50%	June 2006	$3,120	$3,120
2.25% Convertible Subordinated Notes due 2011	2.25%	October 2011	280,000	280,000
2.25% Convertible Subordinated Notes due 2012	2.25%	August 2012	230,000	—
5.0% Convertible Subordinated Notes due 2007	5.00%	(1)	—	139,821
3.75% Convertible Subordinated Notes due 2007	3.75%	(1)	—	81,874

			513,120	504,815
Less current portion			3,120	—

			$510,000	$504,815

(1)	No Notes outstanding as of December 31, 2005.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE H) — Long-Term Debt (continued)

Annual maturities of all long-term debt are as follows:
2006	$3,120
2007	—
2008	—
2009	—
2010	—
2011 and thereafter	510,000

$513,120

The carrying amount and fair value of the Company’s long-term debt are as follows:

	December 31,

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

5.5% Convertible Subordinated Notes due 2006	$3,120	$3,073	$3,120	$3,149
2.25% Convertible Subordinated Notes due 2011	280,000	228,200	280,000	295,050
2.25% Convertible Subordinated Notes due 2012	230,000	176,525	—	—
5.0% Convertible Subordinated Notes due 2007	—	—	139,821	139,821
3.75% Convertible Subordinated Notes due 2007	—	—	81,874	79,418

	$513,120	$407,798	$504,815	$517,438

During the second quarter of 1999, the Company completed the private placement of $125,000 of 5 1/2% Convertible Subordinated Notes due June 2006 (“5 1/2% Notes”) convertible into common stock at $13.05 per share. Between 2000 and 2001, a total of $121,880 of 5 1/2% Notes was converted into common stock. Total gross remaining debt issuance costs, which are being amortized on a straight-line basis, which approximates the effective interest method, were approximately $111, of which $104 and $88 had been amortized as of December 31, 2005 and 2004, respectively.
During the first quarter of 2000, the Company completed the private placement of $225,000 of 5% Convertible Subordinated Notes due February 2007 (“5% Notes”) and $300,000 of 3 3/4% Convertible Subordinated Notes due March 2007 (“3 3/4% Notes”). The 5% Notes and the 3 3/4% Notes were convertible into common stock at $56.25 and $109.50 per share, respectively. Debt issuance costs for the total $525,000 of Notes amounted to approximately $16,305. During the fourth quarter of 2004, the Company completed the private placement of new convertible subordinated debt, which enabled the Company to repurchase $60,079 of 5% Notes and $218,126 of 3 3/4% Notes or an aggregate principal amount of approximately $278,205, for an aggregate purchase price of approximately $272,892. The Company recorded a gain on the extinguishment of this debt of approximately $2,433, net of unamortized debt issuance costs associated with the repurchased debt in 2004. During the third quarter of 2005, the Company completed the private placement of additional convertible subordinated debt, which enabled the Company to repurchase the remaining $139,821 of 5% Notes and $81,874 of 3 3/4% Notes or an aggregate principal amount of approximately $221,695, for an aggregate purchase price of approximately $221,458 during the third and fourth quarters of 2005. The Company recorded a loss on the extinguishment of this debt of approximately $1,204, inclusive of unamortized debt issuance costs associated with the repurchased debt. Debt issuance costs, which were being amortized on a straight-line basis, which approximates the effective interest method, amounted to approximately $7,057, of which $5,685

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE H) — Long-Term Debt (continued)
and $4,930 had been amortized as of September 2005 prior to the repurchase program and as of December 31, 2004, respectively.
During the fourth quarter of 2004, the Company completed the private placement of $280,000 of 2 1/4% Convertible Subordinated Notes due October 2011 (“2 1/4% Notes due 2011”), convertible into common stock at approximately $15.55 per share. Debt issuance costs for the $280,000 of 2 1/4% Notes due 2011 amounted to approximately $8,650, which are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 2 1/4% Notes due 2011. Amortization of the debt issuance costs amounted to approximately $1,545 and $309 as of December 31, 2005 and 2004, respectively. The 2 1/4% Notes due 2011 also contain a provision for a “make-whole” premium to be paid by the Company to holders of the 2 1/4% Notes due 2011 in the event of certain changes in control that could occur during the life of the 2 1/4% Notes due 2011. The premium is payable in the form of cash, the Company’s common stock, or the same form of consideration used to pay for the shares of the Company’s common stock in connection with the transaction constituting the change in control. The premium declines over time and is based upon the price of the Company’s stock as of the effective date of the change in control. As of December 31, 2005, the maximum premium possible is approximately $66,080, or approximately 23.6% of the aggregate face value of 2 1/4% Notes due 2011 outstanding, in the event a qualified change in control occurs during 2006 with a stock price of $16.00 at such date.
During the third quarter of 2005, the Company completed the private placement of $230,000 of 2 1/4% Convertible Subordinated Notes due 2012 (“2 1/4% Notes due 2012”), convertible into common stock at approximately $17.78 per share. Debt issuance costs for the $230,000 of 2 1/4% Notes due 2012 amounted to approximately $6,863, including accrued expenses, which will be amortized on a straight-line basis, which approximates the effective interest method, over the life of the 2 1/4% Notes due 2012, of which $409 had been amortized as of December 31, 2005. The 2 1/4% Notes due 2012 also contain a provision for a “make-whole” premium to be paid by the Company to holders of the 2 1/4% Notes due 2012 in the event of certain changes in control that could occur during the life of the 2 1/4% Notes due 2012. The premium is payable in the form of the Company’s common stock by increasing the conversion rate to the holders of the Notes who convert their Notes. The premium, which is expressed as additional shares of common stock per one thousand dollars principal amount of notes, is based upon the price of the Company’s stock as of the effective date of the change in control. The maximum premium possible is approximately $38,300, or approximately 17% of the aggregate face value of 2 1/4% Notes due 2012 outstanding, in the event a qualified change in control occurs during 2006 with a stock price of $14.82 at such date.
With respect to all of the Company’s convertible subordinated notes (the “Notes”), the Notes are unsecured obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The Company’s options with respect to redemption of all or a portion of the Notes are as follows:

	Optional Redemption	December 31, 2005
Note	Effective Date	Redemption Price

5 1/2% Notes due 2006	July 2005	100.00%
2 1/4% Notes due 2011	No redemption option	Not applicable
2 1/4% Notes due 2012	No redemption option	Not applicable
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
(dollars in thousands, except share and per share data)
(NOTE I) — Commitments and Other Matters
Leases
The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2021. The leases contain various renewal and cancellation options. Minimum annual rentals are as follows:

	Operating	Capital
Year Ending December 31,	Leases	Lease

2006	$25,869	$324
2007	24,039	—
2008	24,643	—
2009	15,566	—
2010	8,919	—
2011 and thereafter	46,922	—

	$145,958	324

Less imputed interest		8

Present value of minimum lease payments		316
Less current portion		316

Long-term portion of minimum lease payments		$—

The Company leases all of its research and development and administrative facilities. The Company’s primary research and development and administrative facility, located on the Traville site in Rockville, Maryland, is owned by Wachovia Development Corporation (“WDC”). In June 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The Company restructured the lease relating to the Traville site in June 2003 and entered into an approximately seven-year operating lease (the “Traville lease”) with WDC. WDC, a wholly-owned subsidiary of Wachovia Corporation, is primarily engaged in real estate finance, development and leasing activities. The total financed cost of the Traville lease facility is $200,000. The construction of the research and development and administrative facility was substantially completed by November 2003, at which time the rent obligations under the Traville lease commenced. The Company’s rent obligation will approximate the lessor’s debt service costs plus a return on the lessor’s equity investment. The Company’s rent obligation under the Traville lease is floating and is based primarily on short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at the Company’s request. The floating rate was approximately 4.2% as of December 31, 2005.
The Company’s operating lease commitments include minimum annual rentals for the Traville lease which have been computed using the interest rate as of December 31, 2005. Over the remaining life of this lease, an aggregate rent obligation of approximately $39,220 has been included in the Company’s total operating lease commitment.
In addition, the Company had leased a research facility at 9800 Medical Center Drive near the Traville facility beginning in October 2001. During the fourth quarter of 2004, the Company exited from its seven-year lease associated with this research facility. In connection with this exit, the Company obtained a release of both its restricted investments of approximately $76,000 and its residual value guarantee of $64,600 and received approximately $16,600 in cash. To facilitate the transition from this space, the Company entered into a two-year operating sublease for this facility with the new lessee of this facility, which is included in the Company’s future minimum lease payment schedule. See Note M, Charge for Restructuring, for additional discussion.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE I) — Commitments and Other Matters (continued)
Leases (continued)
During 1997 and 1999, the Company entered into two long-term leases expiring January 1, 2019 for a process development and manufacturing facility aggregating 127,000 square feet and built to the Company’s specifications. Annual base rent under the leases is $3,765. Pursuant to the terms of these leases, the Company had security deposits of $12,993 and $12,572 as of December 31, 2005 and 2004, respectively, on deposit with the financing bank which is included in Restricted investments in the consolidated balance sheets. The security deposit will accrue interest up to a total security deposit of $15,000. Any amounts over $15,000 will be released to the Company. The security deposits will be released at the end of the lease term. The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. The leases require an additional security deposit if the Company does not meet its covenants. The Company has an option, but not an obligation, to purchase these facilities during the lease term at various prices or at the end of the lease term for an aggregate price of approximately $19,400.
The Company’s required collateral in the form of restricted investments with respect to the Traville lease, and leases for the existing process development and manufacturing facility, will reach approximately $219,000, which will serve as collateral for the duration of the leases. The Company will be required to restrict investments equal to 102% of the full amount of the $200,000 financed project cost for the Traville lease, or $204,000. The Company’s restricted investments with respect to the Traville lease were $207,178 and $202,664 as of December 31, 2005 and 2004, respectively. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $220,171 and $215,236 as of December 31, 2005 and December 31, 2004, respectively.
Under the Traville lease agreement, which the Company has accounted for as an operating lease, the Company has the option to purchase the property, during or at the end of the lease term, at an aggregate amount of $200,000. Alternatively, the Company can cause the property to be sold to third parties.
With respect to the Traville lease, the Company has a residual value guarantee of 87.75% of the total financed cost at lease termination. In the event of default, the Company is responsible for 100% of the total financed cost of the project. Because the lessor is responsible for servicing and repaying the debt financings to various parties, the Company has made the residual value guarantee to the lessor. In the event the lessor defaults to the lender, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of December 31, 2005, the Company’s residual value guarantee for the Traville lease had reached the full maximum amount of $175,500.
In connection with the Traville lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios.
In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), the Company recorded the estimated fair market value of the maximum residual value guarantee of the Traville lease during the second quarter of 2003. The Company estimated the fair market value of the guarantee as approximately $4,380 and is amortizing this amount on a straight-line basis over the term of the lease. As of December 31, 2005 and 2004, the unamortized amount of approximately $2,797 and $3,430, respectively, was recorded within Other assets and Other liabilities on the Company’s consolidated balance sheets.

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
The Company has entered into leases for office and laboratory space, which provide for certain rent abatement and rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $2,592 and $3,404 at December 31, 2005 and 2004, respectively.
Certain other leases provide for escalation for increases in real estate taxes and certain operating expenses.
The Company has entered into various sale-leaseback transactions resulting in equipment leases with rental payments aggregating $29,549 as of December 31, 2005, with initial terms ranging from five to seven years. The Company must either purchase the equipment at the end of the initial term at the greater of fair market value or 20% of original cost or, in some cases, extend the term of the lease for an additional year. The Company has accounted for these leases as operating leases. Minimum annual rentals are approximately $9,147 as of December 31, 2005.
Rent expense aggregated $29,049, $27,966 and $20,446 for the years ended December 31, 2005, 2004 and 2003, respectively.
Capital Expenditures
At December 31, 2005 and 2004, the Company had commitments for capital expenditures, consisting primarily of manufacturing equipment, of approximately $9,852 and $13,398, respectively. Included in commitments for capital expenditures is $7,986 and $10,276 as of December 31, 2005 and 2004, respectively, relating to the Company’s construction of a large-scale manufacturing facility.
401(k) Plan
The Company has adopted a 401(k) pension plan available to eligible full-time employees. The Company made contributions of $1,210, $1,410 and $1,256 to the plan for the years ended December 31, 2005, 2004 and 2003, respectively.
(NOTE J) — Stockholders’ Equity
Stock Option and Employee Stock Purchase Plans
The Company has stock option plans under which options to purchase shares of the Company’s common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant.
At December 31, 2005, the total authorized number of shares under all plans was 53,227,896. The vesting period of the options is determined by the Board of Directors and is generally four years. All options expire after ten years or earlier from the date of grant.
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
Option transactions during 2005, 2004 and 2003 are summarized as follows:

	Year Ended December 31,

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	23,473,913	$20.90	30,769,339	$27.31	28,307,139	$31.03
Options granted	7,646,186	12.38	2,520,350	10.97	6,010,898	12.47
Options exercised	(430,655)	8.59	(1,022,625)	7.79	(485,534)	7.74
Options canceled or expired	(1,388,409)	19.93	(8,793,151)	42.02	(3,063,164)	35.66

Outstanding at end of year	29,301,035	18.90	23,473,913	20.90	30,769,339	27.31

Options exercisable at end of year	19,931,261	22.13	16,049,826	24.45	17,488,816	30.90

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding		Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	(In Years)	Price	Exercisable	Price

$6.60 to $9.36	6,667,474	3.92	$8.18	5,710,083	$8.03
$9.37 to $12.39	6,153,696	7.41	11.52	3,088,277	11.60
$12.40 to $21.48	8,986,373	7.14	13.38	3,643,928	14.08
$21.49 to $38.06	3,569,981	3.15	27.44	3,565,462	27.44
$38.07 to $86.26	3,923,511	4.08	53.58	3,923,511	53.58

	29,301,035	5.57	18.90	19,931,261	22.13

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
In 2000, the Company’s stockholders approved the establishment of an Employee Stock Purchase Plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all employees to purchase shares of common stock. Participating employees may purchase common stock through payroll deductions at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of the participation period. Common stock reserved for future employee purchases under the plan aggregated 143,686 shares as of December 31, 2005. Common stock issued under this plan totaled 92,114, 70,956 and 97,363 in 2005, 2004 and 2003, respectively. Under the plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan.
The weighted-average fair value of the stock options granted during 2005, 2004 and 2003 is estimated as $4.60, $4.79 and $9.09 per share, respectively. The weighted-average fair value of the employee stock purchase plan rights granted during 2005, 2004 and 2003 is estimated as $3.00, $4.26 and $3.38, per share, respectively. These weighted-average fair values were determined based on the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year Ended December 31,

	2005	2004	2003

Expected life:
Stock options	3.00 – 5.04 years	5.17 years	6.75 years
Employee stock purchase plan	1.0 year	1.0 year	1.0 year
Interest rate	3.77% – 4.24%	3.68%	3.95%
Volatility	38% – 40%	40%	78%
Dividend yield	0%	0%	0%
In 2004, the Company reevaluated its method of estimating volatility. The Company determined that the implied volatility of its common stock, rather than its historical volatility, is a better estimate of expected volatility over the expected life of its options. Accordingly, the Company has valued its 2005 and 2004 stock options using implied volatility within the Black-Scholes-Merton option-pricing model.
Options available for future grant were 10,385,308 at December 31, 2005.
During the first quarter of 2004, the Company modified the stock option agreement for the Company’s former Chief Executive Officer (“former CEO”), who retired in the fourth quarter of 2004. This modification included an acceleration of all unvested shares as of the date of retirement and an extension of the standard post-employment exercise period. The Company recorded a non-cash compensation charge of $4,151 ratably over the former CEO’s remaining service period as a result of this modification.
During 2004, the Company modified the stock option agreements for certain key officers by extending the standard post-employment exercise period and for one key officer, also extending vesting beyond the date of termination. In the event any of the key officers terminated employment under certain circumstances, the key officer could receive the benefit of the modification provision(s) and the Company would record an aggregate

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE J) — Stockholders’ Equity (continued)
Stock Option and Employee Stock Purchase Plans (continued)
compensation charge of up to $11,018 for any modified options still outstanding as of the date of termination. During the fourth quarter of 2005, the Company made a second modification to the stock option agreement for one key officer. This officer and another key officer terminated employment the Company on December 31, 2005 and received the benefit of the modifications. Accordingly, the Company recorded a compensation charge of $6,985 during the fourth quarter of 2005. No compensation charge has been recorded as of December 31, 2005 for the other key officers because they are still employees of the Company as of this date and the Company is unable to estimate whether any of these key officers will ultimately obtain any benefit from this modification.
Non-vested Common Stock
Under the Plan, the Company issued 125,000 shares of non-vested common stock at a weighted-average grant date fair value of $13.24 per share, including 50,000 performance-based shares during the third quarter of 2005. No shares of non-vested common stock had been previously granted under the Plan. In the fourth quarter of 2005, 15,000 shares of non-vested stock were subsequently forfeited when a key officer terminated employment. The Company incurred $123 of compensation expense in 2005 related to the non-vested stock awards.
(NOTE K) — Preferred Share Purchase Rights
On May 20, 1998, the Company adopted a Shareholder Rights Plan, which provided for the issuance of rights to purchase shares of Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company. Under the Shareholder Rights Plan, the Company distributed one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 (the “Common Shares”), of the Company. The Rights were distributed on June 26, 1998 to stockholders of record on May 27, 1998.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE L) — Income Taxes
The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

	Year Ended December 31,

	2005	2004	2003

Federal income tax provision at 34%	$(81,409)	$(82,585)	$(63,010)
State taxes, net of federal tax benefit	(10,732)	(11,024)	(8,551)
Tax credits, principally for research and development	(6,930)	(6,975)	(6,751)
Stock option deduction for which no book benefit is available	(560)	(1,475)	(667)
Other	2,426	1,457	81
Increase in valuation allowance on deferred tax asset	97,205	100,602	78,898

	$—	$—	$—

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Current	Long-Term
	Asset	Asset/(Liability)

December 31, 2005
Net operating loss carryforward	$—	$512,953
Research and development and other tax credit carryforwards	—	52,509
Capital loss carryforward	—	10,605
Loss on impaired investments	—	8,899
Net unrealized losses on investments	—	648
Deferred revenue	992	2,575
Depreciation	—	(945)
Reserves and accruals	8,027	2,683
Other	—	524

	9,019	590,451
Less valuation allowance	(9,019)	(590,451)

	$—	$—

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
Provision for income taxes is comprised of the following:

Year Ended
December 31,

	2005	2004	2003

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign taxes	—	—	—
Deferred	—	—	—

	$—	$—	$—

The Company has available tax credit carryforwards of approximately $52,509, which expire, if unused, from the year 2008 through the year 2025. The Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $1,328,083, which expire, if unused, from the year 2010 through the year 2025. The Company’s ability to utilize these NOLs may be limited under Internal Revenue Code Section 382. The tax benefit of approximately $242,835 of NOLs related to stock options will be credited to equity when the benefit is realized through utilization of the NOL carryforwards.
(NOTE M) — Charge for Restructuring
During the first quarter of 2004, the Company announced plans to sharpen its focus on its most promising drug candidates. In order to reduce significantly future expenses, and thus enable the Company to dedicate more resources to the most promising drugs, the Company reduced staff, streamlined operations and consolidated facilities. The results for the year ended December 31, 2004 include a charge of $15,408, which is shown as a Charge for restructuring in the consolidated statement of operations. The charge consisted approximately of $7,696 for the consolidation of facilities, approximately $5,212 related to the retirement of the Company’s

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE M) — Charge for Restructuring (continued)
former CEO, including $4,151 related to the modification of the former CEO’s stock options, and $2,500 related to the total cost of employee severance benefits.
With respect to the consolidation of facilities, during the third quarter of 2004, the Company exited a laboratory and production facility in Rockville, Maryland at 9410 Key West Avenue (“9410”), for which it has a remaining operating lease obligation of approximately $2,253 for 2006 through 2008. Based upon certain market information, the Company recorded an accrual for an estimated disposal loss on certain fixed assets and leasehold improvements of $4,000 in the third quarter of 2004. The Company decided to reoccupy 9410 as of the second quarter of 2005. Based on this decision, the Company reevaluated its position as of December 31, 2004 and concluded the assets were recorded at their fair value. The facility is currently being occupied by the Company’s CoGenesys division. In connection with the Company’s planned sale of this division, the Company anticipates assigning the 9410 lease to CoGenesys and selling to CoGenesys the equipment and leasehold improvements at the net book value as of the date of the sale. See Note N, CoGenesys, for additional discussion. The Company may continue to evaluate other facility consolidation alternatives during 2006.
The Company had a lease agreement for a research facility located at 9800 Medical Center Drive, near the Company’s Traville facility in Rockville, Maryland (the “9800 MCD lease”). In December 2004, the Company exited from its seven-year lease associated with this facility. In connection with this exit, the Company obtained a release of both the restricted investments of approximately $76,000 and the residual value guarantee of $64,600. Also, to facilitate the transition from this space, the Company entered into an operating lease for this facility for two years with the new lessee of this facility. The Company received $16,600 in cash consideration from this new lessee in exchange for the Company’s exit of its lease as well as the sale of the leasehold improvements having an aggregate net book value of approximately $9,294 and other assets located at 9800 Medical Center Drive. Transaction costs and exit costs for rent and operating costs, net of estimated sublease income associated with non-utilized space under the new lease, aggregated $11,002. Net of the cash consideration and all the costs, which aggregated $20,296, the Company recorded a loss of $3,696 in 2004 related to this exit, which is included in the Charge for restructuring in the consolidated statements of operations. The Company will review its estimated exit cost accrual on an ongoing basis.
The following table summarizes the activity related to the liability for restructuring costs as of December 31, 2005:

		Former CEO
	Severance	Related
	and	Benefits	Facilities
	Benefits	Charges	Related	Total

Balance as of January 1, 2005	$21	$961	$9,486	$10,468
9800 Medical Center Drive	—	—	915	915

Subtotal	21	961	10,401	11,383
Cash paid	(1)	(519)	(3,624)	(4,144)
Non-cash	—	—	(840)	(840)

Balance as of December 31, 2005	$20	$442	$5,937	$6,399

During the fourth quarter of 2005, the Company vacated from a significant portion of the 9800 Medical Center Drive facility. Accordingly, the Company accrued $915 for the remaining lease obligation associated with the vacated space.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE M) — Charge for Restructuring (continued)
The non-cash charge of $840 relates to the realized loss incurred in 2005 associated with assets sold in conection with the exit at 9800 Medical Center Drive.
The liability for restructuring costs of $6,399 and $10,468 as of December 31, 2005 and 2004, respectively, was shown within accounts payable and accrued expenses on the consolidated balance sheets.
The Company’s Charge for restructuring for 2004 of $15,408 included in the consolidated statement of operations represents the gross expense of $32,008, net of $16,600 of cash consideration received in connection with the exit from 9800 Medical Center Drive.
(NOTE N) — CoGenesys
During the fourth quarter of 2005, the Company entered into an agreement with TriGenesys, Inc. (“TGS”) that enables TGS to acquire various assets, rights and interests used by the Company’s CoGenesys division (“CoGenesys”) provided that TGS raises at least $25,000 in financing and meets certain other conditions (the “CoGenesys Agreement”). TGS shareholders include two former senior executives of the Company. The CoGenesys Agreement may be terminated prior to the consummation of the acquisition by mutual written consent of both the Company and TGS or by the Company if TGS has not completed the necessary financing by May 31, 2006, unless otherwise extended.
The CoGenesys Agreement provides that TGS will (i) pay at least $10,000 but not more than $20,000 for the CoGenesys assets, rights and interests, (ii) assume certain specified liabilities and (iii) pay for the operating expenses incurred by CoGenesys between January 1, 2006 and the date of acquisition, up to $10,000. At the Company’s option, it can receive these payments in the form of either cash or equity or a combination of both. In the event the Company held an equity interest in TGS, TGS would be deemed a related party.
The CoGenesys Agreement provides the Company with various milestone and royalty rights on any CoGenesys product and the option to reestablish development rights to certain licensed products as well as the option to have CoGenesys conduct drug development activities on the Company’s behalf. CoGenesys can obtain additional product rights by extending the initial seven-year research term upon the payment of additional consideration.
As of December 31, 2005, the Company employed approximately 60 employees in the CoGenesys division, all of whom are expected to become employees of TGS upon the date of acquisition. In addition, the Company has assets with a net book value of approximately $3,078 as of December 31, 2005, that are expected to be sold to TGS.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE O) — Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,

	2005	2004	2003

Numerator:
Net loss	$(239,439)	$(242,898)	$(185,324)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	130,772,233	130,041,071	129,112,670

Net loss per share, basic and diluted:
Net loss per share	$(1.83)	$(1.87)	$(1.44)

Common stock shares issued in connection with the Company’s Employee Stock Purchase Plan and through the exercised options granted pursuant to the Employee Stock Option Plan are included in the Company’s weighted average share balance based upon the issuance date of the related shares. For the years ended December 31, 2005, 2004 and 2003, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt is anti-dilutive. As of December 31, 2005, 2004 and 2003, the Company had 29,301,035, 23,473,913 and 30,769,339, respectively, of stock options outstanding. As of December 31, 2005, 2004 and 2003, the Company had 31,181,957, 21,482,403 and 6,532,588, respectively, of shares issuable upon the conversion of the Company’s convertible subordinated debt.
(NOTE P) — Related Parties
The Company’s equity investments in CAT and Corautus make them related parties with the Company. Effective with the sale of the Company’s investment in Transgene in 2005, Transgene is no longer a related party. While deemed a related party, the Company recognized revenue of $1,498, $2,568 and $2,568, in 2005, 2004 and 2003, respectively, under a 1998 collaboration agreement with Transgene. In 2005, 2004 and 2003, the Company amortized $1,200 each year for research support costs paid to CAT in connection with a 2000 collaboration agreement. In 2003, the Company paid $1,000 to CAT, in connection with two collaboration agreements. The Company made no payments to CAT in 2005 and 2004.
During the fourth quarter of 2005, the Company entered into an asset purchase and license agreement with TriGenesys, Inc., a company whose stockholders include two individuals who were senior executives of the Company at the time of the agreement. See Note N, CoGenesys, for additional discussion.
The Company had no other material related party transactions during 2005, 2004 or 2003.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
(NOTE Q) — Quarterly Financial Information (unaudited)
Quarterly financial information for 2005 and 2004 is presented in the following tables:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2005
Revenue	$1,105	$2,854	$5,882	$9,272
Income (loss) from operations	(62,522)	(58,972)	(58,022)	(72,154)
Net income (loss)	(59,582)	(55,986)	(54,363)	(69,508)
Net income (loss) per share, basic and diluted	(0.46)	(0.43)	(0.42)	(0.53)

2004
Revenue	$1,643	$644	$717	$827
Income (loss) from operations	(64,209)	(63,789)	(65,544)	(73,312)
Net income (loss)	(55,428)	(58,527)	(62,237)	(66,706)
Net income (loss) per share, basic and diluted	(0.43)	(0.45)	(0.48)	(0.51)
The Company’s results for the fourth quarter of 2005 include a non-cash stock option modification charge of $6,985, or $0.05 per share, as a result of the departure of two senior executives.
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