Form 10-Q
period 2006-03-31
HUMAN GENOME SCIENCES INC
filed 2006-05-10
CIK 901219

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2006	Commission File Number 0-22962
HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware (State of organization)	22-3178468 (I.R.S. Employer Identification Number)
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
Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding on March 31, 2006 was 131,428,636.

TABLE OF CONTENTS

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005	3

	Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1a.	Factors That May Affect Our Business	26

Item 6.	Exhibits	38

	Signatures	39

	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2006	2005
	(dollars in thousands, except
	share and per share amounts)
Revenue — research and development contracts	$6,840	$1,105

Costs and expenses:
Research and development	58,407	54,199
General and administrative	13,391	9,428

Total costs and expenses	71,798	63,627

Income (loss) from operations	(64,958)	(62,522)

Investment income	5,117	6,242
Interest expense	(2,298)	(3,302)

Income (loss) before taxes	(62,139)	(59,582)
Provision for income taxes	—	—

Net income (loss)	$(62,139)	$(59,582)

Basic and diluted net income (loss) per share	$(0.47)	$(0.46)

Weighted average shares outstanding, basic and diluted	131,221,924	130,609,985

The accompanying Notes to Consolidated Financial Statements are an integral part hereof. Net income (loss) for the three months ended March 31, 2006 included stock-based compensation expense under FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) of $6,726 related to employee stock options representing $4,308 in Research and development and $2,418 in General and administration. There was no stock-based compensation expense related to employee stock options under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) included in net income (loss) for the three months ended March 31, 2005 because the Company did not adopt the fair value recognition provisions of SFAS 123, but rather used the alternative intrinsic value method.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(dollars in thousands, except
	share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$7,414	$12,268
Short-term investments	235,911	169,961
Prepaid expenses and other current assets	10,387	6,088

Total current assets	253,712	188,317

Marketable securities	119,825	243,820
Long-term equity investments	18,858	18,493
Property, plant and equipment (net of accumulated depreciation and amortization)	303,595	304,809
Restricted investments	217,247	220,171
Other assets	20,438	21,436

TOTAL ASSETS	$933,675	$997,046

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,120	$3,120
Current portion of capital lease obligation	231	316
Accounts payable and accrued expenses	32,858	38,334
Accrued payroll and related taxes	11,574	14,330
Deferred revenues	3,359	3,335

Total current liabilities	51,142	59,435

Long-term debt, net of current portion	510,000	510,000
Deferred revenues, net of current portion	5,073	5,900
Other liabilities	4,422	4,745

Total liabilities	570,637	580,080

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,313	1,310
Additional paid-in capital	1,795,571	1,786,549
Accumulated other comprehensive loss	(2,499)	(1,685)
Accumulated deficit	(1,431,347)	(1,369,208)

Total stockholders’ equity	363,038	416,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$933,675	$997,046

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2006	2005
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(62,139)	$(59,582)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term investments and marketable securities	1,273	(490)
Depreciation and amortization	4,533	4,919
(Gain) loss due to disposal of property, plant and equipment	(83)	320
Stock-based compensation expense related to employee stock options	6,726	—
Stock-based compensation expense related to nonvested stock	136	—
Loss on sale of investments and marketable securities	164	918
Loss on sale of restricted investments	14	42
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,299)	1,303
Other assets	3,079	3,756
Accounts payable and accrued expenses	(535)	(2,544)
Accrued restructuring charges	(1,256)	—
Accrued payroll and related taxes	(2,756)	1,937
Deferred revenues	(803)	672
Other liabilities	(2,962)	(3,580)

Net cash provided by (used in) operating activities	(58,908)	(52,329)

Cash flows from investing activities:
Capital expenditures — property, plant and equipment	(5,098)	(33,354)
Capitalized interest	(1,261)	(1,366)
Purchase of short-term investments and marketable securities	(44,266)	(58,133)
Proceeds from sale and maturities of short-term investments and marketable securities	89,280	142,131

Net cash provided by investing activities	38,655	49,278

Cash flows from financing activities:
Purchase of restricted short-term investments and marketable securities	(38,788)	(28,811)
Proceeds from sale and maturities of restricted investments	52,110	27,154
Proceeds from issuance of common stock (net of expense)	2,162	811
Payments on capital lease	(85)	(81)

Net cash provided by (used in) financing activities	15,399	(927)

Net (decrease) increase in cash and cash equivalents	(4,854)	(3,978)
Cash and cash equivalents — beginning of year	12,268	24,075

Cash and cash equivalents — end of year	$7,414	$20,097

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,763	$5,132
Income taxes	$—	$—
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITES
(DOLLARS IN THOUSANDS):
During the three months ended March 31, 2006, the Company transferred securities with maturities less than one year from its Restricted investments to Short-term investments with an aggregate market value of approximately $65,115 in exchange for securities from its Marketable securities portfolio having an aggregate market value of approximately $60,857.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2006
(dollars in thousands, except share and per share data)
Note 1. Interim Financial Statements
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 2006 and 2005, the Company’s financial position at March 31, 2006, and the cash flows for the three months ended March 31, 2006 and 2005. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K.
The results of operations for the three months ended March 31, 2006 are not necessarily indicative of future financial results.
Note 2. Stock-Based Compensation
As of March 31, 2006, the Company has two stock-based compensation plans, which are described below. The compensation cost that has been recorded as expense for those plans was $6,862, comprised of $6,726 related to stock options and $136 related to nonvested stock, and $0 for the three months ended March 31, 2006 and 2005, respectively. No income tax benefit was recognized in the income statement for stock-based compensation for the three months ended March 31, 2006 and 2005 as realization of such benefits was not more likely than not.
Stock Incentive Plan
The Company has a stock incentive plan under which options to purchase new shares of the Company’s common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. The plan also provides for awards in the form of stock appreciation rights, restricted or unrestricted stock awards, stock-equivalent units or performance-based stock awards. The Company issues both qualified and non-qualified options under the stock incentive plan.
In 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”) for the granting of options to purchase shares of common stock to officers, employees, directors, consultants and non-employee directors. The Company’s prior plans were merged into the 2000 Plan. The exercise price of options granted under the plan may not be less than the market price on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Upon acquisition by a person, or group of persons, of more than 50% of the Company’s outstanding common stock, granted options shall immediately vest in full and be exercisable. The Company recognizes compensation expense for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. All options expire after ten years or earlier from the date of grant.
At March 31, 2006, the total authorized number of shares under all plans was 53,228,746. Options available for future grant were 7,342,291 as of March 31, 2006.
Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2006
(dollars in thousands, except share and per share data)
Note 2. Stock-Based Compensation (continued)
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for those stock-based awards vesting during the three months ended March 31, 2006 that were granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the fair value measurement provisions of SFAS 123, and (b) compensation cost for all stock-based awards vesting during the three months ended March 31, 2006 that were granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.
The Company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods, or Services”.
Common stock equity award activity is as follows for the three months ended March 31, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(years)	Value(1)
Outstanding at January 1, 2006	29,301,035	$18.90
Granted	3,457,860	10.90
Exercised	(268,838)	8.05		$899
Forfeited or expired	(414,843)	19.28

Outstanding at March 31, 2006	32,075,214	18.13	5.8	18,348

Vested or expected to vest at March 31, 2006	30,363,324	18.49	5.1	18,047

Exercisable at March 31, 2006	20,662,615	21.69	4.3	16,338

(1) Aggregate intrinsic value represents only the value for those options in which the exercise price of the option is less than the market value of the Company’s stock on March 31, 2006.
A summary of the status of the Company’s nonvested common stock as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

Weighted-Average
Nonvested common stock	Shares	Grant-Date Fair Value
Outstanding at January 1, 2006	110,000	$13.24
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2006	110,000	13.24

Vested at March 31, 2006	—	—

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2006
(dollars in thousands, except share and per share data)
Note 2. Stock-Based Compensation (continued)
The following table summarizes stock-based compensation expense related to employee stock options which was classified as follows:

			Three months ended March 31,
		2006			2005
	Expense		Expense	Expense		Expense
	including		excluding	including		excluding
	stock option	Stock option	stock option	stock option	Stock option	stock option
	compensation	compensation	compensation	compensation	compensation	compensation
Costs and expenses:
Research and development	$58,407	$(4,308)	54,099	$54,199	$—	$54,199
General and administrative	13,391	(2,418)	10,973	9,428	—	9,428

Total	$71,798	$(6,726)	$65,072	$63,627	$—	$63,627

For the three months ended March 31, 2006 and 2005, in conjunction with stock option exercises, the Company issued 268,838 and 97,559 shares of common stock, respectively. The Company received cash proceeds from the exercise of these stock options of approximately $2,162 and $811 for the three months ended March 31, 2006 and 2005, respectively.
The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three month periods March 31, 2005. The reported and pro forma net income and net income per share for the three months ended March 31, 2006 are the same because stock-based compensation expense is calculated under the provisions of SFAS 123(R). The amounts for the three months ended March 31, 2006 are included in the table below only to provide net loss and net loss per share for a comparative presentation to the period of the previous year.

	Three months ended March 31,
	2006	2005
Net income (loss), as reported	$(62,139)	$(59,582)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(8,801)

Pro forma net income (loss)	$(62,139)	$(68,383)

Net income (loss) per share:
Basic and diluted — as reported	$(0.47)	$(0.46)
Basic and diluted — pro forma	$(0.47)	$(0.52)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2006
(dollars in thousands, except share and per share data)
Note 2. Stock-Based Compensation (continued)
For the three months ended March 31, 2006 and 2005, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.
The effect of applying SFAS No. 123(R) on the net loss and net loss per share for the three months ended March 31, 2006 as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.
The following table summarizes the impact of stock-based and non vested stock compensation on cash flows for the three months ended March 31, 2006 and 2005.

	For the three months ended March 31,
	2006	2005
Cash flows from operations:
Stock-based compensation	$6,726	—
Nonvested stock	136	—
Cash flows from financing activities:
Stock-based compensation	—	—
Nonvested stock	—	—
As of March 31, 2006, total compensation expense related to nonvested stock options not yet recognized was $60,280, which is expected to be recognized over the next 2.9 years on a weighted-average basis. There were 11,412,599 shares of nonvested stock options outstanding but not yet exercisable at March 31, 2006. The weighted average fair value of these shares of nonvested stock was $5.28 as of March 31, 2006.
The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005, was approximately $899 and $380, respectively. The total fair value of stock options which vested during the three months ended March 31, 2006 was approximately $6,726. The total fair value of stock options which vested during the three months ended March 31, 2005 was approximately $8,801. The weighted-average grant-date fair value of equity awards granted during the three months ended March 31, 2006 was $4.97. The weighted-average fair value of the equity awards granted during the three months ended March 31, 2006 was determined based on the Black-Scholes-Merton option-pricing model with the following assumptions:

Three months ended
March 31, 2006
Expected life:	4.87 – 5.05 years
Interest rate	4.33% – 4.55%
Volatility	38% – 45%
Dividend yield	0%
An explanation of the above assumptions is as follows:
Expected Life of Stock-based Awards — The expected life of stock-based awards is the period of time for which the stock-based award is expected to be outstanding.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2006
(dollars in thousands, except share and per share data)
Note 2. Stock-Based Compensation (continued)
Interest Rate — The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (implied volatility) during a period. The Company uses the implied volatility of its traded convertible notes as the sole basis for its expected volatility.
Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
Employee Stock Purchase Plan
During the second quarter of 2000, the Company’s stockholders approved the establishment of an Employee Stock Purchase Plan registering 500,000 shares of $0.01 par value common stock as available to this plan. Under the plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan. The first purchase period for the plan began January 1, 2001. Common stock reserved for future employee purchase under the plan aggregated 143,686 as of March 31, 2006. There are no other investment options for participants.
Note 3. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, long-term investments and cumulative translation adjustment activity to be included in other comprehensive income.
During the three months ended March 31, 2006 and 2005, total comprehensive income (loss) amounted to:

	Three months ended
	March 31,
	2006	2005
Net income (loss)	$(62,139)	$(59,582)

Net unrealized gains (losses):
Short-term investments and marketable securities	1,042	(5,710)
Long-term investments	365	(2,689)
Restricted investments	(2,403)	(1,797)
Foreign currency translation	4	(4)

Subtotal	(992)	(10,200)

Reclassification adjustments for losses realized in net loss	178	960

Total comprehensive income (loss)	$(62,953)	$(68,822)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2006
(dollars in thousands, except share and per share data)
Note 3. Comprehensive Income (Loss) (continued)
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three months ended March 31, 2006 and 2005, and their respective net proceeds were as follows:

	Three months ended
	March 31,
	2006	2005
Realized gains	$67	$62
Realized losses	(245)	(1,022)
Net proceeds on sale of investments prior to maturity	84,789	96,797
Note 4. Commitments and Other Matters
The Company’s primary research and development and administrative facility, located on the Traville site in Rockville, Maryland, is owned by Wachovia Development Corporation (“WDC”). WDC, a wholly-owned subsidiary of Wachovia Corporation, is primarily engaged in real estate finance, development and leasing activities. The total financed cost of the Traville lease facility is $200,000. The Company’s rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The Company’s rent obligation under the Traville lease is floating and is based primarily on short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at the Company’s request. The floating rate was approximately 4.6% as of March 31, 2006.
The Company’s restricted investments with respect to the Traville lease and leases for the existing process development and manufacturing facility will serve as collateral for the duration of the leases. The Company is required to restrict investments equal to 102% of the full amount of the $200,000 financed project cost for the Traville lease, or $204,000. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $217,247 and $220,171 as of March 31, 2006 and December 31, 2005, respectively.
Under the Traville lease agreement, which the Company has accounted for as an operating lease, the Company has the option to purchase the property, during or at the end of the lease terms, for an aggregate amount of $200,000. Alternatively, the Company can cause the property to be sold to third parties. The Company has a residual value guarantee of 87.75% of the total financed cost at lease termination. In the event of default, the Company is responsible for 100% of the total financed cost of the project. Because the lessor is responsible for servicing and repaying the debt financings to various parties, the Company has made the residual value guarantee to the lessor. In the event the lessor defaults to the lender, the Company has the right to cure the default or exercise its option to acquire the property. At any time during the lease term, the Company has the option to purchase legal and/or beneficial interest in the project for 100% of the lease balance plus any unpaid indemnity amounts. As of March 31, 2006, the Company’s residual value guarantee for the Traville lease had reached the full maximum amount of $175,500.
In connection with the Traville lease, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios.
See Note 8, Subsequent Event, for additional information.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2006
(dollars in thousands, except share and per share data)
Note 5. Charge for Restructuring
During the first quarter of 2004, the Company announced plans to sharpen its focus on its most promising drug candidates and reduced staff, streamlined operations and consolidated facilities. The Company may continue to evaluate other facility consolidation alternatives during 2006.
The Company had a lease agreement for a research facility located at 9800 Medical Center Drive, near the Company’s Traville facility in Rockville, Maryland (the “9800 MCD lease”). In December 2004, the Company exited its seven-year lease associated with this facility. The Company’s exit accrual for this facility was $4,801 and $5,937 as of March 31, 2006 and December 31, 2005, respectively. The Company will review the adequacy of its estimated exit accrual on an ongoing basis.
The following table summarizes the activity related to the liability for restructuring costs as of March 31, 2006:

		Former CEO
	Severance	Related
	and	Benefits	Facilities
	Benefits	Charges	Related	Total
Balance as of January 1, 2006	$20	$442	$5,937	$6,399
Cash paid	—	(120)	(1,136)	(1,256)
Non-cash	—	—	—	—

Balance as of March 31, 2006	$20	$322	$4,801	$5,143

The liability for restructuring costs of $5,143 and $6,399 as of March 31, 2006 and December 31, 2005, respectively, was shown within accounts payable and accrued expenses on the consolidated balance sheets.
Note 6. Fair Value of Financial Instruments
The carrying amounts for the Company’s investments reflected in the consolidated balance sheets at March 31, 2006 and December 31, 2005 approximate their respective fair values. The fair value of the Company’s investments is based on quoted market prices.
The carrying value of the Company’s debt was approximately $513,000 as of both March 31, 2006 and December 31, 2005. The fair value of the Company’s long-term debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt increased to approximately $467,000 as of March 31, 2006 from $408,000 as of December 31, 2005.
Note 7. Related Parties
The Company’s equity investments in Cambridge Antibody Technology Ltd. (“CAT”) and Corautus Genetics Inc. (“Corautus”) make them related parties with the Company. Effective with the sale of the Company’s investment in Transgene, S.A. (“Transgene”) in 2005, Transgene is no longer a related party. While deemed a related party, the Company recognized revenue of $642 for the three months ended March 31, 2005 under a 1998 collaboration agreement with Transgene. For both of the three months ended March 31, 2006 and 2005, the Company expensed $300 for support costs paid to CAT in connection with a collaboration agreement. The Company had no other material related party transactions in these periods.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2006
(dollars in thousands, except share and per share data)
Note 8 — Subsequent Event
Commitments and Contingencies — Facilities- Traville and Large-Scale Manufacturing
In May 2006, the Company entered into a Purchase and Sale agreement with BioMed Realty, LLP (“BioMed”) to either sell or cause to be sold the Traville facility, the Traville land and the Large-Scale Manufacturing facility (“LSM”) and concurrently entered into long-term lease agreements with BioMed for the two facilities.
With respect to Traville, the Company is exercising its option under its current lease with Wachovia Development Corporation (“WDC”) to cause the property to be sold by WDC to BioMed. In addition, the Company is selling its land associated with the Traville facility as well as the adjoining undeveloped land on the site. At closing, BioMed will pay WDC $200,000 to purchase the Traville facility, at which time WDC will terminate its lease with the Company and release the Company’s restricted investments of approximately $204,500 that served as collateral under the lease. In addition, the Company will receive approximately $25,000 in cash in consideration for all of the land and improvements associated with the Traville site. The Company expects to record a loss of approximately $4,700 associated with Traville-related assets, excluding transaction costs of approximately $2,000.
For Traville, the Company is entering into a twenty year lease, with a buy-out option after ten years, with BioMed with initial annual rent of approximately $19,750. Aggregate rental payments over the twenty year period are approximately $480,000, including an expected annual escalation of 2%. The Company will be required to restrict investments of approximately $22,000 to serve as a security deposit under this lease. As a result of entering into this lease, the Company believes its annual rent will increase by approximately $10,000 as the rent under the BioMed lease will be greater than the rent applicable under the WDC lease as of April 2006.
The Company has agreed it will exercise its purchase option with respect to equipment acquired through several operating leases at the end of the lease terms. As a result, the Company will record capital lease obligations of approximately $15,000 relating to these leases as of the date of closing. The Company will transfer ownership of this facility-related equipment to BioMed at the earlier of the end of the Traville lease term or certain other pre-specified events.
With respect to the Large-Scale Manufacturing facility, the Company has agreed to sell this facility and land, but excluding the equipment, to BioMed for approximately $200,000. The Company expects to incur transaction costs of approximately $2,000 associated with this transaction.
For the LSM, the Company is entering into a twenty year lease, with a buy-out option exercisable during the first three years, with BioMed with initial annual rent of approximately $19,750. Aggregate rental payments over the twenty year period are approximately $480,000, including an expected annual escalation of 2%. The Company will be required to restrict investments of approximately $22,000 to serve as a security deposit under this lease.
The Company will transfer ownership of its LSM-related equipment to BioMed at the earlier of the end of the LSM lease term or certain other pre-specified events.
The Company is in the process of determining the accounting treatment for the BioMed agreement, including an evaluation of any non-cash charges with respect to the terminating of the WDC lease as well as the operating or capital lease treatment for the new Traville lease. The Company believes it will account for the LSM lease as a capital lease.
Note 9. Reclassifications
Certain prior period balances have been reclassified to conform to 2006 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
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
     We have developed and continue to enhance the resources necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company. We have expanded our manufacturing facilities to allow us to produce larger quantities of therapeutic protein and antibody drugs for clinical development. We have completed construction and are in the validation phase of a large-scale manufacturing facility to increase our capacity for therapeutic protein and antibody drug production. We anticipate placing the facility into operational service in the second half of 2006. We are strengthening our commercial operations staff, and our intent is to add marketing and sales staff as needed as our products approach commercialization.
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
     We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements with GlaxoSmithKline (“GSK”) and, to a lesser extent, other agreements. In the third quarter of 2005, GSK exercised its option to co-develop and co-commercialize two of our products, LymphoStat-B™ and HGS-ETR1. Under the terms of a 1996 agreement, we and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized, under a co-development and commercialization agreement, the remaining terms of which are being negotiated by the parties for LymphoStat-B. We may not receive any future payments and may not be able to enter into additional collaboration agreements.
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
     We expect that any significant revenue or income for at least the next several years may be limited to investment income, payments under various collaboration agreements to the extent milestones are met, payments from the sale of product rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses

Overview (continued)
relating to our research and development efforts, as we focus on clinical trials required for the development of antibody and protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or new agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
     We have recorded stock-based employee compensation of $6.7 million for the three months ended March 31, 2006, related to our employee stock incentive plan. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (”SFAS 123(R)”), using the modified-prospective method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Total compensation cost related to nonvested awards not yet recognized is expected to be approximately $60.3 million over 2.9 years.
Critical Accounting Policies and the Use of Estimates
     A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our accounting policies are described in more detail in Note B, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2005 Annual Report on Form 10-K.
     The following is an update to those critical accounting policies impacted by standards that took effect in 2006:
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

Critical Accounting Policies and the Use of Estimates (continued)
     In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”). FSP FAS 115-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115 and non-marketable equity securities accounted for under the cost method. We adopted this guidance effective January 1, 2006. FSP FAS 115-1 provides a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. Other than temporary losses on short-term investments and marketable securities would be expensed rather than included in stockholders’ equity. For those unrestricted investments not scheduled to mature within one year and not needed for current operations, we have classified these investments as non-current marketable securities. We believe we have the ability to hold our temporarily impaired securities until their market values recover, which may be maturity. The adoption of FSP FAS 115-1 did not have a material effect on our results of operations, financial condition or liquidity.
     Stock Compensation. We have stock option plans under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. Prior to 2006, we accounted for grants to employees in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted with an exercise price no less than the quoted market value of our common stock at the date of grant, we recognized no stock compensation expense at the time of the grant in accordance with APB No. 25. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. In April 2005, the Securities and Exchange Commission adopted a rule that amended the adoption dates for SFAS 123(R), allowing us to implement SFAS 123(R) on January 1, 2006. The SEC rule does not otherwise change the accounting required by SFAS 123(R). SFAS 123(R) superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In accordance with SFAS 123(R), we began recording compensation expense for all option awards beginning January 1, 2006 under the modified prospective method. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We use the Black-Scholes-Merton model to estimate the fair value of our option grants. The fair value calculated by this model is a function of several factors, including grant price, the risk-free interest rate, the estimated term of the option and the estimated future volatility of the option. In the event any of these inputs increases from 2005 levels, the fair value of new stock options on a per share basis will increase. The estimated term and estimated future volatility of the option require our judgment. The aggregate stock option expense to be recognized in 2006 and beyond is a function of the fair value associated with the vesting of existing grants as well as the new grants. This aggregate option expense may increase or decrease depending upon the quantity of options vesting and their relative fair value, net of option cancellations. The adoption of SFAS 123(R) did have an adverse effect on our results of operations, but did not affect our financial condition or liquidity.
Results of Operations
     Revenues. Revenues were $6.8 million for the three months ended March 31, 2006 compared to revenues of $1.1 million for the three months ended March 31, 2005. Revenues for the three months ended March 31, 2006 consisted primarily of $6.0 million in revenue recognized from GSK for a milestone achievement related to GSK716155 (formerly known as AlbugonTM). Revenues for the three months ended March 31, 2005 consisted primarily of $0.6 million in revenue recognized from Transgene relating to a 1998 collaboration agreement.

Results of Operations (continued)
     Expenses. Research and development expenses were $58.4 million for the three months ended March 31, 2006 compared to $54.2 million for the three months ended March 31, 2005. Research and development expenses included stock-based compensation expense of $4.3 million for the three months ended March 31, 2006. We track our research and development expenditures by type of cost incurred – research, pharmaceutical operations, manufacturing and clinical development costs.
     Our research costs increased to $9.2 million for the three months ended March 31, 2006 from $7.5 million for the three months ended March 31, 2005. This increase is primarily due to general research costs across various drug candidates in addition to $0.7 million of stock-based compensation expense recognized for the three months ended March 31, 2006.
     Our pharmaceutical operations costs, where we focus on improving formulation, process development and production methods, decreased to $9.4 million for the three months ended March 31, 2006 from $9.7 million for the three months ended March 31, 2005. This decrease is primarily due to reduced process development activities for LymphoStat-BTM, HGS-ETR2 and HGS-ETR1, partially offset by increased activity for AlbuferonTM and ABthraxTM and $0.7 million of stock-based compensation expense recognized for the three months ended March 31, 2006.
     Our manufacturing costs increased to $20.4 million for the three months ended March 31, 2006 from $16.1 million for the three months ended March 31, 2005. This increase is primarily due to increased production activities for LymphoStat-B and Albuferon along with the work underway for the validation of our manufacturing facility and $1.2 million in stock-based compensation expense recognized for the three months ended March 31, 2006, partially offset by decreased costs related to HGS-ETR2 and Albugon.
     Our clinical development costs decreased to $19.3 million for the three months ended March 31, 2006 from $20.9 million for the three months ended March 31, 2005. This decrease is primarily due to the cost of decreased trial activity for Albuferon, partially offset by an increase for stock-based compensation expense of $1.7 million recognized for the three months ended March 31, 2006.
     General and administrative expenses increased to $13.4 million for the three months ended March 31, 2006 compared to $9.4 million for the three months ended March 31, 2005. This increase is primarily due to stock-based compensation expense of $2.4 million recognized for the three months ended March 31, 2006 and increased legal costs.
     Investment income decreased to $5.1 million for the three months ended March 31, 2006 from $6.2 million for the three months ended March 31, 2005. The decrease in investment income for the three months ended March 31, 2006 is due to lower average cash and short-term investment balances, partially offset by an increased yield due to rising average interest rates of the securities in our portfolio. Investment income also includes net realized gains and losses on our short-term, marketable securities, restricted and long-term investments. For our investments, we recorded a net loss of $0.2 million for the three months ended March 31, 2006 and a net loss of $1.0 million for the three months ended March 31, 2005. Our average cash balance decreased during 2006 as a result of our net losses and capital expenditures in 2006.
     Interest expense decreased to $2.3 million for the three months ended March 31, 2006 compared to $3.3 million for the three months ended March 31, 2005, primarily due to the replacement of existing debt with more favorable interest-bearing notes in 2005 and 2004. Interest expense is net of interest capitalized in connection with the construction of our large-scale manufacturing facility.
     Facility Financing. In May 2006, we entered into a Purchase and Sale agreement with BioMed Realty, LLP (“BioMed”) to either sell or cause to be sold the Traville facility, the Traville land and the Large-Scale Manufacturing facility (“LSM”) and concurrently entered into long-term lease agreements with BioMed for the two facilities. We expect to record a loss of approximately $4.7 million associated with this transaction.

Results of Operations (continued)
     For Traville, we are entering into a twenty year lease, with a buy-out option after ten years, with BioMed with initial annual rent of approximately $19.8 million. As a result of entering into this lease, we believe our annual rent will increase by approximately $10.0 million as the rent under the BioMed lease will be greater than the rent applicable under the WDC lease as of April 2006.
     With respect to the Large-Scale Manufacturing facility, we have agreed to sell this facility and land, but excluding the equipment, to BioMed for approximately $200.0 million. We expect to record a loss of approximately $4.7 million associated with this transaction. Assuming this transaction is completed by the end of the second quarter of 2006, we anticipate our interest income to increase by approximately $4.0 million for the remainder of 2006 due to the increase in our cash and investments that will arise from this transaction.
     For LSM, we are entering into a twenty year lease, with a buy-out option exercisable during the first three years, with BioMed with initial annual rent of approximately $19.8 million.
     Assuming the cost of the manufacturing facility reaches approximately $233.0 million when construction is complete and production activities commence later in 2006, cumulative capitalized interest at that time could approximate $12.9 million. Total interest expense, before capitalized interest, was $3.6 million and $4.7 million for the three months ended March 31, 2006 and 2005, respectively.
      We are in the process of determining the accounting treatment for the BioMed agreement, including an evaluation of any non-cash charges with respect to the terminating of the WDC lease as well as the operating or capital lease treatment for the new Traville lease. We believe we will account for the LSM lease as a capital lease, which will result in depreciation that we believe will approximate the depreciation expense had we continued to own the LSM. See Note 8 of the Notes to Consolidated Financial Statements for additional discussion.
     Net Income (Loss). We recorded a net loss of $62.1 million, or $0.47 per share, for the three months ended March 31, 2006 compared to a net loss of $59.6 million, or $0.46 per share, for the three months ended March 31, 2005. The increased loss for the three months ended March 31, 2006 is due to the recognition of $6.7 million of stock-based compensation expense related to the adoption of SFAS 123(R) on January 1, 2006, partially offset by increased revenues.
     Our net loss of $62.1 million, or $0.47 per share, includes a charge for stock-based compensation of $6.7 million, or $0.05 per share, for the three months ended March 31, 2006. Our net loss of $59.6 million, or $0.46 per share, for the three months ended March 31, 2005, includes no stock-based compensation expense as we did not adopt SFAS 123(R) until January 1, 2006.
     As a result of adopting Statement 123(R) on January 1, 2006, our net income for the three months ended March 31, 2006, is approximately $6.7 million, or $0.05 per share, lower than if we had continued to account for stock-based compensation under APB No. 25. For the three months ended March 31, 2005, if we had accounted for employee stock options under the recognition provisions of SFAS 123, we would have recognized approximately $8.8 million, or $0.06 per share, of additional expense.
Liquidity and Capital Resources
     We had working capital of $202.6 million and $128.9 million at March 31, 2006 and December 31, 2005, respectively. The increase in our working capital for the three months ended March 31, 2006 is primarily due to the realignment of our investment portfolio, an increase in securities due within one year, partially offset by our net loss and our capital expenditures during this period. As discussed in the Results of Operations, we entered into a facility financing agreement in May 2006 that we anticipate concluding by mid-2006. Upon closing, the Traville component of this financing will reduce our restricted investments and increase our unrestricted investment balances by approximately $180.0 million and add another approximately $25.0 million in unrestricted cash and the LSM component of this financing will increase our unrestricted cash balances by approximately $175.0 million. As a result, on an aggregate basis, we anticipate our working capital to increase by approximately $380.0 million as a result of this transaction.

Liquidity and Capital Resources (continued)
     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on manufacturing and clinical trials required for the development of our active product candidates. We may continue to improve our working capital position during 2006 through the receipt of collaboration fees or financing activities. In the event our working capital needs for 2006 exceed our available working capital, after these or other initiatives, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. We evaluate our working capital position on a continual basis.
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

CLINICAL TRIAL
STATUS AS
OF MARCH 31, (2)
PRODUCT
CANDIDATE (1)	INDICATION	2006	2005
ACTIVE CANDIDATES:

Antibodies:
LymphoStat-B	Rheumatoid Arthritis	Phase 2 (3)	Phase 2
LymphoStat-B	Systemic Lupus Erythematosus	Phase 2 (4)	Phase 2
HGS-ETR1	Cancer	Phase 2	Phase 2
HGS-ETR2	Cancer	Phase 1	Phase 1
HGS-TR2J	Cancer	Phase 1	Phase 1
CCR5 mAb	HIV	Phase 1	Phase 1
ABthrax	Anthrax	(5)	(5)

Albumin Fusion Proteins:
Albuferon	Hepatitis C	Phase 2 (6)	Phase 2

INACTIVE CANDIDATES:

Other:
LymphoRad131	Cancer	(7)	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Initial Phase 2 trial completed; extension safety study ongoing.

(4)	Initial Phase 2 trial completed; extension safety study ongoing; Phase 3 planning underway.

Liquidity and Capital Resources (continued)

(5)	U.S. Government has executed the first phase of the contract in which we supplied ten grams of ABthrax to HHS for comparative in vitro and in vivo testing. Under the second phase of the contract, the U. S. Government has the option to place an order by September 2006 for up to 100,000 doses of ABthrax. Further clinical development pending and dependent on the U.S. Government.

(6)	Phase 2 trials continuing; Phase 3 planning underway.

(7)	Clinical development discontinued in 2005.
     Our clinical trial status as of December 31, 2005, 2004 and 2003 is contained in our 2005 Annual Report on Form 10-K.
     We identify our potential drug candidates by conducting numerous preclinical studies. We may conduct multiple clinical trials to cover a variety of indications for each drug candidate. Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates.
     We are advancing a number of drug candidates, antibodies and albumin fusion proteins, in part to diversify the risks associated with our research and development spending. In addition, our manufacturing plants have been designed to enable multi-product manufacturing capability. Accordingly, we believe our future financial commitments, including those for preclinical, clinical or manufacturing activities, are not substantially dependent on any single drug candidate. Should we be unable to sustain a multi-product drug pipeline, our dependence on the success of a single drug candidate would increase.
     We must receive regulatory clearance to advance each of our products into and through each phase of clinical testing. Moreover, we must receive regulatory approval to launch any of our products commercially. In order to receive such approval, the appropriate regulatory agency must conclude that our clinical data establish safety and efficacy and that our products and the manufacturing facilities meet all FDA requirements. We cannot be certain that we will establish sufficient safety and efficacy data to receive regulatory approval for any of our drugs or that our drugs and the manufacturing facilities will meet all applicable regulatory requirements.
     In addition, part of our business plan includes collaborating with others. For example, GSK is developing products as part of our collaboration or licensing with them. We have no control over the progress of GSK’s development plans. While we have recognized $6.0 million from GSK in connection with a development milestone met by GSK during 2006 relating to our 2004 agreement with GSK, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments under these agreements. We cannot forecast with any degree of certainty what impact GSK’s decision to jointly develop and commercialize LymphoStat-B and HGS-ETR1 will have on our development costs, in part because joint development agreements must first be concluded. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.
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

Liquidity and Capital Resources (continued)
     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. In this regard, during 2005, we refinanced approximately $230.0 million of our convertible subordinated debt. We may undertake other financings and may further repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.
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

Off-Balance Sheet Arrangements
     As of March 31, 2006, we have one lease agreement for a research and development and administrative facility (the “Traville lease”) which has been structured as a synthetic lease and is accounted for as an operating lease. This structure provides us with cost-effective financing and future financing flexibility. None of our directors, officers or employees has any financial interest with regard to this lease arrangement.
     The Traville lease has a term of approximately seven years beginning in 2003 and relates to a research and development and administrative facility located on the Traville site in Rockville, Maryland. The total financed cost of the Traville lease facility is $200.0 million. Our rent obligation approximates the lessor’s debt service costs plus a return on the lessor’s equity investment. The rent under this lease is currently based on the rate for short-term commercial paper, but the lessor can lock in a fixed interest rate at any time at our request. To the extent the lessor does not lock in a fixed interest rate, if interest rates increase, our rent obligations would also increase. If interest rates decrease, our rent obligations would decrease. The current floating rate was approximately 4.6% as of March 31, 2006.
     Our restricted investments with respect to the Traville lease and other leases for the existing process development and manufacturing facility are expected to reach approximately $219.0 million. These restricted investments will serve as collateral for the duration of the leases. We are required to restrict investments for the duration of the lease equal to 102% of the full amount of the $200.0 million financed project cost for the Traville lease, or $204.0 million. Also, in connection with the Traville lease, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios. In addition, we are required to maintain up to a maximum of $15.0 million in restricted investments with respect to the process development and manufacturing facility leases. Our restricted investments for all of these leases aggregated approximately $217.2 million as of March 31, 2006 compared to approximately $220.2 million as of December 31, 2005.
     Under the Traville lease, we have the option to purchase the property during and at the end of the lease term for $200.0 million. Alternatively, we can cause the property to be sold to third parties. We are contingently liable for the residual value guarantee associated with this property in the event the net sale proceeds are less than the original financed cost of the facility. We are contingently liable for the residual value guarantee associated with the Traville lease of $175.5 million. See Note 4, Commitments and Other Matters and Note 8, Subsequent Event for additional discussion.
     Our off-balance sheet arrangement will be dissolved upon the conclusion of the BioMed transaction. At that time, we will no longer have an off-balance sheet arrangement with respect to the Traville facility. We have not yet determined the accounting treatment for the new Traville lease. In addition, as part of the BioMed agreement, we have agreed to acquire the equipment currently under lease. As a result, we will account for the remainder of the operating lease liability, estimated to be approximately $15.0 million, as a capital lease. We will be accounting for the LSM lease as a capital lease.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may only be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 16 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $8.0 million, or approximately 1.4% of the aggregate fair value of $580.4 million, at March 31, 2006. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of March 31, 2006. We believe that any market change related to our investment securities held as of March 31, 2006 is not material to our consolidated financial statements. As of March 31, 2006, the yield on comparable two-year investments was approximately 4.8%, as compared to our current portfolio yield of approximately 3.4%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
     As of March 31, 2006, the market values of our equity investments in CAT and Corautus were approximately $13.4 million and $5.5 million, respectively. Our investment in Corautus is subject to equity market risk. Our investment in CAT is denominated in pounds sterling and is subject to both foreign currency risk as well as equity market risk.
     The facility lease we entered into during 2003 requires us to maintain minimum levels of restricted investments as collateral for this facility. Our restricted investments for this lease had reached the maximum level of approximately $204.0 million as of March 31, 2006. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, our overall level of restricted investments will reach $219.0 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment. Our restricted investment will decline significantly as a result of the anticipated BioMed transaction.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
     The rent under the Traville lease is based on a floating interest rate. We can direct the lessor to lock in a fixed interest rate. As of March 31, 2006, such a fixed rate for five years would be approximately 5.3% compared to the floating rate as of March 31, 2006 of approximately 4.6%. If interest rates increase, our rent obligations would also increase, which would result in an increase in our operating expenses. Our rent under this lease will no longer be based on a floating interest rate as a result of the anticipated BioMed transaction.
     Changes in interest rates do not affect interest expense incurred on our Convertible Subordinated Notes because they bear interest at fixed rates.
     During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”), which manages our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks for 2006 to be immaterial to our operations as a whole. In February 2005, we established a wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) that will sponsor our clinical trials in the Asia\Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks for 2006 with respect to HGS Pacific.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2006, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1a. Factors That May Affect Our Business
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

     During the past two years, we have sharpened our focus on our most promising drug candidates. We have reduced the number of drugs in early development and are focusing our resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In order to significantly reduce our expenses, and thus enable us to dedicate more resources to the most promising drugs, we have reduced staff, streamlined operations and consolidated facilities. In December 2005, we entered into an agreement to spin off our CoGenesys division as an independent company, in a transaction that will be treated as a sale for accounting purposes. CoGenesys will focus on the development of assets that were unlikely to be developed by us.
     Our ability to discover and develop new early stage preclinical products will depend on our internal research capability. We substantially reduced our internal research capability as part of our restructuring in the first quarter of 2004. Our internal research capability will be further reduced if we complete the previously announced spin-off of CoGenesys. Although we continue to conduct discovery and development efforts on early stage products, our limited resources for discovering and developing early stage preclinical products may not be sufficient to discover new preclinical drug candidates.
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
     Our entry into the biodefense field with the development of ABthrax presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies, including the U.S. Army, are known to be developing biodefense pharmaceuticals and related products to combat anthrax. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. Government and its agencies, the success of ABthrax will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. In the case of the U.S. Government, executive or legislative action could attempt to impose production and pricing requirements on us. We have entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, we will supply ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government has the option to place an order within one year for up to 100,000 doses of ABthrax for the Strategic National Stockpile, for use in the treatment of anthrax disease. We believe that the HHS comparative testing results, along with Human Genome Sciences’ own preclinical and clinical study results, will form the basis of the U.S. Government’s decision process for exercising its option for additional product for the Strategic National Stockpile. We do not know whether the U.S. Government will purchase ABthrax, and if it does, the timing, extent and amount of such purchases. If the U.S. Government decides to place an order for ABthrax, we will continue to face risks related to animal and human testing, to the manufacture of ABthrax and to FDA concurrence that ABthrax meets the requirements of the contract. If we are unable to meet the product requirements associated with this contract the U.S. Government will not be required to reimburse us for the costs incurred or to purchase any product pursuant to that order.
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
     As part of our strategy, we intend to continue to evaluate strategic partnership opportunities and consider acquiring complementary technologies and businesses. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Our current agreements that grant access to such technology may expire and may not be renewable. Our partners may prove difficult to work with or less skilled than we originally expected. In addition, any past collaborative successes are no indication of potential future success. In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biotechnology and genomics industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration are increased by the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, to integrate and retain key scientific personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.
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
     As of March 31, 2006, we had long-term obligations of approximately $510.0 million. We also had a future guarantee obligation of $200.0 million under the current terms of one facility lease. Our substantial debt and future guarantee will have several important consequences for our future operations. For instance:
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

     In the second quarter of 2003, we entered into a facility lease for our research and development and administrative facility. Under U.S. generally accepted accounting principles, this lease was treated as an operating lease. In the event we default on our obligation under the lease, we may be responsible for up to $200.0 million of the cost of the facility because of a guarantee we made in connection with the lease. This obligation is not required to be reflected as a liability on our balance sheet, but is described in footnotes to our financial statements. We are required to pledge marketable securities as security for our obligation under the lease and the related documents. As of March 31, 2006, we included approximately $217.2 million of restricted investments on our balance sheet, of which approximately $204.5 million was held as restricted investments providing collateral for our obligation with respect to this facility. If the value of our pledged investments declines, because of an increase in interest rates or otherwise, we would need to pledge additional investments, which would further reduce our working capital. The rent under this lease is based on a floating interest rate, but the lessors at our request can lock in a fixed interest rate at an interest rate premium. To the extent the lessors do not lock in a fixed interest rate, if interest rates increase, our rent obligation would also increase. The lease has a term of seven years. If we desire to remain in the facility upon lease expiration, we would need to refinance or buy the facility at the financed project cost. We cannot assure you that refinancing will be available on comparable terms, if at all. Further, in the event the facility is sold, we have a guarantee obligation which makes us responsible to the extent that the value of the facility is less than the financed project cost and which will reach a maximum guarantee obligation of approximately $175.5 million if the value of the facility declined below approximately 12.25% of the financed project cost. While we believe that this lease provides a useful financing mechanism for the facility, adverse public perception of such lease arrangements and the associated risks may cause our stock price to decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements”.
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
     Regulations in the U.S. and other countries have a significant impact on our research, product development and manufacturing activities and will be a significant factor in the marketing of our products. All of our products will require regulatory approval prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and similar regulatory authorities in other countries, such as Europe and Japan. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our ability to commercialize our products in a timely manner, or at all.

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
     We do not manufacture any products for commercial use and do not have any experience in manufacturing materials suitable for commercial use. We have completed construction and are in the validation phase of a large-scale manufacturing facility to increase our capacity for protein and antibody drug production. The FDA must inspect and license these facilities to determine compliance with cGMP requirements for commercial production. We may not be able successfully to establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.
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
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. For the twelve months ended March 31, 2006, the closing price of our common stock has been as low as $7.75 per share and as high as $15.08 per share. The market price of our common stock could fluctuate widely because of:
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
Beginning January 1, 2006 we are required to recognize expense for stock based compensation related to employee stock options and employee stock purchases, and there is no assurance that the expense that we are required to recognize measures accurately the value of our stock-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.
     On January 1, 2006, we adopted FASB Statement No 123(R), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal year 2006, our operating results contain a charge for stock-based compensation expense related to employee stock options and employee stock purchases. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of stock-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     As a result of the adoption of SFAS 123(R), begin on January 1, 2006, our net loss is greater than it would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this change in our reported operating results will have on the trading price of our common stock.

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

HUMAN GENOME SCIENCES, INC.

BY:	/s/ H. Thomas Watkins

H. Thomas Watkins
Chief Executive Officer and President
(Principal Executive Officer)

BY:	/s/ Barry A. Labinger

Barry A. Labinger
Executive Vice President, Chief Commercial Officer and
Chief Financial Officer (Principal Financial Officer)
Dated: May 10, 2006

EXHIBIT INDEX
Exhibit Page Number
12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.