Form 10-Q
period 2006-06-30
HUMAN GENOME SCIENCES INC
filed 2006-08-09
CIK 901219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2006
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
Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding on June 30, 2006 was 131,643,693.

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005	3

Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	4

Consolidated Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item1A. Factors That May Affect Our Business	31

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 6. Exhibits	43

Signatures	44

Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share amounts)
Revenue – research and development contracts	$2,225	$2,854	$9,065	$3,959

Costs and expenses:
Research and development	50,046	53,074	108,453	107,273
General and administrative	12,359	8,752	25,750	18,180
Lease termination charge	16,840	—	16,840	—

Total costs and expenses	79,245	61,826	151,043	125,453

Income (loss) from operations	(77,020)	(58,972)	(141,978)	(121,494)

Investment income	5,780	6,142	10,897	12,384
Interest expense	(4,777)	(3,156)	(7,075)	(6,458)
Gain on sale of investment	14,759	—	14,759	—

Income (loss) before taxes	(61,258)	(55,986)	(123,397)	(115,568)
Provision for income taxes	—	—	—	—

Net income (loss)	$(61,258)	$(55,986)	$(123,397)	$(115,568)

Basic and diluted net income (loss) per share	$(0.47)	$(0.43)	$(0.94)	$(0.88)

Weighted average shares outstanding, basic and diluted	131,348,704	130,655,325	131,285,664	130,632,781

The accompanying Notes to Consolidated Financial Statements are an integral part hereof. Net income (loss) for the three and six months ended June 30, 2006 included stock-based compensation expense under FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) of $7,163 and $13,889, respectively. Stock-based compensation related to employee stock options was $4,516 and $8,824 in Research and development and $2,647 and $5,065 in General and administrative for the three and six months ended June 30, 2006, respectively. There was no stock-based compensation expense related to employee stock options under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) included in net income (loss) for the three and six months ended June 30, 2005 because the Company did not adopt the fair value recognition provisions of SFAS 123, but rather used the alternative intrinsic value method.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(dollars in thousands, except
	per share amounts)
Assets
Current assets:
Cash and cash equivalents	$175,806	$12,268
Short-term investments	278,828	169,961
Other receivables	28,389	—
Prepaid expenses and other current assets	2,311	6,088

Total current assets	485,334	188,317

Marketable securities	270,987	243,820
Long-term equity investments	15,880	18,493
Property, plant and equipment (net of accumulated depreciation and amortization)	299,062	304,809
Restricted investments	59,082	220,171
Other assets	19,102	21,436

TOTAL ASSETS	$1,149,447	$997,046

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$3,120
Current portion of capital lease obligation	145	316
Accounts payable and accrued expenses	25,537	38,334
Accrued payroll and related taxes	10,337	14,330
Deferred revenues	16,268	3,335

Total current liabilities	52,287	59,435

Long-term debt, net of current portion	750,212	510,000
Deferred revenues, net of current portion	42,835	5,900
Other liabilities	1,424	4,745

Total liabilities	846,758	580,080

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,315	1,310
Additional paid-in capital	1,804,392	1,786,549
Accumulated other comprehensive loss	(10,413)	(1,685)
Accumulated deficit	(1,492,605)	(1,369,208)
Total stockholders’ equity	302,689	416,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,149,447	$997,046

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2006	2005
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(123,397)	$(115,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrued interest on short-term investments and marketable securities	(1,148)	(742)
Depreciation and amortization	8,727	9,757
Gain on sale of long-term equity investment	(14,759)	—
(Gain) loss due to disposal of property, plant and equipment	(127)	352
Stock-based compensation expense related to employee stock options	13,889	—
Stock-based compensation expense related to nonvested stock	246	—
Loss on sale of short-term investments and marketable securities	328	1,266
Loss on sale of restricted investments	27	65
Lease termination charge ($15,000 non-cash)	16,840	—
Non-cash interest expense	212	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(484)	2,411
Other assets	(1,027)	4,044
Accounts payable and accrued expenses	(6,545)	(2,647)
Accrued restructuring charges	(2,535)	(2,213)
Accrued payroll and related taxes	(3,993)	3,801
Deferred revenues	42,293	(155)
Other liabilities	(3,693)	(3,731)

Net cash used in operating activities	(75,146)	(103,360)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(257,339)	(79,365)
Proceeds from sale and maturities of short-term investments and marketable securities	268,567	244,263
Capital expenditures – property, plant and equipment	(3,534)	(63,509)
Capitalized interest	(2,527)	(2,952)

Net cash provided by investing activities	5,167	98,437

Cash flows from financing activities:
Proceeds from sale-leaseback of property, plant & equipment, net of closing costs	218,970	—
Purchase of restricted investments	(39,941)	(110,552)
Proceeds from sale and maturities of restricted investments	54,067	107,488
Proceeds from issuance of common stock (net of expense)	3,712	1,665
Payments on long-term debt	(3,120)	—
Payments on capital lease	(171)	(162)

Net cash provided by (used in) financing activities	233,517	(1,561)

Net increase (decrease) in cash and cash equivalents	163,538	(6,484)
Cash and cash equivalents – beginning of year	12,268	24,075

Cash and cash equivalents – end of period	$175,806	$17,591

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH INVESTING AND FINANCING ACTIVITES (DOLLARS IN THOUSANDS):

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,930	$8,481
Income taxes	$—	$—
During the six months ended June 30, 2006, the Company transferred securities with maturities less than one year from its Restricted investments to Short-term investments with an aggregate market value of approximately $65,115 in exchange for securities from its Marketable securities portfolio having an aggregate market value of approximately $60,857.
During the second quarter of 2006, the Company released restricted investments with a cost of $162,121 in connection with reduced collateral requirements arising from the termination of the lease and the execution of a new lease for its headquarters facility.
During the second quarter of 2006, the Company obtained an equity interest in TriGenesys, Inc. with an initial value of $14,818 in exchange for an intellectual property license, equipment, assumed liabilities and reimbursement of expenses. See Note 8, CoGenesys, for additional discussion.
In the second quarter of 2006, the Company recognized a gain on investment of $14,759 from the sale of its equity investment in Cambridge Antibody Technology Ltd. As of June 30, 2006, the proceeds from the sale of the investment in CAT are recorded as a receivable since the Company did not receive these funds until the third quarter of 2006.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2006
(dollars in thousands, except per share data)
Note 1. Interim Financial Statements
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six months ended June 30, 2006 and 2005, the Company’s financial position at June 30, 2006, and the cash flows for the six months ended June 30, 2006 and 2005. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K and the Company’s March 31, 2006 Quarterly Report on Form 10-Q.
The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of future financial results.
Note 2. Stock-Based Compensation
As of June 30, 2006, the Company has two stock-based compensation plans, which are described below. The compensation cost that has been recorded as expense for the three and six months ended June 30, 2006 for these plans was $7,274 and $14,135, respectively. For the three months ended June 30, 2006, these costs consisted of $7,163 related to stock options and the employee stock purchase plan and $111 related to nonvested stock. For the six months ended June 30, 2006, these costs consisted of $13,889 related to stock options and the employee stock purchase plan and $246 related to nonvested stock. There was no stock-based compensation expense related to employee stock options under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) included in net income (loss) for the three and six months ended June 30, 2005 because the Company did not adopt the fair value recognition provisions of SFAS 123, but rather used the alternative intrinsic value method. No income tax benefit was recognized in the income statement for stock-based compensation for the three and six months ended June 30, 2006 and 2005 as realization of such benefits was not more likely than not.
Stock Incentive Plan
The Company has a stock incentive plan (the “Plan”) under which options to purchase new shares of the Company’s common stock may be granted to employees, consultants and directors at an exercise price no less than the fair market value on the date of grant. The Plan also provides for awards in the form of stock appreciation rights, restricted or unrestricted stock awards, stock-equivalent units or performance-based stock awards. The Company issues both qualified and non-qualified options under the Plan. The vesting period of the options is determined by the Board of Directors and is generally four years. Upon acquisition by a person, or group of persons, of more than 50% of the Company’s outstanding common stock, outstanding options shall immediately vest in full and be exercisable. The Company recognizes compensation expense for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. All options expire after ten years or earlier from the date of grant.
At June 30, 2006, the total authorized number of shares under all plans was 53,228,746. Options available for future grant were 8,493,154 as of June 30, 2006.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2006
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective method. Under the modified-prospective method, compensation cost recognized in 2006 includes: (a) compensation cost for those stock-based awards vesting during the three and six months ended June 30, 2006 that were granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the fair value measurement provisions of SFAS 123, and (b) compensation cost for all stock-based awards vesting during the three and six months ended June 30, 2006 that were granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.
The Company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods, or Services.”
Common stock equity award activity is as follows for the six months ended June 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(years)	Value(1)
Outstanding at January 1, 2006	29,301,035	$18.90
Granted	3,753,060	10.90
Exercised	(409,434)	7.97		$1,258
Forfeited or expired	(1,872,906)	17.31

Outstanding at June 30, 2006	30,771,755	18.17	5.3	16,377

Vested or expected to vest at June 30, 2006	29,329,624	18.49	4.7	16,179

Exercisable at June 30, 2006	21,157,549	21.16	3.9	15,056

(1)	Aggregate intrinsic value represents only the value for those options in which the exercise price of the option is less than the market value of the Company’s stock on June 30, 2006, or for exercised options, the exercise date.
Nonvested Common Stock
Under the Plan, the Company issued 12,000 shares of nonvested common stock at a weighted-average grant date fair value of $10.96 per share during the second quarter of 2006. The Company incurred $111 and $246 of compensation expense for the three and six months ended June 30, 2006, respectively, related to the nonvested stock awards.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2006
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
A summary of the status of the Company’s nonvested common stock as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

		Weighted-Average
Nonvested common stock	Shares	Grant-Date Fair Value
Outstanding at January 1, 2006	110,000	$13.24
Granted	12,000	10.96
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2006	122,000	13.03

Vested at June 30, 2006	—	—

The following table summarizes stock-based compensation expense related to employee stock options which was classified as follows:

	Three months ended June 30,
	2006			2005
	Expense		Expense	Expense		Expense
	including		excluding	including		excluding
	stock option	Stock option	stock option	stock option	Stock option	stock option
	compensation	compensation	compensation	compensation	compensation	compensation
Costs and expenses:
Research and development	$50,046	$(4,516)	$45,530	$53,074	$—	$53,074
General and administrative	12,359	(2,647)	9,712	8,752	—	8,752
Lease termination charge	16,840	—	16,840	—	—	—

Total	$79,245	$(7,163)	$72,082	$61,826	$—	$61,826

	Six months ended June 30,
	2006			2005
	Expense		Expense	Expense		Expense
	including		excluding	including		excluding
	stock option	Stock option	stock option	stock option	Stock option	stock option
	compensation	compensation	compensation	compensation	compensation	compensation
Costs and expenses:
Research and development	$108,453	$(8,824)	$99,629	$107,273	$—	$107,273
General and administrative	25,750	(5,065)	20,685	18,180	—	18,180
Lease termination charge	16,840	—	16,840	—	—	—

Total	$151,043	$(13,889)	$137,154	$125,453	$—	$125,453

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2006
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
For the three months ended June 30, 2006 and 2005, in conjunction with stock option exercises, the Company issued 140,596 and 64,030 shares of common stock, respectively. The Company received cash proceeds from the exercise of these stock options of approximately $1,098 and $505 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, in conjunction with stock option exercises, the Company issued 409,434 and 161,589 shares of common stock, respectively. The Company received cash proceeds from the exercise of these stock options of approximately $3,262 and $1,316 for the six months ended June 30, 2006 and 2005, respectively.
The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended June 30, 2005. The reported and pro forma net income and net income per share for the three and six months ended June 30, 2006 are the same because stock-based compensation expense is calculated under the provisions of SFAS 123(R). The amounts for the three and six months ended June 30, 2006 are included in the table below only to provide net loss and net loss per share for a comparative presentation to the period of the previous year.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss), as reported	$(61,258)	$(55,986)	$(123,397)	$(115,568)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(13,126)	—	(21,927)

Pro forma net income (loss)	$(61,258)	$(69,112)	$(123,397)	$(137,495)

Net income (loss) per share:
Basic and diluted – as reported	$(0.47)	$(0.43)	$(0.94)	$(0.88)
Basic and diluted – pro forma	$(0.47)	$(0.53)	$(0.94)	$(1.05)
For the three and six months ended June 30, 2006 and 2005, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.
The effect of applying SFAS No. 123(R) on the net loss and net loss per share for the three and six months ended June 30, 2006 as stated above, is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2006
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
As of June 30, 2006, total compensation expense related to nonvested stock options not yet recognized was $49,802, which is expected to be recognized over the next 3.0 years on a weighted-average basis. There were nonvested stock options outstanding for 9,614,206 shares but not yet exercisable at June 30, 2006. The weighted average fair value of these shares underlying the nonvested stock was $5.39 as of June 30, 2006.
The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was approximately $359 and $1,258, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2005 was approximately $191 and $571, respectively. The total fair value of stock options which vested during the three and six months ended June 30, 2006 was approximately $7,163 and $13,889, respectively. The weighted-average grant-date fair value of equity awards granted during the three and six months ended June 30, 2006 was $4.96 and $4.93, respectively. The weighted-average fair value of the equity awards granted during the three and six months ended June 30, 2006 was determined based on the Black-Scholes-Merton option-pricing model with the following assumptions:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Expected life	4.67 – 5.00 years	4.67 – 5.05 years
Interest rate	4.65% - 5.06%	4.33% - 5.06%
Volatility	44% - 45%	38% - 45%
Dividend yield	0%	0%
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
Employee Stock Purchase Plan
During the second quarter of 2000, the Company’s stockholders approved the establishment of an Employee Stock Purchase Plan registering 500,000 shares of $0.01 par value common stock as available to this plan. Under the plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan. The common stock is purchased under the plan at a discounted rate, currently at 15%, which results in this plan qualifying as compensatory. The first purchase period for the plan began January 1, 2001. During the second quarter of 2006, the Company issued 62,461 shares of common stock pursuant to this plan and recorded compensation cost of approximately $116. Common stock reserved for future employee purchase under the plan aggregated 81,225 and 143,686 as of June 30, 2006 and December 31, 2005, respectively. There are no other investment options for participants.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2006
(dollars in thousands, except per share data)
Note 3. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, marketable securities, long-term investments and cumulative foreign currency translation adjustment activity to be included in other comprehensive income.
During the three and six months ended June 30, 2006 and 2005, total comprehensive income (loss) amounted to:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$(61,258)	$(55,986)	$(123,397)	$(115,568)

Net unrealized gains (losses):
Short-term investments and marketable securities	(2,794)	2,199	(1,752)	(3,511)
Long-term investments	6,331	(1,687)	6,696	(4,376)
Restricted investments	3,124	1,048	721	(749)
Foreign currency translation	7	(7)	11	(12)

Subtotal	6,668	1,553	5,676	(8,648)

Reclassification adjustments for (gains) losses realized in net loss	(14,582)	372	(14,404)	1,332

Total comprehensive income (loss)	$(69,172)	$(54,061)	$(132,125)	$(122,884)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and six months ended June 30, 2006 and 2005, and their respective net proceeds were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Realized gains	$7	$105	$73	$168
Realized losses	(184)	(477)	(428)	(1,500)
Net proceeds on sale of investments prior to maturity	109,766	121,059	194,555	217,856
During the second quarter of 2006, the Company sold a total of 988,387 shares of Cambridge Antibody Technology Ltd. (“CAT”), a long-term investment, for $24,127, and realized a gain of $14,759.
Note 4. Long-term Debt
During the second quarter of 2006, the Company entered into and closed under a purchase and sale agreement with BioMed Realty Trust, Inc. (“BioMed”) in connection with the Company’s Traville headquarters and large-scale manufacturing (“LSM”) facilities. BioMed paid the Company $225,000 for the headquarters land and the LSM facility and paid $200,000 to Wachovia Development Corporation (“WDC”), the owner of the Traville headquarters facility. Concurrent with this purchase and sale agreement, the Company entered into twenty-year leases expiring in 2026 with BioMed for the two facilities. Because the Company has retained a purchase option on the large-scale manufacturing facility and the developed land associated with the Traville facility, the Company has recorded the

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2006
(dollars in thousands, except per share data)
Note 4. Long-term Debt (continued)
$225,000 received as long-term debt. In addition, $15,000 of the amount BioMed paid to WDC has been deemed payment of the Company’s residual value guarantee due to WDC, and accordingly, the Company has recorded this payment as long-term debt. Based upon an allocation of fair value, as discussed in Note 9, Facility Financing, the initial annual payment for the aggregate debt of approximately $240,000 is approximately $22,847. Aggregate debt payments, including interest, over the twenty year period are approximately $555,113, including an annual lease escalation of 2%.
Interest expense associated with this debt is being calculated at approximately 11%, which approximates the Company’s incremental borrowing rate at the time of the agreement. For the first ten years of the leases, the debt payments are less than the amount of calculated interest expense, which will result in an increase in the debt balance during this period. Accordingly, the Company has classified the full amount of this debt as long-term debt as of June 30, 2006. At the end of the twenty-year leases, the Company estimates it will record a gain on the extinguishment of debt of approximately $98,950, net of the remaining book value of assets financed through this debt.
See Note 5, Commitments and Other Matters and Note 9, Facility Financing, for additional discussion.
Note 5. Commitments and Other Matters
Until May 2006, the Company’s primary research and development and administrative facility, located on the Traville site in Rockville, Maryland, had been owned by WDC. The total financed cost of the Traville lease facility was $200,000. The Company’s rent obligation approximated the lessor’s debt service costs plus a return on the lessor’s equity investment. The Company’s rent obligation under the Traville lease had been floating and was based primarily on short-term commercial paper rates.
In May 2006, the Company entered into a new lease with BioMed for its Traville headquarters, with a purchase option after ten years. Based upon an allocation of fair value, as discussed in Note 9, Facility Financing, the initial annual rent for Traville is approximately $16,653. Aggregate rental payments over the twenty year period are approximately $404,633, including an annual escalation of 2%.
As part of its agreement with BioMed, the Company has agreed it will exercise a purchase option with respect to certain equipment currently used at the Traville facility, at the end of the applicable equipment lease terms, which range from 2008 to 2009, at an aggregate cost of approximately $4,400. The equipment is subject to several operating leases with an unrelated party. The Company will transfer ownership of this facility-related equipment to BioMed at the earlier of the end of the Traville lease term or certain other pre-specified events. The Company’s restricted investments with respect to the Traville and large-scale manufacturing leases and leases for the existing process development and manufacturing facility will serve as collateral for a security deposit for the duration of the leases, although the Company has the ability to reduce the restricted investments for the Traville and LSM facility leases by substituting cash security deposits.
Under the now-terminated WDC lease, the Company had been required to restrict investments equal to 102% of the full amount of the $200,000 financed project cost for the Traville lease, or $204,000. As of June 30, 2006, the Company has no restricted investments with respect to the WDC lease. For the BioMed leases, the Company is required to maintain restricted investments of at least $46,000 in order to satisfy the security deposit requirements of these leases. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $59,082 and $220,171 as of June 30, 2006 and December 31, 2005, respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2006
(dollars in thousands, except per share data)
Note 5. Commitments and Other Matters (continued)
The now-terminated WDC Traville lease agreement contained a residual value guarantee of 87.75% of the total financed cost at lease termination. Based upon the results of an appraisal conducted in connection with the BioMed transaction, the Company accounted for $15,000 of the $200,000 paid by BioMed to WDC in connection with the Company’s termination of the WDC lease and BioMed’s acquisition of Traville as a residual value guarantee payment.
The Company’s obligation under the WDC lease to maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios has been terminated as of the date of the WDC lease termination.
See Note 9, Facility Financing, for additional discussion of the BioMed transactions.
During the second quarter of 2006, the Company finalized plans to exit from a laboratory facility (the “Quality Building”) by late 2006 or early 2007. The Company has a remaining lease obligation of approximately $22,436 for 2007 through 2021. In addition, the Company has leasehold improvements having a net book value of approximately $1,091 as of June 30, 2006. The Company is in the process of evaluating what exit costs, if any, it will incur with respect to the Quality Building at the time it ceases use of this facility or enters into a sublease with another tenant or enters into a termination agreement with the landlord.
In connection with the transaction with TriGenesys, Inc. (“TriGenesys”), the Company assigned the lease for its 9410 Key West Avenue facility to TriGenesys, which expires in 2008. However, the Company remains contingently liable for the rent for this facility. The remaining lease obligation is approximately $2,310 as of June 30, 2006. In addition, the Company is still the primary lessee for certain equipment acquired under an equipment financing, but being used by TriGenesys and reimbursed by TriGenesys to the Company. For this leased equipment, the Company has a remaining lease obligation of approximately $1,411 as well as a possible buy-out obligation of approximately $681 as of June 30, 2006.
The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2021. The leases contain various renewal and cancellation options. Minimum annual rentals are as follows:

	Operating	Capital
Twelve Months Ending June 30,	Leases	Lease
2007	$31,095	$147
2008	31,152
2009	30,168
2010	22,891
2011	23,275
2012 and thereafter	363,358

	$501,939

Less imputed interest		2

Present value of minimum lease payments		145
Less current portion		145

Long-term portion of minimum lease payments		$—

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2006
(dollars in thousands, except per share data)
Note 6. Charge for Restructuring
During the first quarter of 2004, the Company announced plans to sharpen its focus on its most promising drug candidates and reduced staff, streamlined operations and consolidated facilities. See Note 5, Commitments and Other Matters, for discussion of other consolidation plans. The Company may continue to evaluate other facility consolidation alternatives during 2006.
The Company had a lease agreement for a research facility located at 9800 Medical Center Drive, near the Company’s Traville facility in Rockville, Maryland (the “9800 MCD lease”). In December 2004, the Company exited its seven-year lease associated with this facility. The Company’s exit accrual for this facility was $3,664 and $5,937 as of June 30, 2006 and December 31, 2005, respectively. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis.
The following table summarizes the activity related to the liability for restructuring costs as of June 30, 2006:

		Former CEO
	Severance	Related
	and	Benefits	Facilities
	Benefits	Charges	Related	Total
Balance as of January 1, 2006	$20	$442	$5,937	$6,399
Cash paid	—	(260)	(2,273)	(2,533)

Balance as of June 30, 2006	$20	$182	$3,664	$3,866

The liability for restructuring costs of $3,866 and $6,399 as of June 30, 2006 and December 31, 2005, respectively, is reflected within accounts payable and accrued expenses on the consolidated balance sheets.
Note 7. Fair Value of Financial Instruments
The carrying amounts for the Company’s investments reflected in the consolidated balance sheets at June 30, 2006 and December 31, 2005, except for the Company’s investment in TriGenesys, Inc., approximate their respective fair values. Except for the Company’s investment in TriGenesys, Inc., the fair value of the Company’s investments is based on quoted market prices. Because TriGenesys is a privately-held entity, the Company is unable to obtain a quoted market price with respect to the fair value of its investment in TriGenesys. The Company will carry its investment in TriGenesys at its initial fair value.
The carrying value of all of the Company’s debt was $750,212 as of June 30, 2006 and $513,120 as of December 31, 2005, including convertible debt of $510,000 and $513,120 as of June 30, 2006 and December 31, 2005, respectively. The fair value of the Company’s convertible debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt increased to approximately $469,000 as of June 30, 2006 from $408,000 as of December 31, 2005. The fair value of the Company’s non-convertible debt is based on the fair value of the consideration received. This non-convertible debt is primarily related to the 2006 purchase and sale agreement with BioMed Realty Trust, Inc. for the Company’s Traville land and LSM facilities. Both the carrying and fair market value for this facility financing debt is approximately $240,000 as of June 30, 2006. See Note 9, Facility Financing, for additional discussion.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2006
(dollars in thousands, except per share data)
Note 8. CoGenesys
During the second quarter of 2006, the Company completed the sale of assets and a license agreement to TriGenesys, in which TriGenesys acquired various assets, rights and interests used by the Company’s CoGenesys division (“CoGenesys”).
As consideration for the assets conveyed, liabilities assumed and intellectual property licensed, the Company obtained equity in TriGenesys valued at $10,000 and additional equity valued at $4,818 as reimbursement for CoGenesys expenditures paid by the Company during the five months ended May 31, 2006. The Company received preferred stock, representing approximately a 14% equity interest (13% on a fully-diluted basis) in TriGenesys. The value per share assigned to this investment was equal to the value per share simultaneously obtained by TriGenesys through external funding. The Company transferred assets having a net book value of approximately $3,032 and valued the intellectual property license at approximately $7,575. The Company entered into a three-year manufacturing services agreement with TriGenesys and will amortize the license revenue ratably over this three-year period. The Company recorded the TriGenesys cost reimbursement of $4,818 as a reduction of research and development expenses for the three and six months ended June 30, 2006.
Approximately 70 employees in the CoGenesys division became employees of TriGenesys on the date of this transaction. Upon the closing of the transaction, TriGenesys legally changed its name to CoGenesys, Inc.
See Note 11, Collaborations and U.S. Government Contract Agreement, for additional discussion of the TriGenesys license agreement.
Note 9. Facility Financing
The Company entered into and completed a purchase and sale agreement of its Traville headquarters and related land and LSM facility with BioMed during the second quarter of 2006. Under the terms of this agreement, BioMed paid the Company $225,000 for the Traville land, representing developed and undeveloped land, and the LSM facility, and BioMed paid Wachovia Development Corporation (“WDC”) $200,000 for the Traville facility. The Company obtained an appraisal of these assets in order to properly allocate the consideration received as well as to allocate the Company’s future lease payments due to BioMed.
With respect to the Traville facility, the Company exercised its option under its lease with WDC to elect to acquire the Traville facility for a fixed price of $200,000 at any time and the Company assigned that option to BioMed Realty, LP, a wholly-owned BioMed subsidiary. BioMed paid WDC $200,000 to purchase the Traville facility, at which time WDC terminated its lease with the Company, including its residual value guarantee and released the Company’s restricted investments of approximately $204,500 that served as collateral under the lease. The Company recorded a lease termination expense of $15,000, which represents the difference between the $200,000 obligation BioMed paid to WDC and the facility’s appraised fair value of $185,000. This expense, along with transaction costs of approximately $1,840, is reflected as a lease termination charge of $16,840 in the Consolidated Statement of Operations for the three and six months ended June 30, 2006.
In addition, the Company sold the land associated with the Traville facility along with the adjoining undeveloped land on the site. However, because the Company has a purchase option with respect to the Traville facility and the developed land under this facility, the Company has recorded the land component of the transaction as a financing transaction and has recorded debt of approximately $31,093, representing the allocated fair value of the consideration received.
With respect to the LSM facility, the Company sold the facility and land to BioMed. However, because the Company has a purchase option with respect to the LSM facility, the Company has recorded this sale as a financing transaction and has recorded debt of approximately $193,907, representing the allocated fair value of the consideration received.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2006
(dollars in thousands, except per share data)
Note 9. Facility Financing (continued)
The Company retained ownership of approximately $39,000 in equipment located at the facility which is required to be kept in place during the lease term or upon any expiration, termination or default.
The Company has the option to purchase the LSM facility between 2006 and 2010 at prices ranging between $230,000 and $269,500, depending upon when the Company exercises the option. The Company has an option to purchase the Traville facility in 2016 for $303,000.
See Note 4, Long-term Debt and Note 5, Commitments and Other Matters, for additional discussion.
Note 10. Related Parties
The Company’s equity investments in TriGenesys and Corautus Genetics Inc. (“Corautus”) make them related parties of the Company. Effective with the sale of the Company’s remaining investment in Cambridge Antibody Technology Ltd. (“CAT”) during the second quarter of 2006, CAT is no longer a related party. For the three and six months ended June 30, 2006, the Company recognized revenue of $210 under the 2006 license agreement with TriGenesys and recorded a reduction of research and development expenses of $4,818 in connection with the TriGenesys asset purchase agreement. While deemed a related party, for both of the three and six months ended June 30, 2006 and 2005, the Company expensed $300 and $600 for support costs paid to CAT in connection with a collaboration agreement. Effective with the sale of the Company’s investment in Transgene, S.A. (“Transgene”) in 2005, Transgene is no longer a related party. While deemed a related party, the Company recognized revenue of $642 and $1,284 for the three and six months ended June 30, 2005, respectively, under a 1998 collaboration agreement with Transgene. The Company had no other material related party transactions in these periods.
Note 11. Collaborations and U.S. Government Agreement
Collaborative Agreement with Novartis
In June 2006, the Company entered into a licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the development and commercialization of AlbuferonTM. Under the agreement, the Company and Novartis will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay the Company a royalty on those sales. The Company is entitled to receive milestones aggregating approximately $507,500, including a non-refundable up-front license fee. The Company and Novartis will share equally in clinical development costs. The Company will recognize the up-front license fee of $45,000 over the clinical development period, estimated to be approximately four years. The Company recognized revenue of $865 relating to this up-front fee for the three and six months ended June 30, 2006.
License Agreement with TriGenesys
The Company’s 2006 license agreement with TriGenesys provides the Company with various milestone and royalty rights on certain TriGenesys products, the option to reestablish development rights to certain licensed products and the option to have TriGenesys conduct certain drug development activities on the Company’s behalf. TriGenesys can obtain additional product rights by extending the initial seven-year research term upon the payment of additional consideration. For the three and six months ended June 30, 2006, the Company recognized revenue of $210, which represents related party activity.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2006
(dollars in thousands, except per share data)
Note 11. Collaborations and U.S. Government Agreement (continued)
U.S. Government Agreement
In 2005, the Company entered into a two-phase contract to supply ABthrax™, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, the Company supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. In the second quarter of 2006, the U.S. Government exercised its option, under the second phase of the contract, to purchase 20,000 treatment courses of ABthrax (raxibacumab) for the Strategic National Stockpile. Revenue of $308 was recognized for both the three and six months ended June 30, 2006, related to the completion of in vitro and in vivo testing under the first phase of the contract. Along with the cost to manufacture these 20,000 therapeutic courses, the Company will be conducting several animal and human studies as part of this contract. The U.S. Government is only required to pay the Company for this work or to purchase ABthrax if the Company meets the product requirements associated with this contract.
Note 12. Other receivables
Other receivables relates primarily to the Company’s tender of shares of its equity investment in CAT during the second quarter of 2006, for which proceeds of $24,127 were received in July 2006 as well as cost sharing expenses for June 2006 due from Novartis in connection with the Company’s Albuferon collaboration.
Note 13. Subsequent Event
In August 2006, the Company entered into a definitive operating agreement with GlaxoSmithKline (“GSK”) with respect to the development of LymphoStat-B™ arising from the option GSK exercised in 2005 with respect to GSK’s co-development and co-commercialization rights associated with this product. The Company is entitled to receive a $24,000 payment during the third quarter of 2006 as partial consideration for entering into this agreement and will recognize this payment as revenue ratably over the estimated development period of approximately four years. In addition, the Company and GSK will share equally in Phase 3/4 clinical development costs, sales and marketing expenses and profits of any product commercialized under the agreement.
Note 14. Reclassifications
Certain prior period balances have been reclassified to conform to 2006 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended June 30, 2006 and 2005
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
     We have developed and continue to enhance the resources necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company. We have expanded our manufacturing facilities to allow us to produce larger quantities of therapeutic protein and antibody drugs for clinical development. We have completed construction and are nearing the completion of the validation phase of a large-scale manufacturing facility to increase our capacity for therapeutic protein and antibody drug production. We anticipate placing the facility, which we recently sold and leased back under a long-term lease, into operational service in the third quarter of 2006. We are strengthening our commercial operations staff, and our intent is to add marketing and sales staff as needed as our products approach commercialization.
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
     We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements. In the third quarter of 2005, GlaxoSmithKline (“GSK”) exercised its option to co-develop and co-commercialize two of our products, LymphoStat-B and HGS-ETR1. Under the terms of a 1996 agreement, we and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized, under a co-development and commercialization agreement. The remaining terms of our agreement with respect to HGS–ETR1 are being negotiated by the parties. In August 2006, we finalized the terms of our agreement with respect to LymphoStat-B. We are entitled to receive a $24.0 million payment during the third quarter of 2006 as partial consideration for entering into this agreement with respect to LymphoStat-B and will recognize this payment as revenue ratably over the estimated development period of approximately four years. In addition, both parties will share equally in Phase 3/4 clinical development costs, sales and marketing expenses and profits of any product commercialized under the agreement. We have entered into a collaboration agreement with Novartis International Pharmaceutical, Ltd. (“Novartis”) in the second quarter of 2006. Under the terms of this agreement, Novartis will co-develop and co-commercialize Albuferon™ and share equally in development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement. Including this upfront fee, we are entitled to payments aggregating $507.5 million upon the successful attainment of certain milestones. We may not receive any future payments and may not be able to enter into additional collaboration agreements.
     We have entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, with the U.S. Government. Under the first phase of the contract, we have supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. In the second quarter of 2006, under the second phase of the contract, the U.S. Government exercised its

Overview (continued)
option to purchase 20,000 treatment courses of ABthrax for the Strategic National Stockpile. We have begun manufacturing and continue to work towards FDA approval of ABthrax. We do not know whether we will be able to obtain the necessary regulatory approval for this product and deliver the order to the U.S. Government.
     We completed the purchase and sale agreement with BioMed Realty Trust, Inc. (“BioMed”) relating to our Traville headquarters (“Traville”) and Large-Scale Manufacturing (“LSM”) facility. We received $225.0 million for the Traville land and LSM facility. We exercised our right under our lease for the Traville facility to cause the sale of the Traville facility to BioMed. This transaction released restricted investments with a market value of approximately $204.5 million that served as collateral under our prior lease. We entered into new twenty-year lease agreements with BioMed for the Traville and LSM facilities, which require us to maintain restricted investments of approximately $46.0 million.
     We completed the sale of assets of our CoGenesys division to TriGenesys and entered into a license agreement for certain related intellectual property during the second quarter of 2006. We funded approximately $6.3 million of expenditures of the CoGenesys division since January 1, 2006 through the date of sale. In exchange for the assets, assumption of certain liabilities, intellectual property, and reimbursement of expenditures, we received approximately a 14% equity interest (13% on a fully-diluted basis) in TriGenesys, the acquiror of certain of the Company’s assets and licenses.
     We expect that any significant revenue or income for at least the next several years may be limited to investment income, payments under various collaboration agreements to the extent milestones are met, cost reimbursements from GSK and Novartis, payments from the sale of product rights and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials required for the development of antibody and protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or new agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
     We have recorded stock-based employee compensation of $7.2 million and $13.9 million for the three and six months ended June 30, 2006, respectively, related to our employee stock incentive and employee stock purchase plans. Prior to January 1, 2006, we accounted for those plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (”SFAS 123(R)”), using the modified-prospective method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Total compensation cost related to nonvested awards not yet recognized is expected to be approximately $49.8 million over 3.0 years.
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

Critical Accounting Policies and the Use of Estimates (continued)
     The following is an update to those critical accounting policies impacted by standards that took effect in 2006 or to those policies that have taken on increased significance in 2006:
     Investments. We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including but not limited to the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and our intent and ability to hold the security until the market values recover, which may be maturity. If management determines that such an impairment exists we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a short-term investment or marketable security prior to maturity, we classify our short-term investments and marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. If we held investments that were classified as “held-to-maturity” securities, these would be carried at amortized cost rather than at fair market value. If we held investments that were classified as “trading” securities, these would be carried at fair market value, with a corresponding adjustment to earnings for any change in fair market value. We classify those marketable securities that are likely to be used in operations within one year as short-term investments. Those marketable securities in which we have the ability to hold until maturity and have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as non-current marketable securities.
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
     Stock Compensation. We have a stock incentive plan under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. Prior to 2006, we accounted for grants to employees in accordance with the provisions of APB No. 25. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted with an exercise price no less than the quoted market value of our common stock at the date of grant, we recognized no stock compensation expense at the time of the grant in accordance with APB No. 25. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. In April 2005, the Securities and Exchange Commission adopted a rule that amended the adoption dates for SFAS 123(R), allowing us to implement SFAS 123(R) on January 1, 2006. The SEC rule does not otherwise change the accounting required

Critical Accounting Policies and the Use of Estimates (continued)
by SFAS 123(R). SFAS 123(R) superseded APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In accordance with SFAS 123(R), we began recording compensation expense for all option awards beginning January 1, 2006 under the modified prospective method. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We use the Black-Scholes-Merton model to estimate the fair value of our option grants. The fair value calculated by this model is a function of several factors, including exercise price, the risk-free interest rate, the estimated term of the option and the estimated future volatility of our common stock. In the event any of these specific inputs increases from 2005 levels, the fair value of new stock options on a per share basis will increase. We do not currently pay a dividend, which is another input to the Black-Scholes-Merton model. If we were to begin paying a dividend, this would have a reducing effect on the fair value of a new stock option on a per share basis. The estimated term and estimated future volatility of the option require our judgment. The aggregate stock option expense to be recognized in 2006 and beyond is a function of the fair value associated with the vesting of existing grants as well as the new grants. This aggregate option expense may increase or decrease depending upon the quantity of options vesting and their relative fair value, net of option cancellations. The adoption of SFAS 123(R) did have an adverse effect on our results of operations, but did not affect our financial condition or liquidity.
     Revenue. We recognize revenue from non-refundable up-front license fees where we have continuing involvement to provide ongoing development activities or access to our technology ratably over the period of obligation in accordance with the guidance provided in the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). We apply the guidance set forth in Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) when evaluating agreements with multiple elements, such as up-front license fees and milestones. Revenue associated with milestones where fair value can be determined is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue associated with milestones where fair value cannot be determined is recognized ratably over the remaining period of obligation, as defined in the respective agreements. Reimbursement of expenses, in agreements where such reimbursement is at cost, is recognized as a reduction of expenses, rather than as revenue.
     Our up-front license fee with Novartis in connection with our Albuferon product is being recognized ratably over the remaining estimated four-year clinical development period. To the extent we achieve the clinical development milestones set forth in the Novartis agreement, these will be recognized ratably over the remaining estimated clinical development period from the date of attainment. Our up-front license fee with GSK in connection with our AlbugonTM product (“GSK716155”)is being recognized ratably over the estimated seven-year clinical development period. Our revenues with Transgene, S.A. (“Transgene”) are being recognized on a straight-line basis over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. Our other revenues in 2006 and 2005 have been recognized in full upon receipt as we have no continuing obligation. To date, revenue associated with milestones has been recognized upon achievement of the milestones, as defined in the applicable agreement.
Results of Operations
     Revenues. Revenues were $2.2 million and $9.1 million for the three and six months ended June 30, 2006, respectively, compared to revenues of $2.9 million and $4.0 million for the three months and six months ended June 30, 2005. Revenues for the three months ended June 30, 2006 included $0.9 million recognized from the Novartis agreement and $0.6 million from Transgene. Revenues for the three months ended June 30, 2005 included a $2.0 million milestone earned and received under the GSK Albugon agreement as well as $0.6 million recognized from Transgene. Revenues for the six months ended June 30, 2006 consisted primarily of $6.0 million in revenue recognized from GSK for a milestone achievement related to GSK716155 (formerly known as Albugon) and $1.3 million recognized from Transgene. Revenues for the six months ended June 30, 2005 primarily represent revenue recognized from GSK and Transgene of $2.4 million and $1.3 million, respectively.

Results of Operations (continued)
     Expenses. Research and development expenses were $50.0 million for the three months ended June 30, 2006 compared to $53.1 million for the three months ended June 30, 2005. Research and development expenses were $108.5 million for the six months ended June 30, 2006 compared to $107.3 million for the six months ended June 30, 2005. Research and development expenses included stock-based compensation expense of $4.5 million and $8.8 million for the three and six months ended June 30, 2006, respectively. We track our research and development expenditures by type of cost incurred – research, pharmaceutical operations, manufacturing and clinical development costs. Our research and development expenses for both the three and six months ended June 30, 2006 are net of $7.4 million of costs reimbursed by TriGenesys for CoGenesys expenses and Novartis.
     Our research costs decreased to $3.6 million for the three months ended June 30, 2006 from $7.3 million for the three months ended June 30, 2005. This decrease is primarily due to the cost reimbursement of $4.8 million for CoGenesys expenses incurred from January through May 2006, partially offset by $0.6 million of stock-based compensation expense recognized for the three months ended June 30, 2006. Research and development costs decreased to $12.9 million for the six months ended June 30, 2006 from $14.8 million for the six months ended June 30, 2005. This decrease is also primarily due to cost reimbursement of $4.8 million for CoGenesys expenses incurred from January through May 2006, partially offset by $1.2 million of stock-based compensation expense recognized for the six months ended June 30, 2006. Our research costs for both the three and six months ended June 30, 2006, are net of $4.9 million of costs reimbursed by TriGenesys for CoGenesys expenses and Novartis.
     Our pharmaceutical operations costs, where we focus on improving formulation, process development and production methods, decreased slightly to $8.9 million for the three months ended June 30, 2006 from $9.1 million for the three months ended June 30, 2005. This decrease is primarily due to reduced process development activities for HGS-ETR2, HGS-ETR1 and LymphoStat-B, partially offset by increased activity for ABthrax and Albuferon and $0.6 million of stock-based compensation expense recognized for the three months ended June 30, 2006. Pharmaceutical operations costs decreased to $18.3 million for the six months ended June 30, 2006 from $18.8 million for the six months ended June 30, 2005, due to reduced process development activities for HGS-ETR2, LymphoStat-B and HGS-ETR1, partially offset by increased activity for ABthrax and Albuferon and $1.1 million of stock-based compensation expense recognized for the six months ended June 30, 2006. Our pharmaceutical operations expenses are net of $0.3 million of costs reimbursed by Novartis for both the three and six months ended June 30, 2006.
     Our manufacturing costs increased to $19.5 million for the three months ended June 30, 2006 from $14.9 million for the three months ended June 30, 2005. This increase is primarily due to increased production activities for ABthrax, Albuferon and LymphoStat-B along with the work associated with the validation of our manufacturing facility and $0.9 million in stock-based compensation expense recognized for the three months ended June 30, 2006, partially offset by decreased costs related to Albugon and HGS-ETR2. Manufacturing costs increased to $39.9 million for the six months ended June 30, 2006 from $31.0 million for the six months ended June 30, 2005. This increase is also primarily due to increased production activities for LymphoStat-B, Albuferon and ABthrax, along with the work associated with the validation of our manufacturing facility and $1.8 million in stock-based compensation expense recognized for the six months ended June 30, 2006, partially offset by decreased costs related to HGS-ETR2, Albugon and HGS-ETR1. We expect our manufacturing expenses to increase by approximately $5.0 million for the second half of 2006 as a result of placing the large-scale manufacturing facility into service during the third quarter of 2006.
     Our clinical development costs decreased to $18.0 million for the three months ended June 30, 2006 from $21.8 million for the three months ended June 30, 2005. This decrease is primarily due to a decline in trial activity for the LymphoStat-B and Albuferon Phase 2 studies, partially offset by stock-based compensation expense of $1.9 million recognized for the three months ended June 30, 2006. Clinical development costs decreased to $37.3 million for the six months ended June 30, 2006 from $42.7 million for the six months ended June 30, 2005. This decrease is primarily due to a decline in trial activity for the LymphoStat-B and Albuferon Phase 2 studies and the HGS-ETR1 study, plus the cost reimbursement from Novartis for Albuferon, partially offset by stock-based compensation expense of $3.6 million recognized for the six months ended June 30, 2006. Our clinical development expenses are net of $2.2 million of costs reimbursed by Novartis for both the three and six months ended June 30, 2006.

Results of Operations (continued)
     We expect that clinical development expenditures will increase in the future as we initiate Phase 3 trials, but that our net expenses for these and other development costs will be lower than they otherwise would have been as a result of the cost sharing provisions within the GSK and Novartis agreements. While we anticipate performing or sponsoring the majority of the activities, and therefore would be entitled to cost sharing reimbursement from GSK or Novartis, it is also possible that some expenditures may be paid directly by GSK or Novartis. In either case, the cost sharing provisions provide for equal sharing of costs on an overall basis, which means that we would either be reimbursed or need to reimburse GSK or Novartis in order to reach cost equality. We anticipate our cost reimbursements from GSK and Novartis are in the range of $40.0 million to $45.0 million for the second half of 2006. While these provisions provide for equal sharing of costs, the timing of expenditures and resulting reimbursement will depend upon the progress of development.
     General and administrative expenses increased to $12.4 million for the three months ended June 30, 2006 compared to $8.8 million for the three months ended June 30, 2005. This increase is primarily due to stock-based compensation expense of $2.6 million along with increased facility costs. General and administrative expenses increased to $25.8 million for the six months ended June 30, 2006 compared to $18.2 million for the six months ended June 30, 2005. This increase is also primarily due to stock-based compensation expense of $5.1 million along with increased facility costs.
     In connection with the new Traville lease, we expect the annual facility costs for both research and development and general and administration to increase by an aggregate of approximately $7.0 million.
     Lease termination charges were incurred in the second quarter of 2006, when we entered into a purchase and sale agreement with BioMed and sold or caused to be sold our headquarters and Large-Scale Manufacturing facility (“LSM”) and concurrently entered into long-term lease agreements with BioMed for the two facilities. We recorded a facility financing charge of approximately $16.8 million associated with this transaction, which included a non-cash $15.0 million lease termination charge related to the prior headquarters lease.
     Investment income decreased to $5.8 million for the three months ended June 30, 2006 from $6.1 million for the three months ended June 30, 2005. Investment income decreased to $10.9 million for the six months ended June 30, 2006 from $12.4 million for the six months ended June 30, 2005. The decrease in investment income for both the three and six months ended June 30, 2006 is due to lower average cash and short-term investment balances, partially offset by an increased yield due to rising average interest rates of the securities in our portfolio. Investment income also includes net realized gains and losses on our short-term, marketable securities and restricted investments. Within investment income, we recorded a net loss of $0.2 million for the three months ended June 30, 2006 and a net loss of $0.4 million for the three months ended June 30, 2005. This net loss excludes the gain on the sale of our equity investment in Cambridge Antibody Technology Ltd. (“CAT”). We recorded a net loss of $0.4 million for the six months ended June 30, 2006 and a net loss of $1.3 million for the six months ended June 30, 2005. This net loss also excludes the gain on the sale of our equity investment in CAT. Our average cash balance increased during the second quarter of 2006 as a result of our second quarter facility and Novartis collaboration agreement transactions, which will result in higher investment income.
     Interest expense increased to $4.8 million for the three months ended June 30, 2006 compared to $3.2 million for the three months ended June 30, 2005, primarily due to the interest expense associated with the new BioMed lease of the LSM facility. Interest expense increased to $7.1 million for the six months ended June 30, 2006 compared to $6.5 million for the six months ended June 30, 2005, also primarily due to the interest expense associated with the new BioMed lease of the LSM facility. Interest expense is net of interest capitalized of $1.3 million and $2.5 million for the three and six months ended June 30, 2006, respectively, as compared to $1.5 million and $3.0 million for the three and six months ended June 30, 2005, respectively, in connection with the construction of our LSM facility. We will cease capitalizing interest when we place the LSM in service, which we anticipate to be in the third quarter of 2006. This will result in higher interest expense. In addition, we anticipate our annual interest expense to increase by approximately $26.0 million as a result of the BioMed large-scale manufacturing facility lease.

Results of Operations (continued)
     Our gain on sale of investment of $14.8 million relates to the sale of our remaining equity interest in CAT, a long-term investment, for net proceeds of $24.1 million and a cost basis of $9.3 million.
     Net Income (Loss). We recorded a net loss of $61.3 million, or $0.47 per share, for the three months ended June 30, 2006 compared to a net loss of $56.0 million, or $0.43 per share, for the three months ended June 30, 2005. The increased loss for the three months ended June 30, 2006 is due to lease termination expenses of $16.8 million, or $0.13 per share, and the recognition of $7.2 million, or $0.05 per share, of stock-based compensation, partially offset by the $14.8 million, or $0.11 per share, gain from sale of our investment in CAT and the reimbursement of expenses from TriGenesys for CoGenesys and Novartis. We recorded a net loss of $123.4 million, or $0.94 per share, for the six months ended June 30, 2006 compared to a net loss of $115.6 million, or $0.88 per share, for the six months ended June 30, 2005. The increased loss for the six months ended June 30, 2006 is due to the lease termination expenses of $16.8 million, or $0.13 per share, and the recognition of $13.9 million, or $0.11 per share, of stock-based compensation, partially offset by the $14.8 million, or $0.11 per share, gain from the sale of our investment in CAT and the reimbursement of expenses from TriGenesys for CoGenesys and Novartis.
     Our net loss of $61.3 million, or $0.47 per share, includes a charge for stock-based compensation of $7.2 million, or $0.05 per share, for the three months ended June 30, 2006. Our net loss of $56.0 million, or $0.43 per share, for the three months ended June 30, 2005, includes no stock-based compensation expense as we did not adopt SFAS 123(R) until January 1, 2006. Our net loss of $123.4 million, or $0.94 per share, includes a charge for stock-based compensation of $13.9 million, or $0.11 per share, for the six months ended June 30, 2006. Our net loss of $115.6 million, or $0.88 per share, for the six months ended June 30, 2005, includes no stock-based compensation expense as we did not adopt SFAS 123(R) until January 1, 2006.
     As a result of adopting Statement 123(R) on January 1, 2006, our net income for the three months ended June 30, 2006, is approximately $7.2 million, or $0.05 per share, lower than if we had continued to account for stock-based compensation under APB No. 25. For the three months ended June 30, 2005, if we had accounted for employee stock options under the recognition provisions of SFAS 123, we would have recognized approximately $13.1 million, or $0.10 per share, of additional expense. As a result of adopting Statement 123(R) on January 1, 2006, our net income for the six months ended June 30, 2006, is approximately $13.9 million, or $0.11 per share, lower than if we had continued to account for stock-based compensation under APB No. 25. For the six months ended June 30, 2005, if we had accounted for employee stock options under the recognition provisions of SFAS 123, we would have recognized approximately $21.9 million, or $0.17 per share, of additional expense.
Liquidity and Capital Resources
     We had working capital of $433.0 million and $128.9 million at June 30, 2006 and December 31, 2005, respectively. The increase in our working capital for the six months ended June 30, 2006 is primarily due to the sale of our LSM facility, release of restricted investments related to the termination of our former Traville facility lease, and receipt of an up-front license fee from Novartis, partially offset by our net loss and capital expenditures during this period and new collateral required under our BioMed leases.
     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on manufacturing and clinical trials required for the development of our active product candidates. We may continue to improve our working capital position during 2006 through the receipt of collaboration fees, collaboration cost reimbursement or financing activities. In the event our working capital needs for 2006 exceed our available working capital, after these or other initiatives, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. We evaluate our working capital position on a continual basis.
     The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We have several Phase 1 and Phase 2 trials underway and expect to initiate additional trials, including Phase 3 trials, in the future. Completion of these

Liquidity and Capital Resources (continued)
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
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

CLINICAL TRIAL STATUS AS
PRODUCT		OF JUNE 30, (2)
CANDIDATE(1)	INDICATION	2006	2005
Albuferon	Hepatitis C	Phase 2 (3)	Phase 2
LymphoStat-B	Systemic Lupus Erythematosus	Phase 2 (4)	Phase 2
LymphoStat-B	Rheumatoid Arthritis	Phase 2 (5)	Phase 2
HGS-ETR1	Cancer	Phase 2	Phase 2
HGS-ETR2	Cancer	Phase 1	Phase 1
HGS-TR2J	Cancer	Phase 1	Phase 1
CCR5 mAb	HIV	(6)	Phase 1
ABthrax	Anthrax	(7)	(7)

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Phase 2 trials continuing; Phase 3 planning underway.

(4)	Initial Phase 2 trial completed; extension safety study ongoing; Phase 3 planning underway.

(5)	Initial Phase 2 trial completed; extension safety study ongoing.

(6)	Initial Phase 1 trial dosing completed; data collection and analysis ongoing.

(7)	U.S. Government executed the second phase of the contract placing an order for 20,000 doses of ABthrax; clinical development and manufacturing activities underway.
     Our clinical trial status as of December 31, 2005, 2004 and 2003 is contained in our 2005 Annual Report on Form 10-K. Our clinical trial status as of March 31, 2006 and 2005 is contained in our March 31, 2006 Quarterly Report on Form 10-Q.
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

Liquidity and Capital Resources (continued)
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
     In addition, part of our business plan includes collaborating with others. For example, in June 2006, we entered into a collaboration agreement with Novartis to co-develop and co-commercialize Albuferon. Under this agreement, we will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We are entitled to receive milestones aggregating approximately $507.5 million, including a non-refundable up-front license fee. We and Novartis will share equally in clinical development costs. Additionally, in August 2006, we entered into a definitive operating agreement with GSK with respect to LymphoStat-B. Under this agreement, we will receive a payment of $24.0 million and we and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. However, we have other collaborators, including GSK, who have sole responsibility for product development. For example, GSK is developing products as part of our collaboration or licensing with them. We have no control over the progress of GSK’s development plans. While we have recognized $6.0 million from GSK in connection with a development milestone met by GSK during 2006 relating to our 2004 agreement with GSK for GSK716155, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments under these agreements. We cannot forecast with any degree of certainty what impact GSK’s decision to jointly develop and commercialize HGS-ETR1 will have on our development costs, in part because a joint development agreement must first be concluded. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.
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
     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. In this regard, during 2006 we entered into a real estate financing which raised net proceeds of approximately $220.0 million and released restricted investments of approximately $160.0 million. Previously, during 2005, we refinanced approximately $230.0 million of our convertible subordinated debt. We may undertake other financings and may further repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.
     We have certain contractual obligations, which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets. See “Off-Balance Sheet Arrangements” for further discussion of our new Traville headquarters lease with BioMed. Our BioMed lease for the LSM is recorded on our balance sheets. Under this lease, we have an option to purchase the property between 2006 and 2010 at prices ranging between approximately $230.0 million and $269.5 million, depending upon when we exercise this option.

Liquidity and Capital Resources (continued)
     Our contractual obligations as of June 30, 2006 are summarized as follows:

	Payments Due by Period
	(dollars in millions)
		One year	Two to	Four to	After
Contractual Obligations	Total	or less	three years	five years	five years
Long-term debt — convertible notes (1)	$557.8	$11.5	$11.5	$11.5	$523.3
Long-term debt — BioMed (2)	553.2	22.9	47.1	49.1	434.1
Capital lease obligation	147.0	147.0	—	—	—
Operating leases (3)	501.9	31.1	61.3	46.1	363.4
Unconditional purchase obligations (4)	3.0	3.0	—	—	—
Other long-term liabilities reflected on our balance sheets (5)	—	—	—	—	—

Total contractual cash obligations (6)	$1,762.9	$215.5	$119.9	$106.7	$1,320.8

(1)	Contractual interest obligations related to our convertible subordinated notes included above total $47.8 million as of June 30, 2006. Contractual interest obligations of $11.5 million, $11.5 million, $11.5 million and $13.3 million are due in one year or less, two to three years, four to five years and after five years, respectively.

(2)	Contractual interest obligations related to BioMed are included above and aggregate $500.2 million as of June 30, 2006. Contractual interest obligations of $22.9 million, $47.1 million, $49.1 million and $381.1 million are due in one year or less, two to three years, four to five years and after five years, respectively.

(3)	Includes Traville headquarters operating lease with BioMed with aggregate payments of $403.3 million. Lease payments of $16.7 million, $34.4 million, $35.8 million, and $316.4 million are due in one year or less, two to three years, four to five years and after five years, respectively.

(4)	Our unconditional purchase obligations relate to commitments for capital expenditures associated with the completion of construction and validation of our large-scale manufacturing facility.

(5)	Because we cannot forecast with any degree of certainty whether any of our current collaborations will require us to make future milestone or royalty payments, we have excluded these amounts from the above table.

(6)	For additional discussion of our debt obligations and lease commitments, see Notes 4 and 5 of the Notes to the Consolidated Financial Statements.
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
Off-Balance Sheet Arrangements
     During the second quarter of 2006, we terminated one lease agreement (the “Traville lease”) with Wachovia Development Corporation (“WDC”), which had been structured as a synthetic lease and had been accounted for as an operating lease. None of our directors, officers or employees had any financial interest with regard to this lease arrangement.
     The Traville lease had a term of approximately seven years beginning in 2003 and related to a research and development and administrative facility located on the Traville site in Rockville, Maryland. The total financed cost of the Traville lease facility was $200.0 million. Our rent obligation approximated the lessor’s debt service costs plus a return on the lessor’s equity investment. The rent under this lease had been based on the rate for short-term commercial paper, but the lessor could lock in a fixed interest rate at any time at our request.

Off-Balance Sheet Arrangements (continued)
In place of the Traville synthetic lease, we entered into a lease agreement with BioMed Realty Trust, Inc. (“BioMed”), which acquired the Traville facility from WDC. We have accounted for the BioMed lease as an operating lease. Initial annual rental payments under this lease are approximately $16.9 million and will escalate at 2% per year. Aggregate rent payments for the duration of the twenty year lease term will be approximately $404.6 million. Under the new Traville lease, we have the option to purchase the property in 2016 for approximately $303.0 million. In addition, we are obligated to acquire certain leased equipment located at the Traville facility upon lease expiration for approximately $4.4 million.
     Our restricted investments with respect to the new Traville lease and other leases for the existing process development and manufacturing facility are approximately $59.1 million. These restricted investments will serve as collateral for the duration of the leases. We are required to maintain restricted investments for the duration of the BioMed lease of $46.0 million. In addition, we are required to maintain up to a maximum of $15.0 million in restricted investments with respect to the process development and manufacturing facility leases. Our restricted investments for all of these leases aggregated approximately $59.1 million as of June 30, 2006 compared to approximately $220.2 million as of December 31, 2005. This decrease is due to the termination of our Traville lease with WDC.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with planned facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. In addition, we continue to face risks related to animal and human testing, to the manufacture of ABthrax and to FDA concurrence that ABthrax meets the requirements of the ABthrax contract. If we are unable to meet the product requirements associated with the ABthrax contract, the U.S. Government will not be required to reimburse us for the costs incurred or to purchase any ABthrax doses. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may only be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 14 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $8.9 million, or approximately 1.1% of the aggregate fair value of $784.7 million, at June 30, 2006. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of June 30, 2006. We believe that any market change related to our investment securities held as of June 30, 2006 is not material to our consolidated financial statements. As of June 30, 2006, the yield on comparable two-year investments was approximately 5.2%, as compared to our current portfolio

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
yield of approximately 4.1%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
     As of June 30, 2006, the market values of our equity investments in Corautus and TriGenesys were approximately $1.1 million and $14.8 million, respectively. Our investment in Corautus is subject to equity market risk. Because TriGenesys is a privately-held entity, we are unable to obtain a quoted market price with respect to the fair value of our investment. As of June 30, 2006, we will carry our investment in TriGenesys at its initial fair value of $14.8 million.
     As a result of terminating our WDC lease in the second quarter, the amount of investments that we are required to restrict has declined significantly. The facility leases we entered into with BioMed during 2006 require us to maintain minimum levels of restricted investments of approximately $46.0 million as collateral for these facilities. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, our overall level of restricted investments will reach $59.0 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment. Changes in interest rates do not affect interest expense incurred on our convertible subordinated notes because the notes bear interest at fixed rates.
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
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2006, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     During the past two years, we have sharpened our focus on our most promising drug candidates. We have reduced the number of drugs in early development and are focusing our resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In order to significantly reduce our expenses, and thus enable us to dedicate more resources to the most promising drugs, we have reduced staff, streamlined operations and consolidated facilities. In June 2006, we spun off our CoGenesys division as an independent company, in a transaction that was treated as a sale for accounting purposes. The new company, TriGenesys, will focus on the development of assets that were unlikely to be developed by us.
     Our ability to discover and develop new early stage preclinical products will depend on our internal research or in-licensing capabilities. We substantially reduced our internal research capability as part of our restructuring in the first quarter of 2004. Our internal research capability was further reduced when we completed the spin-off of CoGenesys. Although we continue to conduct discovery and development efforts on early stage products, our limited resources for discovering and developing early stage preclinical products may not be sufficient to discover new preclinical drug candidates.
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
     Our entry into the biodefense field with the development of ABthrax presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies, including the U.S. Army, are known to be developing biodefense pharmaceuticals and related products to combat anthrax. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. Government and its agencies, the success of ABthrax will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. In the case of the U.S. Government, executive or legislative action could attempt to impose production and pricing requirements on us. We have entered into a two-phase contract to supply ABthrax a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government has ordered 20,000 doses of ABthrax for the Strategic National Stockpile, for use in the treatment of anthrax disease. We will continue to face risks related to animal and human testing, to the manufacture of ABthrax and to FDA concurrence that ABthrax meets the requirements of the contract. If we are unable to meet the product requirements associated with this contract the U.S. Government will not be required to reimburse us for the costs incurred or to purchase any product pursuant to that order.
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
Although GSK has agreed to be our partner in the development and commercialization of HGS-ETR1, we may be unable to negotiate an appropriate co-development and co-marketing agreement.
     As part of our June 1996 agreement with GSK, we granted a 50/50 co-development and commercialization option to GSK for certain human therapeutic products that successfully complete Phase 2a clinical trials. On August 18, 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1 (mapatumumab) jointly with us. Under the terms of the 1996 agreement, GSK and we will share equally in Phase 3/4 development costs of these products, and will share equally in sales and marketing expenses and profits of any such product that is commercialized pursuant to co-development and commercialization agreements, the remaining terms of which are subject to negotiation. We do not know if we will be successful in negotiating such agreements, and if we are unsuccessful, we do not know if, and how, GSK and we will collaborate on these products.
Our ability to receive revenues from the assets licensed in connection with our CoGenesys transaction will depend on TriGenesys’ ability to develop and commercialize those assets.
     We will depend on TriGenesys to develop and commercialize the assets licensed as part of our spin-off. If TriGenesys is not successful in its efforts, we may not receive any revenue from the development of CoGenesys assets. TriGenesys may require significant third party financing, which may be unavailable. In addition, our relationship with TriGenesys will be subject to the risks and uncertainties inherent in our other collaborations.
Because we depend on our collaboration partners for revenue, we may not become profitable if we cannot increase the revenue from our collaboration partners or other sources.
     We have received all of our revenue from payments made under our collaboration agreements with GSK and, to a lesser extent, other agreements. The initial research term of the GSK collaboration agreement and many of our other collaboration agreements expired in 2001. None of these collaboration agreements was renewed. We may not be able to enter into additional collaboration agreements. Exclusive of the Novartis collaboration agreement, we are entitled to certain milestone and royalty payments from the existing collaborators, but may not receive payments if our collaborators fail to:

•	develop marketable products;

•	obtain regulatory approvals for products; or

•	successfully market products.
     Further, circumstances could arise under which one or more of our collaboration partners may allege that we breached our agreement with them and, accordingly, seek to terminate our relationship with them. If successful, this could adversely affect our ability to commercialize our products and harm our business.
     Under the Novartis collaboration agreement, we are entitled to certain milestone and royalty payments from the existing collaborators, but may not receive payments if we fail to:
•	develop marketable products;

•	obtain regulatory approvals for products; or

•	successfully market products.
     Further, circumstances could arise under which Novartis may seek to terminate our relationship with them. If successful, this could adversely affect our ability to commercialize our products and harm our business.
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
     As of June 30, 2006, we had long-term obligations of approximately $750.2 million. Our substantial debt will have several important consequences for our future operations. For instance:
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
To pursue our current business strategy and continue developing our products, we are likely to need additional funding in the future. If we do not obtain this funding on acceptable terms, we may not be able to continue to grow our business and generate enough revenue to recover our investment in our product development effort.
     Since inception, we have expended, and will continue to expend, substantial funds to continue our research and development programs. We are likely to need additional financing to fund our operating expenses and capital requirements. In the third quarter of 2005, we issued $230.0 million in 2 1/4% convertible subordinated notes due 2012 and in the fourth quarter of 2005, we repurchased all of the remaining outstanding subordinated notes due 2007. We may not be able to obtain additional financing on acceptable terms. If we raise additional funds by issuing equity securities, equity-

linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders or the new debt securities may contain restrictive financial covenants.
     Our need for additional funding will depend on many factors, including, without limitation:
•	the amount of revenue or cost sharing, if any, that we are able to obtain from our collaborations, any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our development programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	our ability to establish and maintain collaboration partnerships;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims; and

•	scientific progress in our research and development programs.
     If we are unable to raise additional funds, we may, among other things:
•	delay, scale back or eliminate some or all of our research and development programs;

•	delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.
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
     Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. We are involved in interference proceedings, including proceedings related to products based on TRAIL Receptor 2 (such as HGS-ETR2 and HGS-TR2J) and may be involved in other interference proceedings in the future. We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings related to products based on BLyS (such as LymphoStat-B), and may be involved in other opposition proceedings in the future. We cannot assure you that we will be successful in any of these proceedings.
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
     Marketing Approvals. Before a product can be marketed and sold in the U.S., the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application or a biologic license application, depending on the type of drug. In responding to a new drug application or a biologic license application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, or at all.
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
We may be unable to successfully establish a manufacturing capability and may be unable to obtain required quantities of our products economically.
     We have not yet manufactured any products for commercial use and do not have any experience in manufacturing materials suitable for commercial use. We have completed construction and are in the validation phase of a large-scale manufacturing facility to increase our capacity for protein and antibody drug production. The FDA must inspect and license these facilities to determine compliance with cGMP requirements for commercial production. We may not be able to successfully establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.

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
     We do not have any marketed products. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. GSK, Novartis and others have co-marketing rights with respect to certain of our products. If we decide to market any products, either independently or together with partners, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.
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
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. For the twelve months ended June 30, 2006, the closing price of our common stock has been as low as $7.75 per share and as high as $15.08 per share. The market price of our common stock could fluctuate widely because of:
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
     On January 1, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal year 2006, our operating results contain a charge for stock-based compensation expense related to employee stock options and employee stock purchases. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of stock-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     As a result of the adoption of SFAS 123(R), our net loss is greater than it would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this change in our reported operating results will have on the trading price of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders, held on April 26, 2006, the following members were re-elected to the Board of Directors:

	Affirmative Votes	Votes Withheld
Terms expiring in 2009:

H. Thomas Watkins	111,016,953	2,836,925
Augustine Lawlor	104,252,929	9,600,949
William D. Young	104,440,773	9,413,105
     The following proposal was approved at our Annual Meeting of Shareholders:

		Negative
	Affirmative Votes	Votes	Abstentions	Broker Non-Votes
Ratification of the selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending December 31, 2006	113,531,485	262,874	59,518	—

Item 6. Exhibits
10.1**	Co-development and Commercialization Agreement between Novartis International Pharmaceutical Ltd and Human Genome Sciences, Inc., dated June 5, 2006.

10.2	Purchase and Sale Agreement between BioMed Realty, L.P. and Human Genome Sciences, Inc., dated May 2, 2006.

10.3	Lease Agreement between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc., dated May 24, 2006.

10.4	Lease Agreement between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc., dated May 24, 2006.

10.5**	Amendment of Solicitation/Modification of Contract awarded by the Department of Health and Human Services to Human Genome Sciences, Inc. dated June 24, 2006.

12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

**	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

BY:	/s/ H. Thomas Watkins

H. Thomas Watkins
Chief Executive Officer and President
(Principal Executive Officer)

BY:	/s/ Timothy C. Barabe

Timothy C. Barabe
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)
Dated: August 9, 2006

EXHIBIT INDEX
Exhibit Page Number

10.1**	Co-development and Commercialization Agreement between Novartis International Pharmaceutical Ltd and Human Genome Sciences, Inc., dated June 5, 2006.

10.2	Purchase and Sale Agreement between BioMed Realty, L.P. and Human Genome Sciences, Inc., dated May 2, 2006.

10.3	Lease Agreement between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc., dated May 24, 2006.

10.4	Lease Agreement between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc., dated May 24, 2006.

10.5**	Solicitation (as amended) and Modification of Contract awarded by the Department of Health and Human Services to Human Genome Sciences, Inc. dated June 24, 2006.

12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

**	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.