Form 10-Q
period 2006-09-30
HUMAN GENOME SCIENCES INC
filed 2006-11-08
CIK 901219

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2006
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
Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding on September 30, 2006 was 132,507,775.

TABLE OF CONTENTS

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005	3

	Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	4

	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item1A.	Risk Factors	37

Item 6.	Exhibits	49

	Signatures	50

	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share amounts)

Revenue — research and development contracts	$6,679	$5,882	$15,744	$9,841

Costs and expenses:
Research and development	52,261	55,369	160,714	162,642
General and administrative	13,393	8,535	39,143	26,715
Lease termination charge	—	—	16,840	—

Total costs and expenses	65,654	63,904	216,697	189,357

Income (loss) from operations	(58,975)	(58,022)	(200,953)	(179,516)

Investment income	7,952	7,622	18,849	20,006
Interest expense	(9,809)	(3,065)	(16,884)	(9,523)
Gain on sale of investment	—	—	14,759	—
Loss on extinguishment of debt	—	(898)	—	(898)

Income (loss) before taxes	(60,832)	(54,363)	(184,229)	(169,931)
Provision for income taxes	—	—	—	—

Net income (loss)	$(60,832)	$(54,363)	$(184,229)	$(169,931)

Basic and diluted net income (loss) per share	$(0.46)	$(0.42)	$(1.40)	$(1.30)

Weighted average shares outstanding, basic and diluted	131,719,296	130,864,875	131,431,797	130,710,996

The accompanying Notes to Consolidated Financial Statements are an integral part hereof. Net income (loss) for the three and nine months ended September 30, 2006 included stock-based compensation expense under FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) relating to employee stock options of $6,407 and $20,296, respectively. Stock-based compensation related to employee stock options was $3,807 and $12,631 in Research and development and $2,600 and $7,665 in General and administrative for the three and nine months ended September 30, 2006, respectively. There was no stock-based compensation expense related to employee stock options under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) included in net income (loss) for the three and nine months ended September 30, 2005 because the Company did not adopt the fair value recognition provisions of SFAS 123, but rather used the alternative intrinsic value method.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(dollars in thousands, except
	per share amounts)
Assets
Current assets:
Cash and cash equivalents	$103,635	$12,268
Short-term investments	268,157	169,961
Other receivables	13,875	—
Prepaid expenses and other current assets	3,122	6,088

Total current assets	388,789	188,317

Marketable securities	361,914	243,820
Long-term equity investments	15,921	18,493
Property, plant and equipment (net of accumulated depreciation and amortization)	292,960	304,809
Restricted investments	60,446	220,171
Other assets	18,256	21,436

TOTAL ASSETS	$1,138,286	$997,046

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$3,120
Current portion of capital lease obligation	162	316
Accounts payable and accrued expenses	31,662	38,334
Accrued payroll and related taxes	13,420	14,330
Deferred revenues	23,164	3,335

Total current liabilities	68,408	59,435

Long-term debt, net of current portion	750,860	510,000
Deferred revenues, net of current portion	55,145	5,900
Capital lease obligation, net of current portion	371	—
Other liabilities	2,139	4,745

Total liabilities	876,923	580,080

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,324	1,310
Additional paid-in capital	1,817,616	1,786,549
Accumulated other comprehensive loss	(4,140)	(1,685)
Accumulated deficit	(1,553,437)	(1,369,208)

Total stockholders’ equity	261,363	416,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,138,286	$997,046

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2006	2005
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(184,229)	$(169,931)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense related to employee stock options	20,296	—
Lease termination charge ($15,000 non-cash)	16,840	—
Depreciation and amortization	14,009	14,630
Gain on sale of long-term investments	(14,759)	(1,302)
Accrued interest on short-term investments and marketable securities	(3,553)	(1,611)
Non-cash expenses and other	4,829	3,164
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,908)	2,031
Other assets	3,717	4,072
Accounts payable and accrued expenses	1,727	(8,593)
Accrued restructuring charges	(2,533)	—
Accrued payroll and related taxes	(419)	6,725
Deferred revenues	61,499	(2,483)
Other liabilities	(2,606)	(3,892)

Net cash used in operating activities	(96,090)	(157,190)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(476,217)	(162,381)
Proceeds from sale and maturities of short-term investments and marketable securities	414,952	367,360
Capital expenditures – property, plant and equipment	(7,442)	(81,931)
Investment in CoGenesys (excluding $10,000 non-cash portion)	(4,818)	—
Proceeds from sale of long-term investments	24,127	4,600
Capitalized interest	(2,527)	(4,420)

Net cash (used in) provided by investing activities	(51,925)	123,228

Cash flows from financing activities:
Proceeds from sale-leaseback of property, plant & equipment, net of closing costs	218,969	—
Proceeds from issuance of long-term debt	—	223,172
Extinguishment of long-term debt	—	(134,006)
Purchase of restricted investments	(43,096)	(159,846)
Proceeds from sale and maturities of restricted investments	56,540	155,227
Proceeds from issuance of common stock, net of expenses	10,405	3,495
Payments on long-term debt	(3,120)	—
Payments on capital lease	(316)	(244)

Net cash provided by financing activities	239,382	87,798

Net increase in cash and cash equivalents	91,367	53,836
Cash and cash equivalents – beginning of year	12,268	24,075

Cash and cash equivalents – end of period	$103,635	$77,911

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH INVESTING AND FINANCING ACTIVITIES (DOLLARS IN THOUSANDS):

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,654	$13,705
Income taxes	$—	$—
During the nine months ended September 30, 2006, the Company transferred securities with maturities less than one year from its Restricted investments to Short-term investments with an aggregate market value of approximately $65,115 in exchange for securities from its Marketable securities portfolio having an aggregate market value of approximately $60,857.
During the nine months ended September 30, 2006, the Company released restricted investments with a cost of $162,121 in connection with reduced collateral requirements arising from the termination of the lease and the execution of a new lease for its headquarters facility.
During the nine months ended September 30, 2006, the Company obtained an equity interest in CoGenesys, Inc. with an initial value of $14,818 in exchange for an intellectual property license, equipment, and assumed liabilities, and research and development expenses incurred during 2006 amounting to $4,818. See Note 8, CoGenesys, for additional discussion.
During the nine months ended September 30, 2006, the Company entered into a capital lease transaction and acquired property, plant and equipment in the amount of $533.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 1. Interim Financial Statements
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months ended September 30, 2006 and 2005, the Company’s financial position at September 30, 2006, and the cash flows for the nine months ended September 30, 2006 and 2005. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K and the Company’s March 31, 2006 and June 30, 2006 Quarterly Reports on Form 10-Q.
The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of future financial results.
Note 2. Stock-Based Compensation
As of September 30, 2006, the Company has two stock-based compensation plans, which are described below. The compensation cost that has been recorded as expense for the three and nine months ended September 30, 2006 for these plans was $6,539 and $20,675, respectively. For the three months ended September 30, 2006, these costs consisted of $6,407 related to stock options and the employee stock purchase plan and $132 related to nonvested stock. For the nine months ended September 30, 2006, these costs consisted of $20,296 related to stock options and the employee stock purchase plan and $379 related to nonvested stock. There was no stock-based compensation expense related to employee stock options under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) included in net income (loss) for the three and nine months ended September 30, 2005 because the Company did not adopt the fair value recognition provisions of SFAS 123, but rather used the alternative intrinsic value method. No income tax benefit was recognized in the income statement for stock-based compensation for the three and nine months ended September 30, 2006 and 2005 as realization of such benefits was not more likely than not.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
Stock Incentive Plan
The Company has a stock incentive plan (the “Plan”) under which options to purchase new shares of the Company’s common stock may be granted to employees, consultants and directors at an exercise price no less than the fair market value on the date of grant. The Plan also provides for awards in the form of stock appreciation rights, restricted (nonvested) or unrestricted stock awards, stock-equivalent units or performance-based stock awards. The Company issues both qualified and non-qualified options under the Plan. The vesting period of the options is determined by the Board of Directors and is generally four years. Upon acquisition by a person, or group of persons, of more than 50% of the Company’s outstanding common stock, outstanding options shall immediately vest in full and be exercisable. The Company recognizes compensation expense for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. All options expire after ten years or earlier from the date of grant.
At September 30, 2006, the total authorized number of shares under the Plan, including prior plans, was 53,227,896. Options available for future grant were 9,594,087 as of September 30, 2006.
Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by SFAS 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective method. Under the modified-prospective method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all stock-based awards that were granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.
As result of adopting SFAS 123(R) on January 1, 2006, the Company’s income (loss) from operations, income (loss) before taxes and net income (loss) for the three and nine months ended September 30, 2006 was $6,407 and $20,296 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share, as reported, for the three and nine months ended September 30, 2006 were $0.05 per share and $0.15 per share lower, respectively, as a result of adopting SFAS 123(R).
The Company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.”

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
Common stock equity award activity is as follows for the nine months ended September 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(years)	Value(1)
Outstanding at January 1, 2006	29,301,035	$18.90
Granted	4,360,860	10.81
Exercised	(1,273,516)	7.81		$4,350
Forfeited or expired	(3,564,639)	17.52

Outstanding at September 30, 2006	28,823,740	18.34	5.33	23,107

Vested or expected to vest at September 30, 2006	27,568,396	18.65	5.19	22,384

Exercisable at September 30, 2006	20,454,781	21.16	4.09	18,284

(1)	Aggregate intrinsic value represents only the value for those options in which the exercise price of the option is less than the market value of the Company’s stock on September 30, 2006, or for exercised options, the exercise date.
Nonvested Common Stock
Under the Plan, the Company issued 12,000 shares of nonvested common stock at a weighted-average grant date fair value of $10.96 per share during the second quarter of 2006. The Company incurred $132 and $379 of compensation expense for the three and nine months ended September 30, 2006, respectively, related to the nonvested stock awards.
A summary of the status of the Company’s nonvested common stock as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Nonvested common stock at January 1, 2006	110,000	$13.24
Granted	12,000	10.96
Vested	(17,000)	13.43
Forfeited	—	—

Nonvested common stock at September 30, 2006	105,000	12.96

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
The following table summarizes the classification of stock-based compensation expense related to employee stock options:

	Three months ended September 30,
	2006			2005
	Expense		Expense	Expense		Expense
	including		excluding	including		excluding
	stock option	Stock option	stock option	stock option	Stock option	stock option
	compensation	compensation	compensation	compensation	compensation	compensation
Costs and expenses:
Research and development	$52,261	$(3,807)	$48,454	$55,369	$—	$55,369
General and administrative	13,393	(2,600)	10,793	8,535	—	8,535

Total	$65,654	$(6,407)	$59,247	$63,904	$—	$63,904

	Nine months ended September 30,
	2006			2005
	Expense		Expense	Expense		Expense
	including		excluding	including		excluding
	stock option	Stock option	stock option	stock option	Stock option	stock option
	compensation	compensation	compensation	compensation	compensation	compensation
Costs and expenses:
Research and development	$160,714	$(12,631)	$148,083	$162,642	$—	$162,642
General and administrative	39,143	(7,665)	31,478	26,715	—	26,715
Lease termination charge	16,840	—	16,840	—	—	—

Total	$216,697	$(20,296)	$196,401	$189,357	$—	$189,357

For the three months ended September 30, 2006 and 2005, in conjunction with stock option exercises, the Company issued 864,062 and 191,965 shares of common stock, respectively. The Company received cash proceeds from the exercise of these stock options of approximately $6,690 and $1,830 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, in conjunction with stock option exercises, the Company issued 1,273,516 and 353,554 shares of common stock, respectively. The Company received cash proceeds from the exercise of these stock options of approximately $9,952 and $3,146 for the nine months ended September 30, 2006 and 2005, respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended September 30, 2005. The reported and pro forma net income and net income per share for the three and nine months ended September 30, 2006 are the same because stock-based compensation expense is calculated under the provisions of SFAS 123(R). The amounts for the three and nine months ended September 30, 2006 are included in the table below only to provide net loss and net loss per share for a comparative presentation to the period of the previous year.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss), as reported	$(60,832)	$(54,363)	$(184,229)	$(169,931)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(13,165)	—	(35,092)
Add: Stock-based compensation included in net income	—	65	—	65

Pro forma net income (loss)	$(60,832)	$(67,463)	$(184,229)	$(204,958)

Net income (loss) per share:

Basic and diluted — as reported	$(0.46)	$(0.42)	$(1.40)	$(1.30)
Basic and diluted — pro forma	$(0.46)	$(0.52)	$(1.40)	$(1.57)
For the three and nine months ended September 30, 2006 and 2005, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.
Stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the three and nine months ended September 30, 2006, and the effect of applying the fair value recognition provisions of SFAS No. 123 on the net loss and net loss per share for the three and nine months ended September 30, 2005 as stated above, is not necessarily representative of the level of stock-based compensation expense under SFAS 123(R) in future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
As of September 30, 2006, total compensation expense related to nonvested stock options not yet recognized was $44,149 which is expected to be recognized over the next 2.8 years on a weighted-average basis. There were nonvested stock options outstanding for 8,368,959 shares but not yet exercisable at September 30, 2006. The weighted average fair value of these shares underlying the nonvested stock options was $5.28 as of September 30, 2006.
The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was approximately $3,092 and $4,350 respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2005 was approximately $885 and $1,456 respectively. The total fair value of stock options which vested during the three and nine months ended September 30, 2006 was approximately $7,965 and $22,034, respectively. The weighted-average grant-date fair value of equity awards granted during the three and nine months ended September 30, 2006 was $4.55 and $4.91, respectively. The weighted-average fair value of the equity awards granted during the three and nine months ended September 30, 2006 was determined based on the Black-Scholes-Merton option-pricing model with the following assumptions:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Expected life	4.57 to 4.64 years	4.57 to 5.05 years
Interest rate	4.43 % to 4.86%	4.43 % to 5.06%
Volatility	44.7 % to 47.4%	38.0 % to 47.4%
Dividend yield	0%	0%
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
Employee Stock Purchase Plan
During the second quarter of 2000, the Company’s stockholders approved the establishment of an Employee Stock Purchase Plan registering 500,000 shares of $0.01 par value common stock as available to this plan. Under this plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan. The common stock is purchased under the plan at a discounted rate, currently at 15%, which results in this plan qualifying as compensatory. The first purchase period for the plan began January 1, 2001. During the second quarter of 2006, the Company issued 62,461 shares of common stock pursuant to this plan and recorded compensation cost of approximately $116. There was no purchase activity related to the Employee Stock Purchase Plan during the three months ended September 30, 2006. Common stock reserved for future employee purchase under the plan aggregated 81,225 and 143,686 as of September 30, 2006 and December 31, 2005, respectively. There are no other investment options for participants.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 3. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, marketable securities, long-term investments and cumulative foreign currency translation adjustment activity to be included in other comprehensive income.
During the three and nine months ended September 30, 2006 and 2005, total comprehensive income (loss) amounted to:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$(60,832)	$(54,363)	$(184,229)	$(169,931)

Net unrealized gains (losses):
Short-term investments and marketable securities	5,251	(2,386)	3,499	(5,897)
Long-term investments	41	1,842	6,737	(2,534)
Restricted investments	787	(1,005)	1,508	(1,754)
Foreign currency translation	(1)	(1)	10	(13)

Subtotal	6,078	(1,550)	11,754	(10,198)

Reclassification adjustments for (gains) losses realized in net loss	195	(882)	(14,209)	450

Total comprehensive income (loss)	$(54,559)	$(56,795)	$(186,684)	$(179,679)

The effect of income taxes on items in other comprehensive income is $ 0 for all periods presented.
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and nine months ended September 30, 2006 and 2005, and their respective net proceeds were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Realized gains	$17	$1,381	$14,850	$1,549

Realized losses	(212)	(499)	(641)	(1,999)

Net proceeds on sale of investments prior to maturity	93,576	120,505	288,131	338,361
During the second quarter of 2006, the Company sold a total of 988,387 shares of Cambridge Antibody Technology Ltd. (“CAT”), a long-term investment, for $24,127, and realized a gain of $14,759.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 4. Long-term Debt
During the second quarter of 2006, the Company entered into and closed under a purchase and sale agreement with BioMed Realty Trust, Inc. (“BioMed”) in connection with the Company’s Traville headquarters land and large-scale manufacturing (“LSM”) facility. BioMed paid the Company $225,000 for the headquarters land and the LSM facility and paid $200,000 to Wachovia Development Corporation (“WDC”), the owner of the Traville headquarters facility. Concurrent with this purchase and sale agreement, the Company entered into twenty-year leases expiring in 2026 with BioMed for the two facilities. Because the Company has retained a purchase option on the large-scale manufacturing facility and the developed land associated with the Traville facility, the Company has accounted for the sale and leaseback as a financing transaction and recorded the $225,000 received as long-term debt. In addition, $15,000 of the amount BioMed paid to WDC has been deemed payment of the Company’s residual value guarantee due to WDC, and accordingly, the Company has recorded this payment as long-term debt. Based upon an allocation of fair value, as discussed in Note 9, Facility Financing, the initial annual payment for the aggregate debt of approximately $240,000 is approximately $22,847. Aggregate debt payments, including interest, over the twenty-year period are approximately $555,113, including an annual lease escalation of 2%.
Interest expense associated with this debt is being calculated at approximately 11%, which approximates the Company’s incremental borrowing rate at the time of the agreement. For the first ten years of the lease terms, the debt payments are less than the amount of calculated interest expense, which will result in an increase in the debt balance during this period. Accordingly, the Company has classified the full amount of this debt as long-term debt as of September 30, 2006. At the end of the twenty-year leases, the Company estimates it will record a gain on the extinguishment of debt of approximately $98,950, net of the remaining book value of assets financed through this debt.
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
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 5. Commitments and Other Matters (continued)
Under the now-terminated WDC lease, the Company had been required to restrict investments equal to 102% of the full amount of the $200,000 financed project cost for the Traville lease, or $204,000. As of May 2006, the Company ceased to have restricted investments with respect to the WDC lease. For the BioMed leases, the Company is required to maintain restricted investments of at least $46,000, or $39,500 if in the form of cash, in order to satisfy the security deposit requirements of these leases. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and manufacturing facility leases. The Company’s restricted investments were $60,446 and $220,171 as of September 30, 2006 and December 31, 2005, respectively.
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
During the second quarter of 2006, the Company finalized plans to exit from a laboratory facility (the “Quality Building”) during the fourth quarter of 2006 or early 2007. The Company has a remaining lease obligation of approximately $22,436 for 2007 through 2021. In addition, the Company has leasehold improvements having a net book value of approximately $1,069 as of September 30, 2006. Subsequent to September 30, 2006, the Company entered into a sublease of this facility with another tenant, subject to landlord approval. See Note 13, Subsequent Event, for additional discussion.
In connection with a transaction with TriGenesys, Inc. (now named CoGenesys, Inc. (“CoGenesys”)) the Company assigned the lease for its 9410 Key West Avenue facility to CoGenesys, which expires in 2008. However, the Company remains contingently liable for the rent for this facility. The remaining lease obligation is approximately $2,038 as of September 30, 2006. In addition, the Company is still the primary lessee for certain equipment acquired under an equipment financing, but being used by CoGenesys and reimbursed by CoGenesys to the Company. For this leased equipment, the Company has a remaining lease obligation of approximately $1,241 as well as a possible buy-out obligation of approximately $681 as of September 30, 2006. See Note 8, CoGenesys, for additional discussion.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 5. Commitments and Other Matters (continued)
The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2026. The leases contain various renewal and cancellation options. Minimum annual rentals for the three months ending December 31, 2006 and the calendar years ending December 31, 2007 through 2012 and thereafter, are as follows.

	Operating	Capital
	Leases	Lease
Three months ending December 31, 2006	$7,560	$51
2007	30,299	204
2008	28,637	204
2009	30,686	153
2010	23,098
2011	23,486
2012 and thereafter	348,915

	$492,681	612

Less: imputed interest		(79)

Present value of minimum lease payments		533
Less: current portion		(162)

Long-term portion of minimum lease payments		$371

Note 6. Charge for Restructuring
During the first quarter of 2004, the Company announced plans to sharpen its focus on its most promising drug candidates and reduced staff, streamlined operations and consolidated facilities. See Note 5, Commitments and Other Matters, for discussion of other consolidation plans. The Company may continue to evaluate other facility consolidation alternatives during 2006 or later.
The Company had a lease agreement for a research facility located at 9800 Medical Center Drive, near the Company’s Traville facility in Rockville, Maryland (the “9800 MCD lease”). In December 2004, the Company exited its seven-year lease associated with this facility. The Company’s exit accrual for this facility was $2,528 and $5,937 as of September 30, 2006 and December 31, 2005, respectively. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis.
The following table summarizes the activity related to the liability for restructuring costs as of September 30, 2006:

		Former CEO
	Severance	Related
	and	Benefits	Facilities
	Benefits	Charges	Related	Total
Balance as of January 1, 2006	$20	$442	$5,937	$6,399
Cash paid	—	(380)	(3,409)	(3,789)

Balance as of September 30, 2006	$20	$62	$2,528	$2,610

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 6. Charge for Restructuring (continued)
The liability for restructuring costs of $2,610 and $6,399 as of September 30, 2006 and December 31, 2005, respectively, is reflected within accounts payable and accrued expenses on the consolidated balance sheets.
Note 7. Fair Value of Financial Instruments
The carrying values of investments in the consolidated balance sheets at September 30, 2006 and December 31, 2005 approximate their respective fair values. Except for the Company’s investment in CoGenesys, the carrying value of the Company’s investments is based on quoted market prices, which approximates fair value. Because CoGenesys is a privately-held entity, the Company is unable to obtain a quoted market price with respect to this investment, and such investment is accordingly carried at its historic cost of $14,818, equal to its initial fair value as of June 2006. The Company reviews the carrying value of the CoGenesys investment on a periodic basis for indicators of impairment, and adjusts the value accordingly.
The carrying value of all of the Company’s long-term debt was $750,860 as of September 30, 2006 and $513,120 as of December 31, 2005, including convertible debt of $510,000 and $513,120 as of September 30, 2006 and December 31, 2005, respectively. The fair value of the Company’s convertible debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt increased to approximately $498,100 as of September 30, 2006 from $407,800 as of December 31, 2005. The fair value of the Company’s non-convertible debt is based on the fair value of the consideration received. This non-convertible debt is related to the 2006 purchase and sale agreement with BioMed for the Company’s Traville land and LSM facilities. Both the carrying and fair market value for this debt is approximately $241,000 as of September 30, 2006. See Note 9, Facility Financing, for additional discussion.
Note 8. CoGenesys
During the second quarter of 2006, the Company completed the sale of assets and a license agreement to TriGenesys, Inc, (“TriGenesys”) in which TriGenesys acquired various assets, rights and interests used by the Company’s former CoGenesys division. Upon the closing of the transaction, TriGenesys legally changed its name to CoGenesys, Inc.
As consideration for the assets conveyed, liabilities assumed and intellectual property licensed, the Company obtained equity in CoGenesys valued at $10,000 and additional equity valued at $4,818 as reimbursement for CoGenesys division expenditures paid by the Company during the five months ended May 31, 2006. The Company received preferred stock, representing approximately a 14% equity interest (13% on a fully-diluted basis) in CoGenesys. The value per share assigned to this investment was equal to the value per share simultaneously obtained by CoGenesys through external funding. The Company transferred assets having a net book value of approximately $3,032 and valued the intellectual property license at approximately $7,575. The Company entered into a three-year manufacturing services agreement with CoGenesys and is amortizing the license revenue ratably over this three-year period. The Company recorded the CoGenesys cost reimbursement of $4,818 as a reduction of research and development expenses for the nine months ended September 30, 2006.
Approximately 70 employees in the Company’s former CoGenesys division became employees of CoGenesys on the date of this transaction.
See Note 11, Collaboration Agreements, License Agreement and U.S. Government Contract Agreement, for additional discussion of the CoGenesys license agreement.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
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
With respect to the Traville facility, the Company exercised its option under its lease with WDC to elect to acquire the Traville facility for a fixed price of $200,000 at any time and the Company assigned that option to BioMed Realty, LP, a wholly-owned BioMed subsidiary. BioMed paid WDC $200,000 to purchase the Traville facility, at which time WDC terminated its lease with the Company, including its residual value guarantee and released the Company’s restricted investments of approximately $204,500 that served as collateral under the lease. The Company recorded a lease termination expense of $15,000, which represents the difference between the $200,000 amount BioMed paid to WDC and the facility’s appraised fair value of $185,000. This expense, along with transaction costs of approximately $1,840, is reflected as a lease termination charge of $16,840 in the Consolidated Statement of Operations for the nine months ended September 30, 2006.
In addition, the Company sold the land associated with the Traville facility along with the adjoining undeveloped land on the site. However, because the Company has a purchase option with respect to the Traville facility and the developed land under this facility, the Company recorded the land component of the transaction as a financing transaction and recorded debt of approximately $31,093, representing the allocated fair value of the consideration received.
With respect to the LSM facility, the Company sold the facility and land to BioMed. However, because the Company has a purchase option with respect to the LSM facility, the Company recorded this sale as a financing transaction and recorded debt of approximately $193,907, representing the allocated fair value of the consideration received. The Company retained ownership of approximately $39,000 in equipment located at the facility that is required to be kept in place during the lease term or upon any expiration, termination or default.
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
See Note 4, Long-term Debt and Note 5, Commitments and Other Matters, for additional discussion.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 10. Related Parties
The Company’s equity investments in CoGenesys and Corautus Genetics Inc. (“Corautus”) make them related parties of the Company. For the three and nine months ended September 30, 2006, the Company recognized revenue of $870 and $1,080, respectively, under the 2006 license agreement and manufacturing services agreement with CoGenesys. For the nine months ended September 30, 2006, the Company recorded a reduction of research and development expenses of $4,818 in connection with the CoGenesys asset purchase agreement. All such reduction was recorded during the second quarter of 2006.
Effective with the sale of the Company’s remaining investment in Cambridge Antibody Technology Ltd. (“CAT”) during the second quarter of 2006, CAT is no longer a related party. While deemed a related party, the Company expensed $0 and $600, respectively, for the three and nine months ended September 30, 2006 for support costs paid to CAT in connection with a collaboration agreement. For the three and nine months ended September 30, 2005, such related party expenses amounted to $300 and $900, respectively.
Effective with the sale of the Company’s investment in Transgene, S.A. (“Transgene”) in 2005, Transgene is no longer a related party. While deemed a related party, the Company recognized revenue of $642 and $1,926 for the three and nine months ended September 30, 2005, respectively, under a 1998 collaboration agreement with Transgene. The Company had no other material related party transactions in these periods.
The Company did not have any transactions with Corautus for the three and nine months ended September 30, 2006 and 2005.
Note 11. Collaboration Agreements, License Agreement and U.S. Government Agreement
Collaboration Agreement with Novartis
During the second quarter of 2006, the Company entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the development and commercialization of AlbuferonTM. Under the agreement, the Company and Novartis will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay the Company a royalty on those sales. The Company is entitled to receive milestones aggregating approximately $507,500, including a non-refundable up-front license fee. The Company and Novartis will share equally in clinical development costs. The Company is recognizing the up-front license fee of $45,000 over the clinical development period, estimated to be approximately four years ending in 2010. The Company recognized revenue of $2,596 and $3,462 relating to this up-front fee for the three and nine months ended September 30, 2006, respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 11. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
Collaboration Agreement with GSK
During the third quarter of 2006, the Company entered into a license agreement with GlaxoSmithKline (“GSK”) for the development and commercialization of LymphoStat-B™ arising from an option GSK exercised in 2005. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK will share equally in Phase 3 and 4 development costs, sales and marketing expenses and profits of any product commercialized under the agreement. In consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during the three months ended September 30, 2006. The Company is recognizing this payment in revenue over the clinical development period, estimated to be approximately four years ending in 2010. The Company recognized revenue of $1,090 relating to this payment for the three and nine months ended September 30, 2006.
License Agreement with CoGenesys
The Company’s 2006 license agreement with CoGenesys provides the Company with various milestone and royalty rights on certain CoGenesys products, the option to reestablish development rights to certain licensed products and the option to have CoGenesys conduct certain drug development activities on the Company’s behalf. CoGenesys can obtain additional product rights by extending the initial seven-year research term upon the payment of additional consideration. For the three and nine months ended September 30, 2006, the Company recognized license revenue of $631 and $842, respectively, which represents related party activity.
Collaboration reimbursements
Our research and development expenses for the three and nine months ended September 30, 2006 are net of $11,115 and $13,709, respectively, of costs reimbursed by Novartis and GSK, and $4,818 of costs incurred during the six months ended June 30, 2006 and reimbursed by CoGenesys in the form of equity in the new company.
U.S. Government Agreement
In 2005, the Company entered into a two-phase contract to supply ABthrax™, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, the Company supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. In the second quarter of 2006, the U.S. Government exercised its option, under the second phase of the contract, to purchase 20,001 treatment courses of ABthrax (raxibacumab) for the Strategic National Stockpile. Revenue of $308 was recognized for both the three and nine months ended September 30, 2006, related to the completion of in vitro and in vivo testing under the first phase of the contract. Along with the cost to manufacture these 20,001 therapeutic courses, the Company will be conducting several animal and human studies as part of this contract. The U.S. Government is only required to pay the Company for this work or to purchase ABthrax if the Company meets the product requirements associated with this contract.
Note 12. Other Receivables
Other receivables of $13,875 as of September 30, 2006 consist primarily of cost sharing expenses due from Novartis and GSK in connection with the Company’s collaboration agreements with these companies.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2006
(dollars in thousands, except per share data)
Note 13. Subsequent Event
During October 2006, the Company entered into an agreement to sublease one of the Company’s laboratory facilities, the Quality Building, to a third party. The terms of the sublease include an initial term of six years, and option periods exercisable by the subtenant to extend the sublease through the remainder of the Company’s lease term. The Company believes it is reasonably likely the tenant will exercise those options, and in the event that this did not occur, the Company would seek a replacement tenant. As a result, the Company believes that its utilization plans for the facility and sublease agreement with extensions for the remainder of the lease term constitutes an effective termination under SFAS No. 146 “Accounting for Costs Associated with Exit Or Disposal Activities”. The completion of the transaction is subject to landlord approval. During the fourth quarter of 2006 or early 2007, the Company expects to record a charge between $1,000 to $3,500 related to the sublease, reflecting the present value of its net remaining lease obligation, the write-off of leasehold improvements and other exit costs to be incurred.
Note 14. Recent Accounting Pronouncement
In June 2006, the Financial Accounting Standards Board issued Interpretation 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“Interpretation 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition and is effective for periods beginning after December 31, 2006. As discussed in the Company’s 2005 Annual Report on Form 10-K, the Company has substantial net operating loss carryforwards that are fully reserved and that are available to reduce its future taxable income. As a result, the Company does not believe that the adoption of Interpretation 48 will have a material effect on the Company’s results of operations, financial condition or liquidity.
Note 15. Reclassifications
Certain prior period balances have been reclassified to conform to the 2006 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005
Overview
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
     We have developed and continue to enhance the resources necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company. We have expanded our manufacturing facilities to allow us to produce larger quantities of therapeutic protein and antibody drugs for clinical development. We have completed construction and validation of a large-scale manufacturing facility to increase our capacity for therapeutic protein and antibody drug production. We placed the facility, which we recently sold and leased back under a long-term lease, into operational service in the third quarter of 2006. We are strengthening our commercial staff, and our intent is to add marketing and sales staff as needed as our products approach commercialization.
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
     We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements. In the third quarter of 2005, GlaxoSmithKline (“GSK”) exercised its option to co-develop and co-commercialize two of our products, LymphoStat-B and HGS-ETR1. In accordance with a co-development and co-commercialization agreement signed during the third quarter of 2006 related to LymphoStat-B, we and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We received a $24.0 million payment during the third quarter of 2006 as partial consideration for entering into this agreement with respect to LymphoStat-B and are recognizing this payment as revenue ratably over the estimated development period of approximately four years ending in 2010. The terms of our agreement with respect to HGS-ETR1 are to be negotiated by the parties.
     During the second quarter of 2006, we entered into a collaboration agreement with Novartis International Pharmaceutical, Ltd. (“Novartis”). Under this agreement, Novartis will co-develop and co-commercialize Albuferon™ and share equally in development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement and are recognizing this payment as revenue ratably over the estimated development period of approximately four years ending in 2010. Including this up-front fee, we are entitled to payments aggregating $507.5 million upon the successful attainment of certain milestones. We may not receive any future payments and may not be able to enter into additional collaboration agreements.

Overview (continued)
     We have entered into a two-phase contract to supply ABthraxTM, a human monoclonal antibody developed for use in the treatment of anthrax disease, with the U.S. Government. Under the first phase of the contract, we have supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. In the second quarter of 2006, under the second phase of the contract, the U.S. Government exercised its option to purchase 20,001 treatment courses of ABthrax for the Strategic National Stockpile. We have begun manufacturing and continue to work towards FDA approval of ABthrax. We do not know whether we will be able to obtain the necessary regulatory approval for this product and deliver the order to the U.S. Government.
     During the second quarter of 2006, we completed a purchase and sale agreement with BioMed Realty Trust, Inc. (“BioMed”) relating to our Traville headquarters (“Traville”) and Large-Scale Manufacturing (“LSM”) facility. We received $225.0 million for the Traville land and LSM facility. We exercised our right under our lease for the Traville facility to cause the sale of the Traville facility to BioMed. This transaction released restricted investments with a market value of approximately $204.5 million that served as collateral under our prior lease. We entered into twenty-year lease agreements with BioMed for the Traville and LSM facilities, which require us to maintain restricted investments of approximately $46.0 million, or $39.5 million if in the form of cash.
     During the second quarter of 2006, we also completed the sale of assets of our CoGenesys division to TriGenesys Inc. (now named CoGenesys, Inc. (“CoGenesys”)) and entered into a license agreement for certain related intellectual property. We incurred expenses of approximately $7.7 million on behalf of the CoGenesys division in the period from January 1, 2006 through the date of sale, of which $4.8 million was reimbursed in the form of equity in CoGenesys. In exchange for the assets, assumption of certain liabilities, intellectual property, and reimbursement of expenditures, we received approximately a 14% equity interest (13% on a fully-diluted basis) in CoGenesys.
     We expect that any significant revenue or income for at least the next several years may be limited to investment income, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK and Novartis, payments from the sale of product rights, and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials required for the development of antibody and protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or new agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
     We have recorded stock-based employee compensation of $6.4 million and $20.3 million for the three and nine months ended September 30, 2006, respectively, related to our employee stock incentive and employee stock purchase plans. Prior to January 1, 2006, we accounted for those plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (”SFAS 123(R)”), using the modified-prospective method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The total compensation cost related to nonvested awards not yet recognized amounted to $44.1 million at September 30, 2006, and is expected to vest over approximately 2.8 years.

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
     In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”). FSP FAS 115-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115 and non-marketable equity securities accounted for under the cost method. We adopted this guidance effective January 1, 2006. FSP FAS 115-1 provides a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. Other-than-temporary losses on short-term investments and marketable securities would be expensed rather than included in stockholders’ equity. For those unrestricted investments not scheduled to mature within one year and not needed for current operations, we have classified these investments as non-current marketable securities. We believe we have the ability to hold our temporarily impaired securities until their market values recover, which may be maturity. The adoption of FSP FAS 115-1 did not have a material effect on our results of operations, financial condition or liquidity.

Critical Accounting Policies and the Use of Estimates (continued)
     Stock Compensation. We have a stock incentive plan under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. Prior to 2006, we accounted for grants to employees in accordance with the provisions of APB No. 25. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted with an exercise price no less than the quoted market value of our common stock at the date of grant, we recognized no stock compensation expense at the time of the grant in accordance with APB No. 25. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation.
     SFAS 123(R) superseded APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In accordance with SFAS 123(R), we began recording compensation expense for all option awards beginning January 1, 2006 under the modified prospective method. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We use the Black-Scholes-Merton model to estimate the fair value of our option grants. The fair value calculated by this model is a function of several factors, including exercise price, the risk-free interest rate, the estimated term of the option and the estimated future volatility of our common stock. In the event any of these specific inputs increases from 2005 levels, the fair value of new stock options on a per share basis will increase. We do not currently pay a dividend, which is another input to the Black-Scholes-Merton model. If we were to begin paying a dividend, this would have a reducing effect on the fair value of a new stock option on a per share basis. The estimated term and estimated future volatility of the option require our judgment. The aggregate stock option expense to be recognized in the fourth quarter of 2006 and future years is a function of the fair value associated with the vesting of existing grants as well as the new grants. This aggregate option expense may increase or decrease depending upon the quantity of options vesting and their relative fair value, net of option cancellations. The adoption of SFAS 123(R) did have an adverse effect on our results of operations, but did not affect our financial condition or liquidity.
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

Critical Accounting Policies and the Use of Estimates (continued)
     Our up-front license fee with Novartis in connection with our Albuferon product is being recognized ratably over an estimated four-year clinical development period. To the extent we achieve the clinical development milestones set forth in the Novartis agreement, these will be recognized ratably over the remaining estimated clinical development period from the date of attainment. Our up-front license fee with GSK in connection with our Albugon product (“GSK716155”) is being recognized ratably over the estimated seven-year clinical development period. Our up-front license fee with GSK in connection with our LymphoStat-B product is being recognized ratably over the estimated four-year clinical development period. Our revenues with Transgene, S.A. (“Transgene”) are being recognized on a straight-line basis over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. Our revenues with CoGenesys, as they relate to the intellectual property license, are being recognized on a straight-line basis over the three-year period covered by the manufacturing services agreement. Our other revenues in 2006 and 2005 have been recognized in full upon receipt, as we have no continuing obligation. To date, revenue associated with milestones has been recognized upon achievement of the milestones, as defined in the applicable agreement.
Results of Operations
     Revenues. Revenues were $6.7 million and $15.7 million for the three and nine months ended September 30, 2006, respectively, compared to revenues of $5.9 million and $9.8 million for the three and nine months ended September 30, 2005. Revenues for the three months ended September 30, 2006 primarily included $2.6 million recognized from the Novartis agreement, $1.1 million recognized from the GSK LymphoStat-B agreement, a $1.0 million milestone payment recognized from GSK related to a product under GSK development, $0.9 million recognized from CoGenesys, a related party, and $0.6 million recognized from Transgene. Revenues for the three months ended September 30, 2005 primarily included two milestones recognized under the GSK716155 (formerly known as Albugon) agreement totaling $5.0 million, as well as $0.6 million in revenue recognized from Transgene. Revenues for the nine months ended September 30, 2006 primarily represent revenue recognized from the GSK716155 agreement amounting to $6.6 million, revenue recognized from Novartis of $3.5 million, revenue recognized from Transgene of $1.9 million, revenue recognized from CoGenesys, a related party, of $1.1 million, revenue recognized from GSK related to a product under GSK development of $1.0 million and revenue recognized from the U.S. Government of $0.3 million. Revenues for the nine months ended September 30, 2005 primarily represent revenue recognized from GSK and Transgene of $7.6 million and $1.9 million, respectively. Effective with the sale of our investment in Transgene, S.A. (“Transgene”) in 2005, Transgene is no longer a related party. For the three months and nine months ended September 30, 2005, revenue from Transgene is considered to be related party revenue.
     Expenses. Research and development expenses were $52.3 million for the three months ended September 30, 2006 compared to $55.4 million for the three months ended September 30, 2005. Research and development expenses were $160.7 million for the nine months ended September 30, 2006 compared to $162.6 million for the nine months ended September 30, 2005. Research and development expenses included stock-based compensation expense of $3.8 million and $12.6 million for the three and nine months ended September 30, 2006, respectively. Our research and development expenses for the three and nine months ended September 30, 2006 are net of $11.1 million and $13.7 million respectively, of costs reimbursed by Novartis and GSK, and $4.8 million of costs incurred during the six months ended June 30, 2006 and reimbursed by CoGenesys in the form of equity in the new company.
     We track our research and development expenditures by type of cost incurred – research, pharmaceutical operations, manufacturing and clinical development costs.

Results of Operations (continued)
     Our research costs decreased to $3.3 million for the three months ended September 30, 2006 from $8.9 million for the three months ended September 30, 2005. This decrease is primarily due to reduced research activities arising from the sale of the CoGenesys division in the second quarter of 2006. Research costs decreased to $16.3 million for the nine months ended September 30, 2006 from $23.7 million for the nine months ended September 30, 2005. This decrease is also due to reduced research activities arising from the sale of the CoGenesys division in the second quarter of 2006 and the cost reimbursement of $4.8 million for CoGenesys’ research expenses incurred from January through May 2006. The reduction in research expenses was partially offset by $1.3 million of stock-based compensation expense recognized for the nine months ended September 30, 2006. Our research costs for the three and nine months ended September 30, 2006, are net of $0.6 million and $0.7 million of cost recoveries, respectively, from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our pharmaceutical operations costs, where we focus on improving formulation, process development and production methods, decreased to $7.9 million for the three months ended September 30, 2006 from $8.9 million for the three months ended September 30, 2005. Reduced process development activities for HGS-ETR2, LymphoStat-B and HGS-ETR1 were partially offset by increased activity for ABthrax and Albuferon and $0.5 million of stock-based compensation expense recognized for the three months ended September 30, 2006. Pharmaceutical operations costs decreased to $26.1 million for the nine months ended September 30, 2006 from $27.7 million for the nine months ended September 30, 2005. Reduced process development activities for HGS-ETR2, LymphoStat-B and HGS-ETR1 were partially offset by increased activity for ABthrax and Albuferon and $1.6 million of stock-based compensation expense recognized for the nine months ended September 30, 2006. Pharmaceutical operations costs for the three and nine months ended September 30, 2006 are net of $1.3 million and $1.5 million of cost recoveries, respectively, from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our manufacturing costs increased to $25.9 million for the three months ended September 30, 2006 from $17.8 million for the three months ended September 30, 2005. This increase is primarily due to increased production activities for ABthrax, Albuferon and LymphoStat-B along with depreciation associated with placing our large-scale manufacturing facility (“LSM”) in service during the third quarter of 2006 and $0.9 million in stock-based compensation expense recognized for the three months ended September 30, 2006, partially offset by decreased costs related to Albugon and HGS-ETR2. Manufacturing costs increased to $65.8 million for the nine months ended September 30, 2006 from $48.7 million for the nine months ended September 30, 2005. This increase is also primarily due to increased production activities for LymphoStat-B, Albuferon and ABthrax, along with costs associated with the LSM facility and $2.8 million in stock-based compensation expense recognized for the nine months ended September 30, 2006, partially offset by decreased costs related to HGS-ETR2, Albugon and HGS-ETR1. Our manufacturing costs for both the three and nine months ended September 30, 2006 are net of $3.0 million of cost recoveries from Novartis under cost sharing provisions in our collaboration agreement.
     Our clinical development costs decreased to $15.1 million for the three months ended September 30, 2006 from $19.8 million for the three months ended September 30, 2005. The decrease is primarily due to a decline in trial activity for the LymphoStat-B and Albuferon Phase 2 studies, offset by stock-based compensation expense of $1.8 million recognized for the three months ended September 30, 2006. Clinical development costs decreased to $52.4 million for the nine months ended September 30, 2006 from $62.5 million for the nine months ended September 30, 2005. This decrease is primarily due to a decline in Phase 2 trial activity for the LymphoStat-B and Albuferon studies and HGS-ETR1, partially offset by stock-based compensation expense of $5.4 million recognized for the nine months ended September 30, 2006.

Results of Operations (continued)
     Our clinical development expenses are net of costs reimbursed by Novartis and GSK amounting to $6.2 million and $8.4 million for the three and nine months ended September 30, 2006, respectively. We expect that clinical development expenditures will increase in the future as we initiate Phase 3 trials. However, the reported level of these and other development expenditures will be lower than they would otherwise be, as a result of the cost sharing provisions within the GSK and Novartis agreements. While we anticipate performing or sponsoring the majority of the activities, and therefore would be entitled to cost sharing reimbursement from GSK or Novartis, some of these expenditures may be paid directly by GSK or Novartis. In either case, the cost sharing provisions generally provide for equal sharing of costs on an overall basis, which means that we would either be reimbursed or need to reimburse GSK or Novartis in order to reach cost equality.
     General and administrative expenses increased to $13.4 million for the three months ended September 30, 2006 compared to $8.5 million for the three months ended September 30, 2005. This increase is primarily due to stock-based compensation expense of $2.6 million along with increased facility, legal and other expenses. General and administrative expenses increased to $39.1 million for the nine months ended September 30, 2006 compared to $26.7 million for the nine months ended September 30, 2005. This increase is also primarily due to stock-based compensation expense of $7.7 million along with increased facility, legal, compensation and other expenses.
     We expect our facility costs to increase on an annualized basis by approximately $6.8 million, before rent escalations, over pre-BioMed levels as a result of the higher rent expense under the BioMed lease for the Traville facility.
     Lease termination charges were incurred in the second quarter of 2006, when we entered into a purchase and sale agreement with BioMed and sold or caused to be sold our headquarters and LSM, and concurrently entered into long-term lease agreements with BioMed for the two facilities. We recorded a facility financing charge of approximately $16.8 million associated with this transaction, which included a $15.0 million non-cash lease termination charge related to the prior headquarters lease.
     Investment income increased to $8.0 million for the three months ended September 30, 2006 from $7.6 million for the three months ended September 30, 2005. Investment income decreased to $18.8 million for the nine months ended September 30, 2006 from $20.0 million for the nine months ended September 30, 2005. The increase is investment income for the three months ended September 30, 2006 was primarily the result of an increased yield due to rising average interest rates of the securities in our portfolio. The decrease in investment income for the nine months ended September 30, 2006 is primarily the result of lower average cash and short-term investment balances for the nine-month period, partially offset by an increased yield due to rising average interest rates of the securities in our portfolio. Investment income also includes net realized gains and losses on our short-term, marketable securities and restricted investments. Within investment income, we recorded net realized losses of $0.2 million for the three months ended September 30, 2006 as compared to net realized gains of $0.9 million for the three months ended September 30, 2005. We recorded net realized losses of $0.6 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively. This net realized loss excludes the gain on the sale of our equity investment in Cambridge Antibody Technology, Ltd. (“CAT”).
     Interest expense increased to $9.8 million for the three months ended September 30, 2006 compared to $3.1 million for the three months ended September 30, 2005, primarily due to interest expense on the debt associated with the sale and leaseback of the LSM facility to BioMed. We sold the LSM facility to BioMed during the second quarter of 2006 in a sale-leaseback transaction that was recorded as a financing transaction for accounting purposes, resulting in additional debt being recorded at the time of sale. Interest expense increased to $16.9 million for the nine months ended September 30, 2006 from $9.5 million for the nine months ended September 30, 2005, also primarily as a result of the interest expense associated with the sale-leaseback of the LSM facility as described above.

Results of Operations (continued)
     No interest expense was capitalized during the three months ended September 30, 2006, as we placed the LSM in service and ceased capitalization of interest effective the third quarter of 2006. For the three months ended September 30, 2005, interest expense is net of interest capitalized of $1.5 million. Interest expense for the nine months ended September 30, 2006 and 2005 is net of interest capitalized of $2.5 million and $4.4 million respectively, in connection with the construction of our LSM facility. We expect our interest expense to increase on an annualized basis by approximately $26.0 million over pre-BioMed levels as a result of the additional debt associated with the sale and leaseback transaction as described above.
     Our gain on sale of investment of $14.8 million for the nine months ended September 30, 2006 relates to the sale of our remaining equity interest in CAT, a long-term investment, for net proceeds of $24.1 million and a cost basis of $9.3 million.
     Net Income (Loss). We recorded a net loss of $60.8 million, or $0.46 per share, for the three months ended September 30, 2006 compared to a net loss of $54.4 million, or $0.42 per share, for the three months ended September 30, 2005. The increased loss for the three months ended September 30, 2006 is primarily due to the recognition of stock-based compensation expense related to employee stock options of $6.4 million or $0.05 per share, which arose in connection with the adoption of SFAS 123(R) effective January 1, 2006, increased interest expense of $6.3 million, or $0.05 per share, arising primarily from the debt associated with the BioMed transaction, partially offset by collaboration cost sharing and decreased research and development activities arising from the sale of our CoGenesys division.
     We recorded a net loss of $184.2 million, or $1.40 per share, for the nine months ended September 30, 2006 compared to a net loss of $169.9 million, or $1.30 per share, for the nine months ended September 30, 2005. The increased loss for the nine months ended September 30, 2006 is primarily due to the recognition of $20.3 million, or $0.15 per share, of stock-based compensation expense related to employee stock options, which arose in connection with the adoption of SFAS 123(R) effective January 1, 2006, lease termination charges of $16.8 million, or $0.13 per share, and increased interest expense of $8.9 million, or $0.07 per share, arising primarily from the debt associated with the BioMed transaction, partially offset by the $14.8 million, or $0.11 per share, gain from the sale of our investment in CAT and decreased research and development activities arising from the sale of our CoGenesys division.
     As a result of adopting Statement 123(R) on January 1, 2006, our net income for the three months ended September 30, 2006, is approximately $6.4 million, or $0.05 per share, lower than if we had continued to account for stock-based compensation under APB No. 25. For the three months ended September 30, 2005, if we had accounted for employee stock options under the recognition provisions of SFAS 123, we would have recognized approximately $13.2 million, or $0.10 per share, of additional expense. As a result of adopting SFAS 123(R) on January 1, 2006, our net income for the nine months ended September 30, 2006, is approximately $20.3 million, or $0.15 per share, lower than if we had continued to account for stock-based compensation under APB No. 25. For the nine months ended September 30, 2005, if we had accounted for employee stock options under the recognition provisions of SFAS 123, we would have recognized approximately $35.1 million, or $0.27 per share, of additional expense.

Liquidity and Capital Resources
     We had working capital of $320.4 million and $128.9 million at September 30, 2006 and December 31, 2005, respectively. The increase in our working capital for the nine months ended September 30, 2006 is primarily due to the sale of our LSM facility, release of restricted investments related to the termination of our former Traville facility lease, and receipt of license fees from Novartis and GSK, partially offset by our net loss and new collateral required under our BioMed leases.
     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on manufacturing and clinical trials required for the development of our active product candidates. We may continue to improve our working capital position during the remainder of 2006 through the receipt of collaboration fees, collaboration cost reimbursement or financing activities. In the event our working capital needs for the fourth quarter of 2006 or the year ending December 31, 2007 exceed our available working capital, after these or other initiatives, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. We evaluate our working capital position on a continual basis.
     The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We have several Phase 1 and Phase 2 trials underway and expect to initiate additional trials, including Phase 3 trials in the near future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase 1, Phase 2 and Phase 3 trials could span one year, one to two years and two to four years, respectively. Some trials may take considerably longer to complete.
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

Liquidity and Capital Resources (continued)
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		CLINICAL TRIAL STATUS AS
		OF SEPTEMBER 30, (2)
PRODUCT
CANDIDATE (1)	INDICATION	2006	2005
Albuferon	Hepatitis C	Phase 2 (3)	Phase 2
LymphoStat-B	Systemic Lupus Erythematosus	Phase 2 (4)	Phase 2
LymphoStat-B	Rheumatoid Arthritis	Phase 2 (5)	Phase 2
HGS-ETR1	Cancer	Phase 2	Phase 2
HGS-ETR2	Cancer	Phase 1	Phase 1
HGS-TR2J	Cancer	Phase 1	Phase 1
CCR5 mAb	HIV	(6)	Phase 1
ABthrax	Anthrax	(7)	(7)

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Phase 2 trials continuing; Phase 3 implementation underway.

(4)	Initial Phase 2 trial completed; extension safety study ongoing; Phase 3 implementation underway.

(5)	Initial Phase 2 trial completed; extension safety study ongoing.

(6)	Initial Phase 1 trial completed; further development under review.

(7)	As of September 30, 2006, the U.S. Government had executed the second phase of the contract placing an order for 20,001 doses of ABthrax. In addition, clinical development and manufacturing activities were underway. As of September 30, 2005, only the first phase of the contract (comparative testing) had been executed.
     Our clinical trial status as of December 31, 2005, 2004 and 2003 is contained in our 2005 Annual Report on Form 10-K. Our clinical trial status as of March 31, 2006 and 2005 is contained in our March 31, 2006 Quarterly Report on Form 10-Q. Our clinical trial status as of June 30, 2006 and 2005 is contained in our June 30, 2006 Quarterly Report on Form 10-Q.
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

Liquidity and Capital Resources (continued)
     Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in June 2006 with Novartis to co-develop and co-commercialize Albuferon. Under this agreement, we will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We are entitled to receive milestones aggregating approximately $507.5 million, including a non-refundable up-front license fee of $45.0 million, which we received in the second quarter of 2006. We and Novartis will share equally in clinical development costs. In August 2006, we entered into a licensing agreement with GSK with respect to LymphoStat-B and received a payment of $24.0 million. We and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized.
     We have other collaborators who have sole responsibility for product development. For example, GSK is developing other products under separate agreements as part of our overall relationship with them. We have no control over the progress of GSK’s development plans. While we have recorded $6.0 million in revenue from GSK in connection with a development milestone met by GSK during 2006 relating to our 2004 agreement with GSK for GSK716155, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments under these agreements. We cannot forecast with any degree of certainty what impact GSK’s decision to jointly develop and commercialize HGS-ETR1 will have on our development costs, in part because a joint development agreement must first be concluded. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.
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
     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. In this regard, during 2006 we entered into a real estate financing transaction that raised net proceeds of approximately $220.0 million and released restricted investments of approximately $160.0 million. In addition, we refinanced approximately $230.0 million of our convertible subordinated debt during 2005. We may undertake other financings and may further repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.
     We have certain contractual obligations, which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets. See “Off-Balance Sheet Arrangements” for further discussion of our new Traville headquarters lease with BioMed. Debt associated with the sale and accompanying leaseback of our LSM facility to BioMed in the second quarter of 2006, is recorded on our September 30, 2006 balance sheet. Under the LSM lease, we have an option to purchase the property between 2006 and 2010 at prices ranging between approximately $230.0 million and $269.5 million, depending upon when we exercise this option.

Liquidity and Capital Resources (continued)
     Our contractual obligations as of September 30, 2006 are summarized as follows:

	Payments Due by Period
	(dollars in millions)
		One year	Two to	Four to	After
Contractual Obligations	Total	or less	three years	five years	five years
Long-term debt – convertible notes (1)	$575.7	$11.5	$23.0	$23.0	$518.2
Long-term debt – BioMed (2)	547.5	23.0	47.4	49.3	427.8
Capital lease obligation	0.6	0.2	0.4	—	—
Operating leases (3)	493.2	37.8	58.3	41.2	355.9
Unconditional purchase obligations (4)	0.6	0.6	—	—	—
Other long-term liabilities reflected on our balance sheets (5)	—	—	—	—	—

Total contractual cash obligations (6)	$1,617.6	$73.1	$129.1	$113.5	$1,301.9

(1)	Contractual interest obligations related to our convertible subordinated notes included above total $65.7 million as of September 30, 2006. Contractual interest obligations of $11.5 million, $23.0 million, $23.0 million and $8.2 million are due in one year or less, two to three years, four to five years and after five years, respectively.

(2)	Contractual interest obligations related to BioMed are included above and aggregate $494.5 million as of September 30, 2006. Contractual interest obligations of $23.0 million, $47.4 million, $49.3 million and $374.8 million are due in one year or less, two to three years, four to five years and after five years, respectively.

(3)	Includes Traville headquarters operating lease with BioMed with aggregate payments of $399.1 million. Lease payments of $16.8 million, $34.5 million, $35.9 million, and $311.9 million are due in one year or less, two to three years, four to five years and after five years, respectively.

(4)	Our unconditional purchase obligations relate to commitments for capital expenditures associated with the completion of construction and validation of our large-scale manufacturing facility.

(5)	Because we cannot forecast with any degree of certainty whether any of our current collaborations will require us to make future milestone or royalty payments, we have excluded these amounts from the above table. We will incur a $1.5 million development milestone obligation arising from the FDA approval in October 2006 to advance LymphoStat-B into Phase 3 clinical trials.

(6)	For additional discussion of our debt obligations and lease commitments, see Notes 4 and 5 of the Notes to the Consolidated Financial Statements.
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

Off-Balance Sheet Arrangements (continued)
     In place of the Traville synthetic lease, we entered into a twenty-year lease agreement with BioMed Realty Trust, Inc. (“BioMed”), which acquired the Traville facility from WDC. We have accounted for the BioMed lease as an operating lease. Initial annual rental payments under this lease are approximately $16.9 million and will escalate at 2% per year. Aggregate rent payments for the remainder of the lease term will be approximately $399.1 million. Under the new Traville lease, we have the option to purchase the property in 2016 for approximately $303.0 million. In addition, we are obligated to acquire certain leased equipment located at the Traville facility upon lease expiration for approximately $4.4 million.
     We are required to maintain restricted investments of at least $46.0 million, or $39.5 million if in the form of cash, with respect to the BioMed leases and an additional $15.0 million in restricted investments with respect to lease agreements with BioMed covering our existing process development and manufacturing facility These restricted investments will serve as collateral for the duration of the leases. Our restricted investments for all of these leases aggregated approximately $60.4 million as of September 30, 2006 compared to approximately $220.2 million as of December 31, 2005. The decrease in restricted investments is attributable to the termination of our former Traville lease.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may only be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 15 months, significantly decreases the risk of a material loss caused by a market change.
     We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $9.6 million, or approximately 1.2% of the aggregate fair value of $794.1 million at September 30, 2006. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of September 30, 2006. We believe that any market change related to our investment securities held as of September 30, 2006 is not material to our consolidated financial statements. As of September 30, 2006, the yield on comparable two-year investments was approximately 4.6% as compared to our current portfolio yield of approximately 4.3%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
     As of September 30, 2006, the estimated market values of our equity investments in Corautus and CoGenesys were approximately $1.1 million and $14.8 million, respectively. Our investment in Corautus is subject to equity market risk. Subsequent to September 30, 2006, Corautus announced it was suspending its clinical trials and reducing staff, which could adversely affect Corautus’ market value. We account for the Corautus investment as “available for sale” and have a corresponding unrealized gain on our balance sheet of an amount equal to the Corautus market value. Accordingly, any write-down of our investment balance for Corautus will be fully offset by the unrealized gain. Because CoGenesys is a privately-held entity, we are unable to obtain a quoted market price with respect to the fair value of our investment. As of September 30, 2006, we carried our investment in CoGenesys at its initial fair value of $14.8 million.
     As a result of terminating the Traville Lease, the amount of investments that we are required to restrict has declined significantly. The facility leases we entered into with BioMed during 2006 require us to maintain minimum levels of restricted investments of approximately $46.0 million, or $39.5 million if in the form of cash, as collateral for these facilities. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, our overall level of restricted investments will be approximately $60.0 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment.
     Our convertible subordinated notes bear interest at fixed rates. As a result, our interest expense on these notes is not affected by changes in interest rates.
     During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”), to manage our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks for 2006 are immaterial to our operations as a whole. In February 2005, we established a wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) that will sponsor our clinical trials in the Asia\Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks for 2006 with respect to HGS Pacific.

Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2006, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We expect to continue to incur losses and we cannot assure you that we will ever become profitable. We are in the mid-stage of development, and it will be a number of years, if ever, before we are likely to receive revenue from product sales or substantial royalty payments. We will continue to incur substantial expenses relating to research and development efforts and human studies. The development of our products requires significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.
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

     We have reduced the number of drugs in early development and are focusing our resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In order to reduce our expenses significantly, and thus enable us to dedicate more resources to the most promising drugs, we have reduced staff, streamlined operations and consolidated facilities. In June 2006, we spun off our CoGenesys division as an independent company, in a transaction that was treated as a sale for accounting purposes. The new company will focus on the development of assets that were unlikely to be developed by us.
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
     We recently announced the commencement of two Phase 3 clinical development programs for Albuferon and LymphoStat-B. These development programs will include two Phase 3 clinical trials which are large-scale, multi-center trials and more expensive than our phase 1 and Phase 2 clinical trials. We cannot assure you that we will be able to complete our Phase 3 clinical trials successfully or obtain FDA approval of Albuferon or LymphoStat-B, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Albuferon and/or LymphoStat-B may be marketed.
We face risks in connection with our ABthrax product in addition to risks generally associated with drug development.
     Our entry into the biodefense field with the development of ABthrax presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies, including the U.S. Army, are known to be developing biodefense pharmaceuticals and related products to combat anthrax. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. Government and its agencies, the success of ABthrax will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. In the case of the U.S. Government, executive or legislative action could attempt to impose production and pricing requirements on us. We have entered into a two-phase contract to supply ABthrax a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government has ordered 20,001 doses of ABthrax for the Strategic National Stockpile for use in the treatment of anthrax disease. We will continue to face risks related to animal and human testing, to the manufacture of ABthrax and to FDA concurrence that ABthrax meets the requirements of the contract. If we are unable to meet the product requirements associated with this contract the U.S. Government will not be required to reimburse us for the costs incurred or to purchase any product pursuant to that order.
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
Our ability to receive revenues from the assets licensed in connection with our CoGenesys transaction will depend on CoGenesys’ ability to develop and commercialize those assets.
     We will depend on CoGenesys to develop and commercialize the assets licensed as part of our spin-off. If CoGenesys is not successful in its efforts, we may not receive any revenue from the development of CoGenesys assets. CoGenesys may require significant third party financing, which may be unavailable. In addition, our relationship with CoGenesys will be subject to the risks and uncertainties inherent in our other collaborations.
Because we depend on our collaboration partners for revenue, we may not become profitable if we cannot increase the revenue from our collaboration partners or other sources.
     We have received the majority of our revenue from payments made under collaboration agreements with GSK and Novartis, and to a lesser extent, other agreements. The research term of our initial GSK collaboration agreement and many of our other collaboration agreements expired in 2001. None of these collaboration agreements was renewed and we may not be able to enter into additional collaboration agreements.
     Under the Novartis and GSK collaboration agreements, we are entitled to certain development and commercialization payments based on our development of the applicable product. Under our other collaboration agreements, we are entitled to certain milestone and royalty payments based on our partners’ development of the applicable product.
     We may not receive payments under these agreements if we or our collaborators fail to:
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
     As of September 30, 2006, we had long-term obligations of approximately $750.9 million. Our substantial debt will have several important consequences for our future operations. For instance:
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
To pursue our current business strategy and continue developing our products, we may need additional funding in the future. If we do not obtain this funding on acceptable terms, we may not be able to continue to grow our business and generate enough revenue to recover our investment in our product development effort.
     Since inception, we have expended, and will continue to expend, substantial funds to continue our research and development programs. We may need additional financing to fund our operating expenses and capital requirements. We may not be able to obtain additional financing on acceptable terms. If we raise additional funds by issuing equity securities, equity-linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders or the new debt securities may contain restrictive financial covenants.
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
     Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings relating to the scope of protection of our patents and those of others. For example, we are involved in European opposition proceedings against issued patents of both Biogen Idec and Zymogenetics, Inc. These patents have claims related to products based on BLyS (such as LymphoStat-B). We have also opposed a European patent issued to Amgen, Inc. related to products based on TRAIL Receptor 2 (such as HGS-ETR2 and HGS-TR2J). Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.
If our patent applications do not result in issued patents, our competitors may obtain rights to and commercialize the discoveries we attempted to patent.
     Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. We are involved in a number of interference proceedings and may be involved in other interference proceedings in the future.

     For example, we are involved in interferences in the United States with both Genentech, Inc. and Amgen, Inc. related to products based on TRAIL Receptor 2 (such as HGS-ETR2 and HGS-TR2J), an opposition in Australia brought by Genentech, Inc. with respect to our Australian patent application related to products based on TRAIL Receptor 2, and an interference in the United States with Biogen Idec related to products based on BLyS (such as Lymphostat-B). We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in an opposition proceeding brought by Zymogenetics, Inc., Serono S.A. and Eli Lilly and Company with respect to our European patent related to products based on BLyS (such as LymphoStat-B). In addition, Eli Lilly and Company has instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent. A trial date for this revocation is scheduled currently for mid-summer 2007. We cannot assure you that we will be successful in any of these proceedings.
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
     We have not yet manufactured any products for commercial use and do not have any experience in manufacturing materials suitable for commercial use. During the three months ended September 30, 2006, we completed construction and placed into service our large-scale manufacturing facility to increase our capacity for protein and antibody drug production. The FDA must inspect and license these facilities to determine compliance with cGMP requirements for commercial production. We may not be able to successfully establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.
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
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. For the twelve months ended September 30, 2006, the closing price of our common stock has been as low as $7.75 per share and as high as $14.06 per share. The market price of our common stock could fluctuate widely because of:
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
Beginning January 1, 2006 we were required to recognize expense for stock based compensation related to employee stock options and employee stock purchases, and there is no assurance that the expense that we are required to recognize measures accurately the value of our stock-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.
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
(Principal Financial Officer)
Dated: November 8, 2006

EXHIBIT INDEX
Exhibit Page Number

12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.