Form 10-K
period 2006-12-31
HUMAN GENOME SCIENCES INC
filed 2007-02-28
CIK 901219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. employer identification number)

14200 Shady Grove Road, Rockville, Maryland 20850-7464
(address of principal executive offices and zip code)

(301) 309-8504
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Common stock, par value $0.01 per share
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
NONE

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

The number of shares of the registrant’s common stock outstanding on January 31, 2007 was 134,015,286. As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $993,647,218.*

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

*	Excludes 38,669,467 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

ITEM 1.	BUSINESS

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

Overview

Human Genome Sciences (HGS) is a commercially focused drug development company with three products advancing into late-stage clinical development: Albuferon® for chronic hepatitis C, LymphoStat-B® for systemic lupus erythematosus, and ABthraxtm for anthrax disease. HGS also has a pipeline of novel compounds in earlier stages of clinical development in oncology, immunology and infectious disease. Additional products are in clinical development by companies with which we are collaborating.

Our mission is to apply great science and great medicine to bring innovative drugs to patients with unmet medical needs.

We have developed and continue to enhance the resources necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company, including:

•	A drug development organization with the expertise necessary to design and implement well-focused, high-quality clinical trials of multiple compounds;

•	Manufacturing capability for the production of protein and antibody drugs for preclinical studies, clinical trials and the commercialization of our products;

•	A scientific and discovery base, including expertise in novel protein and antibody drugs;

•	Protein formulation technology, including the albumin fusion technology we use to create long-acting protein drugs;

•	A significant patent estate;

•	A skilled and experienced management team and board of directors;

•	Employees who are creative, well-trained, hard-working and capable; and

•	A strong cash position.

We have completed the construction and validation of a large-scale manufacturing facility to increase our capacity to produce protein and antibody drugs for clinical development and commercialization. We are continuing to build our commercial manufacturing staff, and our intent is to add marketing and sales staff as needed as our products approach commercialization.

We have strategic partnerships with leading pharmaceutical and biotechnology companies to leverage our strengths and gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide us, and have provided us, with research funding, licensing fees, milestone payments, and rights to royalty payments as products are developed and commercialized. In some cases, we also are entitled to certain commercialization, co-development, revenue sharing and other product rights.

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

Strategy

Our goal is to build a fully integrated biopharmaceutical company that applies great science and great medicine to bring innovative drugs to patients with unmet medical needs. Our strategy consists of the following key elements:

•	Concentrate on novel human antibody drugs and long-acting versions of existing protein drugs. We currently concentrate our internal product development efforts on new antibody drugs discovered through genomics-based research, and on new long-acting versions of existing protein drugs created using our albumin fusion technology. Human monoclonal antibody drugs derived from our gene discoveries account for the majority of our current product pipeline. We rely on collaborations for the development of other products discovered using our genomics-based technology, including additional protein and antibody drugs, gene therapy products, small molecule drugs and diagnostic products.

•	Develop, manufacture and commercialize our products both on our own and in collaboration with strategic partners. We select a limited number of products to develop, manufacture and market either by ourselves or with partners. We also license certain products to strategic partners in exchange for up-front payments, product milestone payments, royalties on sales, and other rights.

•	Pursue strategic acquisitions. We may pursue strategic acquisitions to augment our capabilities, to provide access to complementary technologies and to expand our portfolio of new drug candidates.

•	Expand our technology platform to accelerate our product development activities. We may continue to invest resources to expand and enhance our technology platform. We also may establish additional collaborations with leading biotechnology or pharmaceutical companies to gain access to complementary technologies for our product development efforts.

•	Capitalize on our intellectual property portfolio. We pursue patents to protect our intellectual property and have developed a significant intellectual property portfolio. We intend to capitalize on our portfolio. As of February 1, 2007, we had 560 issued U.S. patents covering genes, proteins and antibodies, and had filed U.S. patent applications covering many more human genes, the proteins they encode, antibodies and proprietary technologies.

Products

We have discovered a large number of medically useful genes. All but one of the drugs that are currently in HGS clinical trials are derived from genomics-based research. The other drug in clinical trials is an albumin fusion protein — a novel long-acting form of an existing therapeutic protein that we have modified to improve its pharmacological properties by using our proprietary albumin fusion technology.

Our drugs in clinical development are: Albuferon® (albinterferon alfa 2b) for the treatment of chronic hepatitis C; LymphoStat-B® (belimumab) for the treatment of lupus and other B-cell mediated diseases; ABthraxtm (raxibacumab) for the treatment of anthrax disease; HGS-ETR1 (mapatumumab) for the treatment of cancer; HGS-ETR2 (lexatumumab) for the treatment of cancer; and CCR5 mAb (human monoclonal antibody to the CCR5 receptor) for the treatment of HIV/AIDS.

Our partners have advanced a number of products derived from our technology to clinical development. GlaxoSmithKline (GSK) has entered several small-molecule drugs into clinical development that were discovered by GSK using our technology, including: darapladib (GSK480848), an inhibitor of Lp-PLA2 (lipoprotein-associated phospholipase A2) for the treatment of atherosclerosis; relacatib (GSK462795), an inhibitor of cathepsin K for the treatment of bone disease; GSK649868, an orexin antagonist, for the treatment of sleep disorders; and GSK626616, a DYRK3 antagonist, for the treatment of anemia. In addition, GSK has advanced GSK716155 (formerly Albugon®), a novel long-acting form of glucagon-like peptide-1 (GLP-1), to clinical development for the treatment of diabetes. We licensed Albugon to GSK in late 2004 under an agreement whereby GSK acquired exclusive worldwide rights to develop and commercialize Albugon for all human and therapeutic applications (described below under “Collaborative Arrangements”).

Clinical Programs

The HGS clinical development pipeline includes drugs to treat such diseases as hepatitis C, lupus, anthrax disease, cancer, rheumatoid arthritis and HIV/AIDS. Our partners are conducting clinical trials of additional drugs to treat cardiovascular, metabolic and central nervous system diseases.

Lead Products

Two of our lead products, Albuferon for chronic hepatitis C and LymphoStat-B for systemic lupus erythematosus (SLE), have entered Phase 3 development. The third lead product, ABthrax, also entered late-stage development for anthrax disease in 2007.

Albuferon® (albinterferon alfa 2b)

Albuferon is a novel long-acting form of interferon alpha. Recombinant interferon alpha is approved for the treatment of hepatitis C, hepatitis B and a broad range of cancers. HGS modified interferon alpha to improve its pharmacological properties by using our albumin fusion technology. HGS entered into an exclusive worldwide agreement with Novartis for the development and commercialization of Albuferon in June 2006 (described below under “Collaborative Arrangements”). HGS and Novartis are developing Albuferon as a potential treatment for chronic hepatitis C (HCV).

In October 2006, HGS reported 24-week interim results from a Phase 2b trial in patients with genotype 1 chronic hepatitis C who are naïve to interferon alpha-based treatment regimens. The available data suggest that Albuferon, at doses of 900 micrograms (mcg) and 1200 mcg every two weeks, may offer half as many injections and the potential for less impairment of health-related quality of life, with efficacy at least comparable to PEGASYS (peginterferon alfa-2a), the leading pegylated interferon. At Weeks 4, 12 and 24, the treatment arm receiving 1200-mcg Albuferon at two-week intervals had the highest percentage of subjects who were negative for HCV RNA and also had the most rapid time to HCV RNA negativity. Through Week 24, based on the SF-36 Health Survey, the Albuferon treatment groups consistently demonstrated less impairment of psychological well-being. Patients in these groups also recorded fewer disability days than were observed in patients receiving pegylated interferon. The treatment groups receiving 900-mcg Albuferon every two weeks and 1200-mcg Albuferon every four weeks reported less impairment of health-related quality of life in all SF-36 measures. Albuferon in combination with ribavirin appeared generally safe and well tolerated by other measures as well, with incidence of severe adverse events and grade 3-4 laboratory values comparable between treatment groups.

Interim data emerging from a Phase 2 study in patients who did not respond to prior interferon alpha-based treatments show a 21% overall rate of sustained virologic response (SVR) in the treatment groups receiving 900-mcg and 1200-mcg Albuferon every two weeks. The overall SVR rate was 13% in the important and most difficult-to-treat subgroup of genotype 1 hepatitis C patients who failed to respond to previous treatment with a combination of pegylated interferon and ribavirin. Subsequent cohorts have been treated with higher doses of Albuferon, and results have been reported through Week 24. For genotype 1 non-responders to treatment with pegylated interferon plus ribavirin, the highest antiviral response rates at Week 24 were observed in the 1800-mcg treatment group. Overall, Albuferon in combination with ribavirin appeared to be well tolerated, and the safety profile in the 1500-mcg and 1800-mcg treatment groups was comparable to the 900-mcg and 1200-mcg cohorts. These data support the continuing exploration of an Albuferon treatment regimen with monthly administration at higher doses than those investigated in the current Phase 2b trial.

In December 2006, HGS initiated dosing in ACHIEVE 1, the first of two pivotal Phase 3 clinical trials of Albuferon in treatment-naïve patients with chronic HCV. Both trials are randomized, open-label, active-controlled, multi-center, non-inferiority trials that will evaluate the efficacy, safety and impact on health-related quality of life of Albuferon in combination with ribavirin, versus PEGASYS in combination with ribavirin. Both trials will evaluate two doses of Albuferon administered every two weeks, versus an active-control arm in which patients will receive PEGASYS on a standard once-weekly regimen. ACHIEVE 1 is being conducted in patients with genotype 1 HCV, and the second trial, ACHIEVE 2/3, will be conducted in patients with genotype 2/3 HCV. The primary efficacy endpoint of both trials is sustained virologic response, defined as undetectable HCV RNA. The total duration of therapy in ACHIEVE 1 will be 48 weeks, with 24 weeks of follow-up. The total duration of therapy in ACHIEVE 2/3 will be 24 weeks, with 24 weeks of follow-up. ACHIEVE 1 and ACHIEVE 2/3, assuming that they are successful, will provide the pivotal data to support global marketing applications for Albuferon, which we expect to file in 2009.

We plan to initiate dosing in ACHIEVE 2/3 in the first half of 2007, and we plan to complete enrollment in both Phase 3 trials of Albuferon before year-end 2007. We expect that our development and commercialization partner, Novartis, will initiate a separate Phase 2b trial in 2007, to explore various doses of Albuferon administered every 4 weeks, in combination with ribavirin, in treatment-naïve patients with genotype 1 chronic hepatitis C. In 2007, we also expect to report final data, including sustained virologic response, from both the ongoing Phase 2b trial in treatment-naïve patients, and the ongoing Phase 2 trial in patients who have not responded to prior treatment.

LymphoStat-B® (belimumab)

LymphoStat-B specifically recognizes and inhibits the biological activity of B-lymphocyte stimulator, or BLyS®. In lupus, rheumatoid arthritis and certain other autoimmune diseases, elevated levels of BLyS are believed to contribute to the production of autoantibodies — antibodies that attack and destroy the body’s own healthy tissues. In August 2006, HGS entered into a definitive worldwide agreement with GSK for the co-development and commercialization of LymphoStat-B (described below under “Collaborative Arrangements”). HGS and GSK are developing LymphoStat-B as a potential treatment for systemic lupus erythematosus (SLE) and certain other autoimmune diseases. LymphoStat-B has received a Fast Track Product designation from the FDA.

In June 2006, HGS reported 52-week data from the Phase 2 trial of LymphoStat-B in patients with SLE. The 52-week results demonstrated that LymphoStat-B significantly reduced disease activity in patients with serologically active SLE, exhibited clinically relevant biological activity and appeared safe and well tolerated. Among the Phase 2 study findings was a significantly improved response rate among serologically active patients at Week 52, as defined by an improvement in SELENA SLEDAI score of 4 points or greater, no BILAG worsening, and no worsening in Physician’s Global Assessment (46% for LymphoStat-B versus 29% for placebo, p<0.01). This combination of measures is the primary efficacy endpoint in the Phase 3 program design.

At Week 52, patients in the Phase 2 trial were offered the opportunity to participate in an optional 24-week extension phase of the study; 96% of the patients chose to continue therapy in the extension phase, and 92% of these patients completed the additional 24 weeks of therapy. In November 2006, HGS reported that the 76-week results of the trial demonstrated that LymphoStat-B continued to reduce disease activity in patients with serologically active SLE throughout the 24-week extension phase of the study, exhibited durable biological activity and clinical effect, and appeared safe and well tolerated. In the LymphoStat-B treatment groups, the percentage of serologically active SLE patients who achieved the combined response rate selected as the primary efficacy endpoint for Phase 3 trials of LymphoStat-B increased from 46% at Week 52 to 56% at Week 76, with no increase in infections or infectious events observed over time.

In February 2007, HGS initiated dosing in BLISS-76, the first of two pivotal Phase 3 trials of LymphoStat-B. The primary efficacy endpoint of both trials is the patient response rate at Week 52, as defined by a reduction from baseline in the SELENA SLEDAI score of at least 4 points, no worsening in Physician’s Global Assessment, and no worsening in BILAG. Both Phase 3 trials are double-blind, placebo-controlled, multi-center Phase 3 superiority trials to evaluate the efficacy and safety of LymphoStat-B plus standard of care, versus placebo plus standard of care, in the treatment of patients with active SLE. Although the two trial designs are similar, the total duration of the studies will differ, at 76 weeks for BLISS-76 and 52 weeks for BLISS-52. The data from BLISS-76 will be analyzed after 52 weeks in support of a potential Biologics License Application (BLA). The Phase 3 trial protocols were agreed upon with FDA by Special Protocol Assessment.

We plan to initiate dosing in BLISS-52, the second Phase 3 trial of LymphoStat-B, in the first half of 2007. We expect to enroll both Phase 3 trials throughout 2007, with completion of enrollment planned for 2008.

ABthraxtm (raxibacumab)

ABthrax is a human monoclonal antibody that blocks the binding to cell surfaces of Bacillus anthracis protective antigen, the key facilitator of anthrax toxicity. This prevents anthrax toxins from entering and killing the cells. ABthrax has received Fast Track Product and Orphan Drug designations from the FDA for the treatment of anthrax disease.

The results of a Phase 1 clinical trial of ABthrax in healthy volunteers demonstrate that it is safe, well tolerated, and achieves the blood levels predicted by relevant animal models as necessary to afford significant protection from the lethal effects of the anthrax toxin. In addition, in accordance with the FDA guidance that emerged following the Bioterrorism Act of 2002, we have conducted preclinical studies in multiple relevant animal models of inhalational anthrax, which demonstrate that ABthrax administered either prior to or following anthrax spore challenge increased survival significantly.

In June 2006, the U.S. Government exercised its option to purchase 20,001 doses of ABthrax for the Strategic National Stockpile. HGS expects to receive approximately $165 million in revenues from this award, with more than 90% of the total amount expected in 2008 upon meeting the U.S. Government’s terms for delivery, and the remainder to be received when ABthrax is licensed by the FDA. In 2006, HGS completed the production of ABthrax required to conduct the remaining clinical and laboratory studies required by the contract.

In 2007, we plan to complete enrollment in all clinical and other studies required to support the emergency use of ABthrax in the event of an occurrence of inhalational anthrax prior to licensure. We also plan to complete cGMP production of ABthrax for delivery to the Strategic National Stockpile in 2008.

Earlier-Stage Pipeline Products

TRAIL Receptor 1 Antibody

HGS-ETR1 (mapatumumab) specifically recognizes, binds to and induces TRAIL receptor 1 to trigger programmed cell death in cancer cells. TRAIL receptor 1 was discovered by HGS and is found on the surface of a number of solid tumor and hematopoietic cancer cells. GSK has exercised its option under a June 1996 agreement to develop and commercialize HGS-ETR1 jointly with HGS (described below under “Collaborative Arrangements”). HGS has completed Phase 2 trials of HGS-ETR1 as a single agent for the treatment of specific cancers, including non-small cell lung cancer, colorectal cancer, and non-Hodgkin’s lymphoma. The results of these Phase 2 trials, as well as the interim results of ongoing Phase 1b studies, support further evaluation of HGS-ETR1 in randomized Phase 2 trials in combination with chemotherapeutic agents.

In July 2006, HGS initiated dosing of patients in a randomized Phase 2 trial of HGS-ETR1 in combination with VELCADE (bortezomib) in advanced multiple myeloma. In addition, two open-label, dose-escalation Phase 1b clinical studies are currently underway to evaluate the safety and tolerability of HGS-ETR1 in combination with chemotherapeutic agents in the treatment of advanced solid tumors. The first is evaluating HGS-ETR1 in combination with paclitaxel and carboplatin. The second is evaluating HGS-ETR1 in combination with gemcitabine and cisplatin. Interim results from these ongoing studies demonstrate that HGS-ETR1 was well tolerated and could be safely and repetitively administered in combination. These data also show that the pharmacokinetics of standard chemotherapeutic agents were unaffected by a combination regimen including HGS-ETR1. Objective responses and stable disease have been observed in some patients, and both studies continue.

TRAIL Receptor 2 Antibodies

HGS-ETR2 (lexatumumab) specifically recognizes, binds and induces the TRAIL receptor 2 to cause programmed cell death in cancer cells. The TRAIL receptor-2 protein was originally identified by HGS, and is found on the surface of a number of solid tumor and hematopoietic cancer cells. In 2006, HGS initiated and completed enrollment of an open-label, dose-escalation Phase 1b trial of HGS-ETR2 in patients with advanced solid tumors to evaluate its safety and tolerability in combination with gemcitabine, pemetrexed, doxorubicin, or FOLFIRI.

For HGS-TR2J, a second human monoclonal antibody to TRAIL receptor 2, HGS has suspended clinical development and will consider the best path forward for this compound in 2007.

In 2007, we plan to complete enrollment in the randomized Phase 2 combination trial of HGS-ETR1 in multiple myeloma. In addition, planning is underway for additional study of the TRAIL receptor antibodies in randomized combination trials.

CCR5 Receptor Antibodies

Our CCR5 human monoclonal antibodies bind specifically and with high affinity to the CCR5 receptor and prevent entry of the HIV-1 retrovirus into the cell. The CCR5 receptor is a co-receptor on the cell surface that, together with CD4, mediates the binding of HIV-1 and its entry into the cell. Research has shown that the CCR5 receptor is the primary co-receptor for enabling HIV-1 transmission and replication from the early stages of disease through progression to AIDS.

In September 2006, HGS reported that the results of a Phase 1 trial of HGS004 (CCR5 mAb) demonstrate proof of concept for the HGS CCR5 antibody program. The Phase 1 study shows that HGS004 was well tolerated and exhibited significant dose-related antiviral activity that correlates well with pharmacokinetic data and with the sensitivity of specific HIV-1 viral strains. We note that data from in vitro studies suggest that HGS101, an alternate CCR5 mAb candidate, is likely to have approximately 5.5-fold greater potency and a broader range of activity against HIV-1 viral strains than HGS004. The other attributes of HGS101 are similar to those of HGS004, including favorable pharmacokinetics, strong in vitro evidence of anti-viral activity that is additive or synergistic in combination with other therapeutic agents, and a low likelihood of the development of resistance.

Products in GSK Pipeline

There are now five products in the GSK clinical development pipeline to which HGS has substantial financial rights (described below under “Collaborative Arrangements”). Four of these are genomics-derived small-molecule drugs discovered by GSK based on HGS technology, including darapladib, relacatib, GSK649868 and GSK626616. GSK649868 and GSK626616 were advanced to clinical development in the third quarter and fourth quarter of 2006, respectively. The fifth product, GSK716155 (formerly Albugon®), is an albumin-fusion protein created by HGS, which we licensed to GSK.

Darapladib (GSK480848)

Darapladib is a small-molecule inhibitor of lipoprotein-associated phospholipase A2 (Lp-PLA2). Lp-PLA2 is an enzyme associated with the formation of atherosclerotic plaques. GSK has advanced darapladib to Phase 2/3 clinical trials for the treatment of atherosclerosis. Using our technology, GSK also has discovered two additional small-molecule inhibitors of Lp-PLA2, GSK659032 and GSK677116, which are in clinical development as backup compounds to darapladib.

Relacatib (GSK462795)

Relacatib is a small-molecule drug that inhibits the activity of cathepsin K, an enzyme that appears to be implicated in osteoporosis, osteoarthritis and certain other disorders causing bone degradation. GSK has advanced relacatib to clinical development for the treatment of bone disease.

GSK649868

GSK649868 is a small-molecule orexin antagonist. Orexin is a hormone that plays an important role in the regulation of sleep-wake cycles. GSK649868 is in Phase 2 clinical development for the treatment of sleep disorders.

GSK626616

GSK626616 is a small-molecule DYRK3 antagonist. DYRK3 is a protein that plays a key role in the growth and survival of blood cells. GSK initiated clinical development of GSK626616 for the treatment of anemia in December 2006.

GSK716155 (albumin-glucagon-like peptide 1)

GSK716155 is a novel long-acting form of glucagon-like peptide-1 (GLP-1). It was brought to late-stage preclinical development by our scientists for potential use in the treatment of diabetes. GLP-1 is a peptide hormone that acts to help maintain healthy blood sugar levels and to control appetite. The primary obstacle to the use of GLP-1 as a therapeutic for diabetes is its extremely short half-life of about five minutes in the body. Preclinical studies show that GSK716155 retains the anti-diabetic and other beneficial activities of GLP-1, but with a substantially prolonged half-life. GSK acquired exclusive worldwide rights from HGS to develop and commercialize GSK716155 in 2004 (described below under “Collaborative Arrangements”). GSK716155 is in Phase 2 clinical development for the treatment of diabetes.

Research and Development

HGS has developed core competencies in the discovery and understanding of human genes and their biological functions, and in the discovery and development of human protein and antibody drugs.

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

We have acquired rights to a variety of human antibody technologies, and have integrated these technologies into our research and development program. We also continue to collaborate with a number of leading antibody companies. Many medical conditions are the result of an excess of a specific protein in the body. Some antibody drugs can inactivate such proteins and bring therapeutic benefits to patients. Such drugs are known as antagonistic antibodies. For example, LymphoStat-B, which is currently in Phase 3 clinical trials for the treatment of systemic lupus erythematosus, is an antagonistic human monoclonal antibody. All currently marketed antibody drugs are antagonistic antibodies. In certain medical conditions, it may be desirable to stimulate a specific biological activity. Antibodies that stimulate biological activity are known as agonistic antibodies. HGS has two such drugs in clinical trials — HGS-ETR1 (TRAIL-R1 mAb) and HGS-ETR2 (TRAIL-R2 mAb). Binding of these antibodies to their respective TRAIL receptors triggers programmed cell death in cancer cells. HGS-ETR1 and HGS-ETR2 are agonistic human monoclonal antibodies that mimic the cancer-killing activity of the natural TRAIL ligand. We believe that they are the first human agonistic antibodies to enter clinical trials.

Albumin Fusion Technology

Our albumin fusion technology allows us to create long-acting forms of protein drugs by fusing the gene that expresses human albumin to the gene that expresses a therapeutically active protein. We and our partners are actively pursuing the development of albumin-fusion drugs based on therapeutic proteins already on the market, as well as albumin-fusion versions of therapeutic proteins that we are developing ourselves. For example: Albuferon results from the genetic fusion of human albumin and human interferon-alpha, and Albugon results from the genetic fusion of human albumin and glucagon-like peptide-1 (GLP-1). Based on preclinical and clinical results to date, we believe that albumin fusion proteins may provide long-acting treatment options that have efficacy and safety similar to or better than that of the existing protein drugs, with the potential additional benefit of considerably more convenient dosage schedules. Albumin fusion technology also provides for efficient manufacture and purification of the product in our existing facilities.

Drug Development

We have built a drug development organization with the expertise necessary to design and implement well-focused, high-quality clinical trials of multiple compounds. We seek to gather, document and analyze clinical trial data in such a way that they can be submitted to regulatory authorities and used to support Biologics License

Applications at the appropriate time. We have assembled experienced teams in key strategic areas of development, including:

•	Clinical Research. The clinical research group is responsible for the design, planning and analysis of clinical trials, and matches novel biological molecules emerging from our protein and antibody discovery programs to unmet medical needs.

•	Clinical Operations. The clinical operations group executes clinical trials and is responsible for managing clinical trial sites and ensuring that all proper procedures are followed during the collection of clinical data. The group includes our data management team.

•	Project Management. Our project management team oversees the process of development of a drug from the earliest stages of research through the conduct of clinical development and regulatory filings.

•	Regulatory Affairs. The regulatory affairs group manages communications with and submissions to regulatory authorities.

•	Drug Safety. As our products advance in clinical testing, our medical affairs group collects and analyzes information on drug experience and safety, and ensures that accurate medical information is distributed.

•	Quality Assurance. The quality assurance group ensures compliance with all regulatory requirements for the clinical development and manufacture of new products.

•	Bioanalytical Sciences. The bioanalytical sciences group develops and performs highly specialized assays that are used during monitoring of preclinical tests and clinical trials. Other assays help to ensure the quality and consistency of our products.

•	Manufacturing. We have manufacturing capability for the production of protein and antibody drugs for our clinical trials, as well as for preclinical studies. We have expanded our manufacturing facilities as our development pipeline has progressed to allow us to produce larger quantities of protein and antibody drugs for clinical development. We have completed the construction and validation of a large-scale manufacturing facility to support our increasing needs for protein and antibody drug production capacity related to the continuing progress of our product candidates and, eventually, the commercialization of our products.

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

GlaxoSmithKline.  We are entitled to receive royalty payments, based on net sales of certain products developed and commercialized by GSK or its licensees from any of our patents or technologies that fall within GSK’s field. We also are entitled to milestone payments in connection with the development of these products. We hold an option to co-promote any products sold by GSK in the U.S., Canada, Mexico and Europe, subject to the rights granted to Takeda and other collaborators.

In 2001, GSK initiated Phase 1 clinical trials of darapladib (GSK480848) to investigate its potential use in the treatment of atherosclerosis. In 2003 and 2004, GSK initiated clinical trials of GSK659032 and GSK677116, respectively — both of which are in development as backup compounds to darapladib. We are entitled to receive a milestone payment if darapladib, GSK659032 or GSK677116 moves through clinical development into registration, and we will receive royalties of up to 10% of worldwide net sales if a compound is commercialized. In addition, we have an option to co-promote up to 20% in North America and Europe.

In 2002, GSK initiated clinical trials of relacatib (GSK462795) to investigate its potential use in the treatment of bone disease. We are entitled to receive a milestone payment if relacatib moves through clinical development into registration and will receive royalties of up to 10% of worldwide net sales if the compound is commercialized. In addition, we have an option to co-promote up to 20% in North America and Europe.

In 2006, we received a $1.0 million milestone payment from GSK in connection with the initiation of clinical trials of GSK649868, an orexin antagonist, to investigate its potential use in the treatment of sleep disorders, and we received a $1.0 million milestone payment from GSK in connection with the initiation of clinical trials of GSK626616, a DYRK3 antagonist, to investigate its potential use in the treatment of anemia. For both GSK649868 and GSK626616, we are entitled to receive an additional milestone payment if the compound moves through clinical development into registration and will receive royalties of up to 10% of worldwide net sales if the compound is commercialized. In addition, we have an option to co-promote up to 20% in North America and Europe.

Our collaboration agreements with GSK include an option for GSK to co-develop and co-commercialize certain HGS products, including LymphoStat-B, HGS-ETR1 and HGS-ETR2 if we develop these products through Phase 2. In July and August 2005, respectively, GSK exercised its options to develop and commercialize LymphoStat-B and HGS-ETR1 jointly with HGS. Under the terms of the agreements, GSK and HGS will share equally in Phase 3/4 development costs, sales and marketing expenses, and profits of any product that is commercialized under the agreements. In August 2006, we entered into a definitive co-development and commercialization agreement with GSK under which HGS has responsibility for conducting the Phase 3 trials of LymphoStat-B, with assistance from GSK. HGS received a $24.0 million payment from GSK in the third quarter of 2006, in partial consideration of GSK’s right to co-develop and co-commercialize LymphoStat-B. HGS recognized $2.7 million of the GSK payment as revenue 2006, with the remainder to be recognized ratably over the remaining development period. The specific terms of a definitive agreement between HGS and GSK with respect to HGS-ETR1 remain to be negotiated. In addition, GSK is entitled to share in license fees, milestone payments and royalty payments for certain products if we license any of these products to a third party.

Takeda.  We entered into an option and license agreement with Takeda, pursuant to which Takeda has exercised its option to develop and commercialize HGS-ETR1 in Japan.

Product Collaborations

We have product collaborations in place with a number of pharmaceutical and biotechnology companies, including:

Novartis.  In June 2006, HGS entered into an exclusive worldwide agreement with Novartis for the development and commercialization of Albuferon. Under the agreement, HGS and Novartis will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization in the rest of the world and will pay HGS a royalty on those sales. HGS and Novartis will share equally in clinical development costs. HGS will have primary responsibility for the bulk manufacture of Albuferon. HGS received an up-front fee of $45.0 million, of which $6.1 million was recognized as revenue in 2006, with the remainder to be recognized ratably over the remaining development period. HGS billed an additional $47.5 million in 2006, in connection with dosing of the first patient in a Phase 3 trial of Albuferon, which also will be recognized ratably over the remaining development period. Development and commercial milestone and other payments to HGS, including payments received to date, could total as much as $507.5 million.

GlaxoSmithKline.  In October 2004, we announced an agreement with GlaxoSmithKline under which GSK acquired exclusive worldwide rights to develop and commercialize GSK716155 (formerly Albugon) for all human therapeutic and prophylactic applications. GSK716155, a novel long-acting form of glucagon-like peptide-1 (GLP-1), was created using our proprietary albumin fusion technology, and was brought to late-stage preclinical development by our scientists for the treatment of diabetes. Under the agreement, HGS is entitled to an up-front payment and clinical development and commercial milestone payments that could amount to as much as $183.0 million, including payments and milestones already received, as well as additional milestones for other indications developed. We also will receive royalties on the annual net sales of any products developed and commercialized under the agreement. In 2004, we received an up-front fee, which we are recognizing as revenue ratably over the planned clinical development period, which is approximately seven years. In 2005, we announced the receipt of $7.0 million in payments related to the achievement of manufacturing and preclinical development milestones. In January 2006, we announced receipt of a $5.0 million milestone payment related to GSK’s filing of an Investigational New Drug (IND) application to begin Phase 1 clinical trials of GSK716155 for use in the treatment of diabetes.

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

CoGenesys.  In June 2006, we completed the transaction establishing CoGenesys as an independent company, and CoGenesys announced the completion of a $55 million Series A financing. CoGenesys will focus on the early development of selected gene-based product opportunities and the monetization of certain HGS intellectual property and technology assets. As an independent company, CoGenesys has assumed salary and benefits obligations for approximately 70 former HGS employees, as well as responsibility for its 48,000 square-foot facility, along with equipment leases. The transaction was treated as a sale for accounting purposes. As a result of the transaction, HGS owns a 13% equity interest on a fully-diluted basis in the new company. HGS has granted CoGenesys exclusive rights to develop and commercialize biological products based on certain human genes discovered by HGS, and has granted CoGenesys a non-exclusive license to use its proprietary albumin-fusion technology to develop and commercialize certain albumin-fusion proteins. HGS is entitled to a portion of the revenue that CoGenesys receives from outlicensing or sales of certain therapeutic and diagnostic products successfully developed and commercialized. HGS also retains the right of first refusal prior to outlicensing by CoGenesys of several specific products that may be developed. In addition, HGS has the option to have CoGenesys perform pre-IND development work for up to two products per year, with reimbursement for expenses on a cost-plus basis. CoGenesys will be entitled to development milestone payments on any resulting products.

diaDexus.  During 2003, diaDexus announced that the FDA cleared its PLACtm test for marketing as a diagnostic aid for use in helping predict an individual’s risk for coronary heart disease. The PLAC test measures the level of lipoprotein-associated phospholipase A2 (Lp-PLA2) in human blood. The PLAC test was discovered through the use of our technology, and HGS is entitled to receive royalties on sales of the PLAC test. diaDexus also received from GSK the right to develop products based on a large number of diagnostic targets identified by HGS. We are entitled to royalties on the sale of any products developed from these targets. In 2003, we acquired exclusive, worldwide rights from diaDexus to develop and commercialize diagnostic immunohistochemical tests based on the TRAIL receptor-1 and TRAIL receptor-2 proteins.

Amgen.  In January 2006, we announced a license agreement under which Amgen has acquired exclusive worldwide rights to develop and commercialize therapeutic biological products for human use based on a human gene discovered by HGS that may have potential applications in autoimmune diseases, immune deficiencies or suppression, and cancer. Amgen also has acquired non-exclusive worldwide rights for the development and commercialization of diagnostic products for human use based on the same gene. According to the terms of the agreement, HGS received an up-front payment and will receive certain annual fees, as well as development milestone payments and royalties on annual net sales for therapeutic and diagnostic products successfully developed and commercialized using such rights.

Genentech.  In August 2003, we entered into an agreement with Genentech in which we granted to Genentech exclusive worldwide patent rights to develop and commercialize therapeutic biologic products for human use based on a human gene discovered by HGS that may have potential applications in immunology, oncology and neurology. Non-exclusive, worldwide rights for the development and commercialization of diagnostic and small molecule products for human use based on the same gene also were granted.

Technology Collaborations

Antibodies and Peptides

Abgenix.  In November 1999, we entered into a collaboration and license agreement with Abgenix relating to the field of fully human antibody drug candidates, which was amended in 2001; the research term of this agreement expired in November 2005. In May 2003, HGS announced the acquisition of an exclusive worldwide license from Abgenix to develop and commercialize a fully human monoclonal antibody to the CCR5 receptor. We received clearance from the FDA to initiate clinical development of CCR5 mAb (HGS004) in December 2004, and we completed and reported the results of a Phase 1 trial of CCR5 mAb in patients infected with the HIV-1 virus in September 2006. We will pay milestone and royalty payments for this product as it is developed and if it is commercialized. In April 2006, Abgenix was acquired by Amgen.

Cambridge Antibody Technology (CAT).  In August 1999, we entered into an antibody license agreement with CAT for the development of fully human antibody therapeutics for up to three of our target human proteins. Pursuant to this agreement, we entered into an exclusive license agreement for LymphoStat-B, which was generated in collaboration with CAT. Under this 1999 agreement, we have paid CAT $2.3 million in milestone payments and fees through the end of 2006. In February 2000, we entered into a broader agreement with CAT that provides us with the right to use their technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. Pursuant to this agreement, we have obtained an exclusive license with respect to TRAIL receptor 1, TRAIL receptor 2 and ABthrax. Under this same agreement, we made an equity investment in CAT. We sold a portion of this equity investment in 2005, and sold the remainder in 2006. CAT has the right to select up to twenty-four of our proprietary antigens for preclinical development. We have the option to share clinical development costs and to share the profits equally with them on up to eighteen such products. CAT has rights to develop six such products on their own. We are entitled to clinical development milestone and royalty payments on those six products. Under the 2000 agreement, we have paid to CAT $4.5 million in milestone payments through the end of 2006. In June 2006, CAT was acquired by AstraZeneca.

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

Other

Transgene.  In February 1998, we entered into an agreement with Transgene relating to the field of human gene therapy, including gene therapy vaccines, to the extent that it will not conflict with our other collaboration agreements. Under this agreement, we granted Transgene the right to license exclusively up to 10 genes. Our collaboration with Transgene will end in 2008, although royalty rights continue in the event of commercial activity.

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

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings and litigations relating to the scope of protection of our patents and those of others, and are likely to be involved in additional proceedings that may affect directly or indirectly patents and patent applications related to our products or the products of our partners. For example, we are involved in interference proceedings related to products based on TRAIL receptor 2 (such as HGS-ETR2 and HGS-TR2J) and opposition and revocation proceedings related to products based on BLyS (such as LymphoStat-B). Any such lawsuit or proceeding may result in a significant commitment of resources in the future. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

We have filed U.S. patent applications with respect to many human genes and their corresponding proteins. We have also filed U.S. patent applications with respect to all or portions of the genomes of several infectious and non-infectious microorganisms. As of February 1, 2007, we had 560 U.S. patents covering genes and proteins. Our remaining applications may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases. In certain instances, we will be dependent upon our collaborators to file and prosecute patent applications.

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

Manufacturing

We are able to manufacture multiple protein and antibody drugs for use in research and clinical activities. We produce and purify these protein and antibody drugs in two process development and manufacturing facilities that total approximately 400,000 square feet and offer both small-scale and large-scale manufacturing capabilities. We do not currently manufacture any products for commercial use.

We are building our manufacturing organization and facilities with the intent of manufacturing our own commercial materials. We have manufacturing capability for the production of protein and antibody drugs for our clinical trials, as well as for preclinical studies. We have expanded our manufacturing facilities as our development pipeline has progressed to allow us to produce larger quantities of protein and antibody drugs for clinical development. In 2005, we completed the construction of a 291,000-square-foot large-scale manufacturing facility to allow for the production of protein and antibody drugs for both clinical and commercial use. We completed the commissioning and validation of this facility in 2006, and successfully manufactured our first cGMP-compliant material at commercial scale. We cannot assure you that we will be able in the future to consistently manufacture our products economically or in compliance with cGMPs and other regulatory requirements. For a description of the financing arrangements for these facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

In the future, we may contract with additional third party manufacturers or develop products with partners and use the partners’ manufacturing capabilities. If we use others to manufacture our products, we will depend on those parties to comply with cGMPs and other regulatory requirements, and to deliver materials on a timely basis. These parties may not perform adequately. Any failures by these third parties may delay our development of products or the submission of these products for regulatory approval.

Marketing

We do not have any marketed products. We have a strategic marketing group to analyze the commercial value of our product portfolio and the competitive environment. The strategic marketing group also analyzes patient needs and customer preferences with respect to our product development and planning. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. GlaxoSmithKline, Novartis and others have co-marketing rights with respect to certain of our products. If we decide to market any products, either independently or together with partners, we will incur significant additional expenditures and commit significant additional management resources to establish a sales and marketing organization. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.

Employees

As of February 1, 2007, we had approximately 770 full-time employees. None of our employees is covered by a collective bargaining agreement and we consider relations with our employees to be good.

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

Our work depends on new, rapidly evolving technologies and on the marketability and profitability of innovative products. Commercialization involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the possibility that:

•	these technologies or any or all of the products based on these technologies will be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;

•	the products, even if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

•	proprietary rights of third parties will prevent us or our collaborators from exploiting technologies or marketing products; and

•	third parties will market superior or equivalent products.

Because we are just becoming a late-stage development company, we cannot be certain that we can develop our business or achieve profitability.

We expect to continue to incur losses and we cannot assure you that we will ever become profitable. We are just beginning late-stage development, and it will be a number of years, if ever, before we are likely to receive revenue from product sales or substantial royalty payments. We will continue to incur substantial expenses relating to research, development and manufacturing efforts and human studies. The development of our products requires significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.

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

During the past several years, we have sharpened our focus on our most promising drug candidates. We have reduced the number of drugs in early development and are focusing our resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In 2004, in order to reduce our expenses significantly, and thus enable us to dedicate more resources to the most promising drugs, we reduced staff, streamlined operations and consolidated facilities. In 2006, we spun off our CoGenesys division as an independent company, in a transaction that was treated as a sale for accounting purposes. The new company will focus on the development of assets that were unlikely to be developed by us.

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

PRODUCT DEVELOPMENT RISKS

Because we have limited experience in developing and commercializing products, we may be unsuccessful in our efforts to do so.

Our ability to develop and commercialize products based on proteins, antibodies and other compounds will depend on our ability to:

•	develop products internally;

•	complete laboratory testing and human studies;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

•	develop, expand and maintain production facilities meeting all regulatory requirements or enter into arrangements with third parties to manufacture our products on our behalf; and

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.

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

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any product, we must demonstrate through laboratory, animal and human studies that the product is both effective and safe for use in humans. We will incur substantial additional expense for and devote a significant amount of time to these studies.

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

To date, data obtained from our clinical trials are not sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. Based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. For example, in 2005, we discontinued our clinical development of LymphoRad131, a product candidate to treat cancer. We have recently suspended further development of HGS-TR2J.

We recently announced the commencement of two Phase 3 clinical development programs for Albuferon and LymphoStat-B. These development programs will include two Phase 3 clinical trials which are large-scale, multi-center trials and more expensive than our Phase 1 and Phase 2 clinical trials. These Phase 3 clinical trials will not be completed until 2009, at the earliest. We cannot assure you that we will be able to complete our Phase 3 clinical trials successfully or obtain FDA approval of Albuferon or LymphoStat-B, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Albuferon and/or LymphoStat-B may be marketed.

We face risks in connection with our ABthrax product in addition to risks generally associated with drug development.

Our entry into the biodefense field with the development of ABthrax presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies, including the U.S. Army, are known to be developing biodefense pharmaceuticals and related products to combat anthrax. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. Government and its agencies, the success of ABthrax will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. In the case of the U.S. Government, executive or legislative action could attempt to impose production and pricing requirements on us. We have entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of ABthrax for the Strategic National Stockpile for use in the treatment of anthrax disease. We will continue to face risks related to animal and human testing, to the manufacture of ABthrax and to FDA concurrence that ABthrax meets the requirements of the contract. If we are unable to meet the product requirements associated with this contract the U.S. Government will not be required to reimburse us for the costs incurred or to purchase any product pursuant to that order.

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

As part of our strategy, we intend to continue to evaluate strategic partnership opportunities and consider acquiring complementary technologies and businesses. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Our current agreements that grant us access to such technology may expire and may not be renewable. Our partners may prove difficult to work with or less skilled than we originally expected. In addition, any past collaborative successes are no indication of potential future success. In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biotechnology and genomics industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration are increased by the need to coordinate geographically separated organizations and address possible differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, to integrate and retain key scientific personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.

Although GSK has agreed to be our partner in the development and commercialization of HGS-ETR1, we may be unable to negotiate an appropriate co-development and co-marketing agreement.

As part of our June 1996 agreement with GSK, we granted a 50/50 co-development and commercialization option to GSK for certain human therapeutic products that successfully complete Phase 2a clinical trials. On August 18, 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1 (mapatumumab) jointly with us. Under the terms of the 1996 agreement, GSK and we will share equally in Phase 3/4 development costs of this product, and will share equally in sales and marketing expenses and profits of any product that is commercialized pursuant to co-development and commercialization agreement, the remaining terms of which are subject to negotiation. We do not know if we will be successful in negotiating this agreement, and if we are unsuccessful, we do not know if, and how, GSK and we will collaborate on this product.

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

Reimbursement payments from our collaborators to fund our late-phase clinical trials will pay for approximately half of our late-phase clinical trial expenses and our ability to develop and commercialize products may be impaired if payments from our collaborators are delayed.

We recently announced the commencement of Phase 3 clinical development programs for both Albuferon and LymphoStat-B. These development programs will include four Phase 3 clinical trials which are large-scale, multi-center trials and will increase our research and development expenses in 2007 as compared to 2006. We will rely on our collaborators to reimburse us for half of these expenses. To execute our Phase 3 clinical trial programs, we need to accelerate the growth of our development organization and increase dependence on third-party contract clinical trial providers. The collaboration agreements with our partners in the development of these two products provide for the reimbursement of half of these increased expenses. However, our collaborators may not agree with us or perform their obligations under our agreements with them. Further, it is difficult to accurately predict or control the amount or timing of these expenses, and uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. As a result, if we are unable to obtain funding under these agreements on a timely basis we may be forced to delay, curtail, or terminate these Phase 3 trials, which could adversely affect our ability to commercialize our products and harm our business.

FINANCIAL AND MARKET RISKS

Because of our substantial indebtedness, we may be unable to adjust our strategy to meet changing conditions in the future.

As of December 31, 2006, we had long-term obligations of approximately $751.5 million. During 2006, we made interest and principal payments of $28.1 million on our indebtedness. Our substantial debt will have several important consequences for our future operations. For instance:

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

Since inception, we have expended, and will continue to expend, substantial funds to continue our research and development programs and human studies. We may need additional financing to fund our operating expenses and capital requirements. We may not be able to obtain additional financing on acceptable terms. If we raise additional funds by issuing equity securities, equity-linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders or the new debt securities may contain restrictive financial covenants.

Our need for additional funding will depend on many factors, including, without limitation:

•	the amount of revenue or cost sharing, if any, that we are able to obtain from our collaborations, any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our development programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	our ability to establish and maintain collaboration partnerships;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims; and

•	scientific progress in our research and development programs.

If we are unable to raise additional funds, we may, among other things:

•	delay, scale back or eliminate some or all of our research and development programs;

•	delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

Some of our operating leases contain financial covenants, which may require us to accelerate payment under those agreements or increase the amount of our security deposits.

Under the leases for some of our equipment and our process development and small-scale manufacturing facility, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. We believe we may not meet the minimum net worth covenant during 2007. In the event we are unable to obtain a waiver for this covenant from our lessors, we may be required to accelerate the payment for certain equipment leases, including any end of lease term purchase obligations, at an aggregate cost of up to $19.5 million. In addition, with respect to the small-scale manufacturing facility lease, we may be required to increase the amount of one of our security deposits by approximately $1.5 million.

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

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings relating to the scope of protection of our patents and those of others. For example, we are involved in European opposition proceedings against issued patents of both Biogen Idec and Zymogenetics, Inc. These patents have claims related to products based on BLyS (such as LymphoStat-B). We have also opposed a European patent issued to Amgen, Inc. related to products based on TRAIL Receptor 2 (such as HGS-ETR2 and HGS-TR2J). Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time- consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

If our patent applications do not result in issued patents, our competitors may obtain rights to and commercialize the discoveries we attempted to patent.

Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and

Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. We are involved in a number of interference proceedings and may be involved in other interference proceedings in the future. For example, we are involved in interferences in the United States with both Genentech, Inc. and Amgen, Inc. related to products based on TRAIL Receptor 2 (such as HGS-ETR2 and HGS-TR2J), an opposition in Australia brought by Genentech, Inc. with respect to our Australian patent application related to products based on TRAIL Receptor 2, and an interference in the United States with Biogen Idec related to products based on BLyS (such as Lymphostat-B). We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in an opposition proceeding brought by Zymogenetics, Inc., Serono S.A. and Eli Lilly and Company with respect to our European patent related to products based on BLyS (such as LymphoStat-B). In addition, Eli Lilly and Company has instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent. A trial date for this revocation is scheduled for mid-summer 2007. We cannot assure you that we will be successful in any of these proceedings.

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

A significant portion of our future revenue may be derived from royalty payments from our collaboration partners. These partners face the same patent protection issues that we and other biotechnology or pharmaceutical firms face. As a result, we cannot assure you that any product developed by our collaboration partners will be patentable, and therefore, revenue from any such product may be limited, which would reduce the amount of any royalty payments. We also rely on our collaboration partners to effectively prosecute their patent applications. Their failure to obtain or protect necessary patents could also result in a loss of royalty revenue to us.

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

We depend on our senior executive officers as well as other key personnel. If any key employee decides to terminate his or her employment with us, this termination could delay the commercialization of our products or prevent us from becoming profitable. We have not purchased key-person life insurance on any of our executive officers or key personnel, and therefore may not have adequate funds to find acceptable replacements for them. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to complete human studies successfully and develop marketable products.

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

We have not yet manufactured any products for commercial use and have limited experience in manufacturing materials suitable for commercial use. We have completed construction and validation of a large-scale manufacturing facility to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with cGMP requirements for commercial production. We may not be able to successfully establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.

While we are expanding our manufacturing capabilities, we have previously contracted and may in the future contract with third party manufacturers or develop products with collaboration partners and use the collaboration partners’ manufacturing capabilities. If we use others to manufacture our products, we will depend on those parties to comply with cGMPs, and other regulatory requirements and to deliver materials on a timely basis. These parties may not perform adequately. Any failures by these third parties may delay our development of products or the submission of these products for regulatory approval.

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

Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. From January 1, 2006 through December 31, 2006, the closing price of our common stock has been as low as $8.46 per share and as high as $13.83 per share. The market price of our common stock could fluctuate widely because of:

•	future announcements about our company or our competitors, including the results of testing, technological innovations or new commercial products;

•	negative regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ products;

•	changes in government regulations;

•	developments in our relationships with our collaboration partners;

•	developments affecting our collaboration partners;

•	announcements relating to health care reform and reimbursement levels for new drugs;

•	our failure to acquire or maintain proprietary rights to the gene sequences we discover or the products we develop;

•	litigation; and

•	public concern as to the safety of our products.

The stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many emerging and biotechnology companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than you expected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease and occupy approximately 935,000 square feet of laboratory, manufacturing and office space in Rockville, Maryland. Our space includes approximately 235,000 square feet of laboratory space, approximately 400,000 square feet of manufacturing and manufacturing support space and approximately 300,000 square feet of office space. In addition, we have or intend to have sublease arrangements for an additional 225,000 square feet of laboratory and manufacturing space that we currently have under lease but is not utilizing.

In 2006 we completed validation of a 291,000-square-foot large-scale manufacturing facility and placed the facility into operational service in the second half of 2006. This manufacturing facility will allow us to produce larger quantities of our antibody drugs for both clinical development as well as later for commercial sale.

We anticipate that existing commercial real estate or the available land located at our laboratory and office campus will enable us to continue to expand our operations in close proximity to one another. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various claims and legal proceedings from time to time. We are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER’S MATTERS

Our common stock is traded on the NASDAQ Global Market under the symbol HGSI. The following table presents the quarterly high and low closing prices as quoted by NASDAQ.

	High	Low

2005
First Quarter	$12.95	$9.08
Second Quarter	$11.58	$9.12
Third Quarter	$15.08	$11.68
Fourth Quarter	$14.06	$7.75

2006
First Quarter	$13.80	$8.46
Second Quarter	$11.90	$9.80
Third Quarter	$11.97	$9.40
Fourth Quarter	$13.83	$11.90

As of January 31, 2007, there were approximately 745 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future, in part because existing contractual agreements prohibit such dividends. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ U.S. Stock Market Total Return Index (the “TRI”) and the NASDAQ Pharmaceutical Index (the “NPI”). The comparison assumes $100 was invested on December 31, 2001 in our Common Stock and in each of the foregoing indices and assumes the reinvestment of dividends, if any.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We present below our selected consolidated financial data for the years ended December 31, 2006, 2005 and 2004, and as of December 31, 2006 and 2005, which have been derived from the audited consolidated financial statements included elsewhere herein and should be read in conjunction with such consolidated financial statements and the accompanying notes. We present below our selected financial data for the years ended December 31, 2003 and 2002, and as of December 31, 2004, 2003 and 2002, which have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share and ratio data)

Statement of Operations Data:

Revenue — research and development contracts	$25,755	$19,113	$3,831	$8,168	$3,568

Costs and expenses:
Research and development:
Direct expenditures	209,242	228,717	219,549	191,483	191,162
Charge for construction design changes	—	—	—	—	14,238

Total research and development	209,242	228,717	219,549	191,483	205,400
General and administrative	53,101	42,066	35,728	43,608	44,175
Lease termination and restructuring charges	29,510	—	15,408	—	—

Total costs and expenses	291,853	270,783	270,685	235,091	249,575

Income (loss) from operations	(266,098)	(251,670)	(266,854)	(226,923)	(246,007)

Net investment income	166	12,133	21,267	40,508	58,449
Gain on sale of equity investments	14,759	1,302	256	1,091	—
Gain (loss) on extinguishment of debt	—	(1,204)	2,433	—	—
Charge for impaired investment	—	—	—	—	(32,158)

Income (loss) before taxes	(251,173)	(239,439)	(242,898)	(185,324)	(219,716)
Provision for income taxes	—	—	—	—	—

Net income (loss)	$(251,173)	$(239,439)	$(242,898)	$(185,324)	$(219,716)

Net income (loss) per share, basic and diluted(1)	$(1.91)	$(1.83)	$(1.87)	$(1.44)	$(1.71)

Other Data:
Ratio of earnings to fixed charges	—	—	—	—	—
Coverage deficiency(1)	$(251,173)	$(239,439)	$(242,898)	$(185,324)	$(219,716)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA, CONTINUED

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share and ratio data)

Balance Sheet Data:

Cash, cash equivalents, short-term investments, marketable securities and restricted investments(2)	$763,084	$646,220	$952,686	$1,262,458	$1,491,740
Total assets(3)	1,149,668	997,046	1,249,385	1,466,204	1,662,187
Total debt and capital lease, less current portion(3)	751,526	510,000	505,131	503,664	503,281
Accumulated deficit	(1,620,381)	(1,369,208)	(1,129,769)	(886,871)	(701,547)
Total stockholders’ equity	213,923	416,966	656,047	903,333	1,100,553

(1)	For 2006, amounts include charges for lease termination and restructuring of $29,510, or $0.23 per share, that is partially offset by a gain on sale of equity investment of $14,759 or $0.12 per share. For 2005, amounts include a loss on extinguishment of debt of $1,204, or less than $0.01 per share. For 2004, amounts include a net charge of $12,975, or $0.10 per share, arising from a charge for restructuring of $15,408, or $0.12 per share, that is partially offset by a gain on extinguishment of debt of $2,433, or $0.02 per share. For 2002, amounts include charges aggregating $46,396, or $0.36 per share, arising from a charge for an impaired investment and a charge for construction design changes of $32,158, or $0.25 per share, and $14,238, or $0.11 per share, respectively.

(2)	“Cash, cash equivalents, short-term investments, marketable securities and restricted investments” for 2006, 2005, 2004, 2003 and 2002 includes $61,165, $220,171, $215,236, $280,776 and $205,352 respectively, of restricted investments relating to certain leases.

(3)	“Total assets” for 2006, 2005, 2004, 2003 and 2002 includes $61,165, $220,171, $215,236, $280,776 and $205,352 respectively, of restricted investments relating to certain leases. “Total debt and capital lease, less current portion” for 2006, 2005, 2004, 2003 and 2002 does not include any operating lease obligations under various facility and equipment lease arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Human Genome Sciences is a commercially focused drug development company with three products advancing into late-stage clinical development. We also have a pipeline of novel compounds in earlier stages of clinical development in oncology, immunology and infectious disease. Additional products are in clinical development by companies with which we are collaborating. Our mission is to apply great science and great medicine to bring innovative drugs to patients with unmet medical needs.

We have developed and continue to enhance the resources necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company. We have expanded our manufacturing facilities to allow us to produce larger quantities of therapeutic protein and antibody drugs for clinical development. We have completed construction and validation of a large-scale manufacturing facility to increase our capacity for therapeutic protein and antibody drug production. We placed the facility, which we recently sold and leased back under a long-term lease, into operational service in the third quarter of 2006. We are continuing to build our commercial manufacturing staff, and our intent is to add marketing and sales staff as needed as our products approach commercialization.

We have relationships with leading pharmaceutical and biotechnology companies to leverage our strengths and to gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide us, and have provided us, with research funding, licensing fees, milestone payments and royalty payments as products are developed and commercialized. In some cases, we also are entitled to certain commercialization, co-development, revenue sharing and other product rights.

We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements.

During the second quarter of 2006, we entered into a collaboration agreement with Novartis International Pharmaceutical, Ltd. (“Novartis”). Under this agreement, Novartis will co-develop and co-commercialize Albuferon and share equally in development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement and are recognizing this payment as revenue ratably over the estimated development period of approximately four years ending in 2010. Including this up-front fee, we are entitled to payments aggregating $507.5 million upon the successful attainment of certain milestones. We attained our first milestone near the end of 2006 and received $47.5 million for this milestone during the first quarter of 2007. We will be recognizing this payment as revenue ratably over the estimated remaining development period. We may not receive any future payments and may not be able to enter into additional collaboration agreements.

In the third quarter of 2005, GlaxoSmithKline (“GSK”) exercised its option to co-develop and co-
commercialize two of our products, LymphoStat-B and HGS-ETR1. In accordance with a co-development and co-
commercialization agreement signed during the third quarter of 2006 related to LymphoStat-B, we and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We received a $24.0 million payment during the third quarter of 2006 as partial consideration for entering into this agreement with respect to LymphoStat-B and are recognizing this payment as revenue ratably over the estimated development period of approximately four years ending in 2010. The terms of our agreement with respect to HGS-ETR1 are to be negotiated by the parties.

We have entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, with the U.S. Government. Under the first phase of the contract, we have supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. In the second quarter of 2006, under the second phase of the contract, the U.S. Government exercised its option to purchase 20,001 treatment courses of ABthrax for the Strategic National Stockpile. We expect to receive approximately $165.0 million from this contract, following delivery and licensure. We have

Overview (continued)

started manufacturing and continue to work towards FDA approval of ABthrax. We do not know whether we will be able to obtain the necessary regulatory approval for this product and deliver the order to the U.S. Government.

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

We have recorded stock-based employee compensation expense of $26.1 million for the year ended December 31, 2006 related to our employee stock incentive and employee stock purchase plans. Prior to January 1, 2006, we accounted for those plans under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The total compensation cost related to non-vested awards not yet recognized amounted to $37.8 million at December 31, 2006. This cost is expected to be recognized over a vesting period of approximately 2.8 years.

Critical Accounting Policies and the Use of Estimates

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. See Note B, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements for further discussion.

Critical Accounting Policies and the Use of Estimates (continued)

We currently believe the following accounting policies to be critical:

Investments.  We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We carry our investments at their respective fair values, except for our $14.8 million investment in CoGenesys, which is carried at historical cost because it is a privately held company and for which no quoted market price is available. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including but not limited to the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and our intent and ability to hold the security until the market values recover, which may be maturity. If management determines that such an impairment exists we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a short-term investment or marketable security prior to maturity, we classify our short-term investments and marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. If we held investments that were classified as “held-to-maturity” securities, these would be carried at amortized cost rather than at fair market value. If we held investments that were classified as “trading” securities, these would be carried at fair market value, with a corresponding adjustment to earnings for any change in fair market value. We classify those marketable securities that are likely to be used in operations within one year as short-term investments. Those marketable securities in which we have both the ability to hold until maturity and have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as non-current marketable securities. We monitor the equity activity of the CoGenesys investment on a regular basis to determine whether any impairment in its value has occurred.

Leases.  We lease various real properties under operating leases that generally require us to pay taxes, insurance and maintenance. During the second quarter of 2006, we terminated one lease agreement (the “Traville lease”) with Wachovia Development Corporation (“WDC”), which had been structured as a synthetic lease and had been accounted for as an operating lease. In place of the Traville synthetic lease, we entered into a 20-year lease agreement with BioMed, which acquired the Traville facility from WDC. We account for the new lease with BioMed as an operating lease.

During the second quarter of 2006 and as described further in Note I, Long-Term Debt, of the Notes to the Consolidated Financial Statements, we sold our LSM facility and headquarters land to BioMed, and simultaneously agreed to lease such assets back over a period of 20 years. We accounted for this transaction in accordance with SFAS No. 98, Accounting For Leases: Sale-Leaseback Transactions Involving Real Estate. Because we have continuing involvement with the properties and an option to repurchase such assets, we recorded the sale and leaseback of these assets as a financing transaction and accordingly recorded the allocated sale proceeds as outstanding debt on our balance sheet. We will account for future lease payments under the related lease agreements as principal and interest payments on this debt. We retained ownership of approximately $36.5 million in equipment located at the LSM, which is required to be kept in place during the lease term or upon any expiration, termination or default.

Impairments of long-lived assets.  Long-lived assets to be held and used, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount the assets, the assets are written down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell. During 2006 we recorded exit and impairment charges of

Critical Accounting Policies and the Use of Estimates (continued)

approximately $9.2 million and $3.5 million relating to certain space in our Traville headquarters and certain laboratory space, respectively.

Revenue.  Our revenue recognition policies for all non-refundable up-front license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition (“SAB No. 104”). In addition, we follow the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, for multiple element revenue arrangements entered into or materially amended after June 30, 2003. EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement. Under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting, non-refundable up-front license fees are deferred and recognized as revenue on a straight-line basis over the expected term of our continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. If not deemed substantive, we would recognize such milestone as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and, (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing research and development or other services are priced at fair value. Payments received in advance of work performed are recorded as deferred revenue.

Our up-front license fee with Novartis in connection with our Albuferon product is being recognized ratably over an estimated four-year clinical development period. To the extent we achieve the clinical development milestones set forth in the Novartis agreement, these will be recognized ratably over the remaining estimated clinical development period from the date of attainment. Our initial payment from GSK in connection with LymphoStat-B is being recognized ratably over the estimated four-year clinical development period. Our up-front license fee with GSK in connection with Albugon (“GSK716155”) is being recognized ratably over the estimated seven-year clinical development period. Our revenues with Transgene, S.A. (“Transgene”) are being recognized on a straight-line basis over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. Our revenues with CoGenesys, as they relate to the intellectual property license, are being recognized on a straight-line basis over the three-year period covered by the manufacturing services agreement. Our other revenues in 2006, 2005 and 2004 have been recognized in full upon receipt, as we have no continuing obligation.

Research and Development.  Research and development expenses primarily include related salaries, outside services, materials and supplies, and allocated facility costs. Such costs are charged to research and development expense as incurred. Our drug development expenses include accruals for clinical site and clinical research organization (“CRO”) costs. Estimates of the incurred to date but not yet received invoices must be made for clinical site and CRO costs in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Reimbursement of research and development expenses received in connection with collaborative cost-sharing agreements is recorded as a reduction of such expenses.

Stock Compensation.  We have a stock incentive plan (the “Plan”) under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the quoted market value on the date of grant. The Plan also provides for awards in the form of stock appreciation rights, restricted (non-vested) or unrestricted stock awards, stock-equivalent units or performance-based stock awards.

Critical Accounting Policies and the Use of Estimates (continued)

Prior to January 1, 2006, we accounted for the Plan under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS No. 123. No stock-based compensation expense related to employee stock option awards was recognized in the consolidated statement of operations for the years ended December 31, 2005 and 2004 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective method. Under the modified-prospective method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards that were granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We use the Black-Scholes-Merton model to estimate the fair value of our option grants. The fair value calculated by this model is a function of several factors, including grant price, the risk-free interest rate, the estimated term of the option and the estimated future volatility of the option. In the event any of these inputs increases from 2006 levels, the fair value of new stock options on a per share basis will increase. The estimated term and estimated future volatility of the option require our judgment. The aggregate stock option expense to be recognized in 2007 and future years is a function of the fair value associated with the vesting of existing grants as well as the new grants. This aggregate option expense may increase or decrease depending upon the quantity of options vesting and their relative fair value, net of option cancellations. We have provided pro forma disclosures in the notes to the consolidated financial statements of our net loss and net loss per share for the years ended December 31, 2005 and 2004 as if we used the fair value method under FAS 123.

We account for equity instruments issued to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our income (loss) from operations, income (loss) before taxes and net income (loss) for the year ended December 31, 2006 was $26.1 million lower than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share, as reported, for the year ended December 31, 2006 were $0.20 lower as a result of adopting SFAS No. 123(R). Our cash flows from operations and from financing activities were not affected by the adoption of SFAS No. 123(R).

Use of Estimates.  In 2006, we exited certain facilities and in 2004, we engaged in restructuring actions and activities associated with expense reduction measures and operational improvement initiatives. These actions required us to make significant estimates in several areas including severance and other employee separation costs, the realizable values of assets deemed redundant or excess and the ability to generate sublease income which involves judgment as to our ability to terminate lease obligations at the amounts we have estimated. At December 31, 2004, the restructuring liability of $10.5 million represented our best estimate of the obligations we expected to incur in connection with these actions, but was subject to change due to various factors including market conditions and the outcome of negotiations with third parties. Most of the transactions with respect to the 2004 restructuring have been completed and settled at amounts that approximated their estimates. We recorded an initial liability of approximately $9.0 million in lease-related costs, excluding $3.7 million in asset impairments with respect to our 2006 exit activities. Should the balance of the current and non-current liability of approximately $10.4 million as of December 31, 2006 differ from our estimates, the amount of such charges could be materially impacted.

Results of Operations

Years Ended December 31, 2006 and 2005

Revenues.  We had revenues of $25.8 million and $19.1 million for the years ended December 31, 2006 and 2005, respectively. Revenues for the year ended December 31, 2006 consisted primarily of $12.4 million in revenue recognized from GSK, consisting of $7.7 million related to GSK716155, including a $6.0 million milestone received and recognized, $2.7 million related to straight-line recognition of up-front license fees for LymphoStat-B, and $2.0 million related to milestones met for two other products under GSK development, revenue recognized from Novartis related to Albuferon of $7.1 million for the straight-line recognition of up-front license fees and a milestone reached in 2006, revenue recognized from Transgene of $2.6 million and revenue recognized from CoGenesys, a related party, of $1.9 million.

The 2005 revenues of $19.1 million consisted primarily of the recognition of $12.0 million of milestone payments from GSK related to GSK716155 and the recognition of $2.6 million from our collaboration with Transgene. Effective with the sale of our investment in Transgene in 2005, Transgene is no longer a related party. For the year ended December 31, 2005, revenue from Transgene of $1.9 million is considered to be related party revenue.

Expenses.  Research and development expenses were $209.2 million for the year ended December 31, 2006 as compared to $228.7 million for the year ended December 31, 2005. Research and development expenses included stock-based compensation expense of $16.1 million for the year ended December 31, 2006. Our research and development expenses for the year ended December 31, 2006 are net of $22.9 million and $10.2 million of costs reimbursed by Novartis and GSK respectively, and $4.8 million of cost reimbursement from CoGenesys.

We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development costs.

Our research costs amounted to $20.0 million for the year ended December 31, 2006 as compared to $35.4 million for the year ended December 31, 2005. This decrease is due to reduced research activities arising from the sale of the CoGenesys division in the second quarter of 2006 and the reimbursement of $4.8 million for CoGenesys’ research expenses incurred from January through May 2006. The reduction in research expenses was partially offset by $1.7 million of stock-based compensation expense recognized for the year ended December 31, 2006. Our research costs for the year ended December 31, 2006, are net of $1.4 million of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $32.0 million for the year ended December 31, 2006 from $37.8 million for the year ended December 31, 2005. Reduced process development activities for HGS-ETR2, LymphoStat-B and HGS-ETR1 were partially offset by increased activity for ABthrax and Albuferon and $2.5 million of stock-based compensation expense recognized for the year ended December 31, 2006. Pharmaceutical sciences costs for the year ended December 31, 2006 are net of $4.1 million of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

Our manufacturing costs increased to $85.6 million for the year ended December 31, 2006 from $72.4 million for the year ended December 31, 2005. This increase is primarily the result of increased production activities for LymphoStat-B, Albuferon and ABthrax, along with costs of putting the LSM facility into service during 2006 and $4.9 million in stock-based compensation expense recognized for the year ended December 31, 2006, partially offset by collaborative cost reimbursements and decreased costs related to HGS-ETR2, Albugon and HGS-ETR1. Our manufacturing costs for the year ended December 31, 2006 are net of $7.9 million of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

Our clinical development costs decreased to $71.6 million for the year ended December 31, 2006 from $83.1 million for the year ended December 31, 2005. This decrease is primarily due to a decline in Phase 2 trial activity for the LymphoStat-B and Albuferon studies, HGS-ETR1 and collaborative cost reimbursements, partially offset by stock-based compensation expense of $7.0 million recognized for the year ended December 31, 2006. Our

Results of Operations (continued)

Years Ended December 31, 2006 and 2005 (continued)

clinical development costs for the year ended December 31, 2006 are net of $19.7 million of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

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

General and administrative expenses increased to $53.1 million for the year ended December 31, 2006 from $42.1 million for the year ended December 31, 2005. This increase is primarily due to stock-based compensation expense related to employee stock options of $10.0 million and increased facility and other costs, partially offset by the absence of a stock modification charge in 2006. General and administrative expenses for the year ended December 31, 2005 include a $7.0 million charge arising from the modification of a stock option agreement for a key officer as described more fully in Note K, Stockholders’ Equity, of the Notes to the Consolidated Financial Statements.

The lease termination and restructuring charges of $29.5 million for the year ended December 31, 2006 consist of a lease termination charge of $16.8 million related to the BioMed financing as described further below, and exit and impairment charges of approximately $12.7 million related to space no longer in use at our headquarters location and a small laboratory building.

With respect to the lease termination charge, we entered into a purchase and sale agreement with BioMed and sold or caused to be sold our headquarters and LSM facility and concurrently entered into long-term lease agreements with BioMed for the two facilities. We recorded a facility financing charge of approximately $16.8 million related this agreement, which included a non-cash $15.0 million lease termination charge related to the prior headquarters lease.

The headquarters-related exit and impairment charges are based upon our determination that we could meet our clinical drug manufacturing requirements for the foreseeable future within our LSM and small-scale manufacturing facilities. As a result, we exited certain clinical manufacturing space at our headquarters facility during the fourth quarter of 2006 and recorded exit and impairment charges of approximately $9.2 million. We recorded additional exit and impairment charges of approximately $3.5 million related to the consolidation during 2006 of a small laboratory building into our headquarters and LSM. No facility-related charges were incurred in 2005. See Note N, Facility-Related Exit Costs and Other Restructuring Charges, of the Notes to the Consolidated Financial Statements for additional discussion.

Investment income increased to $27.1 million for the year ended December 31, 2006 from $25.5 million for the year ended December 31, 2005. The increase is primarily due to rising interest rates in our portfolio, partially offset by average lower balances of cash, short-term investments and marketable securities. Investment income also includes realized net losses on our short-term investments, marketable securities and restricted investments of $0.7 million for the year ended December 31, 2006 as compared to net losses of $2.2 million for the year ended December 31, 2005. The yield on our investments was 3.9% for the year ended December 31, 2006, as compared to 3.0% for the year ended December 31, 2005. We believe investment income will be higher in 2007 as a result of higher average balances and higher yields than 2006.

Interest expense increased to $27.0 million for the year ended December 31, 2006 compared to $12.1 million for the year ended December 31, 2005, primarily due to interest expense on the debt associated with the sale and leaseback of the LSM facility to BioMed. We sold the LSM facility to BioMed during the second quarter of 2006 in a sale-leaseback transaction that was recorded as a financing transaction for accounting purposes, resulting in additional debt being recorded at the time of sale. Interest expense for the years ended December 31, 2006 and 2005 is net of interest capitalized of $2.5 million and $5.8 million respectively, in connection with the construction of our LSM facility. No interest expense was capitalized in the third and fourth quarters of 2006 as we placed the LSM

Results of Operations (continued)

Years Ended December 31, 2006 and 2005 (continued)

facility in service and ceased capitalization of interest at the end of the second quarter. Interest expense, before capitalized interest, was $29.5 million and $17.9 million for the years ended December 31, 2006 and 2005, respectively. We expect our 2007 interest expense to increase by approximately $10.4 million over 2006 levels as a result of the additional debt associated with the sale and leaseback transaction as described above.

The gain on sale of investment of $14.8 million during 2006 relates to the sale of our remaining equity interest in Cambridge Antibody Technology Ltd. (“CAT”), a long-term investment, for net proceeds of $24.1 million compared to a cost basis of $9.3 million.

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

Net Income (Loss).  We recorded a net loss of $251.1 million, or $1.91 per share, for the year ended December 31, 2006, compared to a net loss of $239.4 million, or $1.83 per share, for the year ended December 31, 2005. The increased loss for 2006 compared to 2005 is primarily due to lease termination and impairment charges of $29.5 million, or $0.23 per share, increased interest expense of $14.9 million, or $0.11 per share, arising primarily from the debt associated with the BioMed transaction, the recognition of $26.1 million, or $0.20 per share, of stock-based compensation expense related to employee stock options, which arose in connection with the adoption of SFAS No. 123(R) effective January 1, 2006, partially offset by the $14.8 million, or $0.11 per share, gain from the sale of our investment in CAT and decreased research and development activities arising from the sale of our CoGenesys division. The net loss for the year ended December 31, 2005 included a non-cash stock option modification charge of $7.0 million or $0.05 per share, related to the departure of two senior executives.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the year ended December 31, 2006, is approximately $26.1 million, or $0.20 per share, lower than if we had continued to account for stock-based compensation under APB No. 25. For the year ended December 31, 2005, if we had accounted for employee stock options under the recognition provisions of SFAS No. 123, we would have recognized approximately $44.9 million, or $0.34 per share, of additional expense.

Years Ended December 31, 2005 and 2004

Revenues.  We had revenues of $19.1 million and $3.8 million for the years ended December 31, 2005 and December 31, 2004, respectively. The 2005 revenues consisted primarily of the recognition of $12.0 million of milestone payments from GSK related to our October 2004 outlicensing agreement for GSK716155 and the recognition of $2.6 million from our collaboration with Transgene. The 2004 revenues consisted primarily of the recognition of $2.6 million from Transgene and a $1.0 million milestone payment from GSK relating to our 1996 agreement with GSK.

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

Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $37.8 million for the year ended December 31, 2005 from $49.9 million for the

Results of Operations (continued)

Years Ended December 31, 2005 and 2004 (continued)

year ended December 31, 2004. This decrease is due primarily to the decline in activity for LymphoStat-B, HGS-TR2J, and HGS-ETR1, partially offset by increased activity for Albuferon.

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

The lease termination and restructuring charges of $15.4 million for the year ended December 31, 2004 related to our first quarter of 2004 decision to sharpen our focus on our most promising drug candidates. In order to reduce significantly future expenses, and thus enable us to dedicate more resources to the most promising drugs, we reduced staff, streamlined operations and consolidated facilities. The charge consisted of $7.7 million for the consolidation of facilities, $5.2 million related to the retirement of our former Chairman and CEO and $2.5 million for employee severance benefits. See Note N, Facility and Restructuring Charges, of the Notes to the Consolidated Financial Statements for additional discussion.

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

Investment income decreased to $25.5 million for the year ended December 31, 2005 from $40.6 million for the year ended December 31, 2004, due to lower average cash, short-term investment and marketable security balances and reduced yield due to declining interest rates in our portfolio. Investment income also includes realized net losses on our short-term investments, marketable securities and restricted investments of $2.2 million and a realized net gain of $1.3 million relating to the sale of our equity investment in Transgene for 2005. This compares to a net realized gain of $4.6 million along with a realized net gain of approximately $0.2 million relating to sale of our equity investments in Ciphergen Biosystems, Inc., Cambridge Antibody Technology Ltd. and Transgene during 2004. See Note C, Investments, of the Notes to the Consolidated Financial Statements for additional discussion. The yield on our investments was 3.0% for the year ended December 31, 2005, as compared to 3.7% for the year ended December 31, 2004. Our average cash balance decreased during 2005 as a result of our net loss and capital expenditures in 2005.

Interest expense decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to the replacement of existing debt with more favorable interest-bearing notes in 2004 and 2005. Interest expense, before capitalized interest, was $17.9 million and $22.9 million for the years ended December 31, 2005 and 2004, respectively.

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

Results of Operations (continued)

Years Ended December 31, 2005 and 2004 (continued)

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

Net Income (Loss).  We recorded a net loss of $239.4 million, or $1.83 per share, for the year ended December 31, 2005, compared to a net loss of $242.9 million, or $1.87 per share, for the year ended December 31, 2004. The decreased loss for 2005 compared to 2004 reflects increased revenues and the absence of restructuring charges, partially offset by increased operating expenses and reduced net investment income. The increased operating expenses for 2005 primarily include an increase in clinical development costs and a non-cash stock option modification charge of $7.0 million related to the departure of two senior executives, partially offset by decreases in other areas.

Liquidity and Capital Resources

We had working capital of $300.1 million at December 31, 2006 as compared to $128.9 million at December 31, 2005. The increase in working capital is primarily due to the proceeds from the sale-leaseback of our LSM facility, release of restricted investments related to the termination of our former Traville facility lease, and receipt of license fees from Novartis and GSK, partially offset by our net loss and new collateral required under our BioMed leases. See Note D, Collaborations and U.S. Government Agreement and Note J, Commitments and Other Matters of the Notes to the Consolidated Financial Statements for additional discussion.

We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on manufacturing and clinical trials required for the development of our active product candidates. We may continue to improve our working capital position during 2007 through the receipt of collaboration fees or financing activities. In the event our working capital needs for 2007 exceed our available working capital, after these or other initiatives, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. We will be evaluating our working capital position on a continual basis.

The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We have initiated one Phase 3 trial, initiated screening in 2006 and dosed the first patient in February 2007 on a second Phase 3 trial and have several ongoing Phase 1 and Phase 2 trials and expect to initiate additional trials in the future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase 1, Phase 2 and Phase 3 trials could span one year, one to two years and two to four years, respectively. Some trials may take considerably longer to complete.

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

Liquidity and Capital Resources (continued)

Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of December 31,(2)
Product Candidate(1)	Indication	2006	2005	2004

ACTIVE CANDIDATES:
Albumin Fusion Proteins:
Albuferon	Hepatitis C	Phase 3	Phase 2	Phase 2
Antibodies:
LymphoStat-B	Systemic Lupus Erythematosus	Phase 2(3)	Phase 2	Phase 2
LymphoStat-B	Rheumatoid Arthritis	Phase 2(4)	Phase 2	Phase 2
HGS-ETR1	Cancer	Phase 2	Phase 2	Phase 2
HGS-ETR2	Cancer	Phase 1	Phase 1	Phase 1
HGS-TR2J	Cancer	Phase 1(5)	Phase 1	Phase 1
CCR5 mAb	HIV	(6)	Phase 1	—
ABthrax	Anthrax	(7)	(7)	(7)

INACTIVE CANDIDATES:
Therapeutic proteins:
BlyS	Immunodeficiency	(8)	(8)	(8)
Mirostipen	Cancer	(8)	(8)	(8)
Repifermin	Mucositis	(8)	(8)	(8)
Repifermin	Wound Healing	(8)	(8)	(8)
Albumin Fusion Proteins:
Albuleukin	Cancer	(8)	(8)	(8)
Other:
LymphoRad131	Cancer	(9)	(9)	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Initial Phase 2 trial completed; Phase 3 enrollment initiated in 2006; patient dosing began in February 2007.

(4)	Initial Phase 2 trial completed; extension safety study ongoing.

(5)	Clinical development suspended in 2006.

(6)	Initial Phase 1 trial completed, further development under review.

(7)	U.S. Government has executed the second phase of the contract in 2006, placing an order for 20,001 doses of ABthrax. In addition, clinical development and manufacturing activities are underway. As of December 31, 2005, only the first phase of the contract (comparative testing) had been executed.

(8)	Clinical development discontinued in 2004 or prior.

(9)	Clinical development discontinued in 2005.

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

Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize Albuferon. Under this agreement, we will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We are entitled to receive milestones aggregating approximately $507.5 million, including a non-refundable up-front license fee of $45.0 million, which we received in the second quarter of 2006. During the fourth quarter of 2006 we billed Novartis $47.5 million for milestone payments associated with dosing the first patient in the Albuferon Phase 3 clinical trial, which we received in January 2007. We and Novartis will share equally in development costs. In 2006, we entered into a licensing agreement with GSK with respect to LymphoStat-B and received a payment of $24.0 million. We and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. During 2006, we billed or received approximately $33.1 million from Novartis and GSK with respect to our cost sharing agreements.

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

Liquidity and Capital Resources (continued)

We have certain contractual obligations which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets. See “Off-Balance Sheet Arrangements” for discussion of our former Traville headquarters lease. Debt associated with the sale and accompanying leaseback of our LSM facility to BioMed in the second quarter of 2006 is recorded on our balance sheet as of December 31, 2006. Under the LSM lease, we have an option to purchase the property between 2007 and 2010 at prices ranging between approximately $230.0 million and $269.5 million, depending upon when we exercise this option. We have an option to purchase the Traville facility in 2016 for $303.0 million.

Our contractual obligations as of December 31, 2006 are summarized as follows:

	Payments Due by Period
		One Year	Two to	Four to	After
	Total	or Less	Three Years	Five Years	Five Years
	(dollars in millions)

Contractual Obligations
Long-term debt — convertible notes(1)	$572.6	$11.5	$23.0	$303.0	$235.2
Long term debt — BioMed(2)	541.8	23.1	47.6	49.5	421.5
Capital lease obligation	0.6	0.2	0.4	—	—
Operating leases(3)	482.8	30.6	56.7	46.6	348.9
Unconditional purchase obligations(4)	1.6	1.6	—	—	—
Other long-term liabilities reflected on our balance sheets(5)	—	—	—	—	—

Total contractual cash obligations(6)	$1,599.4	$67.0	$127.7	$399.1	$1,005.6

(1)	Contractual interest obligations related to our convertible subordinated notes included above total $62.7 million as of December 31, 2006. Contractual interest obligations of $11.5 million, $23.0 million, $23.0 million and $5.2 million are due in one year or less, two to three years, four to five years and after five years, respectively.

(2)	Contractual interest obligations related to BioMed are included above and aggregate $488.7 million as of December 31, 2006. Contractual interest obligations of $23.1 million, $47.6 million, $49.5 million and $368.5 million are due in one year or less, two to three years, four to five years and after five years, respectively.

(3)	Includes Traville headquarters operating lease with BioMed with aggregate payments of $394.9 million. Lease payments of $16.9 million, $34.7 million, $36.1 million, and $307.2 million are due in one year or less, two to three years, four to five years and after five years, respectively. The operating lease obligations shown above are the gross amounts, not considering sublease income. Contractual sublease income of $1.7 million, $2.9 million, $2.5 million and $1.3 million is due in one year or less, two to three years, four to five years and after five years, respectively. Certain of our operating leases contain financial covenants with respect to minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. We believe we may not be able to meet the minimum net worth covenants during 2007. In the event we are unable to obtain a waiver for this covenant from our lessors, we may be required to accelerate the payment for certain equipment leases, including any end of lease term purchase obligations, at an aggregate cost of up to $19.5 million. In addition, with respect to one facility lease, we may be required to increase the amount of our security deposit by approximately $1.5 million.

(4)	Our unconditional purchase obligations relate to commitments for capital expenditures.

Liquidity and Capital Resources (continued)

(5)	In the event we reach certain development milestones for Albuferon, LymphoStat-B and ABthrax, such as successful completion of Phase 3 trials or regulatory approval, we would be obligated to make payments of up to $13.0 million over the next five years. Our other products are in either Phase 1 or Phase 2 and would also obligate us to make certain milestone payments should they reach Phase 3 or regulatory approval. These other payments could result in aggregate milestone payments of $21.0 million. Because we cannot forecast with any degree of certainty whether any of our products will reach these milestones, we have excluded these amounts and any royalty payments from the above table.

(6)	For additional discussion of our debt obligations and lease commitments, see Note I, Long-Term Debt and Note J, Commitments and Other Matters, of the Notes to the Consolidated Financial Statements.

As of December 31, 2006, we had net operating loss carry forwards for federal income tax purposes of approximately $1.4 billion, which expire, if unused, by the year 2026. We also have available research and development tax credit and other tax credit carry forwards of approximately $59.7 million, the majority of which will expire, if unused, by the year 2026.

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

Off-Balance Sheet Arrangements

During the second quarter of 2006, we terminated one lease agreement (the “Traville lease”) with WDC, which had been structured as a synthetic lease and had been accounted for as an operating lease. None of our directors, officers or employees had any financial interest with regard to this lease arrangement.

The Traville lease had a term of approximately seven years beginning in 2003 and related to a research and development and administrative facility located on the Traville site in Rockville, Maryland. The total financed cost of the Traville lease facility was $200.0 million. Our rent obligation approximated the lessor’s debt service costs plus a return on the lessor’s equity investment.

In place of the Traville synthetic lease, we entered into a twenty-year lease agreement with BioMed, which acquired the Traville facility from WDC. We have accounted for the BioMed lease as an operating lease. Initial annual rental payments under this lease are approximately $16.7 million and will escalate at 2% per year. Aggregate rent payments for the remainder of the lease term will be approximately $394.9 million. Under the new Traville lease, we have the option to purchase the property in 2016 for approximately $303.0 million. In addition, we are obligated to acquire certain leased equipment located at the Traville facility upon lease expiration for approximately $4.4 million.

We are required to maintain restricted investments of at least $46.0 million, or $39.5 million if in the form of cash, with respect to the BioMed leases and an additional $15.0 million in restricted investments with respect to lease agreements covering our existing process development and manufacturing facility. These restricted investments will serve as collateral for the duration of the leases. Our restricted investments for all of these leases aggregated approximately $61.2 million as of December 31, 2006 compared to approximately $220.2 million as of December 31, 2005. The decrease in restricted investments is attributable to the termination of our former Traville lease.

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

We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 17 months, significantly decreases the risk of a material loss caused by a market change. We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $10.7 million, or approximately 1.4% of the aggregate fair value of $763.1 million, at December 31, 2006. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of December 31, 2006. We believe that any market change related to our investment securities held as of December 31, 2006 is not material to our consolidated financial statements. As of December 31, 2006, the yield on comparable two-year investments was approximately 4.8%, as compared to our current portfolio yield of approximately 4.4%. However, given the short-term nature of these securities, a general decline in interest rates will adversely affect the interest earned from our portfolio as securities mature and are replaced with securities having a lower interest rate.

As of December 31, 2006, the estimated market values of our equity investments in CoGenesys and Corautus Genetics Inc. (“Corautus”) were approximately $14.8 million and $0.6 million, respectively. Because CoGenesys is a privately-held entity, we are unable to obtain a quoted market price with respect to the fair value of our investment. As of December 31, 2006, we carried our investment in CoGenesys at its initial fair value of $14.8 million. Our investment in Corautus is subject to equity market risk. Subsequent to December 31, 2006, Corautus announced a pending merger with a privately-held drug development company. The combined company will apply to publicly trade its stock. We account for the Corautus investment as “available for sale” and have a corresponding unrealized gain on our balance sheet of an amount equal to the Corautus market value. Accordingly, any write-down of our investment balance for Corautus will be fully offset by the unrealized gain.

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

During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”) that is managing our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks for 2005 to be immaterial to our operations as a whole. During 2005, we established a wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) that is sponsoring our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks for 2007 with respect to HGS Pacific.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 - F-38.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2006, and has concluded that there was no change that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

Management Report on Internal Control over Financial Reporting (continued)

Based on our assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting which follows herein.

ITEM 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that Human Genome Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Human Genome Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Human Genome Sciences, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Human Genome Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 23, 2007

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2007 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the information concerning executive compensation to be contained in the 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate herein by reference the information concerning the CoGenesys transaction set forth in Note O to our consolidated financial statements. We incorporate herein by reference the information concerning certain other relationships and related transactions to be contained in the 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate herein by reference the information concerning principal accountant fees and services to be contained in the 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Index to Consolidated Financial Statements

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not required.

(3) Exhibits

Exhibit
No.

3	.1*	Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993, Exhibit 3.3 to the Form 10-K for the fiscal year ended December 31, 1997, Exhibit 3.1 to the Form 8-K filed December 16, 1999 and Exhibit 3.1 to the Form 10-Q filed July 31, 2001).
3	.2*	By-laws of the Registrant (Filed as Exhibit 3.1 to the Registrant’s Form 8-K filed October 18, 2006).
4	.1*	Form of Common Stock Certificate (Filed as Exhibit 4.1 to the Registrant’s Form S-3 Registration Statement, as amended (Commission File No. 333-45272), filed September 6, 2000).
4	.2*	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of May 20, 1998 (Filed as Exhibit 4 to the Registrant’s Form 8-K filed May 28, 1998).
4	.3*	Indenture dated as of June 25, 1999 between the Registrant and The Bank of New York, as trustee, including the form of 5 1/2% Convertible Subordinated Notes due 2006 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed June 28, 1999).
4	.4*	Indenture dated as of October 4, 2004 between the Registrant and The Bank of New York, as trustee, including the form of 2 1/4% Convertible Subordinated Notes due 2011 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed October 4, 2004).
4	.5*	Indenture dated as of August 9, 2005 between the Registrant and The Bank of New York, as trustee, including the form of 2 1/4% Convertible Subordinated Notes due 2012 (Filed as Exhibit 4.1 to the Registrant’s 8-K filed August 9, 2005).
4	.6*	Registration Rights Agreement dated as of August 9, 2005 by and among the Registrant and the Initial Purchasers named therein (Filed as Exhibit 4.2 to the Registrant’s Form 8-K filed August 9, 2005).
10	.1*	Retirement Agreement, dated March 24, 2004, with William A. Haseltine, Ph.D. (Filed as Exhibit 99.3 to the Registrant’s Form 8-K filed March 26, 2004).
10	.2*	Employment Agreement, dated May 6, 2004, with Craig A. Rosen, Ph.D. (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 6, 2004).
10	.3*	Employment Agreement, dated November 21, 2004, with H. Thomas Watkins (Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed November 23, 2004).
10	.4*	Form of Executive Agreement (Filed as Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004).

Exhibit
No.

10	.5*	2000 Stock Incentive Plan, as amended (Filed as Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2001 and Annexes A and B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 16, 2004).
10	.6*	Amended and Restated 2000 Employee Stock Purchase Plan dated May 21, 2003 (Filed as Exhibit 10.7 to the Registrant’s Form 10-Q file on August 11, 2003).
10	.7*	Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc., dated December 1, 1997 (Filed as Exhibit 10.67 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997).
10	.8*	Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc. dated December 1, 1999 (Filed as Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999).
10	.9*	Amended and Restated Participation Agreement and Appendix A to the Amended and Restated Participation Agreement between Human Genome Sciences, Inc., Wachovia Development Corporation and the other parties named therein dated June 30, 2003 (Filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 11, 2003).
10	.10*	Amended and Restated Lease Agreement between Wachovia Development Corporation and Human Genome Sciences, Inc. dated June 30, 2003 (Filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 11, 2003).
10	.11*	Amended and Restated Agency Agreement between Wachovia Development Corporation and Human Genome Sciences, Inc. dated June 30, 2003 (Filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed August 11, 2003).
10	.12*	Amended and Restated Security Agreement between Wachovia Development Corporation and Wachovia Bank, National Association, and accepted and agreed to by Human Genome Sciences, Inc., dated June 30, 2003 (Filed as Exhibit 10.5 to the Registrant’s Form 10-Q filed August 11, 2003).
10	.13*	Amended and Restated Assignment of Liquid Collateral Agreement between Human Genome Sciences, Inc. and Wachovia Development Corporation dated June 30, 2003 (Filed as Exhibit 10.6 to the Registrant’s Form 10-Q filed August 11, 2003).
10	.14*	Omnibus Agreement between Maryland Economic Development Corporation, Wells Fargo Bank Northwest, National Association, Human Genome Sciences, Inc., Allfirst Bank, a division of M&T Bank and the other parties named therein dated June 26, 2003 (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 11, 2003).
10	.15*	Lease Agreement between Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated October 25, 2001 (Filed as Exhibit 10.22 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and amended by Exhibit 10.15 hereto).
10	.16*	Cash Collateral Pledge Agreement between Human Genome Sciences, Inc., Allfirst Bank and Allfirst Trust Company National Association dated October 25, 2001 (Filed as Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10	.17*	Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001 (Filed as Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and amended by Exhibit 10.15 hereto).
10	.18*	Amendment No. 1 dated March 29, 2002 to Lease Agreement between Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated October 25, 2001 (Filed as Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10	.19*	Amendment No. 1 dated March 29, 2002 to Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001 (Filed as Exhibit 10.26 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10	.20*	Form of Restricted Stock Agreement (Filed as Exhibit 10.20 to the Registrant’s Form 10-Q filed August 1, 2005).

Exhibit
No.

10	.21*	Purchase Agreement dated as of August 4, 2005 by and among the Registrant and the Initial Purchasers named therein (Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed August 9, 2005).
10	.22*†	Asset Purchase Agreement dated as of December 12, 2005 by and between TriGenesys, Inc and the Registrant (Filed as Exhibit 10.22 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005).
10	.23*	First Amendment to Employment Agreement, dated December 13, 2005, with Craig A. Rosen, Ph.D. (Filed as Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005).
10	.24*	Letter Agreement, dated December 13, 2005, with Steven C. Mayer. (Filed as Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005).
10	.25*†	Co-development and Commercialization Agreement between Novartis International Pharmaceutical Ltd. and Human Genome Sciences, Inc., dated June 5, 2006 (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 9, 2006).
10	.26*	Purchase and Sale Agreement between BioMed Realty, L.P. and Human Genome Sciences, Inc., dated May 2, 2006 (Filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 9, 2006).
10	.27*	Lease Agreement between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc., dated May 24, 2006 (Filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 9, 2006).
10	.28*	Lease Agreement between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc., dated May 24, 2006 (Filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed August 9, 2006).
10	.29*†	Solicitation (as amended) and Modification of Contract awarded by the Department of Health and Human Services to Human Genome Sciences, Inc. dated June 24, 2006 (Filed as Exhibit 10.5 to the Registrant’s Form 10-Q filed August 9, 2006).
12.1		Ratio of Earnings to Fixed Charges.
21.1		Subsidiaries.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31i	.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31i	.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Incorporated by reference.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

By:	/s/ H. Thomas Watkins
H. Thomas Watkins
President and Chief Executive Officer

Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ H. Thomas Watkins H. Thomas Watkins	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ Timothy C. Barabe Timothy C. Barabe	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2007

/s/ Argeris N. Karabelas, Ph.D. Argeris N. Karabelas, Ph.D.	Chairman of the Board	February 28, 2007

/s/ Richard J. Danzig Richard J. Danzig	Director	February 28, 2007

/s/ Jürgen Drews, M.D. Jürgen Drews, M.D.	Director	February 28, 2007

/s/ Tuan Ha-Ngoc Tuan Ha-Ngoc	Director	February 28, 2007

/s/ Augustine Lawlor Augustine Lawlor	Director	February 28, 2007

/s/ Max Link, Ph.D. Max Link, Ph.D.	Director	February 28, 2007

/s/ Kevin P. Starr Kevin P. Starr	Director	February 28, 2007

/s/ Robert C. Young, M.D. Robert C. Young, M.D.	Director	February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Human Genome Sciences, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Human Genome Sciences, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 23, 2007

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(dollars in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$96,942	$12,268
Short-term investments	226,475	169,961
Collaboration receivables	64,479	700
Prepaid expenses and other current assets	4,153	5,388

Total current assets	392,049	188,317
Marketable securities	378,502	243,820
Long-term equity investments	15,437	18,493
Property, plant and equipment (net of accumulated depreciation and amortization)	285,177	304,809
Restricted investments	61,165	220,171
Other assets	17,338	21,436

TOTAL ASSETS	$1,149,668	$997,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,120
Accounts payable and accrued expenses	36,959	32,251
Accrued payroll and related taxes	15,378	14,330
Accrued exit and restructuring expenses	4,243	6,399
Deferred revenues	35,371	3,335

Total current liabilities	91,951	59,435
Long-term debt, net of current portion	751,526	510,000
Deferred revenues, net of current portion	83,530	5,900
Accrued exit and restructuring expenses, net of current portion	6,111	—
Other liabilities	2,627	4,745

Total liabilities	935,745	580,080

Stockholders’ equity:
Preferred stock — $0.01 par value; shares authorized — 20,000,000; no shares issued or outstanding	—	—
Common stock — $0.01 par value; shares authorized — 400,000,000; shares issued and outstanding of 133,820,053 and 131,049,798 at December 31, 2006 and 2005, respectively	1,338	1,310
Additional paid-in capital	1,836,560	1,786,549
Accumulated other comprehensive loss	(3,594)	(1,685)
Accumulated deficit	(1,620,381)	(1,369,208)

Total stockholders’ equity	213,923	416,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,149,668	$997,046

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands, except share and per share amounts)

Revenue — research and development contracts	$25,755	$19,113	$3,831

Costs and expenses:
Research and development	209,242	228,717	219,549
General and administrative	53,101	42,066	35,728
Lease termination and restructuring charges	29,510	—	15,408

Total costs and expenses	291,853	270,783	270,685

Income (loss) from operations	(266,098)	(251,670)	(266,854)
Investment income	27,131	24,218	40,298
Interest expense	(26,965)	(12,085)	(19,030)
Gain on sale of equity investments	14,759	1,302	255
Gain (loss) on extinguishment of debt	—	(1,204)	2,433

Income (loss) before taxes	(251,173)	(239,439)	(242,898)
Provision for income taxes	—	—	—

Net income (loss)	$(251,173)	$(239,439)	$(242,898)

Basic and diluted net income (loss) per share	$(1.91)	$(1.83)	$(1.87)

Weighted average shares of common stock outstanding, basic and diluted	131,815,414	130,772,233	130,041,071

The accompanying Notes to Consolidated Financial Statements are an integral part hereof. Net income (loss) for the year ended December 31, 2006 includes stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) relating to employee stock options of $26,095. Stock-based compensation related to employee stock options amounted to $16,140 in Research and development and $9,955 in General and administrative for the year ended December 31, 2006. There was no stock-based compensation expense related to employee stock options included in net income (loss) for the years ended December 31, 2005 and 2004 because the Company did not adopt the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), but rather used the alternative intrinsic value method.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unearned	Accumulated
			Additional	Portion of	Other
	Common Stock		Paid-In	Compensatory	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock Options	Income (Loss)	Deficit	Total
	(dollars in thousands, except share amounts)

Balance — December 31, 2003	129,433,448	$1,294	$1,762,191	$—	$26,719	$(886,871)	$903,333
Comprehensive income (loss):
Net loss	—	—	—	—	—	(242,898)	(242,898)
Unrealized loss on investments	—	—	—	—	(17,220)	—	(17,220)
Cumulative translation adjustment	—	—	—	—	7	—	7

Comprehensive loss							(260,111)
Exercises of 1,022,625 and 70,956 options relating to employee stock option and stock purchase plans, respectively	1,093,581	11	8,663	—	—	—	8,674
Stock option modification expense	—	—	4,151	(4,151)	—	—	—
Compensatory stock options earned	—	—	—	4,151	—	—	4,151

Balance — December 31, 2004	130,527,029	1,305	1,775,005	—	9,506	(1,129,769)	656,047
Comprehensive income (loss):
Net loss	—	—	—	—	—	(239,439)	(239,439)
Unrealized loss on investments	—	—	—	—	(11,177)	—	(11,177)
Cumulative translation adjustment	—	—	—	—	(14)	—	(14)

Comprehensive loss							(250,630)
Exercises of 430,655 and 92,114 options relating to employee stock option and stock purchase plans, respectively	522,769	5	4,436	—	—	—	4,441
Stock option modification expense	—	—	6,985	—	—	—	6,985
Restricted stock expense	—	—	123	—	—	—	123

Balance — December 31, 2005	131,049,798	1,310	1,786,549	—	(1,685)	(1,369,208)	416,966
Comprehensive income (loss):
Net loss	—	—	—	—		(251,173)	(251,173)
Unrealized loss on investments	—	—	—	—	(1,927)	—	(1,927)
Cumulative translation adjustment	—	—	—	—	18	—	18

Comprehensive loss							(253,082)
Exercises of 2,651,029 and 119,226 options relating to employee stock option and stock purchase plans, respectively	2,770,255	28	23,405	—	—	—	23,433
Stock option compensation expense	—	—	26,095	—	—	—	26,095
Restricted stock expense	—	—	511	—	—	—	511

Balance — December 31, 2006	133,820,053	$1,338	$1,836,560	$—	$(3,594)	$(1,620,381)	$213,923

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(251,173)	$(239,439)	$(242,898)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Charge for lease termination and restructuring	28,953	—	14,468
Stock-based compensation expense	26,606	7,108	4,151
Depreciation and amortization	20,105	18,447	21,579
Gain on sale of long-term equity investments	(14,759)	(1,302)	(309)
Accrued interest on short-term investments, marketable securities and restricted investments	(5,607)	(1,582)	9,463
Non-cash reimbursement of CoGenesys expenses	(4,818)	—	—
Non-cash expense and other	5,307	3,144	(14,214)
Changes in operating assets and liabilities:
Collaboration receivables	(16,279)	47	—
Prepaid expenses and other current assets	1,236	(457)	619
Other assets	4,056	4,298	5,195
Accounts payable and accrued expenses	9,578	(1,826)	8,471
Accrued payroll and related taxes	1,539	8,101	(2,831)
Accrued exit and restructuring charges	(5,006)	(4,144)	—
Deferred revenues	54,591	(3,284)	2,248
Other liabilities	(1,162)	(4,056)	(4,843)

Net cash used in operating activities	(146,833)	(214,945)	(198,901)

Cash flows from investing activities:
Capital expenditures — property, plant and equipment	(9,719)	(90,247)	(105,750)
Capitalized interest	(2,527)	(5,764)	(3,839)
Proceeds from sale of property, plant and equipment	—	—	16,600
Purchase of short-term investments and marketable securities	(538,314)	(253,952)	(336,829)
Proceeds from sale of long-term equity investments	24,127	4,600	4,397
Proceeds from sale and maturities of short-term investments and marketable securities	504,970	548,936	630,055

Net cash provided by (used in) investing activities	(21,463)	203,573	204,634

Cash flows from financing activities:
Proceeds from sale-leaseback of property, plant & equipment	220,252	—	—
Proceeds from issuance of long-term debt	—	223,332	271,483
Payments on long-term debt	(3,120)	(221,067)	(272,891)
Proceeds from sale and maturities of restricted investments	57,670	288,626	156,708
Purchase of restricted investments	(44,968)	(295,441)	(178,562)
Proceeds from issuance of common stock (net of expense)	23,433	4,443	8,673
Payments on capital lease	(297)	(328)	(338)

Net cash provided by (used in) financing activities	252,970	(435)	(14,927)

Net increase (decrease) in cash and cash equivalents	84,674	(11,807)	(9,194)
Cash and cash equivalents — beginning of year	12,268	24,075	33,269

Cash and cash equivalents — end of year	$96,942	$12,268	$24,075

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)

Cash paid during the year for:
Interest	$25,540	$17,570	$22,760
Income taxes	$—	$—	$—

During the year ended December 31, 2006, the Company transferred securities with maturities of less than one year from its Restricted investments to Short-term investments with an aggregate market value of approximately $65,115 in exchange for securities from its Marketable securities portfolio having an aggregate market value of approximately $60,857.

During the year ended December 31, 2006, the Company released restricted investments with a cost of $162,121 in connection with reduced collateral requirements arising from the termination of the lease and the execution of a new lease for its headquarters facility.

During the year ended December 31, 2006, the Company obtained equity in CoGenesys, Inc. (“CoGenesys”) with a value of $10,000 in exchange for an intellectual property license, equipment, and assumed liabilities. The Company obtained additional equity in CoGenesys with a value of $4,818 in exchange for reimbursement of research and development expenses incurred during 2006.

During the year ended December 31, 2006, long-term debt increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $1,526 on a non-cash basis. Because the debt payments are less than the amount of calculated interest expense for the first nine years of the leases, the debt balance has increased during 2006.

During the year ended December 31, 2006, the Company entered into a capital lease transaction and acquired property, plant and equipment in the amount of $533.

During the year ended December 31, 2006, the Company recorded a receivable and deferred revenue of $47,500 related to achievement of a milestone. The Company received payment of this receivable during January 2007.

During the year ended December 31, 2004, the Company released restricted investments with a cost of $76,000 in connection with eliminated collateral requirements arising from the termination of the lease for 9800 Medical Center Drive and the execution of a new lease for this same facility.

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE A) — The Company

Human Genome Sciences, Inc. (the “Company”) was incorporated and commenced operations on June 26, 1992. The Company is a commercially focused drug development company with three products advancing into late-stage clinical development. The Company also has a pipeline of novel compounds in earlier stages of clinical development in oncology, immunology and infectious disease. Additional products are in clinical development by companies with which we are collaborating. The Company’s mission is to apply great science and great medicine to bring innovative drugs to patients with unmet medical needs.

The Company has developed and continues to enhance the resources necessary to achieve its goal of becoming a fully integrated global biopharmaceutical company. The Company has expanded its manufacturing facilities to allow it to produce larger quantities of therapeutic protein and antibody drugs for clinical development and for initial commercial activity. The Company completed construction and validation of a large-scale manufacturing facility and placed the facility into operational service in the third quarter of 2006. The Company is strengthening its commercial operations staff, and its intent is to add marketing and sales staff as needed as the Company’s products approach commercialization.

The Company has entered into relationships with a number of leading pharmaceutical and biotechnology companies to leverage its strengths and to gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide the Company, and have provided the Company, with research funding, licensing fees, milestone payments and royalty payments as products are developed and commercialized. In some cases, the Company also is entitled to certain commercialization, co-development, revenue sharing and other product rights. The Company’s revenues are currently derived from license fees and milestone payments under collaboration agreements. The Company does not yet generate any revenues from product sales. The Company, which operates primarily in the United States, believes it operates in a single business segment.

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

The Company classifies its short-term investments, marketable securities and long-term equity investments as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses on investments that the Company has the ability and intent to hold until the market values recover are reported as a separate component of stockholders’ equity until realized. Investments for which the Company is unable to obtain

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Cash Equivalents, Short-term Investments, Marketable Securities and Long-term Equity Investments (continued)

quoted market prices are carried at cost. The Company reviews the carrying value of such investments on a periodic basis for indicators of impairment. Additionally, certain of the Company’s investments are held as restricted investments. Restricted investments with maturities less than three months are not classified as cash in the Company’s consolidated balance sheets. See Note C, Investments, for additional information.

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

Other-Than-Temporary Impairment of Investments

Periodically, the Company evaluates whether any investments have incurred an other-than-temporary impairment, based on the criteria established in FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This evaluation consists of a review of several factors, including but not limited to the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and the intent and ability of the Company to hold the security until the market value recovers. If the Company determines that such impairment exists, the Company will recognize a charge in the consolidated statement of operations equal to the amount of such impairment.

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30 years
Land improvements	lesser of the lease term or the useful life
Production equipment	5-10 years
Laboratory equipment	3-10 years
Computer equipment and software	3-5 years
Furniture and office equipment	3-5 years
Leasehold improvements	lesser of the lease term or the useful life

Impairment of Long-Lived Assets

Periodically, the Company determines whether any property and equipment or any other assets have been impaired based on the criteria established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2006, the Company recorded impairment charges relating to certain equipment and leasehold improvements. In 2004, the Company recorded an impairment charge relating to the equipment and leasehold improvements at one of its facilities. See Note N, Facility-Related Exit Costs and Other Restructuring Charges, for additional discussion.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair value of the Company’s collaboration receivables, other assets, accounts payable and accrued expenses approximate their carrying amount due to the relatively short maturity of these items.

The carrying amounts for the Company’s investments reflected in the consolidated balance sheets at December 31, 2006 and 2005 approximate their respective fair values. The fair value of the Company’s investments other than one privately-held equity investment is based on quoted market prices. See Note C, Investments, for additional discussion.

The fair value of the Company’s convertible debt is based on quoted market prices. The fair value of the Company’s other debt is based on a discounted cash flow analysis. The fair value at December 31, 2006 approximates the carrying value reflected on the consolidated balance sheet. See Note I, Long-Term Debt, for additional discussion.

Leases

The Company accounts for its leases under SFAS No. 13, Accounting for Leases, and other related guidance. The Company has a number of operating leases, one capital lease, and has entered into sale-leaseback transactions for equipment and facilities. See Note J, Commitments and Other Matters, for additional discussion.

Stock-Based Compensation

As more fully described in Note K, Stockholders’ Equity, the Company has a stock incentive plan (the “Plan”) under which options to purchase shares of the Company’s common stock may be granted to employees, consultants and directors with an exercise price no less than the quoted market value on the date of grant. The Plan also provides for the issuance of non-vested common stock (restricted stock) and other share-based compensation.

Prior to January 1, 2006, the Company accounted for grants under the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123. No stock-based compensation expense related to employee stock options was recognized in the consolidated statement of operations for the years ended December 31, 2005 and 2004 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. During the years ended December 31, 2005 and 2004, the Company recognized stock option modification expense and during the year ended December 31, 2005 the Company recognized compensation expense related to restricted stock awards.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective method. Under the modified-prospective method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards that were granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income (loss) from operations, income (loss) before taxes and net income (loss) for the year ended December 31, 2006 was $26,095 lower than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share, as reported, for the year ended December 31, 2006 were $0.20 lower as a result of adopting SFAS No. 123(R). The Company’s cash flows from operations and from financing activities were not affected by the adoption of SFAS No. 123(R).

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The Company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004

Net income (loss), as reported	$(239,439)	$(242,898)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(51,971)	(110,562)
Add: Stock-based compensation included in net income (loss)	7,108	4,151

Pro forma net income (loss)	$(284,302)	$(349,309)

Net income (loss) per share:
Basic and diluted — as reported	$(1.83)	$(1.87)

Basic and diluted — pro forma	$(2.17)	$(2.69)

For the years ended December 31, 2005 and 2004, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.

Stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the year ended December 31, 2006, and the effect of applying the fair value recognition provisions of SFAS No. 123 on the net loss and net loss per share for the years ended December 31, 2005 and 2004 as stated above, is not necessarily representative of the level of stock-based compensation expense under SFAS No. 123(R) in future years due to, among other things, (1) the vesting period of the stock options and (2) the number and fair value of additional stock option grants in future years.

Revenue Recognition

Collaborative research and development agreements can provide for one or more of up-front license fees, research payments, additional payments and milestone payments. Agreements with multiple components (“deliverables” or “items”) are evaluated to determine if the deliverables can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on their respective fair values or based on the residual value method and is recognized in full when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the sales price is fixed or determinable; and (4) collectibility is probable. The Company deems service to have been rendered if no continuing obligation exists on the part of the Company.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Revenue associated with non-refundable up-front license fees under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting are deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. If not deemed substantive, the Company would recognize such milestone as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and, (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing research and development or other services are priced at fair value. Payments received in advance of work performed are recorded as deferred revenue.

Research and Development

Research and development costs, including internal expenditures, as well as contracted research and development, are charged to expense as incurred. Research and development costs include salaries and related benefits, outside services, materials and supplies, building costs and allocations of certain support costs. Research and development direct expenditures were $209,242, $228,717, and $219,549 for 2006, 2005 and 2004, respectively. Reimbursement of research and development expenses received in connection with collaborative cost-sharing agreements is recorded as a reduction of such expenses.

Financing Costs Related to Long-term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt on a straight-line basis which approximates the effective interest method.

Patent Application Costs

Patent application costs are charged to expense as incurred.

Capitalization of Interest

Interest costs associated with the construction of significant facilities are capitalized as part of the cost of the facilities using the Company’s weighted-average borrowing rate. Capitalized interest costs were $2,527, $5,764 and $3,839 for 2006, 2005 and 2004, respectively.

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

Comprehensive income (loss) amounted to:

	Year Ended December 31,
	2006	2005	2004

Net income (loss)	$(251,173)	$(239,439)	$(242,898)

Net unrealized gains (losses):
Short-term investments and marketable securities	4,314	(6,197)	(15,018)
Long-term equity investments	6,254	(3,987)	7,370
Restricted investments	1,626	(1,875)	(4,725)
Foreign currency translation	18	(14)	7

Subtotal	12,212	(12,073)	(12,366)
Reclassification adjustments for realized (gains) losses included in net loss	(14,121)	882	(4,847)

Total comprehensive income (loss)	$(253,082)	$(250,630)	$(260,111)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

During the second quarter of 2006, the Company sold its remaining 988,387 shares of Cambridge Antibody Technology (“CAT”), a long-term equity investment, for net proceeds of $24,127, and realized a gain of $14,759.

During the third quarter of 2005, the Company sold its remaining 578,644 shares in Transgene, S.A. (“Transgene”), a long-term equity investment, for net proceeds of $4,600, and a realized gain of $1,302.

During the third quarter of 2004, the Company sold a total of 145,338 shares of CAT for total net proceeds of $1,357, and realized a loss of $20. The Company also sold 11,667 shares of Transgene, for net proceeds of $111, and realized a loss of $8.

During the second quarter of 2004, the Company sold 246,275 shares of CAT, for net proceeds of $2,266, and realized a loss of $68.

During the first quarter of 2004, the Company sold its remaining 66,767 shares of Ciphergen Biosystems, Inc., a long-term equity investment, for net proceeds of $662, and realized a gain of $352.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition and is effective for periods beginning after December 31, 2006. As discussed in Note M, Income Taxes, the Company has substantial net operating loss carryforwards that are fully reserved and that are available to reduce its future taxable

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) — Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

income. As a result, the Company does not believe that the adoption of FIN 48 will have a material effect on the Company’s results of operations, financial condition or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under most other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except for a limited form of retrospective application for certain financial instruments. The Company will adopt SFAS No. 157 for its fiscal year beginning on January 1, 2008. Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

Sources of Supply

The Company is currently able to obtain its chemicals and equipment from various sources, and therefore, has no dependence upon a single supplier. No assurance can be given that the Company will be able to continue to obtain commercial quantities at costs that are not economically prohibitive.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year presentation.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) — Investments

Investments, including accrued interest, at December 31, 2006 and 2005 were as follows:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$74,245	$598	$(663)	$74,180
Corporate debt securities	153,106	101	(912)	152,295

Subtotal — Short-term investments	227,351	699	(1,575)	226,475

U.S. Treasury and agencies	180,678	524	(1,807)	179,395
Corporate debt securities	199,986	384	(1,263)	199,107

Subtotal — Marketable securities	380,664	908	(3,070)	378,502

Investment in CoGenesys	14,818	—	—	14,818
Investment in Corautus	—	619	—	619

Subtotal — Long-term equity investments	14,818	619	—	15,437

Cash and cash equivalents	1,527	—	—	1,527
U.S. Treasury and agencies	30,011	14	(715)	29,310
Corporate debt securities	30,812	5	(489)	30,328

Subtotal — Restricted investments	62,350	19	(1,204)	61,165

Total	$685,183	$2,245	$(5,849)	$681,579

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$56,991	$—	$(1,140)	$55,851
Corporate debt securities	115,421	3	(1,314)	114,110

Subtotal — Short-term investments	172,412	3	(2,454)	169,961

U.S. Treasury and agencies	68,156	11	(2,075)	66,092
Corporate debt securities	181,181	108	(3,561)	177,728

Subtotal — Marketable securities	249,337	119	(5,636)	243,820

Investment in CAT	9,368	2,531	—	11,899
Investment in Corautus	—	6,594	—	6,594

Subtotal — Long-term equity investments	9,368	9,125	—	18,493

Cash and cash equivalents	1,762	—	—	1,762
U.S. Treasury and agencies	86,895	24	(1,775)	85,144
Corporate debt securities	134,821	69	(1,625)	133,265

Subtotal — Restricted investments	223,478	93	(3,400)	220,171

Total	$654,595	$9,340	$(11,490)	$652,445

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) — Investments (continued)

The Company’s restricted investments with respect to the Traville and large-scale manufacturing (“LSM”) leases and leases for the existing process development and small-scale manufacturing facility will serve as collateral for a security deposit for the duration of the leases, although the Company has the ability to reduce the restricted investments for the Traville and LSM facility leases by substituting cash security deposits.

Under the now terminated Wachovia Development Corporation (“WDC”) lease, the Company had been required to restrict investments equal to 102% of the full amount of the $200,000 financed project cost for the Traville lease, or $204,000. For the BioMed leases, the Company is required to maintain restricted investments of at least $46,000, or $39,500 if in the form of cash, in order to satisfy the security deposit requirements of these leases. In addition, the Company is also required to maintain up to a maximum of $15,000 in restricted investments with respect to the process development and small-scale manufacturing facility leases. The Company’s restricted investments were $61,165 and $220,171 as of December 31, 2006 and December 31, 2005, respectively.

Short-term investments, Marketable securities and Restricted investments — unrealized losses

The Company’s gross unrealized losses and fair value of investments with unrealized losses were as follows:

	December 31, 2006
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair		Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and agencies	$15,110	$240	$19,452	$423	$34,562	$663
Corporate debt securities	51,344	252	84,632	660	135,976	912

Subtotal — Short-term investments	66,454	492	104,084	1,083	170,538	1,575

U.S. Treasury and agencies	56,585	1,089	20,500	718	77,085	1,807
Corporate debt securities	64,222	456	47,267	807	111,489	1,263

Subtotal — Marketable securities	120,807	1,545	67,767	1,525	188,574	3,070

U.S. Treasury and agencies	4,888	153	21,599	562	26,487	715
Corporate debt securities	2,608	7	25,632	482	28,240	489

Subtotal — Restricted investments	7,496	160	47,231	1,044	54,727	1,204

Total	$194,757	$2,197	$219,082	$3,652	$413,839	$5,849

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) — Investments (continued)

	December 31, 2005
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

The unrealized losses on the Company’s investments in U.S. Treasury obligations, direct obligations of U.S. Government agencies and corporate debt securities were caused by increases in the general level of interest rates. Given the terms and provisions of these investments, it is not expected that these securities would be settled at a price less than the amortized cost of the Company’s investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe these investments to be other-than-temporarily impaired as of December 31, 2006 and 2005.

Other Information

The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investment securities at December 31, 2006:

	Short-Term		Marketable		Restricted
	Investments		Securities		Investments
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Maturities	Cost	Value	Cost	Value	Cost	Value

Less than one year	$227,351	$226,475	$—	$—	$10,539	$10,489
Due in year two through year three	—	—	162,038	160,664	38,601	37,659
Due in year four through year five	—	—	218,627	217,838	13,210	13,017
Due after five years	—	—	—	—	—	—

Total	$227,351	$226,475	$380,665	$378,502	$62,350	$61,165

The Company’s short-term investments include mortgage-backed securities with an aggregate cost of $59,056 and an aggregate fair value of $58,698 at December 31, 2006. The Company’s marketable securities include mortgage-backed securities with an aggregate cost of $100,295 and an aggregate fair value of $99,687 at December 31, 2006. The Company’s restricted investments include mortgage-backed securities with an aggregate cost of $5,549 and an aggregate fair value of $5,446 at December 31, 2006. These securities have no single maturity date and,

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) — Investments (continued)

Other Information (continued)

accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.

The Company’s net proceeds, realized gains and realized losses from its investments are as follows:

	Year Ended December 31,
	2006	2005	2004

Net proceeds on sale of investments prior to maturity	$334,250	$510,800	$688,802
Realized gains	14,888	1,618	6,543
Realized losses	(767)	(2,499)	(1,696)

Realized gains and losses related to the Company’s short-term investments, marketable securities and restricted investments are included in investment income in the consolidated statement of operations. The cost of the securities sold is based on the specific identification method. Realized gains and losses shown above also include gains and losses related to the sale of long-term equity investments, which are shown separately on the consolidated statement of operations.

During 2006, 2005 and 2004, the Company recognized interest income of $27,316, $24,277 and $40,332 respectively, in investment income.

(NOTE D) — Collaborations and U.S. Government Agreement

During 2006, the Company entered into significant agreements with Novartis Pharmaceutical Ltd. (“Novartis”) and GlaxoSmithKline (“GSK”) and began the second phase of a 2005 contract with the United States Federal Government (“USG”).

Agreement with Novartis

During the second quarter of 2006, the Company entered into a license agreement with Novartis for the development and commercialization of Albuferon. Under the agreement, the Company and Novartis will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay the Company a royalty on those sales. The Company is entitled to receive milestones aggregating approximately $507,500, including a non-refundable up-front license fee. The Company and Novartis will share equally in clinical development costs. The Company is recognizing the up-front license fee of $45,000 as revenue over the clinical development period, estimated to be approximately four years ending in 2010. In addition, the Company achieved its first milestone near the end of the fourth quarter of 2006, entitling the Company to receive $47,500 during the first quarter of 2007. The Company has recorded a receivable and deferred revenue for this milestone and is recognizing the revenue over the remaining clinical development period. The Company recognized revenue of $7,090 in 2006 under this agreement.

Agreements with GlaxoSmithKline (formerly SmithKline Beecham Corporation)

During the third quarter of 2006, the Company entered into a license agreement with GSK for the development and commercialization of LymphoStat-B arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement, described more fully below. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK will share equally in Phase 3 and 4 development costs, sales and marketing expenses and profits of any product commercialized under the agreement.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) — Collaborations and U.S. Government Agreement (continued)

Agreements with GlaxoSmithKline (formerly SmithKline Beecham Corporation) (continued)

In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and is recognizing this payment as revenue over the remaining clinical development period, estimated to be approximately four years ending in 2010. The Company recognized revenue of $2,727 in 2006 relating to this payment.

The LymphoStat-B agreement arises from a 1993 agreement, as amended, in which the Company entered into a collaboration agreement providing GSK a first right to develop and market products in human and animal health care (“GSK Products”), based upon human genes identified by the Company. In June 1996, this agreement was substantially amended (the “1996 GSK Agreement”).

With respect to the Company’s rights under the 1996 GSK Agreement, the Company is entitled to (1) royalties on the net sales of certain GSK Products developed pursuant to the agreement, (2) product development milestones and (3) the option to co-promote up to 20% of any product developed by GSK under the collaboration agreement. In 2006, the Company received and recognized $2,000 from GSK in connection with development milestones met by GSK during the year under the 1996 GSK Agreement for products other than LymphoStat-B. No milestone payments were received in 2005 or 2004. The Company has been informed that GSK is pursuing research programs involving specific genes for the creation of small molecule, protein and antibody drugs. The Company cannot provide any assurance that any of these programs will be continued or result in any approved drugs.

In 2005, GSK exercised its option to co-develop and co-commercialize another of the Company’s products, HGS-ETR1. Under the terms of the 1996 GSK Agreement, the Company and GSK will share equally in Phase 3 and 4 development costs and will share equally in sales and marketing expenses and profits of any product that is commercialized, under a co-development and commercialization agreement, the remaining terms of which will be negotiated by the parties.

In 2004, the Company entered into an agreement with GSK under which GSK acquired exclusive worldwide rights to develop and commercialize Albugon (“GSK716155”), a drug that had been in late-stage preclinical development by the Company for potential use in the treatment of diabetes. In 2004, the Company received an up-front fee and is recognizing this revenue ratably over the clinical development period, which is estimated to be seven years. With respect to this fee, the Company recognized $741, $741 and $185 as revenue in 2006, 2005 and 2004, respectively. In 2006 and 2005, the Company received and recognized as revenue $6,000 and $12,000, respectively, from GSK in connection with development milestones met by GSK during the year. The Company also received and recognized $1,000 as revenue in 2006 in connection with the sale of GSK716155 to GSK. The Company is also entitled to receive additional milestone payments and royalties under this agreement.

License Agreement and Manufacturing Services Agreement with CoGenesys

In connection with the Company’s 2006 sale of its CoGenesys division, the Company entered into a license agreement that provides the Company with various milestone and royalty rights on certain CoGenesys products, the option to reestablish development rights to certain licensed products and the option to have CoGenesys conduct certain drug development activities on the Company’s behalf. CoGenesys can obtain additional product rights by extending the initial seven-year research term upon the payment of additional consideration. In addition, the Company entered into a three-year manufacturing services agreement with CoGenesys to provide certain services. The Company allocated, based on estimated fair values, $7,575 of its consideration received to the product license and manufacturing services agreement, which is being recognized ratably over the three-year term of the manufacturing services agreement. During 2006, the Company recognized license revenue of $1,473 and manufacturing services revenue of $437 relating to these agreements, which represents related party revenue. See Note O, CoGenesys, for additional discussion.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) — Collaborations and U.S. Government Agreement (continued)

Collaboration reimbursements with respect to Novartis, GSK and CoGenesys

The Company’s research and development expenses in 2006 of $209,242 are net of $22,926, $10,199 and $4,818 of costs reimbursed by Novartis, GSK and CoGenesys, respectively. The Company shares certain research and development costs including personnel costs, outside services, manufacturing, and overhead with Novartis and GSK under cost sharing provisions in the collaboration agreements. CoGenesys reimbursed the Company for expenses incurred by the Company in 2006 prior to the sale of the CoGenesys division.

U.S. Government Agreement

During the second quarter of 2006, the USG exercised its option under the second phase of a 2005 contract, to purchase 20,001 therapeutic courses of ABthrax for the Strategic National Stockpile. Under this two-phase contract, the Company will supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the USG. Under the first phase of the contract, the Company supplied ten grams of ABthrax to the U.S. Department of Health and Human Services for comparative in vitro and in vivo testing. In 2006, the Company received and recognized $308 of revenue relating to the completion of testing of the evaluation material. In 2005, the Company received and recognized $1,489 in revenue relating to the delivery of the ten grams of evaluation material. Along with the cost to manufacture the 20,001 therapeutic courses, the Company will be conducting several animal and human studies as part of this contract. The USG is only required to pay the Company for this work or to purchase ABthrax if the Company meets the product requirements associated with this contract.

Other Collaboration Agreements related to the 1996 GSK Agreement

During 1995 and 1996, the Company entered into several other collaboration agreements related to the 1996 GSK Agreement. These included a 1995 Option and License Agreement with Takeda Chemical Industries, Ltd. (“Takeda”) and a 1996 agreement among the Company, GSK, Schering Corporation and Schering-Plough Ltd., Sanofi-Synthelabo S.A., and Merck KGaA (collectively “Additional Collaboration Partners”). The Company is entitled to royalties based on the sale of Takeda products covered by the Option and License Agreement and certain milestone payments. With respect to the 1996 agreement among the Additional Collaboration Partners, the Company is entitled to license fees, research payments, milestone payments and royalties. While the initial research term associated with this 1996 agreement has expired, the Company has been informed that the Additional Collaboration Partners have been pursuing research programs involving specific genes for the creation of small molecule, protein and antibody drugs. The Company cannot provide any assurance that any of these programs will be continued or result in any approved drugs.

Other Collaborative and License Agreements

In 1998, the Company entered into a gene therapy collaboration agreement with Transgene, of Strasbourg, France. Under this agreement, the Company received a 10% equity interest in Transgene, valued at $25,679 based on the quoted market value of Transgene’s common stock in exchange for giving Transgene the right to develop and co-market gene therapy products from ten genes selected by Transgene from the Company’s database. The Company initially recorded its investment in Transgene at its market value, with a corresponding entry to deferred revenue. The Company is recognizing the $25,679 of revenue from this transaction over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. Deferred revenue remaining for Transgene was $2,568 and $5,135 as of December 31, 2006 and 2005, respectively. The Company recognized $2,568 as revenue in each of 2006, 2005 and 2004. In 2005, the Company sold its remaining equity interest in Transgene.

In 1999, the Company entered into a collaborative agreement with CAT of Melbourn, United Kingdom to jointly pursue the development of fully human monoclonal antibody therapeutics. CAT will receive milestone payments from the Company in connection with the development of any such antibodies as well as royalty payments on the

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) — Collaborations and U.S. Government Agreement (continued)

Other Collaborative and License Agreements (continued)

Company’s net sales of such licensed product following regulatory approval. In the event of the achievement of other milestones or successful product launch, the Company would be obligated to pay CAT additional compensation. Since 1999, the Company has exercised one option and made certain payments. In 2006, the Company incurred a milestone obligation to CAT of $1,500 pursuant to the development of one product.

In 2000, the Company entered into a second agreement with CAT. The 2000 agreement provides the Company with rights to use CAT technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company will pay CAT clinical development milestones and royalties based on product sales. Under this same agreement, the Company paid CAT $12,000 for future research support and made an equity investment in CAT. Prior to 2006, the Company had sold a portion of its equity investment in CAT and in 2006, sold the remaining portion of its equity investment. Since 2000, the Company has exercised several options and made certain payments. No option or milestone payments were made in 2006, 2005, or 2004.

The Company has entered into a number of other agreements. These include agreements with Abgenix, Inc., Amgen, Inc., Biosite, Inc., Dako Cytomation Denmark A/S, diaDexus, Inc., Genentech, Inc., Kirin Brewery Company, Ltd., MedImmune, Inc. and others. During 2006, 2005 and 2004, the Company recognized revenue of $1,410, $2,318 and $78, respectively, relating to certain of these agreements. During 2006, 2005 and 2004, the Company paid an aggregate of $795, $645 and $2,123, respectively, for research services or milestones to certain of these collaborators.

(NOTE E) — Collaboration Receivables

Collaboration receivables includes billed receivables of $47,500 from Novartis related to a milestone achieved in 2006, $15,148 in unbilled receivables from Novartis and GSK in connection with the Company’s cost-sharing agreements, and other billed and unbilled receivables.

(NOTE F) — Property, Plant and Equipment

Property, plant and equipment are stated at cost and are summarized as follows:

	December 31,
	2006	2005

Building (Large-Scale Manufacturing Facility)	$187,367	$—
Laboratory and production equipment	84,596	61,504
Computer equipment and software	33,534	28,559
Land and improvements	30,521	22,982
Leasehold improvements	23,679	30,996
Furniture and office equipment	6,517	5,123
Construction in-progress	2,047	239,183

	368,261	388,347
Less: accumulated depreciation and amortization	(83,084)	(83,538)

	$285,177	$304,809

The cost of the building and land and improvements aggregating $217,888 relate to a 2006 financing transaction with BioMed. See Note N, Facility-Related Exit Costs and Other Restructuring Charges, for additional discussion.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE F) — Property, Plant and Equipment (continued)

Included in Construction in-progress is $658 and $234,807 as of December 31, 2006 and 2005, respectively, relating to the Company’s construction of a large-scale manufacturing facility. The facility was completed in the second half of 2006 at a cost of approximately $233,000 for the building and production equipment plus capitalized interest of approximately $12,900, resulting in a total cost of approximately $245,900.

(NOTE G) — Other Assets

Other assets are comprised of the following:

	December 31,
	2006	2005

Deferred financing costs, net of accumulated amortization of $4,226 and $2,057, as of December 31, 2006 and 2005, respectively	$13,435	$13,565
Prepaid services	3,800	5,000
Deferred charge for residual value guarantee	—	2,797
All other assets	103	74

	$17,338	$21,436

Deferred financing costs were incurred in connection with the Company’s convertible subordinated debt offerings during 2005, 2004 and 1999. Debt issuance costs for the $510,000 of convertible subordinated debt outstanding as of December 31, 2006 amounted to approximately $17,661, representing primarily underwriting fees of approximately 3% of the gross amount of the convertible subordinated debt, and are being amortized on a straight-line basis which approximates the effective interest method over the life of the convertible subordinated debt. Net deferred financing costs of approximately $1,442 were written off in 2005 in connection with the repurchase of a portion of the Company’s convertible subordinated debt. See Note I, Long-Term Debt, for additional discussion of the Company’s convertible subordinated debt.

The prepaid services represent the balance of support paid by the Company to CAT as part of the 2000 collaboration agreement.

In accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), the Company had recorded the estimated fair market value of the maximum residual value guarantee of the Traville lease during the second quarter of 2003. The Company estimated the fair market value of the guarantee as approximately $4,380 and had been amortizing this amount on a straight-line basis over the term of the lease. As of May 2006, the date of the lease termination, the Company wrote off the unamortized amount of approximately $2,533. As of December 31, 2005, the unamortized amount of approximately $2,797 was recorded within Other assets and Other liabilities on the Company’s consolidated balance sheets. See Note J, Commitments and Other Matters for additional discussion.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE H) — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2006	2005

Professional fees	$25,108	$17,587
Accrued expenses	7,734	5,922
Fixed asset purchases	864	5,403
Accrued interest	3,253	3,339

	$36,959	$32,251

The professional fees as of December 31, 2006 and 2005 primarily relate to the clinical trial costs associated with the Company’s ongoing studies.

The decrease in fixed asset purchases from 2005 to 2006 is due to the payment of construction related activity associated with the Company’s large-scale manufacturing facility.

(NOTE I) — Long-Term Debt

The components of long-term debt are as follows:

	December 31,		December 31,
Debt	2006 Interest Rates	Maturities	2006	2005

5.5% Convertible Subordinated Notes due 2006	—	—	$—	$3,120
2.25% Convertible Subordinated Notes due 2011	2.25%	October 2011	280,000	280,000
2.25% Convertible Subordinated Notes due 2012	2.25%	August 2012	230,000	230,000
BioMed debt	11.0%	May 2026	241,526	—

			751,526	513,120
Less current portion			—	(3,120)

			$751,526	$510,000

Annual maturities of all long-term debt (representing cash to be paid) are as follows:

2007	$ —
2008	—
2009	—
2010	—
2011	280,000
2012 and thereafter	282,961

$562,961

The difference between the long-term debt of $751,526 and annual maturities of $562,961 is due to the accounting for the sale-leaseback of the LSM facility as a financing activity. During the second quarter of 2006, the Company entered into and closed a purchase and sale agreement with BioMed in connection with the Company’s Traville headquarters and LSM facilities. As more fully described in Note N, Facility-Related Exit Costs and Other Restructuring Charges, the Company accounted for the sale-leaseback of certain facilities as a financing transaction. Payments due for the BioMed debt resulting from this financing are based upon an allocation of fair value of the properties included in the transaction. Aggregate debt payments, including interest, over the remaining

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE I) — Long-Term Debt (continued)

nineteen year period are approximately $541,786, including an annual lease escalation of 2%. Interest expense associated with this debt is being calculated at approximately 11%, which approximates the Company’s incremental borrowing rate at the time of the agreement. For the first nine years of the leases, the debt payments are less than the amount of calculated interest expense, which will result in an increase in the debt balance during this period, reaching $254,699 in 2015. Accordingly, the Company has classified the full amount of this debt as long-term debt as of December 31, 2006. Beginning in 2015, the payments begin to reduce the debt balance and are reflected in the annual maturities shown above. At the end of the twenty-year leases approximately $54,375 will have been repaid and the remaining debt will be approximately $201,737. The Company has the option to purchase the LSM facility between 2007 and 2010 at prices ranging between $230,000 and $269,500, depending upon when the Company exercises the option.

During the first quarter of 2000, the Company completed the private placement of $225,000 of 5% Convertible Subordinated Notes due February 2007 (“5% Notes”) and $300,000 of 3 3/4% Convertible Subordinated Notes due March 2007 (“3 3/4% Notes”). The 5% Notes and the 3 3/4% Notes were convertible into common stock at $56.25 and $109.50 per share, respectively. Debt issuance costs for the total $525,000 of 5% Notes and 3 3/4% Notes amounted to approximately $16,305. During the fourth quarter of 2004, the Company completed the private placement of new convertible subordinated debt, which enabled the Company to repurchase $60,079 of 5% Notes and $218,126 of 3 3/4% Notes or an aggregate principal amount of approximately $278,205, for an aggregate purchase price of approximately $272,892. The Company recorded a gain on the extinguishment of this debt of approximately $2,433, net of unamortized debt issuance costs associated with the repurchased debt in 2004.

During the third quarter of 2005, the Company completed the private placement of additional convertible subordinated debt, which enabled the Company to repurchase the remaining $139,821 of 5% Notes and $81,874 of 3 3/4% Notes or an aggregate principal amount of approximately $221,695, for an aggregate purchase price of approximately $221,458 during the third and fourth quarters of 2005. The Company recorded a loss on the extinguishment of this debt of approximately $1,204, inclusive of unamortized debt issuance costs associated with the repurchased debt. Debt issuance costs, which were being amortized on a straight-line basis, which approximates the effective interest method, amounted to approximately $7,057, of which $5,685 and $4,930 had been amortized as of September 2005 prior to the repurchase program and as of December 31, 2004, respectively.

During the fourth quarter of 2004, the Company completed the private placement of $280,000 of 2 1/4% Convertible Subordinated Notes due October 2011 (“2 1/4% Notes due 2011”), convertible into common stock at approximately $15.55 per share. Debt issuance costs for the $280,000 of 2 1/4% Notes due 2011 amounted to approximately $8,650, which are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 2 1/4% Notes due 2011. Amortization of the debt issuance costs amounted to approximately $2,780 and $1,545 as of December 31, 2006 and 2005, respectively. The 2 1/4% Notes due 2011 also contain a provision for a “make-whole” premium to be paid by the Company to holders of the 2 1/4% Notes due 2011 in the event of certain changes in control that could occur during the life of the 2 1/4% Notes due 2011. The premium is payable in the form of cash, the Company’s common stock, or the same form of consideration used to pay for the shares of the Company’s common stock in connection with the transaction constituting the change in control. The premium declines over time and is based upon the price of the Company’s stock as of the effective date of the change in control. As of December 31, 2006, the maximum premium possible is approximately $61,320, or approximately 21.9% of the aggregate face value of 2 1/4% Notes due 2011 outstanding, in the event a qualified change in control occurs during 2007 with a stock price of $16.00 per share at such date.

During the third quarter of 2005, the Company completed the private placement of $230,000 of 2 1/4% Convertible Subordinated Notes due 2012 (“2 1/4% Notes due 2012”), convertible into common stock at approximately $17.78 per share. Debt issuance costs for the $230,000 of 2 1/4% Notes due 2012 amounted to approximately $6,863, including accrued expenses, which will be amortized on a straight-line basis, which approximates the effective interest

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE I) — Long-Term Debt (continued)

method, over the life of the 2 1/4% Notes due 2012. Amortization of the debt issuance costs amounted to approximately $1,381 and $409 as of December 31, 2006 and 2005, respectively. The 2 1/4% Notes due 2012 also contain a provision for a “make-whole” premium to be paid by the Company to holders of the 2 1/4% Notes due 2012 in the event of certain changes in control that could occur during the life of the 2 1/4% Notes due 2012. The premium is payable in the form of the Company’s common stock by increasing the conversion rate to the holders of the Notes who convert their Notes. The premium, which is expressed as additional shares of common stock per one thousand dollars principal amount of notes, is based upon the price of the Company’s stock as of the effective date of the change in control. The maximum premium possible is approximately $38,333, or approximately 17% of the aggregate face value of 2 1/4% Notes due 2012 outstanding, in the event a qualified change in control occurs during 2007 with a stock price of $14.82 per share at such date.

During 2006, the Company repaid the remaining debt of $3,120 associated with the 5 1/2% Convertible Subordinated Notes due June 2006.

The carrying amount and fair value of the Company’s long-term debt are as follows:

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

5.5% Convertible Subordinated Notes due 2006	$—	$—	$3,120	$3,073
2.25% Convertible Subordinated Notes due 2011	280,000	296,100	280,000	228,200
2.25% Convertible Subordinated Notes due 2012	230,000	223,675	230,000	176,525
BioMed debt	241,526	241,526	—	—

	$751,526	$761,301	$513,120	$407,798

With respect to all of the Company’s convertible subordinated notes (the “Notes”), the Notes are unsecured obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes are not redeemable prior to maturity.

The indentures under which the Notes have been issued contain no financial covenants or any restriction on the payments of dividends, the incurrence of senior indebtedness, or other indebtedness, or the Company’s issuance or repurchase of securities. There are no sinking fund requirements with respect to the Notes.

The Company is required to maintain restricted investments of at least $46,000, or $39,500 if in the form of cash, in order to satisfy the security deposit requirements of the BioMed debt. This debt contains no financial covenants or sinking fund requirements.

The fair value of the BioMed debt approximates the carrying amount of $241,526 based on a discounted cash flow analysis, given that the Company’s incremental borrowing rate has not changed materially since inception of the debt.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE J) — Commitments and Other Matters

Leases

The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2026. The leases contain various renewal and cancellation options. Minimum annual rentals are as follows:

	Gross Operating		Net Operating
Year Ending December 31,	Leases	Sublease Income	Leases

2007	$29,704	$(827)	$28,877
2008	31,880	(1,200)	30,680
2009	24,268	(1,226)	23,042
2010	23,098	(1,252)	21,846
2011	23,486	(1,278)	22,208
2012 and thereafter	348,915	(1,305)	347,610

	$481,351	$(7,088)	$474,263

The gross operating lease commitment of $481,351 includes lease payments associated with the Company’s lease with BioMed for its Traville headquarters. As more fully described in Note N, Facility-Related Exit Costs and Other Restructuring Charges, during 2006 the Company entered into a lease with BioMed for its Traville headquarters following the termination of the Company’s Traville lease with WDC, its former lessor. Based upon an allocation of fair value, the initial annual rent for Traville is approximately $16,653. The aggregate rental payments over the remaining lease term are approximately $394,919, including an annual escalation of 2%. The Company has an option to purchase the Traville facility in 2016 for $303,000. There are no financial covenants with respect to the BioMed lease.

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

During 1997 and 1999, the Company entered into two long-term leases expiring January 1, 2019 for a process development and small-scale manufacturing facility aggregating 127,000 square feet and built to the Company’s specifications. Annual base rent under the leases is $3,765. The Company has an option, but not an obligation, to purchase these facilities during the lease term at various prices or at the end of the lease term for an aggregate price of approximately $19,400. The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. The leases require an additional security deposit if the Company does not meet its covenants. The Company believes it may not meet the minimum net worth covenant during 2007. In the event the Company is unable to obtain a waiver for this covenant, the Company may be required to increase the amount of its security deposit by approximately $1,500.

See Note C, Investments, for additional discussion of the Company’s restricted investments.

The now terminated WDC Traville lease agreement contained a residual value guarantee of 87.75% of the total financed cost at lease termination. Based upon the results of an appraisal conducted in connection with the BioMed transaction, the Company accounted for $15,000 of the $200,000 paid by BioMed to WDC in connection with the Company’s exercise of its purchase option under the WDC lease as a residual value guarantee payment. The Company’s obligation under the WDC lease to maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and certain debt ratios has been terminated as of the date of the WDC lease termination.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE J) — Commitments and Other Matters (continued)

Leases (continued)

In accordance with the provisions of FIN 45, the Company had recorded the estimated fair market value of the maximum residual value guarantee of the Traville lease during the second quarter of 2003. The Company estimated the fair market value of the guarantee as approximately $4,380 and had been amortizing this amount on a straight-line basis over the term of the lease. As of the date of the WDC lease termination, the Company wrote off the unamortized amount of approximately $2,533. As of December 31, 2005, the unamortized amount of approximately $2,797 was recorded within Other assets and Other liabilities on the Company’s consolidated balance sheets.

During the second quarter of 2006, the Company finalized plans to exit from a laboratory facility (the “Quality Building”) by late 2006. The Company has a remaining lease obligation of approximately $22,436 for 2007 through 2021. During the fourth quarter of 2006, the Company exited this space and entered into a sublease with Novavax, Inc. (“Novavax”) for six years beginning in January 2007, with rent payments aggregating $7,088 over the term of the lease. Novavax has an option to extend this lease through 2021.

In connection with the transaction with CoGenesys, the Company assigned the lease for its 9410 Key West Avenue facility to CoGenesys, which expires in 2008. However, the Company remains contingently liable for the rent for this facility. The remaining lease obligation is approximately $1,404 as of December 31, 2006. Because this lease has been assigned, the minimum annual rental expense and associated sublease income have been excluded from the scheduled lease commitments. In addition, the Company is still the primary lessee for certain equipment acquired under an equipment financing, but being used by CoGenesys and reimbursed by CoGenesys to the Company. For this leased equipment, the Company has a remaining lease obligation of approximately $1,086 as well as a possible buy-out obligation of approximately $719 as of December 31, 2006.

Sublease income of $7,088 only reflects the initial sublease term for Novavax. Additional sublease income will be reflected upon the execution of any other sublease agreement.

The Company’s leases for office and laboratory space provide for certain rent abatement and rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $2,718 and $2,592 at December 31, 2006 and 2005, respectively.

Certain other leases provide for escalation for increases in real estate taxes and certain operating expenses. These amounts are charged to expense as incurred.

The Company has entered into various sale-leaseback transactions resulting in equipment leases with rental and buy-out payments aggregating $19,476 as of December 31, 2006, with initial terms ranging from five to seven years. The Company must either purchase the equipment at the end of the initial term at the greater of fair market value or 20% of original cost or, in some cases, extend the term of the lease for an additional year. The Company has accounted for these leases as operating leases. Under the leases, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. The Company believes it may not meet the minimum net worth covenant during 2007. In the event the Company is unable to obtain a waiver for this covenant, the Company may be required to accelerate the payment for the remaining lease payments, including any end of lease term purchase obligations, at an aggregate cost of up to $19,476.

Minimum annual rentals are approximately $8,886 as of December 31, 2006.

Rent expense aggregated $29,724, $29,049 and $27,966 for the years ended December 31, 2006, 2005 and 2004, respectively.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE J) — Commitments and Other Matters (continued)

Capital Expenditures

At December 31, 2006 and 2005, the Company had commitments for capital expenditures, consisting primarily of manufacturing equipment, of approximately $1,596 and $9,852, respectively. Included in commitments for capital expenditures is $7,986 as of December 31, 2005 relating to the Company’s construction of the LSM facility.

401(k) Plan

The Company has adopted a 401(k) pension plan available to eligible full-time employees. Participating employees may contribute up to 100% of their total eligible compensation to the plan, subject to Internal Revenue Service limitations. Under the terms of the plan during 2006 and prior years, the Company made discretionary contributions equal to 25% of the employee contributions. The Company contribution was $1,365, $1,210, and $1,410 for the years ended December 31, 2006, 2005 and 2004, respectively.

Contingent Liabilities

In the normal course of business, the Company is periodically subject to various tax audits. The Company has accrued approximately $750 with respect to these audits.

The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

(NOTE K) — Stockholders’ Equity

Stock Option and Employee Stock Purchase Plans

The Company has two stock-based compensation plans as described below. The following is a summary of the stock-based compensation expense that has been recorded in the consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004, respectively:

	Year Ended December 31,
	2006	2005	2004

Employee stock option and employee stock purchase plan compensation expense	$26,095	$—	$—
Restricted stock awards	511	123	—
Stock option modification expense	—	6,985	4,151

Total	$26,606	$7,108	$4,151

There was no stock-based compensation expense related to employee stock options and employee stock purchase plan purchases under SFAS No. 123 included in net income (loss) for the years ended December 31, 2005 and 2004 because the Company did not adopt the fair value recognition provisions of SFAS No. 123, but rather used the alternative intrinsic value method. No income tax benefit was recognized in the income statement for stock-based compensation for the years presented as realization of such benefits was not more likely than not. During the years ended December 31, 2005 and 2004, the Company recognized stock option modification expense of $6,985 and $4,151, respectively.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) — Stockholders’ Equity (continued)

Stock Option and Employee Stock Purchase Plans (continued)

Stock Incentive Plan

The Company has a stock incentive plan (the “Plan”) under which options to purchase new shares of the Company’s common stock may be granted to employees, consultants and directors at an exercise price no less than the quoted market value on the date of grant. The Plan also provides for awards in the form of stock appreciation rights, restricted (non-vested) or unrestricted stock awards, stock-equivalent units or performance-based stock awards. The Company issues both qualified and non-qualified options under the Plan. The vesting period of the options is determined by the Board of Directors and is generally four years. Upon acquisition by a person, or group of persons, of more than 50% of the Company’s outstanding common stock, outstanding options shall immediately vest in full and be exercisable. The Company recognizes compensation expense for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. All options expire after ten years or earlier from the date of grant.

At December 31, 2006, the total authorized number of shares under the Plan, including prior plans, was 53,228,746. Options available for future grant were 10,110,402 as of December 31, 2006.

A summary of stock option activity for the year ended December 31, 2006 is as follows:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value(1)

Outstanding at January 1, 2006	29,301,035	$18.90
Granted	4,783,510	10.96
Exercised	(2,634,029)	8.57		$9,111
Forfeited	(1,881,868)	11.90
Expired	(2,732,541)	26.42

Outstanding at December 31, 2006	26,836,107	18.22	5.39	29,554

Vested or expected to vest at December 31, 2006	25,718,513	18.52	5.26	28,323

Exercisable at December 31, 2006	19,385,477	20.83	4.26	21,347

(1)	Aggregate intrinsic value represents only the value for those options in which the exercise price of the option is less than the market value of the Company’s stock on December 31, 2006, or for exercised options, the exercise date.

During 2004, the Company modified the stock option agreements for certain key officers by extending the standard post-employment exercise period and, for one key officer, also extending vesting beyond the date of termination. In the event any of the key officers terminated employment under certain circumstances, the key officer could receive the benefit of the modification provision(s) and the Company would record an aggregate compensation charge of up to $11,018 for any modified options still outstanding as of the date of termination. During the fourth quarter of 2005, the Company made a second modification to the stock option agreement for one key officer. This officer and another key officer terminated employment the Company on December 31, 2005 and received the benefit of the modifications. Accordingly, the Company recorded a compensation charge of $6,985 during the fourth quarter of 2005. No compensation charge has been recorded as of December 31, 2006 for the other key officers because they

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) — Stockholders’ Equity (continued)

Stock Option and Employee Stock Purchase Plans (continued)

Stock Incentive Plan (continued)

are still employees of the Company as of this date and the Company is unable to estimate whether any of these key officers will ultimately obtain any benefit from this modification.

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

During the second quarter of 2004, the Company’s stockholders approved a Stock Option Exchange Program (“Exchange Program”) whereby the Company made an offer to exchange options outstanding under the Company’s Amended and Restated 2000 Stock Incentive Plan. Pursuant to this offer, eligible employees, other than the Company’s executive officers, were offered a one-time opportunity to exchange their stock options that had an exercise price of at least $35.00 per share for a lesser number of options to be issued at a later date. Pursuant to the offer to exchange, in July 2004 the Company accepted for exchange options to purchase an aggregate of 4,199,094 shares of the Company’s common stock. In January 2005, the Company issued new options to purchase 1,543,580 shares of the Company’s common stock pursuant to the Exchange Program.

During the period covered under the Exchange Program and for the six months thereafter, the Company made no grants to employees who elected to participate in this program. In January 2005, the Company issued 3,927,646 options to purchase shares of the Company’s common stock for grants unrelated to the Exchange Program.

The following is a summary of stock-based compensation expense related to employee stock options recorded during the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006
	Expense		Expense
	Including		Excluding	2005	2004
	Stock Option	Stock Option	Stock Option	Expense as	Expense as
	Compensation	Compensation	Compensation	Reported	Reported

Costs and expenses:
Research and development	$209,242	$(16,140)	$193,102	$228,717	$219,549
General and administrative	53,101	(9,955)	43,146	42,066	35,728

Total	$262,343	$(26,095)	$236,248	$270,783	$255,277

During the years ended December 31, 2005 and 2004, the Company did not recognize any stock-based compensation expense related to employee stock option awards because the Company did not adopt the fair value recognition provisions of SFAS No. 123. During the years ended December 31, 2005 and 2004, the Company recognized stock option modification expense of $6,985 and $4,151, respectively, which is included in the 2005 and 2004 expense as reported.

During the years ended December 31, 2006, 2005 and 2004, the Company issued 2,634,029, 430,655 and 1,022,625 shares of common stock, respectively, in conjunction with stock option exercises. The Company received cash proceeds from the exercise of these stock options of approximately $22,573, $3,688 and $7,968 respectively for the years ended December 31, 2006, 2005 and 2004.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) — Stockholders’ Equity (continued)

Stock Option and Employee Stock Purchase Plans (continued)

Stock Incentive Plan (continued)

As of December 31, 2006, total unrecognized compensation cost related to stock options amounted to $37,846, which is expected to be recognized over a weighted-average period of 2.8 years as the options vest. There were non-vested stock options outstanding for 7,450,630 shares at December 31, 2006.

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $9,111, $1,602 and $3,782 respectively. The total fair value of stock options which vested during the years ended December 31, 2006, 2005 and 2004 was approximately $28,419, $39,648 and $112,400 respectively. The weighted-average grant-date fair value of equity awards, including stock options and restricted common stock, granted during the years ended December 31, 2006, 2005 and 2004 was $4.99, $4.74 and $4.87 per share, respectively. The weighted-average fair value of the employee stock purchase plan rights granted during 2006, 2005 and 2004 was $1.98, $3.00 and $4.26 per share, respectively.

The fair values of employee stock options granted during the years ended December 31, 2006, 2005 and 2004 were determined based on the Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005	2004

Expected life:
Stock options	4.9 years	4.4 years	5.9 years
Employee stock purchase plan rights	1.0 years	1.0 years	1.0 years
Interest rate	4.3% - 5.1%	3.8% - 4.2%	3.7%
Volatility	38.0% - 48.0%	38.0% - 40.0%	40.0%
Dividend yield	0%	0%	0%

An explanation of the above assumptions is as follows:

Expected Life of Stock-based Awards — The expected life of stock-based awards is the period of time for which the stock-based award is expected to be outstanding. This estimate is based on historical exercise data.

Interest Rate — The risk-free rate over the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (implied volatility) during a period. The Company uses the implied volatility of its traded convertible notes as the sole basis for its expected volatility. The weighted average volatility used was 44.4% and 39.9% for 2006 and 2005, respectively.

Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Employee Stock Purchase Plan

In 2000, the Company’s stockholders approved the establishment of an Employee Stock Purchase Plan registering 500,000 shares of $0.01 par value common stock for issuance under this plan. Under this plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan. The common stock is purchased under the plan at a discounted rate, currently at 15%, which results in this plan qualifying as

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) — Stockholders’ Equity (continued)

Employee Stock Purchase Plan (continued)

compensatory. The first purchase period for the plan began January 1, 2001. During the year ended December 31, 2006, the Company issued 119,226 shares of common stock pursuant to this plan and recorded compensation cost of approximately $236. Common stock reserved for future employee purchase under the plan aggregated 24,460 shares as of December 31, 2006. There are no other investment options for participants.

Restricted Common Stock

During the year ended December 31, 2006, the Company issued 12,000 shares of restricted common stock at a weighted-average grant date fair value of $10.56 per share. The Company incurred $511 and $123 of compensation expense for the years ended December 31, 2006 and 2005, respectively, related to all awards.

A summary of the status of the Company’s restricted common stock as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value

Restricted common stock at January 1, 2006	110,000	$13.22
Granted	12,000	10.56
Vested	(17,000)	13.43
Forfeited	—	—

Restricted common stock at December 31, 2006	105,000	12.88

All of the restricted stock awards currently outstanding have service conditions and some also have market conditions. Those awards with only service conditions vest ratably on an annual basis over three years. Those awards with market conditions vest on the three-year anniversary assuming the condition has been met.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE M) — Income Taxes

The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

	Year Ended December 31,
	2006	2005	2004

Federal income tax provision at 34%	$(85,399)	$(81,409)	$(82,585)
State taxes, net of federal tax benefit	(11,041)	(10,732)	(11,024)
Tax credits, principally for research and development	(7,305)	(6,930)	(6,975)
Stock option deduction for which no book benefit is available	—	(560)	(1,475)
Other	4,146	2,426	1,457
Increase in valuation allowance on deferred tax asset	99,599	97,205	100,602

	$—	$—	$—

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Current	Long-Term
	Asset	Asset

December 31, 2006
Net operating loss carryforward	$—	$555,508
Research and development and other tax credit carryforwards	—	59,651
Capital loss carryforward	—	12,933
Lease impairment charge	—	5,489
Net unrealized losses on investments	—	1,392
Equity based compensation	—	4,559
Deferred revenue	13,660	32,259
Depreciation	—	3,333
Reserves and accruals	3,066	7,128
Other	—	692

	16,726	682,944
Less valuation allowance	(16,726)	(682,944)

	$—	$—

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

Provision for income taxes is comprised of the following:

Year Ended December 31,
	2006	2005	2004

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign taxes	—	—	—
Deferred	—	—	—

	$—	$—	$—

The Company has available tax credit carryforwards of approximately $59,651, which expire, if unused, from the year 2008 through the year 2026. The Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $1,438,394, which expire, if unused, from the year 2010 through the year 2026. The Company’s ability to utilize these NOLs may be limited under Internal Revenue Code Section 382. The tax benefit of approximately $242,835 of NOLs related to stock options will be credited to equity when the benefit is realized through utilization of the NOL carryforwards.

(NOTE N) — Facility-Related Exit Costs and Other Restructuring Charges

During the second quarter of 2006, the Company entered into and completed a purchase and sale agreement of its Traville headquarters and related land and LSM facility with BioMed. Under the terms of this agreement, BioMed paid the Company $225,000 for the Traville land, representing developed and undeveloped land, and the LSM facility, and BioMed paid WDC $200,000 for the Traville facility. The Company obtained an appraisal of these assets in order to properly determine the consideration received as well as to allocate the Company’s future lease payments due to BioMed under a sale-leaseback arrangement. With respect to the Traville facility, the Company

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE N) — Facility-Related Exit Costs and Other Restructuring Charges (continued)

exercised its option under its lease with WDC to acquire the Traville facility for a fixed price of $200,000 and the Company assigned that option to BioMed Realty, LP, a wholly-owned BioMed subsidiary. BioMed paid WDC $200,000 to purchase the Traville facility, at which time WDC terminated its lease with the Company, including its residual value guarantee and released the Company’s restricted investments of approximately $204,500 that served as collateral under the lease. The Company recorded a non-cash lease termination expense of $15,000, which represented the difference between the $200,000 obligation BioMed paid to WDC and the facility’s appraised fair value of $185,000. This expense, along with transaction costs of approximately $1,840, aggregating $16,840 is included in the lease termination and restructuring charges in the consolidated statement of operations for the year ended December 31, 2006.

In addition, the Company sold the land associated with the Traville facility along with the adjoining undeveloped land on the site to BioMed. However, because the Company has a purchase option with respect to the Traville facility and the developed land under this facility, the Company has recorded the land component of the sale-leaseback transaction as a financing transaction and initially recorded debt of approximately $31,093, representing the allocated fair value of the consideration received.

With respect to the LSM facility, the Company sold the facility and land to BioMed. However, because the Company has a purchase option with respect to the LSM facility, the Company has recorded this sale as a financing transaction and initially recorded debt of approximately $193,907, representing the allocated fair value of the consideration received. The Company retained ownership of approximately $36,500 in equipment located at the facility which is required to be kept in place during the lease term or upon any expiration, termination or default.

See Note I, Long-term Debt and Note J, Commitments and Other Matters, for additional discussion.

During the fourth quarter of 2006, the Company recorded exit and impairment charges of approximately $9,156 and $3,514 relating to certain Traville headquarters space (“Wing C”) and the Quality Building, respectively. With respect to Wing C, the Company determined that it could meet its clinical drug manufacturing requirements for the foreseeable future within its LSM and small-scale manufacturing facilities. As a result, it exited the Wing C space located at the headquarters facility in 2006 and, based upon certain market information, recorded a charge representing an estimated sublease loss and an impairment charge on certain fixed assets and leasehold improvements. The Company has entered into a letter of intent with a potential subtenant for this space. With respect to the Quality Building charge, the Company consolidated its operations from this space in 2006 to either its Traville headquarters space or the LSM, and recorded a charge relating to the estimated sublease loss and an impairment charge on certain fixed assets and leasehold improvements relating to this space.

Total exit and impairment charges for the year ended December 31, 2006 amounted to $29,510 and are reported as Lease termination and restructuring charges in the consolidated statement of operations. Such charge includes lease termination charges of $16,840, exit and restructuring charges of $8,961 and adjustments to the carrying value of certain fixed assets amounting to $3,709. The Company may continue to evaluate other facility consolidation alternatives during 2007.

The Company did not incur any restructuring or facility related charges during 2005. During 2004, the Company announced plans to sharpen its focus on its most promising drug candidates. In order to reduce significantly future expenses, and thus enable the Company to dedicate more resources to the most promising drugs, the Company reduced staff, streamlined operations and consolidated facilities. The results for the year ended December 31, 2004 include a charge of $15,408, which is shown as a Lease termination and restructuring charge in the Consolidated Statement of Operations for the year ending December 31, 2004. The charge consisted of approximately $7,696 for the consolidation of facilities, approximately $5,212 related to the retirement of the Company’s former CEO, including $4,151 related to the modification of the former CEO’s stock options, and $2,500 related to the total cost of employee severance benefits.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE N) — Facility-Related Exit Costs and Other Restructuring Charges (continued)

During the third quarter of 2004, the Company exited a laboratory and production facility in Rockville, Maryland at 9410 Key West Avenue (“9410”), for which it has a remaining operating lease obligation of approximately $2,253 for 2006 through 2008. Based upon certain market information, the Company recorded an accrual for an estimated disposal loss on certain fixed assets and leasehold improvements of $4,000 in the third quarter of 2004. The Company decided to reoccupy 9410 as of the second quarter of 2005. Based on this decision, the Company reevaluated its position as of December 31, 2004 and concluded the assets were recorded at their fair value. The facility became occupied by the Company’s former CoGenesys division. In connection with the Company’s sale of this division in 2006, the Company assigned the 9410 lease to CoGenesys and sold to CoGenesys the equipment and leasehold improvements at the net book value as of the date of the sale. See Note O, CoGenesys, for additional discussion.

The Company had a lease agreement for a research facility located at 9800 Medical Center Drive, near the Company’s Traville facility in Rockville, Maryland (the “9800 MCD lease”). In December 2004, the Company exited from its seven-year lease associated with this facility. In connection with this exit, the Company obtained a release of both the restricted investments of approximately $76,000 and the residual value guarantee of $64,600. Also, to facilitate the transition from this space, the Company entered into an operating lease for this facility for two years with the new lessee of this facility. The Company received $16,600 in cash consideration from this new lessee in exchange for the Company’s exit of its lease as well as the sale of the leasehold improvements having an aggregate net book value of approximately $9,294 and other assets located at 9800 Medical Center Drive. Transaction costs and exit costs for rent and operating costs, net of estimated sublease income associated with non-utilized space under the new lease, aggregated $11,002. Net of the cash consideration and all the costs, which aggregated $20,296, the Company recorded a loss of $3,696 in 2004 related to this exit, which is included in the Lease termination and restructuring charges in the Consolidated Statement of Operations.

The Company’s Lease termination and restructuring charges for 2004 of $15,408 included in the Consolidated Statement of Operations represents the gross expense of $32,008, net of $16,600 of cash consideration received in connection with the exit from 9800 Medical Center Drive.

The Company reviews its estimated exit cost accrual for all of these facilities on an ongoing basis.

The following table summarizes the activity related to the liability for exit and restructuring charges for the year ended December 31, 2006:

		Former CEO
	Severance	Related
	and	Benefits	Facilities
	Benefits	Charges	Related	Total

Balance as of January 1, 2006	$20	$442	$5,937	$6,399
Provision recorded:
Wing C	—	—	6,440	6,440
Quality Building	—	—	2,521	2,521

Subtotal	20	442	14,898	15,360
Cash paid	—	(424)	(4,562)	(4,986)
Accrual adjustment	(20)	—	—	(20)

Balance as of December 31, 2006	$—	$18	$10,336	10,354

Less current portion				(4,243)

				$6,111

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE O) — CoGenesys

During the fourth quarter of 2005, the Company entered into an agreement with TriGenesys, Inc. (“TGS”) that enabled TGS to acquire various assets, rights and interests used by the Company’s CoGenesys division provided that TGS raised at least $25,000 in financing and met certain other conditions (the “CoGenesys Agreement”). TGS shareholders include two former senior executives of the Company. During the second quarter of 2006, the Company completed the sale of assets and simultaneously entered into a license agreement and manufacturing services agreement with TriGenesys. Upon the closing of the transaction, TriGenesys legally changed its name to CoGenesys, Inc.

As consideration for the assets conveyed, liabilities assumed and intellectual property licensed, the Company obtained equity in CoGenesys valued at $10,000 and additional equity valued at $4,818 as reimbursement for CoGenesys expenditures paid by the Company during the five months ended May 31, 2006. The Company received preferred stock, representing approximately a 14% equity interest (13% on a fully-diluted basis) in CoGenesys, which is now deemed to be a related party. The value per share assigned to this investment was equal to the value per share simultaneously obtained by CoGenesys through external funding. The Company sold assets having a net book value which approximates fair value of approximately $3,032 and recorded no gain or loss on the sale, and CoGenesys assumed liabilities totaling $607. The residual consideration of $7,575 was allocated to the intellectual property license and manufacturing services agreement and is being recognized ratably over the three-year term of the manufacturing services agreement. The Company recorded the CoGenesys cost reimbursement of $4,818 as a reduction of research and development expenses for the year ended December 31, 2006.

Approximately 70 employees in the CoGenesys division became employees of CoGenesys on the date of this transaction.

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

(NOTE P) — Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2006	2005	2004

Numerator:
Net loss	$(251,173)	$(239,439)	$(242,898)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	131,815,414	130,772,233	130,041,071

Net loss per share, basic and diluted:
Net loss per share	$(1.91)	$(1.83)	$(1.87)

Common stock issued in connection with the Company’s Employee Stock Purchase Plan and through exercised options granted pursuant to the Employee Stock Option Plan are included in the Company’s weighted average share balance based upon the issuance date of the related shares. As of December 31, 2006, 2005 and 2004, the Company had 26,836,107, 29,301,035 and 23,473,913, respectively, stock options outstanding. As of December 31, 2006, 2005 and 2004, the Company had 30,942,877, 31,181,957 and 21,482,403 respectively, of shares issuable upon the conversion of the Company’s convertible subordinated debt.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE Q) — Related Parties

The Company’s equity investments in CoGenesys and Corautus Genetics Inc. (“Corautus”) make them related parties of the Company. In 2006, the Company recognized revenue of $1,910 under the 2006 license agreement and manufacturing services agreement with CoGenesys. During the year ended December 31, 2006, the Company recorded a reduction of research and development expenses of $4,818 in connection with the CoGenesys asset purchase agreement.

Effective with the sale of the Company’s remaining investment in CAT in 2006, CAT is no longer a related party. While deemed a related party in 2006, the Company expensed $600 for research support costs paid to CAT in connection with a 2000 collaboration agreement. In 2005 and 2004, the Company recorded $1,200 each year for these support costs.

Effective with the sale of the Company’s investment in Transgene in 2005, Transgene is no longer a related party. While deemed a related party, the Company recognized revenue of $1,498 and $2,568 in 2005 and 2004, respectively, under a 1998 collaboration agreement with Transgene.

The Company had no other material related party transactions during 2006, 2005 or 2004.

(NOTE R) — Quarterly Financial Information (unaudited)

Quarterly financial information for 2006 and 2005 is presented in the following tables:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2006
Revenue	$6,840	$2,225	$6,679	$10,011
Income (loss) from operations	(64,958)	(77,020)	(58,975)	(65,145)
Net income (loss)	(62,139)	(61,258)	(60,832)	(66,944)
Net income (loss) per share, basic and diluted	(0.47)	(0.47)	(0.46)	(0.50)

2005
Revenue	$1,105	$2,854	$5,882	$9,272
Income (loss) from operations	(62,522)	(58,972)	(58,022)	(72,154)
Net income (loss)	(59,582)	(55,986)	(54,363)	(69,508)
Net income (loss) per share, basic and diluted	(0.46)	(0.43)	(0.42)	(0.53)

The Company’s results for the first, second, third, and fourth quarters of 2006 include stock option expense of $6,726, or $0.11 per share, $7,163, or $0.12 per share, $6,407, or $0.11 per share and $5,799, or $0.09 per share, respectively.

The Company’s results for the second quarter of 2006 include $16,840, or $0.13 per share, in lease termination charges.

The Company’s results for the fourth quarter of 2006 include $12,670, or $0.10 per share, in exit and impairment charges.

The Company’s results for the fourth quarter of 2005 include a non-cash stock option modification charge of $6,985, or $0.05 per share, in connection with the departure of two senior executives.