Form 10-Q
period 2007-03-31
HUMAN GENOME SCIENCES INC
filed 2007-05-09
CIK 901219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2007
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
Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding on March 31, 2007 was 134,270,017.

TABLE OF CONTENTS

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	3

	Consolidated Balance Sheets at March 31, 2007 and December 31, 2006	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	34

	Signatures	35

	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2007	2006
	(dollars in thousands, except share and
	per share amounts)

Revenue – research and development contracts	$9,262	$6,840

Costs and expenses:
Research and development	47,179	58,407
General and administrative	11,969	13,391

Total costs and expenses	59,148	71,798

Income (loss) from operations	(49,886)	(64,958)

Investment income	8,666	5,117
Interest expense	(9,809)	(2,298)

Income (loss) before taxes	(51,029)	(62,139)
Provision for income taxes	—	—

Net income (loss)	$(51,029)	$(62,139)

Basic and diluted net income (loss) per share	$(0.38)	$(0.47)

Weighted average shares outstanding, basic and diluted	134,031,371	131,221,924

The accompanying Notes to Consolidated Financial Statements are an integral part hereof. Net income (loss) for the three months ended March 31, 2007 and 2006 includes stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) of $5,019 and $6,862, respectively. Stock-based compensation amounted to $2,970 and $4,353 in Research and development and $2,049 and $2,509 in General and administrative for the three months ended March 31, 2007 and 2006, respectively.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(dollars in thousands)

Assets
Current assets:
Cash and cash equivalents	$113,364	$96,942
Short-term investments	182,968	226,475
Collaboration receivables	31,804	64,479
Prepaid expenses and other current assets	3,793	4,153

Total current assets	331,929	392,049

Marketable securities	391,710	378,502
Long-term equity investments	15,517	15,437
Property, plant and equipment (net of accumulated depreciation and amortization)	280,335	285,177
Restricted investments	62,077	61,165
Other assets	16,450	17,338

TOTAL ASSETS	$1,098,018	$1,149,668

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,667	$36,959
Accrued payroll and related taxes	9,246	15,378
Accrued exit and restructuring expenses	3,210	4,243
Deferred revenues	34,694	35,371

Total current liabilities	87,817	91,951

Long-term debt, net of current portion	752,210	751,526
Deferred revenues, net of current portion	75,384	83,530
Accrued exit and restructuring expenses, net of current portion	6,278	6,111
Other liabilities	3,219	2,627

Total liabilities	924,908	935,745

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,342	1,338
Additional paid-in capital	1,844,077	1,836,560
Accumulated other comprehensive loss	(899)	(3,594)
Accumulated deficit	(1,671,410)	(1,620,381)

Total stockholders’ equity	173,110	213,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,098,018	$1,149,668

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2007	2006
	(dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(51,029)	$(62,139)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	5,019	6,862
Depreciation and amortization	5,728	4,533
Accrued interest on short-term investments, marketable securities and restricted investments	(3,189)	1,273
Non-cash expenses and other	844	95
Changes in operating assets and liabilities:
Collaboration receivables	32,675	—
Prepaid expenses and other current assets	360	(4,299)
Other assets	310	3,079
Accounts payable and accrued expenses	3,735	(620)
Accrued payroll and related taxes	(6,132)	(2,756)
Accrued exit and restructuring expenses	(866)	(1,256)
Deferred revenues	(8,823)	(803)
Other liabilities	591	(2,962)

Net cash used in operating activities	(20,777)	(58,993)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(83,119)	(44,266)
Proceeds from sale and maturities of short-term investments and marketable securities	118,919	89,280
Capital expenditures – property, plant and equipment	(439)	(5,098)
Capitalized interest	—	(1,261)

Net cash provided by investing activities	35,361	38,655

Cash flows from financing activities:
Purchase of restricted investments and marketable securities	(4,906)	(38,788)
Proceeds from sale and maturities of restricted investments	4,245	52,110
Proceeds from issuance of common stock, net of expenses	2,499	2,162

Net cash provided by financing activities	1,838	15,484

Net increase (decrease) in cash and cash equivalents	16,422	(4,854)
Cash and cash equivalents – beginning of period	96,942	12,268

Cash and cash equivalents – end of period	$113,364	$7,414

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Three months ended March 31,
	2007	2006
	(dollars in thousands)
Cash paid during the period for:
Interest	$8,234	$2,763
Income taxes	$—	$—
During the three months ended March 31, 2007, long-term debt increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $684 on a non-cash basis. Because the debt payments are less than the amount of the calculated interest expense for the first nine years of the leases, the debt balance will increase during this period.
During the three months ended March 31, 2007, the Company recorded non-cash accretion of $206 related to its exit and restructuring accrual for a laboratory facility (the “Quality Building”) and certain Traville headquarters space.
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
For the Quarter Ended March 31, 2007
(dollars in thousands, except per share data)
Note 1. Interim Financial Statements
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 2007 and 2006, the Company’s financial position at March 31, 2007, and the cash flows for the three months ended March 31, 2007 and 2006. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.
The results of operations for the three months ended March 31, 2007 are not necessarily indicative of future financial results.
Note 2. Stock-Based Compensation
The Company has a stock incentive plan (the “Incentive Plan”) under which options to purchase new shares of the Company’s common stock may be granted to employees, consultants and directors at an exercise price no less than the quoted market value on the date of grant. The Incentive Plan also provides for awards in the form of stock appreciation rights, restricted (nonvested) or unrestricted stock awards, stock-equivalent units or performance-based stock awards. The Company issues both qualified and non-qualified options under the Plan. The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”).
Stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the three months ended March 31, 2007 is not necessarily representative of the level of stock-based compensation expense under SFAS 123(R) in future periods due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.
The Company recorded stock-based compensation expense pursuant to these plans of $5,019 and $6,862 during the three months ended March 31, 2007 and 2006, respectively. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan and stock acquired through the Purchase Plan.
Under the Incentive Plan, the Company issued 344,964 shares of common stock as a result of stock option exercises at a weighted-average grant date fair value of $4.24 per share during the three months ended March 31, 2007. The Company granted 2,804,696 stock options and 250,274 restricted stock units under the Incentive Plan during the same period, at weighted-average grant date fair values of $4.70 per share and $10.62 per share, respectively.
At March 31, 2007, the total authorized number of shares under the Incentive Plan, including prior plans, was 53,228,746. Options available for future grant were 8,405,784 as of March 31, 2007.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2007
(dollars in thousands, except per share data)
Note 3. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, marketable securities and long-term investments and cumulative foreign currency translation adjustment activity to be included in other comprehensive income.
During the three months ended March 31, 2007 and 2006, total comprehensive income (loss) amounted to:

	Three months ended
	March 31,
	2007	2006

Net income (loss)	$(51,029)	$(62,139)

Net unrealized gains (losses):
Short-term investments and marketable securities	2,263	1,042
Long-term investments	79	365
Restricted investments	299	(2,403)
Foreign currency translation	2	4

Subtotal	2,643	(992)

Reclassification adjustments for losses realized in net loss	52	178

Total comprehensive income (loss)	$(48,334)	$(62,953)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three months ended March 31, 2007 and 2006, and their respective net proceeds were as follows:

	Three months ended
	March 31,
	2007	2006

Realized gains	$75	$67
Realized losses	(127)	(245)
Net proceeds on sale of investments prior to maturity	48,964	84,789
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement
Collaboration Agreement with Novartis
During the second quarter of 2006, the Company entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the development and commercialization of Albuferon®. The Company is entitled to receive milestones aggregating approximately $507,500, including a non-refundable up-front license fee. The Company and Novartis will share equally in clinical development costs. The Company is recognizing the up-front license fee of $45,000 and milestones earned in 2006 of $47,500 as revenue over the remaining clinical development period, estimated to be approximately four years ending in 2010. The Company recognized revenue of $5,694 for the three months ended March 31, 2007.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2007
(dollars in thousands, except per share data)
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
Collaboration Agreement with GSK
During the third quarter of 2006, the Company entered into a license agreement with GlaxoSmithKline (“GSK”) for the development and commercialization of LymphoStat-B® arising from an option GSK exercised in 2005. In consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006. The Company is recognizing this payment as revenue over the clinical development period, estimated to be approximately four years ending in 2010. The Company recognized revenue of $1,636 relating to this payment for the three months ended March 31, 2007.
Agreement with CoGenesys
During 2006, the Company entered into a license agreement with CoGenesys, Inc. (“CoGenesys”), whereby the Company obtained equity consideration valued at $7,575 in connection with this license agreement. The Company is recognizing this license revenue ratably over a three-year period, as a result of a three-year manufacturing services agreement also concluded at the same time. For the three months ended March 31, 2007, the Company recognized revenue of $643 which represents related party activity.
Collaboration reimbursements
Our research and development expenses for the three months ended March 31, 2007 are net of $9,145 and $12,742 of costs reimbursed by Novartis and GSK, respectively. There were no similar reimbursements during the three months ended March 31, 2006.
U.S. Government Agreement
During 2005, the Company entered into a two-phase contract to supply ABthrax™, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, the Company supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. During 2006, the U.S. Government exercised its option, under the second phase of the contract, to purchase 20,001 treatment courses of ABthrax for the Strategic National Stockpile. The Company will begin to manufacture these 20,001 therapeutic courses later in 2007 and is conducting several animal and human studies as part of this contract. The U.S. Government is only required to pay the Company for this work or to purchase ABthrax if the Company meets the product requirements associated with this contract.
Note 5. Collaboration Receivables
Collaboration receivables of $31,804 and $64,479 as of March 31, 2007 and December 31, 2006, respectively, include cost sharing reimbursements due from Novartis and GSK in connection with the Company’s collaboration agreements with these companies. The decrease is due to the 2007 receipt of $47,500 relating to Novartis milestones earned but not yet due in 2006, partially offset by 2007 collaboration cost sharing activity.
Note 6. Commitments and Other Matters
The Company has entered into various sale-leaseback transactions resulting in equipment leases with rental and buy-out payments, with initial terms ranging from five to seven years. The Company may purchase the equipment at the end of the initial term at the greater of fair market value or 20% of original cost or extend the term of the lease for an additional twelve to sixteen months. The Company has accounted for these leases as operating leases. Under the leases, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. The Company believes it may not meet the minimum net worth covenant during 2007. In the event the Company is unable to renegotiate or obtain a waiver for this covenant, the Company may be required to provide additional collateral to the lessors, possibly in the form of standby letters of credit or accelerate the payment for the remaining lease payments, including any end of lease term purchase obligations, at an aggregate cost of up to $15,184.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2007
(dollars in thousands, except per share data)
Note 6. Commitments and Other Matters (continued)
During March 2007, the Company entered into an agreement to sublease a portion of its headquarters facility to MedImmune, Inc. The terms of the sublease include an initial term ending November 2011 and an option period exercisable by the subtenant to extend the sublease for one, two or three additional years. The Company exited this space in the fourth quarter of 2006 and recorded an accrual for future lease costs, net of estimated sublease income, pursuant to SFAS No. 146, Accounting for Costs Associated with Exit Or Disposal Activities. During the fourth quarter of 2006, the Company recorded a charge of $9,156 representing an estimated sublease loss and an impairment charge on certain fixed assets and leasehold improvements. The income associated with the executed sublease approximates the estimated sublease income assumed in 2006.
In the fourth quarter of 2006, the Company exited from the Quality Building and subleased this space to Novavax, Inc. (“Novavax”). Subsequent to March 31, 2007, the Company purchased the Quality Building from the landlord, and subsequently sold the building to BioMed. As a result of these transactions, the Company will reduce its future rent obligations by $21,871 and will not receive future sublease income of $6,980. See Note 11, Subsequent Event, for additional information.
During 1997 and 1999, the Company entered into two long-term leases with the Maryland Economic Development Corporation (“MEDCO”) expiring January 1, 2019 for a process development and small-scale manufacturing facility aggregating 127,000 square feet and built to the Company’s specifications. The Company has accounted for these leases as operating leases. The facility was financed primarily through a combination of bonds issued by MEDCO (“MEDCO Bonds”) and loans issued to MEDCO by certain State of Maryland agencies. The Company has no equity interest in MEDCO.
Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3,765. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions in 2009, which could in turn affect the Company’s rent and the level of the Company’s restricted investments. The Company has restricted investments of approximately $13,700 and $13,500 as of March 31, 2007 and December 31, 2006, respectively, and is required to maintain restricted investments up to a maximum of $15,000 which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond Indenture Trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, the Company could lose part or all of its restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, the Company has an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $41,000 in 2007 to approximately $21,000 in 2019.
The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. The leases require an increase in the Company’s restricted investments up to $15,000 if the Company does not meet the covenants.
In the normal course of business, the Company is periodically subject to various tax audits. The Company has accrued approximately $750 with respect to these audits.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2007
(dollars in thousands, except per share data)
Note 6. Commitments and Other Matters (continued)
The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.
Note 7. Facility-Related Exit Costs and Other Restructuring Charges
As a result of the Company’s facilities consolidation efforts, the Company has exited various facility leases since 2004 and recorded exit and impairment charges relating to those exits. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis.
The following table summarizes the activity related to the liability for exit and restructuring expenses for the three months ended March 31, 2007:

	Facilities	Other
	Related	Charges	Total

Balance as of December 31, 2006	$10,336	$18	$10,354
Accretion recorded	206	—	206

Subtotal	10,542	18	10,560
Cash paid	(1,054)	—	(1,054)
Accrual adjustment	—	(18)	(18)

Balance as of March 31, 2007	$9,488	$—	9,488

Less current portion			(3,210)

			$6,278

The liability for exit and restructuring expenses includes approximately $2,008 related to the Quality Building as of March 31, 2007. See Note 11, Subsequent Event, for additional information regarding the Quality Building.
Note 8. Fair Value of Financial Instruments
The carrying values of investments in the consolidated balance sheets at March 31, 2007 and December 31, 2006 approximate their respective fair values. Except for the Company’s investment in CoGenesys, the carrying value of the Company’s investments is based on quoted market prices, which approximates fair value. Because CoGenesys is a privately-held entity, the Company is unable to obtain a quoted market price with respect to this investment, and such investment is accordingly carried at its historic cost of $14,818, equal to its initial fair value as of June 2006. The Company reviews the carrying value of the CoGenesys investment on a periodic basis for indicators of impairment, and adjusts the value accordingly.
The carrying value of all of the Company’s long-term debt was $752,210 as of March 31, 2007 and $751,526 as of December 31, 2006, including convertible debt of $510,000. The fair value of the Company’s convertible debt is based primarily on quoted market prices. The quoted market prices of the Company’s convertible debt decreased to approximately $472,785 as of March 31, 2007 from $519,775 as of December 31, 2006. The fair value of the Company’s non-convertible debt approximates the carrying amount of $242,210 and $241,526 as of March 31, 2007 and December 31, 2006, respectively, based on a discounted cash flow analysis, given that the Company’s incremental borrowing rate has not changed materially since inception of the debt. This non-convertible debt is related to the 2006 purchase and sale agreement with BioMed for the Company’s Traville land and large-scale manufacturing facility.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2007
(dollars in thousands, except per share data)
Note 9. Income Taxes
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. No adjustments were required to financial statement amounts as a result of adopting FIN 48. As of December 31, 2006, the Company had recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined. The Company believes that any of its uncertain tax positions would not result in adjustments to its effective income tax rate because likely corresponding adjustments to deferred tax assets would be offset by adjustments to recorded valuation allowances.
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. The Company has no interest or penalties accrued as of March 31, 2007.
The Company’s income taxes have not been subject to examination by any tax jurisdictions since its inception. Accordingly, all income tax returns filed by the Company are subject to examination by the taxing jurisdictions.
Note 10. Related Parties
The Company’s equity investments in CoGenesys and Corautus Genetics Inc. (“Corautus”) make them related parties of the Company. For the three months ended March 31, 2007, the Company recognized revenue of $643 under the 2006 license agreement and manufacturing services agreement with CoGenesys.
The Company had no other material related party transactions for the three months ended March 31, 2007 and 2006.
Note 11. Subsequent Event
Subsequent to March 31, 2007, the Company purchased the Quality Building from the landlord, and subsequently sold the building to BioMed. The Company anticipates recognizing a net gain on these transactions of between $1,500 and $2,000 and will reverse the remaining liability for exit and restructuring expenses related to the Quality Building of approximately $1,800.
Note 12. Recent Accounting Pronouncements
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under most other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except for a limited form of retrospective application for certain financial instruments. The Company will adopt SFAS No. 157 for its fiscal year beginning on January 1, 2008. Management has not determined whether the adoption of this statement will affect its reported results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management has not determined whether the Company will voluntarily choose to measure any of its financial assets and financial liabilities at fair value. Management has not determined whether the adoption of this statement will affect its reported results of operations or financial condition.
Note 13. Reclassifications
Certain prior period balances have been reclassified to conform to the 2007 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2007 and 2006
Overview
     Human Genome Sciences is a commercially focused drug development company with three products in late-stage clinical development. We also have a pipeline of novel compounds in earlier stages of clinical development in oncology, immunology and infectious disease. Additional products are in clinical development by companies with which we are collaborating. Our mission is to apply great science and great medicine to bring innovative drugs to patients with unmet medical needs.
     We have developed and continue to enhance resources necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company. We have expanded our manufacturing facilities to allow us to produce larger quantities of therapeutic protein and antibody drugs for both clinical development and future commercial demand. We are continuing to build our commercial manufacturing staff, and our intent is to add marketing and sales staff as needed as our products approach commercialization.
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
     We have entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, with the U.S. Government. Under the first phase of the contract, we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. In the second quarter of 2006, under the second phase of the contract, the U.S. Government exercised its option to purchase 20,001 treatment courses of ABthrax for the Strategic National Stockpile. We expect to receive approximately $165.0 million from this contract, following delivery and licensure. We have started manufacturing and continue to work towards FDA approval of ABthrax. We do not know whether we will be able to obtain the necessary regulatory approval for this product and deliver the order to the U.S. Government.

Overview (continued)
     We expect that any significant revenue or income for at least the next several years may be limited to investment income, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from Novartis and GSK, payments from the sale of product rights, and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials required for the development of antibody and protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or new agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
Critical Accounting Policies and the Use of Estimates
     A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our accounting policies are described in more detail in Note B, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2006 Annual Report on Form 10-K.
Results of Operations
     Revenues. Revenues were $9.3 million for the three months ended March 31, 2007 compared to revenues of $6.8 million for the three months ended March 31, 2006. Revenues for the three months ended March 31, 2007 primarily included $5.7 million recognized from the Novartis agreement and $1.6 million recognized from the GSK LymphoStat-B agreement. Revenues for the three months ended March 31, 2006 consisted primarily of $6.0 million in revenue recognized from GSK for a milestone achievement related to GSK716155 (formerly known as Albugon™).
     Expenses. Research and development net expenses were $47.2 million for the three months ended March 31, 2007 compared to $58.4 million for the three months ended March 31, 2006. Our gross expenses increased by $10.7 million, primarily due to the initiation of our Phase 3 clinical trials for Albuferon and LymphoStat-B, partially offset by reduced research activity following the 2006 sale of the CoGenesys division. Our research and development expenses for the three months ended March 31, 2007 are net of $21.9 million of costs reimbursed by Novartis and GSK in support of these two programs. Stock-based compensation expense decreased by $1.4 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was due to having fewer employees in 2007 as compared 2006 because of the sale of the CoGenesys division and a lower average fair value per share for the options that vested.

Results of Operations (continued)
     We track our research and development expenditures by type of cost incurred – research, pharmaceutical sciences, manufacturing and clinical development.
     Our research costs decreased to $4.4 million for the three months ended March 31, 2007 from $9.2 million for the three months ended March 31, 2006. This decrease is primarily due to the sale of our CoGenesys research division during the second quarter of 2006 and no new significant research initiatives. Our research costs for the three months ended March 31, 2007, are net of $0.7 million of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $6.8 million for the three months ended March 31, 2007 from $9.4 million for the three months ended March 31, 2006. This decrease is primarily due to cost reimbursement under our collaboration agreements and reduced activity for our ABthrax program. Pharmaceutical sciences costs for the three months ended March 31, 2007 are net of $1.9 million of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our manufacturing costs decreased to $14.0 million for the three months ended March 31, 2007 from $20.4 million for the three months ended March 31, 2006. This decrease is primarily due to cost reimbursement under our collaboration agreements and reduced non-project activities, partially offset by increased production activities for HGS-ETR1. Our manufacturing costs for the three months ended March 31, 2007 are net of $7.3 million of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements. Our cost reimbursements for manufacturing for the remainder of 2007 may vary from quarter to quarter depending on clinical manufacturing activity.
     Our clinical development costs increased to $22.0 million for the three months ended March 31, 2007 from $19.3 million for the three months ended March 31, 2006. The increase is primarily due to costs associated with the initiation of Phase 3 trials for Albuferon. Our clinical development expenses for the three months ended March 31, 2007 are net of $12.0 million of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     General and administrative expenses decreased to $12.0 million for the three months ended March 31, 2007 compared to $13.4 million for the three months ended March 31, 2006. This decrease is primarily due to reduced legal expenses, which may be higher later in 2007. Stock-based compensation expense decreased by $0.5 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This decrease was due to a lower average fair value per share for the options that vested in 2007 as compared to 2006.
     Investment income increased to $8.7 million for the three months ended March 31, 2007 from $5.1 million for the three months ended March 31, 2006. The increase in investment income for the three months ended March 31, 2007 was primarily due to rising interest rates in our portfolio and higher average investment balances.
     Interest expense increased to $9.8 million for the three months ended March 31, 2007 compared to $2.3 million for the three months ended March 31, 2006, primarily due to interest expense on the debt associated with the sale and leaseback of the large-scale manufacturing facility (“LSM”) facility to BioMed Realty Trust, Inc. (“BioMed”). We sold the LSM facility to BioMed during the second quarter of 2006 in a sale-leaseback transaction that was recorded as a financing transaction for accounting purposes, resulting in debt being recorded at the time of sale. No interest expense was capitalized during the three months ended March 31, 2007 as the facility was placed into operation during the third quarter of 2006. For the three months ended March 31, 2006, interest expense is net of interest capitalized of $1.3 million in connection with the construction of our LSM facility.

Results of Operations (continued)
     Net Income (Loss). We recorded a net loss of $51.0 million, or $0.38 per share, for the three months ended March 31, 2007 compared to a net loss of $62.1 million, or $0.47 per share, for the three months ended March 31, 2006. The decreased loss for the three months ended March 31, 2007 is primarily due to reduced research and development expenses, net of collaborative cost sharing, and increased revenue, partially offset by increased net interest expense.
     Subsequent to March 31, 2007, we purchased a laboratory facility we lease (“the Quality Building”) from the landlord, and subsequently sold the building to BioMed. We anticipate recognizing a net gain on these transactions of between $1.5 million and $2.0 million and will reverse the remaining liability for exit and restructuring charges related to the Quality Building of approximately $1.8 million.
Liquidity and Capital Resources
     We had working capital of $244.1 million and $300.1 million at March 31, 2007 and December 31, 2006, respectively. The decrease in our working capital for the three months ended March 31, 2007 is primarily due to the use of working capital to fund our operations.
     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on manufacturing and clinical trials required for the development of our active product candidates. We may improve our working capital position during 2007 through the receipt of collaboration fees or financing activities. In the event our working capital needs for 2007 exceed our available working capital, after these or other initiatives, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. We evaluate our working capital position on a continuing basis.
     The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties; such expenditures may adversely affect our liquidity and capital resources. We have initiated several Phase 3 trials and have several ongoing Phase 1 and Phase 2 trials and expect to initiate additional trials in the future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase 1, Phase 2 and Phase 3 trials could span one year, one to two years and two to four years, respectively. Some trials may take considerably longer to complete.
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

Liquidity and Capital Resources (continued)
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of March 31,(2)
Product Candidate (1)	Indication	2007	2006

ACTIVE CANDIDATES:

Albuferon	Hepatitis C	Phase 3	Phase 2
LymphoStat-B	Systemic Lupus Erythematosus	Phase 3	Phase 2
LymphoStat-B	Rheumatoid Arthritis	Phase 2 (3)	Phase 2
HGS-ETR1	Cancer	Phase 2	Phase 2
HGS-ETR2	Cancer	Phase 1	Phase 1
CCR5 mAb	HIV	(4)	Phase 1
ABthrax	Anthrax	(5)	(5)

INACTIVE CANDIDATES:

HGS-TR2J	Cancer	Phase 1(6)	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Initial Phase 2 trial completed; extension safety study ongoing and further development under review.

(4)	Initial Phase 1 trial completed; further development under review.

(5)	As of March 31, 2007, the U.S. Government has executed the second phase of the contract placing an order for 20,001 doses of ABthrax. In addition, pre-clinical and clinical development and manufacturing activities are underway. As of March 31, 2006, only the first phase of the contract (comparative testing) had been executed.

(6)	Clinical development suspended in 2006.
     Our clinical trial status as of December 31, 2006, 2005 and 2004 is contained in our 2006 Annual Report on Form 10-K.
     We identify our drug candidates by conducting numerous preclinical studies. We may conduct multiple clinical trials to cover a variety of indications for each drug candidate. Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates.
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

Liquidity and Capital Resources (continued)
     Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize Albuferon. Under this agreement, we will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We are entitled to receive milestones aggregating approximately $507.5 million, including a non-refundable up-front license fee and milestone payments aggregating $92.5 million, which we have received. We and Novartis will share equally in clinical development costs. In 2006, we entered into a licensing agreement with GSK with respect to LymphoStat-B and received a payment of $24.0 million. We and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized.
     We have other collaborators who have sole responsibility for product development. For example, GSK is developing other products under separate agreements as part of our overall relationship with them. GSK recently discontinued the development of Cathepsin-K, a product based on one of our genes. We cannot assure you that they will continue development efforts on the remaining products. We have no control over the progress of GSK’s development plans. We cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments under these agreements. We cannot forecast with any degree of certainty what impact GSK’s decision to jointly develop and commercialize HGS-ETR1 will have on our development costs, in part because a joint development agreement must first be concluded. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.
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
     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. In this regard, during 2006 we entered into a real estate financing transaction that raised net proceeds of approximately $220.0 million and released restricted investments of approximately $160.0 million. Subsequent to March 31, 2007, we purchased the Quality Building from the landlord, and subsequently sold the building to BioMed. As a result of these transactions, we will reduce our future rent obligation by $21.9 million and will not receive future sublease income of $7.0 million. We may undertake other financings and may further repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.
     We have certain contractual obligations, which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets.
     Under the leases for some of our equipment and our process development and small-scale manufacturing facility, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. We believe we may not meet the minimum net worth covenant during 2007. In the event we are unable to renegotiate or obtain a waiver for this covenant from our lessors, we may be required to provide collateral to the lessors or accelerate the payment for certain equipment leases, including any end of lease term purchase obligations, at an aggregate cost of up to $15.2 million. In addition, with respect to the small-scale manufacturing facility lease, we may be required to increase the amount of one of our security deposits by approximately $1.3 million.

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
Off-Balance Sheet Arrangements
     During 1997 and 1999, we entered into two long-term leases with the Maryland Economic Development Corporation (“MEDCO”) expiring January 1, 2019 for a process development and small-scale manufacturing facility aggregating 127,000 square feet and built to our specifications. We have accounted for these leases as operating leases. The facility was financed primarily through a combination of bonds issued by MEDCO (“MEDCO Bonds”) and loans issued to MEDCO by certain State of Maryland agencies. We have no equity interest in MEDCO.
     Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3.8 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions in 2009, which could in turn affect our rent and the level of our restricted investments. We are have restricted investments of approximately $13.7 million and $13.5 million as of March 31, 2007 and December 31, 2006, respectively, and are required to maintain restricted investments up to a maximum of $15.0 million which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond Indenture Trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $41.0 million in 2007 to approximately $21.0 million in 2019.
     The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. The leases require an increase in our restricted investments up to $15.0 million if we do not meet the covenants.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. In addition, we continue to face risks related to animal and human testing, to the manufacture of ABthrax and to FDA concurrence that ABthrax meets the requirements of the ABthrax contract. If we are unable to meet the product requirements associated with the ABthrax contract, the U.S. Government will not be required to reimburse us for the costs incurred or to purchase any ABthrax doses. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

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
     We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $10.9 million, or approximately 1.45% of the aggregate fair value of $750.1 million at March 31, 2007. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of March 31, 2007. We believe that any market change related to our investment securities held as of March 31, 2007 is not material to our consolidated financial statements. As of March 31, 2007, the yield on comparable two-year investments was approximately 4.6% as compared to our current portfolio yield of approximately 4.5%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
     As of March 31, 2007, the estimated fair values of our equity investments in CoGenesys and Corautus Genetics Inc. (“Corautus”) were approximately $14.8 million and $0.7 million, respectively. Because CoGenesys is a privately-held entity, we are unable to obtain a quoted market price with respect to the fair value of this investment. We carry this investment at historical cost, and periodically evaluate the fair value of our investment to determine whether any decline in the fair value represents an other-than-temporary impairment. Our investment in Corautus is subject to equity market risk. In February 2007, Corautus announced a pending merger with a privately-held drug development company. The merged company’s common stock will be publicly traded and we expect to own approximately 1% of the merged company.
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
     During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”) that is managing our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks for 2007 to be immaterial to our operations as a whole. During 2005, we established a wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) that is sponsoring our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks for 2007 with respect to HGS Pacific.

Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2007, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Our ability to discover and develop new products will depend on our internal research capabilities and our ability to acquire products. We substantially reduced our internal research capability as part of our restructuring in the first quarter of 2004. Our internal research capability was further reduced when we completed the spin-off of CoGenesys. Although we continue to conduct research and development efforts on products, our limited resources for discovering and developing new products may not be sufficient to discover new drug candidates.
PRODUCT DEVELOPMENT RISKS
Because we have limited experience in developing and commercializing products, we may be unsuccessful in our efforts to do so.
     Our ability to develop and commercialize products based on proteins, antibodies and other compounds will depend on our ability to:
•	develop products internally;

•	complete laboratory testing and human studies;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

•	maintain production facilities meeting all regulatory requirements or enter into arrangements with third parties to manufacture our products on our behalf; and

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.
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
     Before a drug may be marketed in the U.S., a drug must be subject to rigorous preclinical testing. The results of these studies must be submitted to the FDA as part of an investigational new drug application, which is reviewed by the FDA before clinical testing in humans can begin. The results of preliminary studies do not predict clinical success. A number of potential drugs have shown promising results in early testing but subsequently failed to obtain necessary regulatory approvals. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.

     Completion of clinical trials may take many years. The time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA monitors the progress of each phase of testing, and may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:
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
     To date, data obtained from our clinical trials are not sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. Based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. For example, in 2005, we discontinued our clinical development of LymphoRad131, a product candidate to treat cancer. We have also recently suspended development of HGS-TR2J.
     We recently announced the commencement of Phase 3 clinical development programs for Albuferon and LymphoStat-B. Each of these development programs includes two Phase 3 clinical trials which are large-scale, multi-center trials and more expensive than our Phase 1 and Phase 2 clinical trials. These Phase 3 clinical trials will not be completed until 2009, at the earliest. We cannot assure you that we will be able to complete our Phase 3 clinical trials successfully or obtain FDA approval of Albuferon or LymphoStat-B, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Albuferon and/or LymphoStat-B may be marketed.
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
     Neither we nor any of our collaboration partners have completed development of any product based on our research and development efforts. It is possible that we will not receive FDA marketing approval for any of our product candidates. Although a number of our potential products have entered clinical trials, we cannot assure you that any of these products will receive marketing approval. All the products being developed by our collaboration partners will also require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaboration partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaboration partners may need to successfully address a number of technical challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.
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
     As part of our strategy, we intend to continue to evaluate strategic partnership opportunities and consider acquiring complementary technologies and businesses. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Our current agreements that grant us access to such technology may expire and may not be renewable. Our partners may prove difficult to work with or less skilled than we originally expected. In addition, any past collaborative successes are no indication of potential future success. In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biotechnology industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration are increased by the need to coordinate geographically separated organizations and address possible differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, to integrate and retain key scientific personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.
Although GSK has agreed to be our partner in the development and commercialization of HGS-ETR1, we may be unable to negotiate an appropriate co-development and co-marketing agreement.
     As part of our June 1996 agreement with GSK, we granted a 50/50 co-development and commercialization option to GSK for certain human therapeutic products that successfully complete Phase 2a clinical trials. On August 18, 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1 (mapatumumab) jointly with us. Under the terms of the 1996 agreement, we and GSK will share equally in Phase 3/4 development costs of this product, and will share equally in sales and marketing expenses and profits of any product that is commercialized pursuant to co-development and commercialization agreement, the remaining terms of which are subject to negotiation. We do not know if we will be successful in negotiating this agreement, and if we are unsuccessful, we do not know if, and how, GSK and we will collaborate on this product.

Our ability to receive revenues from the assets licensed in connection with our CoGenesys transaction will depend on CoGenesys’ ability to develop and commercialize those assets.
     We will depend on CoGenesys to develop and commercialize the assets licensed as part of the spin-off. If CoGenesys is not successful in its efforts, we may not receive any revenue from the development of CoGenesys assets. CoGenesys may require significant third party financing, which may be unavailable. In addition, our relationship with CoGenesys will be subject to the risks and uncertainties inherent in our other collaborations.
Because we depend on our collaboration partners for revenue, we may not become profitable if we cannot increase the revenue from our collaboration partners or other sources.
     We have received the majority of our revenue from payments made under collaboration agreements with GSK and Novartis, and to a lesser extent, other agreements. The research term of our initial GSK collaboration agreement and many of our other collaboration agreements expired in 2001. None of these collaboration agreements was renewed and we may not be able to enter into additional collaboration agreements. While our partners under our initial GSK collaboration agreement have informed us that they have been pursuing research programs involving many different genes for the creation of small molecule, protein and antibody drugs, we cannot assure you that any of these programs will be continued or will result in any approved drugs.
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
     Further, circumstances could arise under which one or more of our collaboration partners may allege that we breached our agreement with them and, accordingly, seek to terminate our relationship with them. Our collaboration partners may also terminate these agreements without cause. If any of these agreements terminate, this could adversely affect our ability to commercialize our products and harm our business.
If one of our collaborators pursues a product that competes with our products, there could be a conflict of interest and we may not receive milestone or royalty payments.
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
     We recently announced the commencement of Phase 3 clinical development programs for both Albuferon and LymphoStat-B. These development programs include four Phase 3 large-scale, multi-center clinical trials, which will make our clinical trial expenditures in 2007 greater than our 2006 expenditures, excluding reimbursement from our collaborators. We will rely on our collaborators to reimburse us for half of these expenditures. To execute our Phase 3 clinical trial programs, we have strengthened our development organization and increased our dependence on third-party contract clinical trial providers. The collaboration agreements with our partners in the development of these two products provide for the reimbursement of half of these increased expenditures. However, our collaborators may not agree with us or perform their obligations under our agreements with them. Further, it is difficult to accurately predict or control the amount or timing of these expenditures, and uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. As a result, if we are unable to obtain funding under these agreements on a timely basis we may be forced to delay, curtail or terminate these Phase 3 trials, which could adversely affect our ability to commercialize our products and harm our business.

FINANCIAL AND MARKET RISKS
Because of our substantial indebtedness, we may be unable to adjust our strategy to meet changing conditions in the future.
     As of March 31, 2007, we had long-term obligations of approximately $752.2 million. During the three months ended March 31, 2007, we made interest and principal payments of $8.3 million on our indebtedness. During 2006, we made interest and principal payments of $28.1 million on our indebtedness. Our substantial debt will have several important consequences for our future operations. For instance:
•	payments of interest on, and principal of, our indebtedness will be substantial, and may exceed then current income and available cash;

•	we may be unable to obtain additional future financing for continued clinical trials, capital expenditures, acquisitions or general corporate purposes;

•	we may be unable to withstand changing competitive pressures, economic conditions and governmental regulations; and

•	we may be unable to make acquisitions or otherwise take advantage of significant business opportunities that may arise.
To pursue our current business strategy and continue developing our products, we may need additional funding in the future. If we do not obtain this funding on acceptable terms, we may not be able to continue to grow our business and generate enough revenue to recover our investment in our product development effort.
     Since inception, we have expended, and will continue to expend, substantial funds to continue our research and development programs and human studies. We may need additional financing to fund our operating expenses and capital requirements. We may not be able to obtain additional financing on acceptable terms. If we raise additional funds by issuing equity securities, equity-linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders and the new debt securities may contain restrictive financial covenants.
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
     Under the leases for some of our equipment and our process development and small-scale manufacturing facility, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. We believe we may not meet the minimum net worth covenant during 2007. In the event we are unable to renegotiate or obtain a waiver for this covenant from our lessors, we may be required to provide collateral to the lessors or accelerate the payment for certain equipment leases, including any end of lease term purchase obligations, at an aggregate cost of up to $15.2 million. In addition, with respect to the small-scale manufacturing facility lease, we may be required to increase the amount of one of our security deposits by approximately $1.3 million, raising the level to $15.0 million. Under certain circumstances pertaining to this facility lease if we do not elect to purchase the facility, we could lose either a portion or all of our restricted investments and record a charge to earnings for such a loss.
Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant, uninsured liabilities.
     We do not carry insurance for all categories of risk that our business may encounter. We currently maintain general liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance policies. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. For example, the premiums for our directors’ and officers’ insurance policy have increased in the past and may increase in the future, and this type of insurance may not be available on acceptable terms or at all in the future. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.
INTELLECTUAL PROPERTY RISKS
If patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize our discoveries.
     Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings relating to the scope of protection of our patents and those of others. For example, we are involved in European opposition proceedings against issued patents of both Biogen Idec and Zymogenetics, Inc. These patents have claims related to products based on BLyS (such as LymphoStat-B). With respect to the Biogen Idec European opposition, the European Patent Office found the claims of Biogen Idec’s patent to be valid; these claims relate to a method of treating autoimmune diseases using an antibody to BLyS. We intend to appeal this decision but cannot assure you that we will be successful. We have also opposed a European patent issued to Amgen, Inc. related to products based on TRAIL Receptor 2 (such as HGS-ETR2). Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

If our patent applications do not result in issued patents, our competitors may obtain rights to and commercialize the discoveries we attempted to patent.
     Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. We are involved in a number of interference proceedings and may be involved in other interference proceedings in the future. For example, we are involved in interferences in the United States with both Genentech, Inc. and Amgen, Inc. related to products based on TRAIL Receptor 2 (such as HGS-ETR2), an opposition in Australia brought by Genentech, Inc. with respect to our Australian patent application related to products based on TRAIL Receptor 2, and an interference in the United States with Biogen Idec related to products based on BLyS (such as Lymphostat-B). We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in an opposition proceeding brought by Zymogenetics, Inc., Serono S.A. and Eli Lilly and Company with respect to our European patent related to products based on BLyS (such as LymphoStat-B). In addition, Eli Lilly and Company has instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent. A trial date for this revocation is scheduled for mid-2007. We cannot assure you that we will be successful in any of these proceedings.
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
     We are aware of existing products and products in research or development by our competitors that address the diseases we are targeting. Any of these products may compete with our product candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology or drugs under development obsolete or noncompetitive. In addition, our albumin fusion protein products are designed to be longer-acting versions of existing products. The existing product in many cases has an established market that may make the introduction of our product more difficult.
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
     The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the U.S. a number of proposals have been made to reduce the regulatory burden of follow-on biologics, which could affect the prices and sales of our products in the future. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

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
     While we have expanded our manufacturing capabilities, we have previously contracted and may in the future contract with third party manufacturers or develop products with collaboration partners and use the collaboration partners’ manufacturing capabilities. If we use others to manufacture our products, we will depend on those parties to comply with cGMPs, and other regulatory requirements and to deliver materials on a timely basis. These parties may not perform adequately. Any failures by these third parties may delay our development of products or the submission of these products for regulatory approval.
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
Because we depend on third parties to conduct many of our human studies, we may encounter delays in or lose some control over our efforts to develop products.
     We are dependent on third-party research organizations to design and conduct many of our human studies. We have engaged contract research organizations to manage our global Phase 3 studies. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for the management of these human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete the activities on schedule or when we request.
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
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. For the twelve months ended March 31, 2007, the closing price of our common stock has been as low as $9.40 per share and as high as $13.83 per share. The market price of our common stock could fluctuate widely because of:
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
     The stock market has experienced price and volume fluctuations that have particularly affected the market price for many emerging and biotechnology companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than you expected.

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
President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ Timothy C. Barabe

Timothy C. Barabe
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)
Dated: May 9, 2007

EXHIBIT INDEX
Exhibit Page Number
12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.