Form 10-Q
period 2007-06-30
HUMAN GENOME SCIENCES INC
filed 2007-08-01
CIK 901219

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2007                Commission File Number 0-22962
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
Yes ☐      No ☑
     The number of shares of the registrant’s common stock outstanding on June 30, 2007 was 134,438,662.

TABLE OF CONTENTS

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006	3

	Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	23

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 6.	Exhibits	36

	Signatures	37

	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30
	2007	2006	2007	2006
	(dollars in thousands, except per share amounts)

Revenue – research and development contracts	$9,007	$2,225	$18,270	$9,065

Costs and expenses:
Research and development	49,385	50,046	96,564	108,453
General and administrative	13,159	12,359	25,128	25,750
Lease termination and restructuring charges (credits)	(3,673)	16,840	(3,673)	16,840

Total costs and expenses	58,871	79,245	118,019	151,043

Income (loss) from operations	(49,864)	(77,020)	(99,749)	(141,978)

Investment income	8,427	5,780	17,093	10,897
Interest expense	(9,832)	(4,777)	(19,642)	(7,075)
Gain on sale of investment	—	14,759	—	14,759

Income (loss) before taxes	(51,269)	(61,258)	(102,298)	(123,397)
Provision for income taxes	—	—	—	—

Net income (loss)	$(51,269)	$(61,258)	$(102,298)	$(123,397)

Basic and diluted net income (loss) per share	$(0.38)	$(0.47)	$(0.76)	$(0.94)

Weighted average shares outstanding, basic and diluted	134,239,831	131,348,704	134,136,177	131,285,664

The accompanying Notes to Consolidated Financial Statements are an integral part hereof. Research and development costs include stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) of $3,380 and $4,570 for the three months ended June 30, 2007 and 2006, respectively, and $6,350 and $8,922 for the six months ended June 30, 2007 and 2006, respectively. General and administrative costs include stock-based compensation expense recognized under SFAS No. 123(R) of $2,295 and $2,704 for the three months ended June 30, 2007 and 2006, respectively, and $4,345 and $5,213 for the six months ended June 30, 2007 and 2006, respectively.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$103,056	$96,942
Short-term investments	139,708	226,475
Collaboration receivables	32,786	64,479
Prepaid expenses and other current assets	3,571	4,153

Total current assets	279,121	392,049

Marketable securities	391,582	378,502
Long-term equity investments	15,303	15,437
Property, plant and equipment (net of accumulated depreciation and amortization)	275,832	285,177
Restricted investments	70,082	61,165
Other assets	15,572	17,338

TOTAL ASSETS	$1,047,492	$1,149,668

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$47,912	$36,959
Accrued payroll and related taxes	9,386	15,378
Accrued exit and restructuring expenses	2,828	4,243
Deferred revenues	33,870	35,371

Total current liabilities	93,996	91,951

Long-term debt	752,874	751,526
Deferred revenues, net of current portion	67,237	83,530
Accrued exit and restructuring expenses, net of current portion	4,327	6,111
Other liabilities	3,596	2,627

Total liabilities	922,030	935,745

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,343	1,338
Additional paid-in capital	1,850,981	1,836,560
Accumulated other comprehensive loss	(4,183)	(3,594)
Accumulated deficit	(1,722,679)	(1,620,381)

Total stockholders’ equity	125,462	213,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,047,492	$1,149,668

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2007	2006
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(102,298)	$(123,397)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	10,695	14,135
Depreciation and amortization	11,335	8,727
Charge (credit) for lease termination	(1,969)	16,840
Gain on sale of building	(1,704)	—
Gain on sale of long-term equity investment	—	(14,759)
Accrued interest on short-term investments, marketable securities and restricted investments	(5,474)	(1,148)
Non-cash reimbursement of CoGenesys expenses	—	(4,818)
Non-cash expenses and other	1,181	440
Changes in operating assets and liabilities:
Collaboration receivables	31,693	—
Prepaid expenses and other current assets	582	(484)
Other assets	609	(1,027)
Accounts payable and accrued expenses	11,789	(7,998)
Accrued payroll and related taxes	(5,992)	(3,993)
Accrued exit and restructuring expenses	(1,230)	(2,535)
Deferred revenues	(17,794)	47,111
Other liabilities	963	(3,693)

Net cash used in operating activities	(67,614)	(76,599)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(104,825)	(257,339)
Proceeds from sale and maturities of short-term investments and marketable securities	183,455	268,567
Capital expenditures – property, plant and equipment	(1,427)	(3,534)
Purchase of building, net of transaction costs	(13,120)	—
Proceeds from sale of building, net of transaction costs	14,824	—
Capitalized interest	—	(2,527)

Net cash provided by investing activities	78,907	5,167

Cash flows from financing activities:
Proceeds from sale-leaseback of property, plant & equipment, net of closing costs	—	220,252
Purchase of restricted investments	(19,046)	(39,941)
Proceeds from sale and maturities of restricted investments	10,138	54,067
Proceeds from issuance of common stock, net of expenses	3,729	3,712
Payments on long-term debt	—	(3,120)

Net cash provided by (used in) financing activities	(5,179)	234,970

Net increase in cash and cash equivalents	6,114	163,538
Cash and cash equivalents – beginning of period	96,942	12,268

Cash and cash equivalents – end of period	$103,056	$175,806

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Six months ended June 30,
	2007	2006
	(dollars in thousands)
Cash paid during the period for:
Interest	$17,065	$5,930
Income taxes	$—	$—
During the six months ended June 30, 2007, long-term debt increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $1,348 on a non-cash basis. Because the debt payments are less than the amount of the calculated interest expense for the first nine years of the leases, the debt balance will increase during this period.
During the six months ended June 30, 2007, the Company recorded non-cash accretion of $372 related to its exit and restructuring accrual for a laboratory facility (the “Quality Building”) and certain Traville headquarters space. During the three months ended June 30, 2007, the Company completed a purchase and sale of the Quality Building and has no further obligations with respect to this space. Accordingly, the Company recorded a non-cash reversal of the lease termination liability for the Quality Building of $1,969. See Note 7, Facility-Related Exit Costs and Other Restructuring Charges for additional discussion.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2007
(dollars in thousands, except per share data)
Note 1. Interim Financial Statements
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six months ended June 30, 2007 and 2006, the Company’s financial position at June 30, 2007, and the cash flows for the six months ended June 30, 2007 and 2006. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the three months ended March 31, 2007.
The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of future financial results.
Note 2. Stock-Based Compensation
The Company has a stock incentive plan (the “Incentive Plan”) under which options to purchase new shares of the Company’s common stock may be granted to employees, consultants and directors at an exercise price no less than the quoted market value on the date of grant. The Incentive Plan also provides for awards in the form of stock appreciation rights, restricted (nonvested) or unrestricted stock awards, stock-equivalent units or performance-based stock awards. The Company issues both qualified and non-qualified options under the Plan. The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”) and a Non-Employee Director Equity Compensation Plan.
Stock-based compensation expense under SFAS No. 123(R) for the three and six months ended June 30, 2007 is not necessarily representative of the level of stock-based compensation expense under SFAS 123(R) in future periods due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional equity grants in future years.
The Company recorded stock-based compensation expense pursuant to the Incentive Plan and the Purchase Plan of $5,675 and $7,274 during the three months ended June 30, 2007 and 2006, respectively. The Company recorded stock-based compensation expense pursuant to these two plans of $10,695 and $14,135 during the six months ended June 30, 2007 and 2006, respectively. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan and stock acquired through the Purchase Plan.
Under the Incentive Plan, the Company issued 99,272 and 140,596 shares of common stock as a result of stock option exercises at a weighted-average grant date fair value of $4.02 and $5.02 per share during the three months ended June 30, 2007 and 2006, respectively. The Company issued 444,236 and 409,434 shares of common stock in conjunction with stock option exercises at a weighted-average grant date fair value of $4.19 and $4.70 per share during the six months ended June 30, 2007 and 2006, respectively.
The Company granted 536,000 and 295,200 stock options under the Incentive Plan at weighted-average grant date fair values of $4.41 and $4.96 per share during the three months ended June 30, 2007 and 2006, respectively. The Company granted 3,340,696 and 3,753,060 stock options under the Incentive Plan at weighted-average grant date fair values of $4.65 and $4.97 per share during the six months ended June 30, 2007 and 2006, respectively.
The Company granted 250,274 restricted stock units under the Incentive Plan during the six months ended June 30, 2007, at a weighted-average grant date fair value of $10.62. No restricted stock units were granted during the same period in 2006.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2007
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
At June 30, 2007, the total authorized number of shares under the Incentive Plan, including prior plans, was 53,228,746. Options available for future grant were 8,100,466 as of June 30, 2007.
Under the Purchase Plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan. In May 2007, the Company’s stockholders approved the adoption of an amended and restated Purchase Plan, under which 500,000 additional shares of common stock were made available for purchase.
During 2007, the Company established a Non-Employee Director Equity Compensation Plan which enables non-employee directors of the Company to receive shares of common stock of the Company in lieu of cash fees otherwise payable to such directors for their services on the Board of Directors of the Company. There are 150,000 shares of common stock reserved for issuance pursuant to this plan.
Note 3. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, marketable securities and long-term investments and cumulative foreign currency translation adjustment activity to be included in other comprehensive income.
During the three and six months ended June 30, 2007 and 2006, total comprehensive income (loss) amounted to:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$(51,269)	$(61,258)	$(102,298)	$(123,397)

Net unrealized gains (losses):
Short-term investments and marketable securities	(2,853)	(2,794)	(590)	(1,752)
Long-term investments	(214)	6,331	(135)	6,696
Restricted investments	(232)	3,124	67	721
Foreign currency translation	2	7	4	11

Subtotal	(3,297)	6,668	(654)	5,676
Reclassification adjustments for (gains) losses realized in net loss	13	(14,582)	65	(14,404)

Total comprehensive income (loss)	$(54,553)	$(69,172)	$(102,887)	$(132,125)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and six months ended June 30, 2007 and 2006, and their respective net proceeds were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Realized gains	$117	$7	$192	$73
Realized losses	(130)	(184)	(257)	(428)
Net proceeds on sale of investments prior to maturity	30,704	109,766	79,668	194,555

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2007
(dollars in thousands, except per share data)
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement
Collaboration Agreement with Novartis
During the second quarter of 2006, the Company entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the development and commercialization of Albuferon®. The Company may receive milestones aggregating approximately $507,500, including a non-refundable up-front license fee. The Company and Novartis will share equally in clinical development costs. The Company has deferred the up-front license fee of $45,000 and milestones earned in 2006 of $47,500, and is recognizing the revenue over the remaining clinical development period, estimated to be approximately four years ending in 2010. The Company recognized revenue of $5,694 and $11,388 for the three and six months ended June 30, 2007, respectively, and $865 for the three and six months ended June 30, 2006.
Collaboration Agreement with GSK
During the third quarter of 2006, the Company entered into a license agreement with GlaxoSmithKline (“GSK”) for the development and commercialization of LymphoStat-B® arising from an option GSK exercised in 2005. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006. The Company is recognizing this payment as revenue over the clinical development period, estimated to be approximately four years ending in 2010. The Company recognized revenue of $1,636 and $3,273 relating to this payment for the three and six months ended June 30, 2007.
Agreement with CoGenesys
During 2006, the Company entered into a license agreement with CoGenesys, Inc. (“CoGenesys”), whereby the Company obtained equity consideration valued at $7,575 in connection with this license agreement. The Company is recognizing the revenue associated with this license agreement ratably over a three-year period, as a result of a three-year manufacturing services agreement also concluded at the same time. For the three and six months ended June 30, 2007, the Company recognized revenue of $631 and $1,262, respectively. The Company recognized $210 for the three and six months ended June 30, 2006. This revenue represents related party activity.
Collaboration reimbursements
The Company’s research and development expenses for the three months ended June 30, 2007 are net of $10,992 and $9,579 of costs reimbursed by Novartis and GSK, respectively. Research and development expenses for the six months ended June 30, 2007 are net of $20,138 and $22,320 of costs reimbursed by Novartis and GSK, respectively. For the three months ended June 30, 2006, research and development expenses were net of $2,595 reimbursed by Novartis and $4,818 reimbursed by CoGenesys for CoGenesys expenses paid by the Company.
U.S. Government Agreement
During 2005, the Company entered into a two-phase contract to supply ABthrax™, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, the Company supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing for which the Company received and recognized revenue of $1,489 in 2005. During 2006, the U.S. Government exercised its option, under the second phase of the contract, to purchase 20,001 treatment courses of ABthrax for the Strategic National Stockpile. The Company has begun to manufacture these 20,001 therapeutic courses and is conducting several animal and human studies as part of this contract. If we are unable to meet the product requirements associated with this contract the U.S. Government will not be required to reimburse us for the costs incurred or to purchase any product pursuant to that order. Accordingly, the Company has not recorded any other revenue or deferred revenue from this contract as of June 30, 2007.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2007
(dollars in thousands, except per share data)
Note 5. Collaboration Receivables
Collaboration receivables of $32,786 and $64,479 as of June 30, 2007 and December 31, 2006, respectively, include cost sharing reimbursements due from Novartis and GSK in connection with the Company’s collaboration agreements with these companies.
Note 6. Commitments and Other Matters
The Company has entered into various sale-leaseback transactions resulting in equipment leases with rental and buy-out payments, with initial terms ranging from five to seven years. The Company may purchase the equipment at the end of the initial term at the greater of fair market value or 20% of original cost or extend the term of the lease for an additional twelve to sixteen months. The Company has accounted for these leases as operating leases. Under the leases, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. During June 2007, the Company amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. The Company also pledged additional collateral of approximately $7,585 to another lessor to satisfy the minimum net worth covenant associated with certain other leases. This additional collateral is included in restricted investments on the balance sheet.
The Company has entered into two long-term leases with the Maryland Economic Development Corporation (“MEDCO”) expiring January 1, 2019 for a process development and small-scale manufacturing facility aggregating 127,000 square feet and built to the Company’s specifications. The Company has accounted for these leases as operating leases. The facility was financed primarily through a combination of bonds issued by MEDCO (“MEDCO Bonds”) and loans issued to MEDCO by certain State of Maryland agencies. The Company has no equity interest in MEDCO.
Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3,765. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions in 2009, which could in turn affect the Company’s rent and the level of the Company’s restricted investments. The Company has restricted investments of approximately $13,800 and $13,500 as of June 30, 2007 and December 31, 2006, respectively, and is required to maintain restricted investments up to a maximum of $15,000 which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond Indenture Trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, the Company could lose part or all of its restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, the Company has an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $41,000 in 2007 to approximately $21,000 in 2019. The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. The leases require an increase in the Company’s restricted investments of up to $15,000 if the Company does not meet the covenants.
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
For the Quarter Ended June 30, 2007
(dollars in thousands, except per share data)
Note 7. Facility-Related Exit Costs and Other Restructuring Charges
As a result of the Company’s facilities consolidation efforts, the Company has exited various facility leases since 2004 and recorded exit and impairment charges relating to those exits. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis.
The following table summarizes the activity related to the liability for exit and restructuring expenses for the six months ended June 30, 2007:

	Facilities	Other
	Related	Charges	Total
Balance as of December 31, 2006	$10,336	$18	$10,354
Accretion recorded	372	—	372

Subtotal	10,708	18	10,726
Cash paid	(1,584)	—	(1,584)
Accrual adjustment	(1,969)	(18)	(1,987)

Balance as of June 30, 2007	$7,155	$—	7,155

Less current portion			2,828

			$4,327

During the first quarter of 2007, the Company entered into an agreement to sublease a portion of its headquarters facility to MedImmune, Inc. The terms of the sublease include an initial term ending in 2011 and an option period exercisable by the subtenant to extend the sublease for one, two or three additional years. The Company exited this space in the fourth quarter of 2006 and recorded a charge of $9,156, net of estimated sublease income, pursuant to SFAS No. 146, Accounting for Costs Associated with Exit Or Disposal Activities. The charge of $9,156 represented an estimated lease termination cost and an impairment charge on certain fixed assets and leasehold improvements. The income associated with the sublease executed in 2007 approximates the estimated sublease income assumed in 2006.
In the fourth quarter of 2006, the Company exited from the Quality Building and subleased this space to Novavax, Inc. During the second quarter of 2007, the Company purchased the Quality Building from the landlord and subsequently sold it to BioMed. In conjunction with this purchase and sale, the Company reversed the remaining accrual related to its exit from the Quality Building of $1,969 and recognized a net gain on the purchase and sale of $1,704, for a total of $3,673 which is reflected as Lease termination and restructuring credits in the Consolidated Statement of Operations.
Note 8. Fair Value of Financial Instruments
The carrying values of investments in the consolidated balance sheets at June 30, 2007 and December 31, 2006 approximate their respective fair values. Except for the Company’s investment in CoGenesys, the carrying value of the Company’s investments is based on quoted market prices, which approximates fair value. Because CoGenesys is a privately-held entity, the Company is unable to obtain a quoted market price with respect to this investment, and such investment is accordingly carried at its historic cost of $14,818, equal to its initial fair value as of June 2006. The Company reviews the carrying value of the CoGenesys investment on a periodic basis for indicators of impairment, and adjusts the value accordingly.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2007
(dollars in thousands, except per share data)
Note 8. Fair Value of Financial Instruments (continued)
The carrying value of all of the Company’s long-term debt was $752,874 as of June 30, 2007 and $751,526 as of December 31, 2006, including convertible debt of $510,000. The fair value of the Company’s convertible debt is based on quoted market prices. The quoted market prices of the Company’s convertible debt decreased to approximately $439,000 as of June 30, 2007 from $520,000 as of December 31, 2006. The fair value of the Company’s non-convertible debt approximates the carrying amount of $242,874 and $241,526 as of June 30, 2007 and December 31, 2006, respectively. This non-convertible debt is related to the 2006 purchase and sale agreement with BioMed for the Company’s Traville land and large-scale manufacturing facility.
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
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. The Company has no interest or penalties accrued as of June 30, 2007.
The Company’s income taxes have not been subject to examination by any tax jurisdictions since its inception. Accordingly, all income tax returns filed by the Company are subject to examination by the taxing jurisdictions.
Note 10. Related Parties
The Company’s equity investments in CoGenesys and VIA Pharmaceuticals, Inc. (“VIA”) (formerly Corautus Genetics Inc.) make them related parties of the Company. For the three and six months ended June 30, 2007, the Company recognized revenue of $735 and $1,378, respectively, under the 2006 license agreement and manufacturing services agreement with CoGenesys. For the three months ended June 30, 2006, the Company recognized revenue of $210 under the 2006 license agreement with CoGenesys and recorded a reduction in research and development expenses of $4,818 for expenses reimbursed by CoGenesys. During the second quarter of 2007 the Company and VIA mutually terminated the October 31, 1997 License Agreement between the parties.
The Company had no other material related party transactions for the three and six months ended June 30, 2007 and 2006.
Note 11. Recent Accounting Pronouncements
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under most other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except for a limited form of retrospective application for certain financial instruments. The Company will adopt SFAS No. 157 for its fiscal year beginning on January 1, 2008. Management has not determined whether the adoption of this statement will affect its reported results of operations, liquidity or financial condition.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2007
(dollars in thousands, except per share data)
Note 11. Recent Accounting Pronouncements (continued)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating whether the Company will voluntarily choose to measure any of its financial assets and financial liabilities at fair value. Management has not determined whether the adoption of this statement will affect its reported results of operations, liquidity or financial condition.
Note 12. Reclassifications
Certain prior period balances have been reclassified to conform to the 2007 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2007 and 2006
Overview
     Human Genome Sciences is a commercially focused drug development company with three products in late-stage clinical development. We also have several novel compounds in earlier stages of development. We have rights to additional products that are in clinical development by our collaborators. Our mission is to apply great science and great medicine to bring innovative drugs to patients with unmet medical needs.
     We have developed and continue to enhance capabilities necessary to achieve our goal of becoming a fully integrated global biopharmaceutical company. We have expanded our manufacturing facilities to allow us to produce larger quantities of therapeutic protein and antibody drugs for both clinical development and future commercial demand. We are continuing to build our commercial manufacturing staff, and our intent is to add marketing and sales staff as needed as our products approach commercialization.
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
     We have not received any significant product sales revenue or royalties from product sales, and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements. We may not receive any future payments and may not be able to enter into additional collaboration agreements.
     During the second quarter of 2006, we entered into a collaboration agreement with Novartis International Pharmaceutical, Ltd. (“Novartis”). Under this agreement, Novartis will co-develop and co-commercialize Albuferon and share equally in development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement and are recognizing this payment as revenue ratably over the estimated development period of approximately four years ending in 2010. Including this up-front fee, we are entitled to payments aggregating $507.5 million upon the successful attainment of certain milestones. We attained our first milestone near the end of 2006 and received $47.5 million for this milestone during the first quarter of 2007. We are recognizing this payment as revenue ratably over the estimated remaining development period.
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
     We have entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. In the second quarter of 2006, under the second phase of the contract, the U.S. Government exercised its option to purchase 20,001 treatment courses of ABthrax for the Strategic National Stockpile. We expect to receive

Overview (continued)
approximately $165.0 million from this contract, following delivery and licensure. We have started manufacturing and continue to work towards FDA approval of ABthrax. We do not know whether we will be able to obtain the necessary regulatory approval for this product and deliver the order to the U.S. Government.
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
Results of Operations
     Revenues. Revenues were $9.0 million and $18.3 million for the three and six months ended June 30, 2007, respectively, compared to revenues of $2.2 million and $9.1 million for the three and six months ended June 30, 2006. Revenues for the three months ended June 30, 2007 included $5.7 million recognized from the Novartis agreement and $1.6 million recognized from the GSK LymphoStat-B agreement. Revenues for the three months ended June 30, 2006 included $0.9 million recognized from the Novartis agreement and $0.6 million from Transgene, S.A. Revenues for the six months ended June 30, 2007 consisted primarily of $11.4 million recognized from the Novartis agreement and $3.3 million recognized from the GSK LymphoStat-B agreement.
     Expenses. Research and development net expenses were $49.4 million for the three months ended June 30, 2007 compared to $50.0 million for the three months ended June 30, 2006. Research and development net expenses were $96.6 million for the six months ended June 30, 2007 compared to $108.5 million for the six months ended June 30, 2006. Our gross expenses for the three and six months ended June 30, 2007 increased by $12.5 million and $23.2 million, respectively, compared to the three and six months ended June 30, 2006, primarily due to the initiation of our Phase 3 clinical trials for Albuferon and LymphoStat-B, partially offset by reduced research activity following the 2006 sale of the CoGenesys division. Our research and development expenses for the three and six months ended June 30, 2007 are net of $20.6 million and $42.5 million, respectively, of costs reimbursed by Novartis and GSK in support of these two programs. Stock-based compensation expense decreased by $1.2 million and $2.6 million for the three and six months ended June 30, 2007, respectively, compared to the three and six months ended June 30, 2006. This decrease was due to having fewer employees in 2007 as compared to 2006 because of the sale of the CoGenesys division and a lower average fair value per share for the options that vested.
     We track our research and development expenditures by type of cost incurred – research, pharmaceutical sciences, manufacturing and clinical development.

Results of Operations (continued)
     Our research costs decreased to $3.3 million for the three months ended June 30, 2007 from $3.6 million for the three months ended June 30, 2006, which was net of $4.8 million in costs reimbursed by CoGenesys. Research costs decreased to $7.8 million for the six months ended June 30, 2007 from $12.9 million for the six months ended June 30, 2006. This decrease is primarily due to the sale of our CoGenesys division during the second quarter of 2006 and no new significant research initiatives. Our research costs for the three and six months ended June 30, 2007, are net of $0.8 million and $1.5 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $7.0 million for the three months ended June 30, 2007 from $8.9 million for the three months ended June 30, 2006. Pharmaceutical sciences costs decreased to $13.8 million for the six months ended June 30, 2007 from $18.3 million for the six months ended June 30, 2006. This decrease is primarily due to cost reimbursement under our collaboration agreements and reduced activity in this area for our ABthrax program. Pharmaceutical sciences costs for the three and six months ended June 30, 2007 are net of $1.8 million and $3.7 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our manufacturing costs decreased to $17.3 million for the three months ended June 30, 2007 from $19.5 million for the three months ended June 30, 2006. Manufacturing costs decreased to $31.2 million for the six months ended June 30, 2007 from $39.9 million for the six months ended June 30, 2006. This decrease is primarily due to cost reimbursement under our collaboration agreements and reduced non-project activities, partially offset by increased production activities for HGS-ETR1 and HGS-ETR2. Our manufacturing costs for the three and six months ended June 30, 2007 are net of $3.9 million and $11.2 million, respectively, of cost reimbursement under cost sharing provisions in our collaboration agreements. Our cost reimbursements for manufacturing for the remainder of 2007 may vary from quarter to quarter depending on clinical manufacturing activity.
     Our clinical development costs increased to $21.8 million for the three months ended June 30, 2007 from $18.0 million for the three months ended June 30, 2006. Clinical development costs increased to $43.8 million for the six months ended June 30, 2007 from $37.3 million for the six months ended June 30, 2006. The increase is primarily due to costs associated with the initiation of Phase 3 trials for Albuferon and LymphoStat-B. Our clinical development expenses for the three and six months ended June 30, 2007 are net of $14.0 million and $26.0 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     General and administrative expenses increased to $13.2 million for the three months ended June 30, 2007 compared to $12.4 million for the three months ended June 30, 2006. This increase is primarily due to increased legal expenses associated with opposition proceedings for certain of our products, partially offset by lower stock-based compensation expense. General and administrative expenses decreased to $25.1 million for the six months ended June 30, 2007 compared to $25.8 million for the six months ended June 30, 2006. This decrease is due to reduced stock-based compensation expense, partially offset by increased legal expenses associated with opposition proceedings for certain of our products.
     During the second quarter of 2007, we recorded a gain and the reversal of a liability aggregating $3.7 million in connection with the purchase and sale of the Quality Building. Lease termination charges were incurred in the second quarter of 2006, when we entered into a purchase and sale agreement with BioMed and sold or caused to be sold our headquarters and Large-Scale Manufacturing facility (“LSM”) and concurrently entered into long-term lease agreements with BioMed for the two facilities. We recorded a facility financing charge of approximately $16.8 million associated with this transaction.
     Investment income increased to $8.4 million for the three months ended June 30, 2007 from $5.8 million for the three months ended June 30, 2006. Investment income increased to $17.1 million for the six months ended June 30, 2007 from $10.9 million for the six months ended June 30, 2006. The increase in investment income for the three and six months ended June 30, 2007 was primarily due to higher interest rates in our portfolio and higher average investment balances.

Results of Operations (continued)
     Interest expense increased to $9.8 million for the three months ended June 30, 2007 compared to $4.8 million for the three months ended June 30, 2006. Interest expense increased to $19.6 million for the six months ended June 30, 2007 compared to $7.1 million for the six months ended June 30, 2006. The increase was due to interest expense on the debt associated with the sale and leaseback of the LSM to BioMed. We sold the LSM facility to BioMed during the second quarter of 2006 in a sale-leaseback transaction that was recorded as a financing transaction for accounting purposes, resulting in debt being recorded at the time of sale. No interest expense was capitalized during 2007 as the facility was placed into operation during the third quarter of 2006. For the three and six months ended June 30, 2006, interest expense is net of interest capitalized of $1.3 million and $2.5 million, respectively, in connection with the construction of our LSM facility.
     Our gain on sale of investment during the second quarter of 2006 of $14.8 million relates to the sale of our remaining equity interest in Cambridge Antibody Technology Ltd., a long-term investment with a cost basis of $9.3 million, for net proceeds of $24.1 million.
     Net Income (Loss). We recorded a net loss of $51.3 million, or $0.38 per share, for the three months ended June 30, 2007 compared to a net loss of $61.3 million, or $0.47 per share, for the three months ended June 30, 2006. We recorded a net loss of $102.3 million, or $0.76 per share, for the six months ended June 30, 2007 compared to a net loss of $123.4 million, or $0.94 per share, for the six months ended June 30, 2006. The decreased loss for the three and six months ended June 30, 2007 is primarily due to reduced research and development expenses, as a result of collaborative cost sharing, increased revenue and increased investment income, partially offset by increased net interest expense. The net loss for the three and six months ended June 30, 2006 included lease termination charges of $16.8 million, or $0.13 per share, and the gain on sale of investment of $14.8 million, or $0.11 per share.
Liquidity and Capital Resources
     We had working capital of $185.1 million and $300.1 million at June 30, 2007 and December 31, 2006, respectively. The decrease in our working capital for the six months ended June 30, 2007 is primarily due to the use of working capital to fund our operations.
     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on manufacturing and clinical trials required for the development of our active product candidates. We may improve our working capital position during 2007 through the receipt of collaboration fees or financing activities. In the event our working capital needs for 2007 exceed our available working capital, after these or other initiatives, we can utilize our non-current marketable securities, which are classified as “available-for-sale.” We evaluate our working capital position on a continuing basis.
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

Liquidity and Capital Resources (continued)
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of June 30, (2)
Product Candidate (1)	Indication	2007		2006
ACTIVE CANDIDATES:

Albuferon	Hepatitis C	Phase 3		Phase 2
LymphoStat-B	Systemic Lupus	Phase 3		Phase 2
	Erythematosus
LymphoStat-B	Rheumatoid Arthritis	Phase 2	(3)	Phase 2
HGS-ETR1	Cancer	Phase 2		Phase 2
HGS-ETR2	Cancer	Phase 1		Phase 1
CCR5 mAb	HIV	(4)		Phase 1
ABthrax	Anthrax	(5)		(5)

INACTIVE CANDIDATES:

HGS-TR2J	Cancer	Phase 1	(6)	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Initial Phase 2 trial completed; extension safety study ongoing and further development under review.

(4)	Initial Phase 1 trial completed; further development under review.

(5)	As of June 30, 2006, the U.S. Government executed the second phase of the contract placing an order for 20,001 doses of ABthrax. In addition, pre-clinical and clinical development and manufacturing activities are underway.

(6)	Clinical development suspended in 2006.
     Our clinical trial status as of December 31, 2006, 2005 and 2004 is contained in our 2006 Annual Report on Form 10-K. Our clinical trial status as of March 31, 2007 and 2006 is contained in our March 31, 2007 Quarterly Report on Form 10-Q.
     We identify our drug candidates by conducting numerous preclinical studies. We may conduct multiple clinical trials to cover a variety of indications for each drug candidate. Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates.
     We are advancing a number of drug candidates including one albumin fusion protein and several antibodies, in part to diversify the risks associated with our research and development spending. In addition, our manufacturing plants have been designed to enable multi-product manufacturing capability. Accordingly, we believe our future financial commitments, including those for preclinical, clinical or manufacturing activities, are not substantially dependent on any single drug candidate. Should we be unable to sustain a multi-product drug pipeline, our dependence on the success of a single drug candidate would increase.
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

Liquidity and Capital Resources (continued)
     Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize Albuferon. Under this agreement, we will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We are entitled to receive payments aggregating approximately $507.5 million upon the successful attainment of certain milestones, of which we have received a non-refundable up-front license fee and milestone payments aggregating $92.5 million. We and Novartis will share equally in clinical development costs. In 2006, we entered into a licensing agreement with GSK with respect to LymphoStat-B and received a payment of $24.0 million. We and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized.
     We have other collaborators who have sole responsibility for product development. For example, GSK is developing other products under separate agreements as part of our overall relationship with them. Earlier in 2007, GSK discontinued the development of Cathepsin-K, a product based on one of our genes. We cannot assure you that they will continue development efforts on the remaining products. We have no control over the progress of GSK’s development plans. We cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments under these agreements. We cannot forecast with any degree of certainty what impact GSK’s decision to jointly develop and commercialize HGS-ETR1 will have on our development costs, in part because a joint development agreement must first be concluded. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and, therefore, our capital and liquidity requirements.
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
     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. During 2007, we purchased the Quality Building from the landlord, and subsequently sold the building to BioMed. As a result of these transactions, we reduced our future rent obligation by $21.9 million and will not receive future sublease income of $7.0 million. We may undertake other financings and may further repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.
     We have certain contractual obligations, which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets.
     Under the leases for some of our equipment and our process development and small-scale manufacturing facility, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. During June 2007, we amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. We also pledged additional collateral to another lessor to satisfy the minimum net worth covenant associated with certain other leases. With respect to the small-scale manufacturing facility leases, we may be required to increase the amount of one of our security deposits by approximately $1.2 million if we fail to meet the covenants associates with these leases.

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
Off-Balance Sheet Arrangements
     We have entered into two long-term leases with the Maryland Economic Development Corporation (“MEDCO”) expiring January 1, 2019 for a process development and small-scale manufacturing facility aggregating 127,000 square feet and built to our specifications. We have accounted for these leases as operating leases. The facility was financed primarily through a combination of bonds issued by MEDCO (“MEDCO Bonds”) and loans issued to MEDCO by certain State of Maryland agencies. We have no equity interest in MEDCO.
     Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3.8 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions in 2009, which could in turn affect our rent and the level of our restricted investments. We have restricted investments of approximately $13.8 million and $13.5 million as of June 30, 2007 and December 31, 2006, respectively, and are required to maintain restricted investments up to a maximum of $15.0 million which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond Indenture Trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $41.0 million in 2007 to approximately $21.0 million in 2019.
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
     We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $11.6 million, or approximately 1.64% of the aggregate fair value of $704.4 million at June 30, 2007. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of June 30, 2007. We believe that any market change related to our investment securities held as of June 30, 2007 is not material to our consolidated financial statements. As of June 30, 2007, the yield on comparable two-year investments as well as our current portfolio yield was approximately 4.9%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
     As of June 30, 2007, the estimated fair values of our equity investments in CoGenesys and VIA Pharmaceuticals, Inc. (“VIA”) (formerly Corautus Genetics Inc.) were approximately $14.8 million and $0.5 million, respectively. Because CoGenesys is a privately-held entity, we are unable to obtain a quoted market price with respect to the fair value of this investment. We carry this investment at historical cost, and periodically evaluate the fair value of our investment to determine whether any decline in the fair value represents an other-than-temporary impairment. Our investment in VIA is subject to equity market risk.
     The facility leases we entered into with BioMed during 2006 require us to maintain minimum levels of restricted investments of approximately $46.0 million, or $39.5 million if in the form of cash, as collateral for these facilities. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, and our additional collateral for one of our operating leases, our overall level of restricted investments will be approximately $68.0 million. Although the market value for the majority of these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment.
     Our convertible subordinated notes bear interest at fixed rates. As a result, our interest expense on these notes is not affected by changes in interest rates.
     During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”) that is managing our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks for 2007 to be immaterial to our operations as a whole. During 2005, we established a wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) that is sponsoring certain of our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks for 2007 with respect to HGS Pacific.

Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2007, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Because we have recently become a late-stage development company, we cannot be certain that we can develop our business or achieve profitability.
     We expect to continue to incur losses and we cannot assure you that we will ever become profitable. We have recently begun late-stage development, and it will be a number of years, if ever, before we are likely to receive revenue from product sales or substantial royalty payments. We will continue to incur substantial expenses relating to research, development and manufacturing efforts and human studies. The development of our products requires significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.
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
     During the past several years, we have sharpened our focus on our most promising drug candidates. We have reduced the number of drugs in early development and are focusing our resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In 2006, we spun off our CoGenesys division as an independent company, in a transaction that was treated as a sale for accounting purposes. CoGenesys is focusing on the development of assets that were unlikely to be developed by us.
     Our ability to discover and develop new products will depend on our internal research capabilities and our ability to acquire products. Our internal research capability was reduced when we completed the spin-off of CoGenesys. Although we continue to conduct research and development efforts on products, our limited resources for discovering and developing new products may not be sufficient to discover new drug candidates.
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
     To date, data obtained from our clinical trials are not sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. Based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. For example, in 2005, we discontinued our clinical development of LymphoRad131, a product candidate to treat cancer. We have also suspended development of HGS-TR2J.
     We have initiated Phase 3 clinical development programs for Albuferon and LymphoStat-B. Each of these development programs includes two Phase 3 clinical trials which are large-scale, multi-center trials and more expensive than our Phase 1 and Phase 2 clinical trials. These Phase 3 clinical trials will not be completed until 2009, at the earliest. We cannot assure you that we will be able to complete our Phase 3 clinical trials successfully or obtain FDA approval of Albuferon or LymphoStat-B, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Albuferon and/or LymphoStat-B may be marketed.
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
     We have announced the commencement of Phase 3 clinical development programs for both Albuferon and LymphoStat-B. These development programs include four Phase 3 large-scale, multi-center clinical trials, which will make our clinical trial expenditures in 2007 greater than our 2006 expenditures, excluding reimbursement from our collaborators. We will rely on our collaborators to reimburse us for half of these expenditures. To execute our Phase 3 clinical trial programs, we have strengthened our development organization and increased our dependence on third-party contract clinical trial providers. The collaboration agreements with our partners in the development of these two products provide for the reimbursement of half of these increased expenditures. However, our collaborators may not agree with us or may not perform their obligations under our agreements with them. Further, it is difficult to accurately predict or control the amount or timing of these expenditures, and uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. As a result, if we are unable to obtain funding under these agreements on a timely basis we may be forced to delay, curtail or terminate these Phase 3 trials, which could adversely affect our ability to commercialize our products and harm our business.
FINANCIAL AND MARKET RISKS
Because of our substantial indebtedness, we may be unable to adjust our strategy to meet changing conditions in the future.
     As of June 30, 2007, we had long-term obligations of approximately $752.9 million. During the three and six months ended June 30, 2007, we made interest and principal payments of $8.9 million and $17.2 million, respectively, on our indebtedness. During 2006, we made interest and principal payments of $28.1 million on our indebtedness. Our substantial debt will have several important consequences for our future operations. For instance:
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
     Under the leases for some of our equipment and our process development and small-scale manufacturing facility, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. During June 2007, we amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the lease. We also pledged additional collateral to another lessor to satisfy the minimum net worth covenant associated with certain other leases. With respect to the small-scale manufacturing facility lease, we may be required to increase the amount of one of our security deposits by approximately $1.2 million, raising the level to $15.0 million. Under certain circumstances pertaining to this facility lease if we do not elect to purchase the facility, we could lose either a portion or all of our restricted investments and record a charge to earnings for such a loss.
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
     Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. We are involved in a number of interference proceedings and may be involved in other interference proceedings in the future. For example, we are involved in interferences in the United States with both Genentech, Inc. and Amgen, Inc. related to products based on TRAIL Receptor 2 (such as HGS-ETR2), an opposition in Australia brought by Genentech, Inc. with respect to our Australian patent application related to products based on TRAIL Receptor 2, and an interference in the United States with Biogen Idec related to products based on BLyS (such as Lymphostat-B). We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in an opposition proceeding brought by Zymogenetics, Inc., Serono S.A. and Eli Lilly and Company with respect to our European patent related to products based on BLyS (such as LymphoStat-B). In addition, Eli Lilly and Company has instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent. A trial date for this revocation is scheduled for late 2007. We cannot assure you that we will be successful in any of these proceedings.
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
     We have not yet manufactured any products for commercial use and have limited experience in manufacturing materials suitable for commercial use. We have only recently begun to manufacture in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with cGMP requirements for commercial production. We may not be able to successfully establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.
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
     We are dependent on third-party research organizations to conduct many of our human studies. We have engaged contract research organizations to manage our global Phase 3 studies. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for the management of these human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete the activities on schedule or when we request.
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
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. For the twelve months ended June 30, 2007, the closing price of our common stock has been as low as $8.92 per share and as high as $13.83 per share. The market price of our common stock could fluctuate widely because of:
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

Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders, held on May 2, 2007, the following members were re-elected to the Board of Directors:

	Affirmative Votes	Votes Withheld
Terms expiring in 2009:

Richard Danzig	116,497,708	1,350,690
Jürgen Drews	116,457,724	1,390,674
Argeris Karabelas	110,058,682	7,789,716
     The following proposals were approved at our Annual Meeting of Shareholders:

		Negative
	Affirmative Votes	Votes	Abstentions	Broker Non-Votes
The Company’s Employee Stock Purchase Plan, as amended and restated.	88,169,659	1,864,638	124,136	—

		Negative
	Affirmative Votes	Votes	Abstentions	Broker Non-Votes
Ratification of the selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending December 31, 2007.	116,725,685	1,066,009	56,702	—

Item 6. Exhibits

12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

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

Dated: August 1, 2007

EXHIBIT INDEX
Exhibit Page Number

12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.