Form 10-Q/A
period 2006-06-30
HUMAN GENOME SCIENCES INC
filed 2007-09-27
CIK 901219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
This Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Amendment”) is being filed by Human Genome Sciences, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2006. Part II, Item 6 is being amended to re-file Exhibit 10.5 as a result of the Company’s amended request for confidential treatment and to re-file certain other exhibits required as a result of the Amendment.
PART II. OTHER INFORMATION
Item 6. Exhibits

10.1*†	Co-development and Commercialization Agreement between Novartis International Pharmaceutical Ltd and Human Genome Sciences, Inc., dated June 5, 2006. (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 9, 2006)

10.2*	Purchase and Sale Agreement between BioMed Realty, L.P. and Human Genome Sciences, Inc., dated May 2, 2006. (Filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 9, 2006)

10.3*	Lease Agreement between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc., dated May 24, 2006. (Filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 9, 2006)

10.4*	Lease Agreement between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc., dated May 24, 2006. (Filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed August 9, 2006)

10.5†	Amendment of Solicitation/Modification of Contract awarded by the Department of Health and Human Services to Human Genome Sciences, Inc. dated June 24, 2006.

12.1*	Ratio of Earnings to Fixed Charges. (Filed as Exhibit 12.1 to the Registrant’s Form 10-Q filed August 9, 2006)

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

*	Incorporated by reference.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

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
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)
Dated: September 27, 2007

EXHIBIT INDEX

10.1*†	Co-development and Commercialization Agreement between Novartis International Pharmaceutical Ltd and Human Genome Sciences, Inc., dated June 5, 2006. (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 9, 2006)

10.2*	Purchase and Sale Agreement between BioMed Realty, L.P. and Human Genome Sciences, Inc., dated May 2, 2006. (Filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 9, 2006)

10.3*	Lease Agreement between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc., dated May 24, 2006. (Filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 9, 2006)

10.4*	Lease Agreement between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc., dated May 24, 2006. (Filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed August 9, 2006)

10.5†	Amendment of Solicitation/Modification of Contract awarded by the Department of Health and Human Services to Human Genome Sciences, Inc. dated June 24, 2006.

12.1*	Ratio of Earnings to Fixed Charges. (Filed as Exhibit 12.1 to the Registrant’s Form 10-Q filed August 9, 2006)

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

*	Incorporated by reference.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.