Form 10-Q
period 2007-09-30
HUMAN GENOME SCIENCES INC
filed 2007-11-01
CIK 901219

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007	Commission File Number 0-22962
HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware (State of organization)	22-3178468 (I.R.S. Employer Identification Number)
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
Yes ☐     No ☑
     The number of shares of the registrant’s common stock outstanding on September 30, 2007 was 134,618,370.

TABLE OF CONTENTS

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	3

	Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	23

Item 6.	Exhibits	35

	Signatures	36

	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share amounts)

Revenue — research and development contracts	$11,056	$6,679	$29,326	$15,744

Costs and expenses:
Research and development	61,869	52,261	158,433	160,714
General and administrative	14,621	13,393	39,749	39,143
Lease termination and restructuring charges (credits)	—	—	(3,673)	16,840

Total costs and expenses	76,490	65,654	194,509	216,697

Income (loss) from operations	(65,434)	(58,975)	(165,183)	(200,953)

Investment income	8,035	7,952	25,128	18,849
Interest expense	(9,858)	(9,809)	(29,500)	(16,884)
Gain on sale of investment	—	—	—	14,759

Income (loss) before taxes	(67,257)	(60,832)	(169,555)	(184,229)
Provision for income taxes	—	—	—	—

Net income (loss)	$(67,257)	$(60,832)	$(169,555)	$(184,229)

Basic and diluted net income (loss) per share	$(0.50)	$(0.46)	$(1.26)	$(1.40)

Weighted average shares outstanding, basic and diluted	134,394,174	131,719,296	134,220,053	131,431,797

The accompanying Notes to Consolidated Financial Statements are an integral part hereof. Research and development costs include stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) of $3,474 and $3,856 for the three months ended September 30, 2007 and 2006, respectively, and $9,824 and $12,779 for the nine months ended September 30, 2007 and 2006, respectively. General and administrative costs include stock-based compensation expense recognized under SFAS No. 123(R) of $2,261 and $2,683 for the three months ended September 30, 2007 and 2006, respectively, and $6,606 and $7,897 for the nine months ended September 30, 2007 and 2006, respectively.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$106,283	$96,942
Short-term investments	119,458	226,475
Collaboration receivables	35,654	64,479
Prepaid expenses and other current assets	4,651	4,153

Total current assets	266,046	392,049

Marketable securities	394,269	378,502
Long-term equity investments	15,197	15,437
Property, plant and equipment (net of accumulated depreciation and amortization)	271,582	285,177
Restricted investments	68,755	61,165
Other assets	14,707	17,338

TOTAL ASSETS	$1,030,556	$1,149,668

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued expenses	$53,245	$36,959
Accrued payroll and related taxes	12,998	15,378
Accrued exit and restructuring expenses	2,736	4,243
Deferred revenues	45,860	35,371

Total current liabilities	114,839	91,951

Long-term debt	753,478	751,526
Deferred revenues, net of current portion	84,354	83,530
Accrued exit and restructuring expenses, net of current portion	3,978	6,111
Other liabilities	4,134	2,627

Total liabilities	960,783	935,745

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,345	1,338
Additional paid-in capital	1,857,976	1,836,560
Accumulated other comprehensive income (loss)	388	(3,594)
Accumulated deficit	(1,789,936)	(1,620,381)

Total stockholders’ equity	69,773	213,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,030,556	$1,149,668

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(169,555)	$(184,229)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	16,430	20,676
Depreciation and amortization	16,852	14,009
Charge (credit) for lease termination	(1,969)	16,840
Gain on sale of building	(1,704)	—
Gain on sale of long-term equity investment	—	(14,759)
Accrued interest on short-term investments, marketable securities and restricted investments	(4,518)	(3,553)
Non-cash reimbursement of CoGenesys expenses	—	(4,818)
Non-cash expenses and other	1,713	4,449
Changes in operating assets and liabilities:
Collaboration receivables	28,825	—
Prepaid expenses and other assets	397	(7,191)
Accounts payable and other accrued expenses	16,876	128
Accrued payroll and related taxes	(2,380)	(419)
Accrued exit and restructuring expenses	(1,671)	(2,533)
Deferred revenues	11,313	61,499
Other liabilities	1,492	(2,606)

Net cash used in operating activities	(87,899)	(102,507)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(124,602)	(476,217)
Proceeds from sale and maturities of short-term investments and marketable securities	224,093	414,952
Capital expenditures — property, plant and equipment	(1,818)	(7,442)
Purchase of building, net of transaction costs	(13,120)	—
Proceeds from sale of building, net of transaction costs	14,824	—
Proceeds from sale of long-term investments	—	24,127
Capitalized interest	—	(2,527)

Net cash provided by investing activities	99,377	(47,107)

Cash flows from financing activities:
Proceeds from sale-leaseback of property, plant & equipment, net of closing costs	—	220,252
Purchase of restricted investments	(21,309)	(43,096)
Proceeds from sale and maturities of restricted investments	14,190	56,540
Proceeds from issuance of common stock, net of expenses	4,982	10,405
Payments on long-term debt	—	(3,120)

Net cash provided by (used in) financing activities	(2,137)	240,981

Net increase in cash and cash equivalents	9,341	91,367
Cash and cash equivalents — beginning of period	96,942	12,268

Cash and cash equivalents — end of period	$106,283	$103,635

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Nine months ended September 30,
	2007	2006
	(dollars in thousands)

Cash paid during the period for:
Interest	$25,411	$16,654
Income taxes	$—	$—
During the nine months ended September 30, 2007, long-term debt increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $1,952 on a non-cash basis. Because the debt payments are less than the amount of the calculated interest expense for the first nine years of the leases, the debt balance will increase during this period.
During the nine months ended September 30, 2007, the Company recorded non-cash accretion of $516 related to its exit and restructuring accrual for a laboratory facility (the “Quality Building”) and certain Traville headquarters space. During the nine months ended September 30, 2007, the Company completed a purchase and sale of the Quality Building and has no further obligations with respect to this space. Accordingly, the Company recorded a non-cash reversal of the lease termination liability for the Quality Building of $1,969. See Note 7, Facility-Related Exit Costs and Other Restructuring Charges for additional discussion.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2007
(dollars in thousands, except per share data)
Note 1. Interim Financial Statements
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months ended September 30, 2007 and 2006, the Company’s financial position at September 30, 2007, and the cash flows for the nine months ended September 30, 2007 and 2006. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K and the Company’s March 31, 2007 and June 30, 2007 Quarterly Reports on Form 10-Q.
The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of future financial results.
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
Stock-based compensation expense under SFAS No. 123(R) for the three and nine months ended September 30, 2007 is not necessarily representative of the level of stock-based compensation expense under SFAS 123(R) in future periods due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional equity grants in future years.
The Company recorded stock-based compensation expense pursuant to the Incentive Plan and the Purchase Plan of $5,735 and $6,539 during the three months ended September 30, 2007 and 2006, respectively. The Company recorded stock-based compensation expense pursuant to these two plans of $16,430 and $20,676 during the nine months ended September 30, 2007 and 2006, respectively. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan and stock acquired through the Purchase Plan.
Under the Incentive Plan, the Company issued 178,680 and 864,062 shares of common stock as a result of stock option exercises at a weighted-average grant date fair value of $4.03 and $4.77 per share during the three months ended September 30, 2007 and 2006, respectively. The Company issued 622,916 and 1,273,516 shares of common stock in conjunction with stock option exercises at a weighted-average grant date fair value of $4.14 and $4.75 per share during the nine months ended September 30, 2007 and 2006, respectively.
The Company granted 580,100 and 607,800 stock options under the Incentive Plan at weighted-average grant date fair values of $4.11 and $4.55 per share during the three months ended September 30, 2007 and 2006, respectively. The Company granted 3,920,796 and 4,360,860 stock options under the Incentive Plan at weighted-average grant date fair values of $4.58 and $4.91 per share during the nine months ended September 30, 2007 and 2006, respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2007
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
The Company granted 250,274 restricted stock units under the Incentive Plan during the nine months ended September 30, 2007, at a weighted-average grant date fair value of $10.62. No restricted stock units were granted during the three months ended September 30, 2007. The Company did not grant any restricted stock units during the three and nine months ended September 30, 2006.
At September 30, 2007, the total authorized number of shares under the Incentive Plan, including prior plans, was 53,228,746. Options available for future grant were 7,741,776 as of September 30, 2007.
Under the Purchase Plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan. During the second quarter of 2007, the Company’s stockholders approved the adoption of an amended and restated Purchase Plan, under which 500,000 additional shares of common stock were made available for purchase. During the nine months ended September 30, 2007, employees purchased 69,373 shares of common stock under the Purchase Plan. Shares available for future issuance under the Purchase Plan were 455,087 as of September 30, 2007.
During 2007, the Company established a Non-Employee Director Equity Compensation Plan which enables non-employee directors of the Company to receive shares of common stock of the Company in lieu of cash fees otherwise payable to such directors for their services on the Board of Directors of the Company. There are 150,000 shares of common stock reserved for issuance pursuant to this plan. The Company issued 1,028 shares of common stock during the three months ended September 30, 2007 under this plan.
Note 3. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, marketable securities and long-term investments and cumulative foreign currency translation adjustment activity to be included in other comprehensive income.
During the three and nine months ended September 30, 2007 and 2006, total comprehensive income (loss) amounted to:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(67,257)	$(60,832)	$(169,555)	$(184,229)

Net unrealized gains (losses):
Short-term investments and marketable securities	4,097	5,251	3,507	3,499
Long-term investments	(106)	41	(241)	6,737
Restricted investments	617	787	684	1,508
Foreign currency translation	12	(1)	18	10

Subtotal	4,620	6,078	3,968	11,754

Reclassification adjustments for (gains) losses realized in net loss	(50)	195	14	(14,209)

Total comprehensive income (loss)	$(62,687)	$(54,559)	$(165,573)	$(186,684)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2007
(dollars in thousands, except per share data)
Note 3. Comprehensive Income (Loss) (continued)
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and nine months ended September 30, 2007 and 2006, and their respective net proceeds were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Realized gains	$146	$17	$339	$14,850
Realized losses	(96)	(212)	(353)	(641)
Net proceeds on sale of investments prior to maturity	14,584	93,576	94,252	288,131
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement
Collaboration Agreement with Novartis
During the second quarter of 2006, the Company entered into a license agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the development and commercialization of Albuferon®. The Company may receive milestones aggregating approximately $507,500, including a non-refundable up-front license fee. The Company and Novartis will share equally in clinical development costs. During the three months ended September 30, 2007, the Company earned and received a milestone of $40,000. The Company has deferred the up-front license fee of $45,000 and milestones aggregating $87,500 earned in 2006 and 2007, and is recognizing the revenue over the remaining clinical development period estimated to be ending in 2010. The Company recognized as revenue $7,799 and $19,187 for the three and nine months ended September 30, 2007, respectively, and $2,596 and $3,462 for the three and nine months ended September 30, 2006, respectively of the upfront fees and milestones received from Novartis.
Collaboration Agreement with GSK
During the third quarter of 2006, the Company entered into a license agreement with GlaxoSmithKline (“GSK”) for the development and commercialization of LymphoStat-B® arising from an option GSK exercised in 2005. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006. The Company is recognizing this payment as revenue over the clinical development period, estimated to be ending in 2010. The Company recognized revenue of $1,636 and $4,909 relating to this payment for the three and nine months ended September 30, 2007, respectively, and $1,091 for the three and nine months ended September 30, 2006.
Agreement with CoGenesys
During the second quarter of 2006, the Company entered into a license agreement with CoGenesys, Inc. (“CoGenesys”), whereby the Company obtained equity consideration valued at $7,575 in connection with this license agreement. The Company is recognizing the revenue associated with this license agreement ratably over a three-year period, as a result of a three-year manufacturing services agreement also concluded at the same time. For the three and nine months ended September 30, 2007, the Company recognized revenue of $631 and $1,894, respectively. The Company recognized $631 and $842 for the three and nine months ended September 30, 2006, respectively. This revenue represents related party activity.
Collaboration reimbursements
The Company’s research and development expenses for the three months ended September 30, 2007 are net of $14,985 and $7,123 of costs reimbursed by Novartis and GSK, respectively. Research and development expenses for

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2007
(dollars in thousands, except per share data)
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
the nine months ended September 30, 2007 are net of $35,123 and $29,444 of costs reimbursed by Novartis and GSK, respectively. Our research and development expenses for the three and nine months ended September 30, 2006 are net of $11,115 and $13,709, respectively, of costs reimbursed by Novartis and GSK, and $4,818 of costs reimbursed by CoGenesys for CoGenesys expenses paid by the Company.
U.S. Government Agreement
During 2005, the Company entered into a two-phase contract to supply ABthrax™, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, the Company supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing for which the Company received and recognized revenue of $1,489 in 2005. During 2006, the U.S. Government exercised its option, under the second phase of the contract, to purchase 20,001 treatment courses of ABthrax for the Strategic National Stockpile. The Company has begun to manufacture these 20,001 therapeutic courses and is conducting several animal and human studies as part of this contract. If the Company is unable to meet the product requirements associated with this contract the U.S. Government will not be required to reimburse the Company for the costs incurred or to purchase any product pursuant to that order. Accordingly, the Company has not recorded any other revenue or deferred revenue from this contract as of September 30, 2007.
Note 5. Collaboration Receivables
Collaboration receivables of $35,654 and $64,479 as of September 30, 2007 and December 31, 2006, respectively, include cost sharing reimbursements due from Novartis and GSK in connection with the Company’s collaboration agreements with these companies.
Note 6. Commitments and Other Matters
The Company has entered into various sale-leaseback transactions resulting in equipment leases with rental and buy-out payments, with initial terms ranging from five to seven years. The Company may purchase the equipment at the end of the initial term at the greater of fair market value or 20% of original cost or extend the term of the lease for an additional twelve to nineteen months. The Company has accounted for these leases as operating leases. Under the leases, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. During the second quarter of 2007, the Company amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. The Company also pledged additional collateral of approximately $7,585 to another lessor to satisfy the minimum net worth covenant associated with certain other leases. This additional collateral is included in restricted investments on the Consolidated Balance Sheet.
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
For the Quarter Ended September 30, 2007
(dollars in thousands, except per share data)
Note 6. Commitments and Other Matters (continued)
The Company has restricted investments of approximately $14,000 and $13,500 as of September 30, 2007 and December 31, 2006, respectively, associated with these leases and is required to maintain restricted investments up to a maximum of $15,000 which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, the Company could lose part or all of its restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, the Company has an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $41,000 in 2007 to approximately $21,000 in 2019. The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. The Company believes it may not meet the minimum net worth covenant by the end of 2007. The leases require an increase in the Company’s restricted investments by $1,000 if the Company does not meet the covenants.
In the normal course of business, the Company is periodically subject to various tax audits. The Company has accrued approximately $1,300 with respect to these audits, which is allocated among research and development expenses, general and administrative expenses and interest expense on the Consolidated Statement of Operations.
The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.
During the three and nine months ended September 30, 2007, the Company settled certain patent proceedings which resulted in an aggregate charge of $850 to general and administrative expenses.
Note 7. Facility-Related Exit Costs and Other Restructuring Charges
As a result of the Company’s facilities consolidation efforts, the Company has exited various facility leases since 2004 and recorded exit and impairment charges relating to those exits. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis.
The following table summarizes the activity related to the liability for exit and restructuring expenses for the nine months ended September 30, 2007:

	Facilities	Other
	Related	Charges	Total

Balance as of December 31, 2006	$10,336	$18	$10,354
Accretion recorded	516	—	516

Subtotal	10,852	18	10,870
Cash paid	(2,169)	—	(2,169)
Accrual adjustment	(1,969)	(18)	(1,987)

Balance as of September 30, 2007	$6,714	$—	6,714

Less current portion			2,736

			$3,978

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2007
(dollars in thousands, except per share data)
Note 7. Facility-Related Exit Costs and Other Restructuring Charges (continued)
During the first quarter of 2007, the Company entered into an agreement to sublease a portion of its headquarters facility to MedImmune, Inc. The terms of the sublease include an initial term ending in 2011 and an option period exercisable by the subtenant to extend the sublease for one, two or three additional years. The Company exited this space in the fourth quarter of 2006 and recorded a charge of $9,156, net of estimated sublease income, pursuant to SFAS No. 146, Accounting for Costs Associated with Exit Or Disposal Activities. The charge of $9,156 represented an estimated lease termination cost and an impairment charge on certain fixed assets and leasehold improvements. Upon execution of the sublease in 2007, no adjustment to the 2006 estimates of lease termination charges was required.
In the fourth quarter of 2006, the Company exited from the Quality Building and subleased this space to Novavax, Inc. During the second quarter of 2007, the Company purchased the Quality Building from the landlord and subsequently sold it to BioMed. In conjunction with this purchase and sale, the Company reversed the remaining accrual related to its exit from the Quality Building of $1,969 and recognized a net gain on the purchase and sale of $1,704. The total gain of $3,673 is reflected as Lease termination and restructuring credits in the Consolidated Statement of Operations.
Note 8. Fair Value of Financial Instruments
The carrying values of investments in the Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 approximate their respective fair values. Except for the Company’s investment in CoGenesys, the carrying value of the Company’s investments is based on quoted market prices, which approximates fair value. Because CoGenesys is a privately-held entity, the Company is unable to obtain a quoted market price with respect to this investment, and such investment is accordingly carried at its cost of $14,818. The Company reviews the carrying value of the CoGenesys investment on a periodic basis for indicators of impairment and would adjust the value accordingly.
The carrying value of all of the Company’s long-term debt was $753,478 as of September 30, 2007 and $751,526 as of December 31, 2006, including convertible debt of $510,000. The fair value of the Company’s convertible debt is based on quoted market prices. The quoted market prices of the Company’s convertible debt decreased to approximately $458,000 as of September 30, 2007 from $520,000 as of December 31, 2006. The fair value of the Company’s non-convertible debt approximates the carrying amount of $243,478 and $241,526 as of September 30, 2007 and December 31, 2006, respectively, based on a discounted cash flow analysis, given that the Company’s incremental borrowing rate has not changed materially since inception of the debt. This non-convertible debt is related to the 2006 purchase and sale agreement with BioMed for the Company’s Traville land and large-scale manufacturing facility.
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
The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. The Company has no interest or penalties accrued as of September 30, 2007 with respect to income taxes.
The Company’s income taxes have not been subject to examination by any tax jurisdictions since its inception. Accordingly, all income tax returns filed by the Company are subject to examination by the taxing jurisdictions.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2007
(dollars in thousands, except per share data)
Note 10. Related Parties
The Company’s equity investment in CoGenesys makes it a related party of the Company. For the three and nine months ended September 30, 2007, the Company recognized revenue of $731 and $2,109, respectively, under the 2006 license agreement and manufacturing services agreement with CoGenesys. The Company recognized $870 and $1,080 for the three and nine months ended September 30, 2006, respectively, under the 2006 license agreement with CoGenesys and recorded a reduction in research and development expenses of $4,818 for expenses reimbursed by CoGenesys during the second quarter of 2006.
The Company owns approximately one percent of VIA Pharmaceuticals, Inc. (“VIA”) (formerly Corautus Genetics Inc.). During the second quarter of 2007, the Company and VIA mutually terminated the October 31, 1997 License Agreement between the parties. Accordingly, the Company no longer deems VIA to be a related party.
The Company had no other material related party transactions for the three and nine months ended September 30, 2007 and 2006.
Note 11. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under most other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except for a limited form of retrospective application for certain financial instruments. The Company will adopt SFAS No. 157 for its fiscal year beginning on January 1, 2008. Management has not determined the impact adoption of this statement will have on its reported results of operations, liquidity or financial condition.
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
In June 2007, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. The Company will adopt EITF No. 07-3 as of January 1, 2008 and it is not expected to have a material impact on our results of operations or financial position.
Note 12. Reclassifications
Certain prior period balances have been reclassified to conform to the 2007 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2007 and 2006
Overview
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
     During the second quarter of 2006, we entered into a collaboration agreement with Novartis International Pharmaceutical, Ltd. (“Novartis”). Under this agreement, Novartis will co-develop and co-commercialize Albuferon and share equally in development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement and are recognizing this payment as revenue ratably over the estimated development period ending in 2010. Including this up-front fee, we are entitled to payments aggregating $507.5 million upon the successful attainment of certain milestones. We attained our first milestone near the end of 2006 and received $47.5 million for this milestone during the first quarter of 2007. We attained our second milestone and received $40.0 million during the third quarter of 2007. We are recognizing these payments as revenue ratably over the estimated remaining development period.
     During the third quarter of 2005, GlaxoSmithKline (“GSK”) exercised its option to co-develop and co-commercialize two of our products, LymphoStat-B and HGS-ETR1. In accordance with a co-development and co-commercialization agreement signed during the third quarter of 2006 related to LymphoStat-B, we and GSK will share equally in Phase 3 and 4 development costs and mutually agreed upon Phase 1 and 2 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We received a $24.0 million payment during the third quarter of 2006 as partial consideration for entering into this agreement with respect to LymphoStat-B and are recognizing this payment as revenue ratably over the estimated development period ending in 2010. The terms of our agreement with respect to HGS-ETR1 are to be negotiated by the parties.
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

Overview (continued)
     We expect that any significant revenue or income for at least the next several years may be limited to investment income, payments under collaboration agreements (to the extent milestones are met), payments from the sale of product rights, and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials required for the development of antibody and protein product candidates. Although cost reimbursements from Novartis and GSK will reduce these expenses, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or new agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
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
Results of Operations
     Revenues. Revenues were $11.1 million and $29.3 million for the three and nine months ended September 30, 2007, respectively, compared to revenues of $6.7 million and $15.7 million for the three and nine months ended September 30, 2006. Revenues for the three months ended September 30, 2007 included $7.8 million recognized from the Novartis agreement and $1.6 million recognized from the GSK LymphoStat-B agreement. Revenues for the three months ended September 30, 2006 primarily included $2.6 million recognized from the Novartis agreement, $1.1 million recognized from the GSK LymphoStat-B agreement, a $1.0 million milestone payment recognized from GSK related to a product under GSK development and $0.9 million recognized from CoGenesys, a related party. Revenues for the nine months ended September 30, 2007 consisted primarily of $19.2 million recognized from the Novartis agreement and $4.9 million recognized from the GSK LymphoStat-B agreement. Revenues for the nine months ended September 30, 2006 primarily represent revenue recognized from the Syncria®(formerly GSK716155 or Albugon™) agreement amounting to $6.6 million, revenue recognized from Novartis of $3.5 million, revenue recognized from Transgene of $1.9 million, revenue recognized from CoGenesys, a related party, of $1.1 million and revenue recognized from GSK related to a product under GSK development of $1.0 million.
     Expenses. Research and development expenses were $61.9 million for the three months ended September 30, 2007 compared to $52.3 million for the three months ended September 30, 2006. Research and development expenses were $158.4 million for the nine months ended September 30, 2007 compared to $160.7 million for the nine months ended September 30, 2006. Our gross expenses for the three and nine months ended September 30, 2007 increased by $20.6 million and $43.8 million, respectively, compared to the three and nine months ended September 30, 2006, primarily due to our ongoing Phase 3 clinical trials for Albuferon and LymphoStat-B, partially offset by reduced research activity following the 2006 sale of the CoGenesys division. Our reported research and development expenses for the three and nine months ended September 30, 2007 are net of $22.1 million and $64.6 million, respectively, of costs reimbursed by Novartis and GSK in support of these two programs. Stock-based compensation expense decreased by $0.4 million and $3.0 million for the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006. This decrease was due to having fewer employees in 2007 as compared to 2006 because of the sale of the CoGenesys division and a lower average fair value per share for the options that vested.

Results of Operations (continued)
     We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development.
     Our research costs increased to $3.9 million for the three months ended September 30, 2007 from $3.3 million for the three months ended September 30, 2006. Research costs decreased to $11.7 million for the nine months ended September 30, 2007 from $16.3 million for the nine months ended September 30, 2006. This decrease is primarily due to the sale of our CoGenesys division during the second quarter of 2006 and no new significant research initiatives. Our research costs for the three and nine months ended September 30, 2007, are net of $0.9 million and $2.3 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $6.5 million for the three months ended September 30, 2007 from $7.9 million for the three months ended September 30, 2006. Pharmaceutical sciences costs decreased to $20.3 million for the nine months ended September 30, 2007 from $26.1 million for the nine months ended September 30, 2006. This decrease is primarily due to cost reimbursement under our collaboration agreements and reduced activity in this area for our ABthrax program. Pharmaceutical sciences costs for the three and nine months ended September 30, 2007 are net of $2.3 million and $6.0 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our manufacturing costs decreased to $20.5 million for the three months ended September 30, 2007 from $25.9 million for the three months ended September 30, 2006. Manufacturing costs decreased to $51.8 million for the nine months ended September 30, 2007 from $65.8 million for the nine months ended September 30, 2006. This decrease is primarily due to cost reimbursement under our collaboration agreements and reduced non-project activities, partially offset by increased production activities for HGS-ETR1 and HGS-ETR2. Our manufacturing costs for the three and nine months ended September 30, 2007 are net of $2.9 million and $14.1 million, respectively, of cost reimbursement under cost sharing provisions in our collaboration agreements. Our cost reimbursements for manufacturing for the remainder of 2007 and 2008 may vary from quarter to quarter depending on clinical manufacturing activity.
     Our clinical development costs increased to $30.8 million for the three months ended September 30, 2007 from $15.1 million for the three months ended September 30, 2006. Clinical development costs increased to $74.6 million for the nine months ended September 30, 2007 from $52.4 million for the nine months ended September 30, 2006. The increase is primarily due to costs associated with the substantially complete enrollment of Phase 3 trials for Albuferon and ongoing enrollment of Phase 3 trials for LymphoStat-B. Our clinical development expenses for the three and nine months ended September 30, 2007 are net of $16.0 million and $42.1 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     General and administrative expenses increased to $14.6 million for the three months ended September 30, 2007 compared to $13.4 million for the three months ended September 30, 2006. General and administrative expenses increased to $39.7 million for the nine months ended September 30, 2007 compared to $39.1 million for the nine months ended September 30, 2006. This increase is primarily due to increased legal expenses associated with patent proceedings for certain of our products, partially offset by lower stock-based compensation expense.
     During the second quarter of 2007, we recorded the reversal of a liability and a gain aggregating $3.7 million in connection with the purchase and sale of the Quality Building. Lease termination charges were incurred in the second quarter of 2006, when we entered into a purchase and sale agreement with BioMed and sold or caused to be sold our headquarters and Large-Scale Manufacturing facility (“LSM”) and concurrently entered into long-term lease agreements with BioMed for the two facilities. We recorded a facility financing charge of approximately $16.8 million associated with this transaction.

Results of Operations (continued)
Investment income was approximately $8.0 million for the three months ended September 30, 2007 and for the three months ended September 30, 2006. Investment income increased to $25.1 million for the nine months ended September 30, 2007 from $18.8 million for the nine months ended September 30, 2006. The increase in investment income for the nine months ended September 30, 2007 was primarily due to higher interest rates in our portfolio.
     Interest expense was approximately $9.9 million for the three months ended September 30, 2007 and $9.8 million for the three months ended September 30, 2006. Interest expense increased to $29.5 million for the nine months ended September 30, 2007 compared to $16.9 million for the nine months ended September 30, 2006. The increase was due to interest expense on the debt associated with the sale and leaseback of the LSM to BioMed. We sold the LSM facility to BioMed during the second quarter of 2006 in a sale-leaseback transaction that was recorded as a financing transaction for accounting purposes, resulting in debt being recorded at the time of sale. No interest expense has been capitalized since the facility was placed into operation during the third quarter of 2006. For the nine months ended September 30, 2006, interest expense is net of interest capitalized of $2.5 million in connection with the construction of our LSM facility.
     Our gain on sale of investment during the second quarter of 2006 of $14.8 million relates to the sale of our remaining equity interest in Cambridge Antibody Technology Ltd., a long-term investment with a cost basis of $9.3 million, for net proceeds of $24.1 million.
     Net Income (Loss). We recorded a net loss of $67.3 million, or $0.50 per share, for the three months ended September 30, 2007 compared to a net loss of $60.8 million, or $0.46 per share, for the three months ended September 30, 2006. We recorded a net loss of $169.6 million, or $1.26 per share, for the nine months ended September 30, 2007 compared to a net loss of $184.2 million, or $1.40 per share, for the nine months ended September 30, 2006. The increased loss for the three months ended September 30, 2007 is primarily due to increased clinical trial costs related to our Phase 3 programs partially offset by increased revenue. The decreased loss for the nine months ended September 30, 2007 is primarily due to reduced research and development expenses, as a result of collaborative cost sharing, increased revenue and increased investment income, partially offset by increased net interest expense. The net loss for the nine months ended September 30, 2006 included lease termination charges of $16.8 million, or $0.13 per share, and the gain on sale of investment of $14.8 million, or $0.11 per share.
Liquidity and Capital Resources
     We had working capital of $151.2 million and $300.1 million at September 30, 2007 and December 31, 2006, respectively. The decrease in our working capital for the nine months ended September 30, 2007 is primarily due to the use of working capital to fund our operations.
     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on manufacturing and clinical trials required for the development of our active product candidates. In the event our working capital needs for 2007 exceed our available working capital, we can utilize our non-current marketable securities, which are classified as “available-for-sale.” We evaluate our working capital position on a continuing basis.
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

Liquidity and Capital Resources (continued)
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of September 30, (2)
Product Candidate (1)	Indication	2007	2006

ACTIVE CANDIDATES:

Albuferon	Hepatitis C	Phase 3	Phase 2
LymphoStat-B	Systemic Lupus Erythematosus	Phase 3	Phase 2

LymphoStat-B	Rheumatoid Arthritis	Phase 2 (3)	Phase 2
HGS-ETR1	Cancer	Phase 2	Phase 2
HGS-ETR2	Cancer	Phase 1	Phase 1
CCR5 mAb	HIV	(4)	Phase 1
ABthrax	Anthrax	(5)	(5)

INACTIVE CANDIDATES:

HGS-TR2J	Cancer	Phase 1(6)	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Initial Phase 2 trial completed; extension safety study ongoing and further development under review.

(4)	Initial Phase 1 trial completed; further development under review.

(5)	In June 2006, the U.S. Government executed the second phase of the contract placing an order for 20,001 doses of ABthrax. In addition, pre-clinical and clinical development and manufacturing activities are underway.

(6)	Clinical development suspended in 2006.
     Our clinical trial status as of December 31, 2006, 2005 and 2004 is contained in our 2006 Annual Report on Form 10-K. Our clinical trial status as of March 31, 2007 and 2006 is contained in our March 31, 2007 Quarterly Report on Form 10-Q. Our clinical trial status as of June 30, 2007 and 2006 is contained in our June 30, 2007 Quarterly Report on Form 10-Q.
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

Liquidity and Capital Resources (continued)
     Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize Albuferon. Under this agreement, we will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We are entitled to receive payments aggregating approximately $507.5 million upon the successful attainment of certain milestones, of which we have received a non-refundable up-front license fee and milestone payments aggregating $132.5 million. We and Novartis will share equally in clinical development costs. In 2006, we also entered into a licensing agreement with GSK with respect to LymphoStat-B and received a payment of $24.0 million. We and GSK will share equally in Phase 3 and 4 development costs and Phase 1 and 2 other development costs, as mutually agreed upon, and will share equally in sales and marketing expenses and profits of any product that is commercialized.
     We have other collaborators who have sole responsibility for product development. For example, GSK is developing other products under separate agreements as part of our overall relationship with them. In 2007, GSK discontinued the development of two products based on our genes (GSK462795 and GSK626616). We cannot assure you that they will continue development efforts on the remaining products. We have no control over the progress of GSK’s development plans. We cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments under these agreements. We cannot forecast with any degree of certainty what impact GSK’s decision to jointly develop and commercialize HGS-ETR1 will have on our development costs, in part because a joint development agreement must first be concluded. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.
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
     Under the leases for some of our equipment and our process development and small-scale manufacturing facility, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. During the second quarter of 2007, we amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. We also pledged additional collateral to another lessor to satisfy the minimum net worth covenant associated with certain other leases. With respect to the small-scale manufacturing facility leases, we believe we may not meet the minimum net worth covenant by the end of 2007. If we fail to meet this covenant, we will be required to increase the amount of one of our security deposits by approximately $1.0 million.

Liquidity and Capital Resources (continued)
     Our unrestricted and restricted funds may be invested in U.S. Treasury securities, government agency obligations, high grade corporate debt securities and various money market instruments rated “A-” or better. Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.
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
     Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3.8 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions in 2009, which could in turn affect our rent and the level of our restricted investments. We have restricted investments of approximately $14.0 million and $13.5 million as of September 30, 2007 and December 31, 2006, respectively, and are required to maintain restricted investments up to a maximum of $15.0 million which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $41.0 million in 2007 to approximately $21.0 million in 2019.
     The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. We believe we may not meet the minimum net worth covenant by the end of 2007. The leases require an increase in our restricted investments by $1.0 million if we do not meet the covenants.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may only be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A-” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 18 months, significantly decreases the risk of a material loss caused by a market change.
     We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $10.0 million, or approximately 1.46% of the aggregate fair value of $688.2 million at September 30, 2007. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of September 30, 2007. We believe that any market change related to our investment securities held as of September 30, 2007 is not material to our consolidated financial statements. As of September 30, 2007, the yield on comparable two-year investments was approximately 4.0% as compared to our current portfolio yield of approximately 4.5%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
     We have equity investments in CoGenesys and VIA Pharmaceuticals, Inc. (“VIA”) (formerly Corautus Genetics Inc.) As of September 30, 2007, the estimated fair value of our equity investment in VIA was approximately $0.4 million. Because CoGenesys is a privately-held entity, we are unable to obtain a quoted market price with respect to the fair value of this investment and such investment is accordingly carried at its cost of $14.8 million. The Company reviews the carrying value of the CoGenesys investment on a periodic basis for indicators of impairment, and adjusts the value accordingly. Our investment in VIA is subject to equity market risk.
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

Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2007, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Because we are a late-stage development company, we cannot be certain that we can develop our business or achieve profitability.
     We expect to continue to incur losses and we cannot assure you that we will ever become profitable. We have begun late-stage development, and it will be a number of years, if ever, before we are likely to receive revenue from product sales or substantial royalty payments. We will continue to incur substantial expenses relating to research, development and manufacturing efforts and human studies. The development of our products requires significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.
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
     Before a drug may be marketed in the U.S., a drug must be subject to rigorous preclinical testing. The results of these studies must be submitted to the FDA as part of an investigational new drug application, which is reviewed by the FDA before clinical testing in humans can begin. The results of preclinical studies do not predict clinical success. A number of potential drugs have shown promising results in early testing but subsequently failed to obtain necessary regulatory approvals. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.

     Completion of clinical trials may take many years. The time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The progress of clinical trials is monitored by both the FDA and independent data monitoring committees, which may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:
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
     As part of our strategy, we intend to continue to evaluate strategic partnership opportunities and consider acquiring complementary technologies and businesses. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Our current agreements that grant us access to such technology may expire and may not be renewable or could be terminated if we or our partners do not meet our obligations. These agreements are subject to differing interpretations and we and our partners may not agree on the appropriate interpretation of specific requirements. Our partners may prove difficult to work with or less skilled than we originally expected. In addition, any past collaborative successes are no indication of potential future success.
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
     As part of our September 1996 agreement with GSK, we granted a 50/50 co-development and commercialization option to GSK for certain human therapeutic products that successfully complete Phase 2a clinical trials. On August 18, 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1 (mapatumumab) jointly with us. Under the terms of the 1996 agreement, we and GSK will share equally in Phase 3/4 development costs of this product, and will share equally in sales and marketing expenses and profits of any product that is commercialized pursuant to co-development and commercialization agreement, the remaining terms of which are subject to negotiation. We do not know if we will be successful in negotiating this agreement, and if we are unsuccessful, we do not know if, and how, GSK and we will collaborate on this product.

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
     We have announced the commencement of Phase 3 clinical development programs for both Albuferon and LymphoStat-B. These development programs include four Phase 3 large-scale, multi-center clinical trials, which will make our clinical trial expenditures in 2007 greater than our 2006 expenditures, excluding reimbursement from our collaborators. We will rely on our collaborators to reimburse us for half of these expenditures. To execute our Phase 3 clinical trial programs, we have strengthened our development organization and increased our dependence on third-party contract clinical trial providers. The collaboration agreements with our partners in the development of these two products provide for the reimbursement of half of these increased expenditures. However, our collaborators may not agree with us or may not perform their obligations under our agreements with them. Further, it is difficult to accurately predict or control the amount or timing of these expenditures, and uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. As a result, if we are unable to obtain funding under these agreements on a timely basis, we may be forced to delay, curtail or terminate these Phase 3 trials, which could adversely affect our ability to commercialize our products and harm our business.

FINANCIAL AND MARKET RISKS
Because of our substantial indebtedness, we may be unable to adjust our strategy to meet changing conditions in the future.
     As of September 30, 2007, we had long-term obligations of approximately $753.5 million. During the three and nine months ended September 30, 2007, we made interest and principal payments of $8.4 million and $25.6 million, respectively, on our indebtedness. During 2006, we made interest and principal payments of $28.1 million on our indebtedness. Our substantial debt will have several important consequences for our future operations. For instance:
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
     Under the leases for some of our equipment and our process development and small-scale manufacturing facility, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. During September 2007, we amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. We also pledged additional collateral to another lessor to satisfy the minimum net worth covenant associated with certain other leases. With respect to the small-scale manufacturing facility lease, we may be required to increase the amount of one of our security deposits by approximately $1.0 million, raising the level to $15.0 million. Under certain circumstances pertaining to this facility lease, if we do not elect to purchase the facility, we could lose either a portion or all of our restricted investments and record a charge to earnings for such a loss.
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
     Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings relating to the scope of protection of our patents and those of others. For example, we are involved in European opposition proceedings against an issued patent of Biogen Idec. In this opposition, the European Patent Office found the claims of Biogen Idec’s patent to be valid. The claims relate to a method of treating autoimmune diseases using an antibody to BLyS. We intend to appeal this decision but cannot assure you that we will be successful. We have also opposed a European patent issued to Amgen, Inc. related to products based on TRAIL Receptor 2 (such as HGS-ETR2). Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

If our patent applications do not result in issued patents, our competitors may obtain rights to and commercialize the discoveries we attempted to patent.
     Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. We are involved in a number of interference proceedings and may be involved in other interference proceedings in the future. For example, we are involved in interferences in the United States with both Genentech, Inc. and Amgen, Inc. related to products based on TRAIL Receptor 2 (such as HGS-ETR2). In one of these interferences, we have initiated district court litigation to review an adverse decision by the Patent and Trademark Office. Additional litigation related to these TRAIL Receptor 2 interferences is likely. We are also involved in an interference in the United States with Biogen Idec related to products based on BLyS (such as Lymphostat-B). We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in an opposition proceeding brought by Eli Lilly and Company with respect to our European patent related to products based on BLyS (such as LymphoStat-B) and an opposition in Australia brought by Genentech, Inc. with respect to our Australian patent application related to products based on TRAIL Receptor 2. In addition, Eli Lilly and Company has instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent. A trial date for this revocation is scheduled for late 2007. We cannot assure you that we will be successful in any of these proceedings.
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
     The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the U.S., a number of proposals have been made to reduce the regulatory burden of follow-on biologics, which could affect the prices and sales of our products in the future. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services.

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
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. For the twelve months ended September 30, 2007, the closing price of our common stock has been as low as $7.06 per share and as high as $13.83 per share. The market price of our common stock could fluctuate widely because of:
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

Dated: November 1, 2007

EXHIBIT INDEX
Exhibit Page Number
12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.