Form 10-K
period 2007-12-31
HUMAN GENOME SCIENCES INC
filed 2008-02-26
CIK 901219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number 0-22962

HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. employer identification number)
14200 Shady Grove Road, Rockville, Maryland 20850-7464
(address of principal executive offices and zip code)

(301) 309-8504
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share and Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☑

The number of shares of the registrant’s common stock outstanding on January 31, 2008 was 135,383,798. As of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $826,160,508.*

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

*	Excludes 41,819,771 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at June 30, 2007. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

ITEM 1.	BUSINESS

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

Overview

Human Genome Sciences (HGS) is a commercially focused biopharmaceutical company poised for the market with three products in late-stage clinical development: Albuferon® for chronic hepatitis C, LymphoStat-B® for systemic lupus erythematosus, and ABthraxtm for inhalation anthrax.

All three of these products are progressing toward commercialization. We expect to have the first Phase 3 data for Albuferon available by the end of 2008. We expect to complete enrollment in both of the Phase 3 trials of LymphoStat-B by fall 2008. And we expect to begin delivery of ABthrax to the U.S. Strategic National Stockpile by fall 2008, which will result in the Company’s first product sales.

HGS also has a portfolio of novel drugs in earlier stages of development, led by our TRAIL receptor antibodies in mid-stage development for cancer, and including substantial financial rights to three novel drugs in the GlaxoSmithKline (GSK) clinical pipeline.

Strategic partnerships are designed to be an important driver of our commercial success. We have co-development and commercialization agreements with prominent pharmaceutical companies for both of our key lead products — Novartis for Albuferon and GSK for LymphoStat-B. ABthrax is being developed under a contract with the Biomedical Advanced Research and Development Authority (BARDA) of the U.S. Department of Health and Human Services (HHS).

Our strategic partnerships with leading pharmaceutical and biotechnology companies allow us to leverage our strengths and gain access to sales and marketing infrastructure, as well as complementary technologies. Some of these partnerships provide us with licensing fees, clinical development cost-sharing, milestone payments and rights to royalty payments as products are developed and commercialized. In some cases, we are entitled to certain commercialization, co-promotion, revenue sharing and other product rights.

With a strong cash position, a management team experienced in bringing products to market, an experienced drug development organization and significant capabilities in biologicals manufacturing, HGS has the resources and capabilities necessary to achieve near-term commercial success while sustaining a viable pipeline that supports the long-term growth of the Company.

We are a Delaware corporation headquartered at 14200 Shady Grove Road, Rockville, Maryland, 20850-7464. Our telephone number is (301) 309-8504. Our website address is www.hgsi.com. Information contained on our website is not a part of, and is not incorporated into, this annual report on Form 10-K. Our filings with the SEC are available without charge on our website as soon as reasonably practicable after filing.

Strategy

Over the last few years, HGS has made strategic decisions that have transformed the Company on multiple levels and created multiple paths for success. We now have three diverse products in final testing, and several mid-stage products emerging in our clinical pipeline. Our two key lead products have significant therapeutic potential and the commercial potential to achieve leadership positions in the marketplace. Key strategies include:

•	Accelerate the development and commercialization of our late-stage products. Our priority focus is on our product candidates with the highest therapeutic and commercial potential, and accelerating the progress of our late-stage compounds toward commercialization.

•	Build strong partnerships to bring the strengths of global leaders in the pharmaceutical industry to the development and commercialization of our products. The co-development and commercialization agreements we have in place for our key lead products — Novartis for Albuferon and GSK for LymphoStat-B — will help HGS assure that these products achieve their full therapeutic and commercial potential. As our mid-stage products continue to progress, we will consider each individually to assess whether similar collaborations are strategically beneficial.

•	Ensure sustainable growth into the future by continuing to invest in our mid- and early-stage clinical pipeline. We have taken actions to strengthen our oncology program, including accelerating the mid-stage development of HGS-ETR1, our human monoclonal antibody to TRAIL receptor 1. We initiated the second randomized trial of HGS-ETR1 in combination with chemotherapeutic agents, and acquired the rights to develop and commercialize novel small-molecule inhibitors of IAP proteins that show substantial early promise in the treatment of a number of cancers. We will remain opportunistic in our search for new product candidates, assessing the best of the therapeutic opportunities discovered by HGS alongside therapeutic opportunities discovered by other organizations.

•	Pursue strategic acquisitions and collaborations. We will pursue strategic acquisitions and collaborations to augment our capabilities, provide access to complementary technologies, and expand our portfolio of new drug candidates. We also rely on collaborations for the development of certain products discovered by HGS or others based on our technology, including those to which we have substantial financial rights in the GSK clinical pipeline.

•	Capitalize on our intellectual property portfolio. We pursue patents to protect our intellectual property and have developed a significant intellectual property portfolio. As of December 31, 2007, we had 593 issued U.S. patents covering genes, proteins, antibodies and proprietary technologies, and had filed U.S. patent applications covering many additional discoveries and inventions. We will seek opportunities to monetize intellectual property assets that we do not plan to develop ourselves internally.

•	Maintain a strong cash position. Unlike many pre-commercial companies, HGS has finances in place that allow us to maintain a priority focus on advancing our late-stage products to commercialization, while also exploring longer-term opportunities that will drive momentum beyond our lead products. Controlling net cash burn and maintaining a strong cash position will continue to be an important ongoing priority.

Products

HGS has three products in late-stage clinical development: Albuferon for chronic hepatitis C, LymphoStat-B for systemic lupus erythematosus, and ABthrax for inhalation anthrax. HGS also has a portfolio of novel drugs in earlier stages of development, led by our TRAIL receptor antibodies in mid-stage development for cancer, and including substantial financial rights to three novel drugs in the GSK clinical pipeline.

Clinical Programs

Late-Stage Products

Two of our late-stage products, Albuferon for chronic hepatitis C and LymphoStat-B for systemic lupus erythematosus (SLE), are in Phase 3 development. The third lead product, ABthrax, is in the final stages of development for anthrax disease, and is on schedule to begin delivery to the U.S. Strategic National Stockpile in 2008.

Albuferon (albinterferon alfa-2b)

Albuferon is a novel long-acting form of interferon alpha that was created using the Company’s proprietary albumin-fusion technology. Recombinant interferon alpha is approved for the treatment of hepatitis C, hepatitis B and a broad range of cancers. Albuferon is being developed by HGS and Novartis under an exclusive worldwide co-development and commercialization agreement entered into in June 2006 (described below under “Lead Commercial Collaborations”).

HGS is currently conducting two pivotal Phase 3 clinical trials of Albuferon in combination with ribavirin: ACHIEVE 1 in treatment-naïve patients with genotype 1 chronic hepatitis C, and ACHIEVE 2/3 in treatment-naive patients with genotypes 2 or 3 chronic hepatitis C. Enrollment in both Phase 3 trials of Albuferon was completed ahead of schedule in 2007. Both trials are randomized, open-label, active-controlled, multi-center, non-inferiority trials that will evaluate the efficacy, safety and impact on health-related quality of life of Albuferon in combination with ribavirin, versus Pegasys (peginterferon alfa-2a) in combination with ribavirin.

The primary efficacy endpoint of both trials is sustained virologic response (SVR), defined as undetectable HCV (hepatitis C) RNA at 24 weeks following the end of treatment. The total duration of therapy in ACHIEVE 1 will be 48 weeks, with 24 weeks of follow-up. The total duration of therapy in ACHIEVE 2/3 will be 24 weeks, with 24 weeks of follow-up. We expect to have our first Phase 3 data for Albuferon available, from ACHIEVE 2/3, late in 2008, and all Phase 3 data available by spring 2009. Assuming success in Phase 3, we and Novartis plan to file global marketing authorization applications for Albuferon by fall 2009.

Both Phase 3 trials were designed to evaluate two doses of Albuferon, 1200-mcg and 900-mcg administered every two weeks, versus an active-control arm in which patients receive Pegasys on a standard once-weekly regimen. In January 2008, HGS announced modified dosing in one arm of each of the ACHIEVE trials. Patients who had been receiving the 1200-mcg dose have now been moved to the 900-mcg dose. The change was based on recommendations made by the studies’ independent Data Monitoring Committee (DMC).

In November 2007, at the Annual Meeting of the American Association for the Study of Liver Diseases (AASLD), we presented final results of a Phase 2b trial of Albuferon in combination with ribavirin in treatment-naïve patients with genotype 1 chronic hepatitis C. The data showed that with half as many injections as Pegasys, the 900-mcg dose of Albuferon administered every two weeks was just as effective as Pegasys in achieving SVR, with comparable safety and the potential for less impairment of health-related quality of life and significantly fewer lost days of work on treatment. Patients treated with the 1200 mcg-dose of Albuferon at two-week intervals exhibited a robust early reduction in HCV RNA and had the most rapid time to HCV RNA negativity. The rate of discontinuations due to adverse events was highest in the 1200-mcg Albuferon treatment arm. Adverse events observed for all Albuferon treatment groups were those typically expected with interferon therapy.

Our co-development and commercialization collaborator, Novartis, plans to initiate a separate Phase 2b trial in 2008, to explore various doses of Albuferon administered monthly, in combination with ribavirin, in treatment-naïve patients with genotype 1 chronic hepatitis C.

LymphoStat-B (belimumab)

LymphoStat-B is a human monoclonal antibody that specifically recognizes and inhibits the biological activity of B-lymphocyte stimulator, or BLyS®. In lupus, rheumatoid arthritis and certain other autoimmune diseases, elevated levels of BLyS are believed to contribute to the production of autoantibodies — antibodies that attack and destroy the body’s own healthy tissues. LymphoStat-B is being developed by HGS and GSK as a potential treatment for systemic lupus erythematosus (SLE) under a co-development and commercialization agreement entered into in August 2006 (described below under “Lead Commercial Collaborations”).

We are currently conducting two pivotal Phase 3 clinical trials of LymphoStat-B in patients with active SLE — BLISS-52 and BLISS-76 — to evaluate the efficacy and safety of LymphoStat-B plus standard of care, versus placebo plus standard of care, in patients with serologically active SLE. The design of the two trials is similar, but the duration of therapy is different, 52 weeks for BLISS-52 and 76 weeks for BLISS-76. Data from BLISS-76 will be analyzed after 52 weeks in support of a potential Biologics License Application (BLA). The primary efficacy endpoint of both trials is the patient response rate at Week 52, as defined by a reduction from baseline in the

SELENA SLEDAI score of at least 4 points, no worsening in Physician’s Global Assessment, and no worsening in BILAG. The Phase 3 trial protocols were agreed upon with FDA by Special Protocol Assessment. HGS expects to complete enrollment in both trials by fall 2008, with Phase 3 data from both trials expected in 2009.

In November 2007, at the Annual Scientific Meeting of the American College of Rheumatology (ACR), data were presented on long-term treatment with LymphoStat-B demonstrating that it achieved a sustained improvement in disease activity across multiple clinical measures, decreased the frequency of disease flares over time, and was well tolerated through 2.5 years on treatment in combination with standard of care in patients with active SLE. These data showed that the significant clinical benefit observed for LymphoStat-B in serologically active SLE patients at 52 weeks was sustained through 2.5 years — with incidence rates of adverse events, serious adverse events, malignancies, infections and laboratory abnormalities remaining similar to placebo or decreasing over time.

ABthrax (raxibacumab)

ABthrax is a human monoclonal antibody that specifically targets and blocks Bacillus anthracis protective antigen, which research has shown to be the key facilitator of the deadly toxicity of anthrax infection. ABthrax is being developed for the treatment of inhalation anthrax under a $165 million contract with the Biomedical Advanced Research and Development Authority (BARDA) of the U.S. Department of Health and Human Services (HHS).

In December 2007, HGS announced the results of pivotal efficacy studies that demonstrated the life-saving potential of ABthrax. The results showed that a single dose of ABthrax, administered without concomitant antibiotics, improved survival rates by up to 64% when administered after the animals were already symptomatic as a result of inhalation exposure to massively lethal doses of anthrax spores. These dramatic and statistically significant findings demonstrated a survival benefit in two animal species — the requirement for establishing the efficacy of new drugs used to counter bioterrorism.

We also reported in December 2007 that we have completed the second safety study of ABthrax in human volunteers, bringing the total number of people who have participated in human safety trials to more than 180. Clinical results to date suggest that ABthrax was generally safe and well tolerated. In addition, the new study demonstrated that co-administration of ABthrax with the antibiotic Cipro (ciprofloxacin) did not affect the pharmacokinetics of either Cipro or ABthrax, and suggested that ABthrax can be administered in combination with antibiotics.

We have met all milestones to date under the contract we entered into with the U.S. Government in June 2006. HGS has reached agreement with the FDA on the regulatory pathway for ABthrax and we plan to submit the final data package to BARDA and FDA by mid-2008 to support authorization of delivery to the Strategic National Stockpile. We are currently manufacturing ABthrax on schedule to begin delivery of 20,000 doses to the Stockpile by fall 2008.

Oncology Products

HGS has taken multiple actions to strengthen its oncology portfolio, anchored by our TRAIL receptor antibodies in mid-stage development. We have reacquired full rights to these antibodies (described below under “Lead Commercial Collaborations”). We have expanded our clinical development program for HGS-ETR1 to demonstrate proof of concept in combination with other anticancer agents, and we have added new early-stage assets by in-licensing small-molecule IAP inhibitors for the treatment of cancer.

TRAIL Receptor Antibodies

HGS has pioneered the development of highly targeted antibody therapies for cancer based on the TRAIL receptor apoptotic pathway. HGS-ETR1 (mapatumumab) and HGS-ETR2 (lexatumumab) are human monoclonal antibodies that specifically bind to the TRAIL receptor-1 and TRAIL receptor-2 proteins, respectively, and cause them to induce programmed cell death, or apoptosis, in cancer cells. We believe that HGS-ETR1 is the most advanced of all the products in development that target the TRAIL pathway.

HGS-ETR1 has moved to a proof-of-concept phase in which we are conducting randomized Phase 2 chemotherapy combination trials. The first of these trials, initiated in July 2006, is evaluating HGS-ETR1 in combination with Velcade (bortezomib) in advanced multiple myeloma. Multiple myeloma is a cancer of the plasma cells in bone marrow and accounts for about 10 percent of all hematologic cancers. We have completed enrollment in this trial, and we expect to have data available in the third quarter of 2008.

In December 2007, HGS initiated dosing of patients in a randomized Phase 2 trial of HGS-ETR1 in combination with paclitaxel and carboplatin as first-line therapy in patients with advanced non-small cell lung cancer (NSCLC). NSCLC accounts for approximately 75-80% of all lung cancers and is currently the leading cause of cancer death in developed countries in both men and women. The NSCLC trial will continue the enrollment and randomization of patients throughout 2008.

IAP Inhibitors

In December 2007, we and Aegera Therapeutics Inc. (“Aegera”) completed a licensing and collaboration agreement that provides us with exclusive worldwide rights (excluding Japan) to develop and commercialize HGS1029 (formerly AEG40826) and other small-molecule inhibitors of IAP (inhibitor of apoptosis) proteins in oncology (described below under “Product Collaborations and Agreements”). When IAP proteins are over-expressed in cancer cells, they can help cancer cells resist apoptosis and resume growth and proliferation. The IAP inhibitors are a novel class of compounds that block the activity of IAP proteins, thus allowing apoptosis to proceed and causing the cancer cells to die.

The HGS TRAIL receptor antibodies and small-molecule IAP inhibitors represent two different approaches targeting different points in the apoptosis pathway. Each is able to cause cancer cells to die selectively. Preclinical studies of HGS1029 in combination with our TRAIL receptor antibodies demonstrated dramatic synergistic activity against a number of cancer types, including prostate, breast, esophageal, colorectal and non-small cell lung. HGS1029 has also shown significant anti-tumor activity alone and in combination with other agents in a broad range of cancers. We expect to initiate a Phase 1 clinical trial of HGS1029 in early 2008 and plan to develop our TRAIL receptor antibodies and IAP inhibitors in combination with one another and in combination with other therapeutic agents.

Products in the GSK Pipeline

There are three products in the GSK clinical development pipeline to which we have substantial financial rights (described below under “Lead Commercial Collaborations”). Two of these are genomics-derived small-molecule drugs discovered by GSK based on our technology: darapladib and GSK649868. The third product, Syncria® (albiglutide) is an albumin-fusion protein created by HGS, which we licensed to GSK.

Darapladib

Darapladib was discovered by GSK based on our technology. It is a small-molecule inhibitor of lipoprotein-associated phospholipase-A2 (Lp-PLA2), an enzyme associated with the formation of atherosclerotic plaques and identified in clinical trials as an independent risk factor for coronary heart disease and ischemic stroke. GSK is developing darapladib as a treatment for atherosclerosis, and it has the potential to be an important treatment for the prevention of cardiovascular risk.

GSK stated in February 2008 that the data from its randomized Phase 2 dose-ranging trial of darapladib in patients with coronary artery disease will be presented at the American College of Cardiology meeting in March 2008 — and that the results of GSK’s randomized Phase 2/3 imaging trial of darapladib in coronary artery disease will soon be submitted to a major medical journal. We believe it is possible that GSK will reach a decision in 2008 regarding whether to advance darapladib to Phase 3 development.

Syncria (albiglutide)

Syncria (albiglutide) is a novel long-acting form of GLP-1 (glucagon-like peptide 1) that we created using our proprietary albumin-fusion technology. Syncria is generated from the genetic fusion of human albumin and GLP-1, a peptide hormone that acts throughout the body to help maintain normal blood sugar levels and to control appetite. GSK is developing Syncria as a treatment for type 2 diabetes mellitus.

In May 2007, GSK initiated a randomized Phase 2b dose-ranging clinical trial of Syncria in patients with type 2 diabetes. As a comparison, one group of patients is receiving Byetta (exenatide). We believe it is possible that GSK will reach a decision in 2008 regarding whether to advance Syncria to Phase 3 development.

GSK649868

GSK649868 was discovered by GSK based on HGS technology. It is a small-molecule orexin antagonist. Orexin is a hormone that plays an important role in the regulation of sleep-wake cycles.

Research and Development

HGS has developed core competencies in the discovery and understanding of human genes and their biological functions, and in the discovery and development of human protein and antibody drugs.

Human Antibody Technology

We have acquired rights to a variety of human antibody technologies, have integrated these technologies into our research and development program, and continue to collaborate with certain antibody companies. Many medical conditions are the result of an excess of a specific protein in the body, and some antibody drugs can inactivate such proteins and bring therapeutic benefits to patients. These drugs are known as antagonistic antibodies. For example, LymphoStat-B, which is in Phase 3 clinical trials for the treatment of systemic lupus erythematosus, is an antagonistic human monoclonal antibody.

In certain medical conditions, it may be desirable to stimulate a specific biological activity. Antibodies that stimulate biological activity are known as agonistic antibodies. Our two agonistic antibodies in clinical trials are HGS-ETR1 and HGS-ETR2. Binding of these antibodies to their respective TRAIL receptors triggers programmed cell death in cancer cells. We believe that they are the first human agonistic monoclonal antibodies to enter clinical trials.

Albumin-Fusion Technology

Our albumin-fusion technology allows us to create long-acting forms of protein drugs by fusing the gene that expresses human albumin to the gene that expresses a therapeutically active protein. We and our partners are actively pursuing the development of albumin-fusion drugs based on therapeutic proteins already on the market, as well as albumin-fusion versions of therapeutic proteins that we are developing ourselves. For example, Albuferon results from the genetic fusion of human albumin and human interferon-alpha, and Syncria results from the genetic fusion of human albumin and glucagon-like peptide-1 (GLP-1).

Based on preclinical and clinical results to date, we believe that albumin-fusion proteins may provide long-acting treatment options that have efficacy and safety similar to or better than that of existing protein drugs, with the potential additional benefit of considerably more convenient dosage schedules. Albumin-fusion technology also provides for efficient manufacture and purification of the product in our existing facilities.

Drug Development

We have built a drug development organization that has the expertise necessary to design and implement well focused, high-quality clinical trials of multiple compounds. We seek to gather, document and analyze clinical trial data in such a way that they can be submitted to regulatory authorities and used to support Biologics License Applications at the appropriate time. We have assembled experienced teams in key strategic areas of development, including:

•	Clinical Research. The clinical research group is responsible for the design, planning and analysis of clinical trials, and matches novel biological molecules emerging from our protein and antibody discovery programs to unmet medical needs.

•	Clinical Operations. The clinical operations group executes clinical trials and is responsible for managing clinical trial sites and ensuring that all proper procedures are followed during the collection of clinical data. The group includes our data management team.

•	Project Management. Our project management team oversees the process of development of a drug from the earliest stages of research through the conduct of clinical development and regulatory filings.

•	Regulatory Affairs. The regulatory affairs group manages communications with and submissions to regulatory authorities.

•	Drug Safety. As our products advance in clinical testing, our drug safety group collects and analyzes information on drug experience and safety, and ensures that accurate medical information is distributed.

•	Quality Assurance. The quality assurance group ensures compliance with all regulatory requirements for the clinical development and manufacture of new products.

•	Bioanalytical Sciences. The bioanalytical sciences group develops and performs highly specialized assays that are used during monitoring of preclinical tests and clinical trials. Other assays help to ensure the quality and consistency of our products.

Strategic Collaborations

Strategic collaborations are a key aspect of the HGS business strategy. We have co-development and commercialization agreements with prominent pharmaceutical companies for two of our late-stage products, and our third late-stage product is being developed under a contract with the U.S. Government. Strategic collaborations are an important source of revenues and clinical development cost-sharing. They also allow us to leverage our strengths and gain access to sales and marketing infrastructure, international distribution, or complementary technologies.

Other collaborations may provide sources of exciting new product opportunities for in-licensing. In addition, we have assets that may be a better fit for another company than for HGS, and therefore could be out-licensed. Each of these collaborative models is of interest to HGS, and we are committed to remaining alert to new opportunities.

Lead Commercial Collaborations

Novartis

Albuferon.  In June 2006, we entered into an exclusive worldwide agreement with Novartis for the co-development and commercialization of Albuferon. Novartis is a global leader in the pharmaceutical industry and has demonstrated its commitment to leadership in infectious diseases. We and Novartis are working closely together to advance Albuferon to the market for use in the treatment of chronic hepatitis C. Under the agreement, we and Novartis will co-commercialize Albuferon in the United States, and will share clinical development costs, U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization in the rest of the world and will pay us a royalty on those sales. We will have primary responsibility for the bulk manufacture of Albuferon, and Novartis will have primary responsibility for commercial manufacturing of the finished drug product. Clinical development, commercial milestone and other payments to HGS could total as much as $507.5 million, including $132.5 million received to date.

GlaxoSmithKline

LymphoStat-B.  In August 2006, we entered into an agreement with GSK for the co-development and commercialization of LymphoStat-B. GSK is a world leader that brings global pharmaceutical development and marketing capabilities to the LymphoStat-B program. We and GSK will share equally in Phase 3 and 4 development costs, sales and marketing expenses, and profits associated with LymphoStat-B. According to the agreement, we have the right to book sales in the U.S. and GSK has the right to book sales outside the U.S. We are conducting Phase 3 clinical trials with assistance from GSK, and will have primary responsibility for bulk manufacturing.

TRAIL Receptor Antibodies.  In August 2005, GSK exercised its option under a June 1996 agreement to develop and commercialize HGS-ETR1 jointly with HGS. Under the terms of the agreement, we and GSK will share equally in Phase 3/4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized under the agreement, under a co-development and commercialization agreement, the remaining terms of which will be negotiated.

Darapladib.  Darapladib, a small-molecule Lp-PLA2 inhibitor discovered by GSK based on HGS technology, is in Phase 2/3 development by GSK for the treatment of atherosclerosis. We will receive a 10% royalty on worldwide sales of darapladib if it is commercialized, and we have a 20% co-promotion option in North America and Europe, under which we would pay 20% of commercialization costs in exchange for 20% of darapladib profits. We are also entitled to receive a milestone payment if darapladib moves through clinical development into registration.

Syncria.  In May 2007, GSK advanced Syncria to Phase 2b development for the treatment of type 2 diabetes. Syncria is an albumin-fusion protein created by HGS using our proprietary albumin-fusion technology. We licensed Syncria to GSK in October 2004, and are entitled to fees and milestone payments that could amount to as much as $183 million, some of which has already been received, in addition to royalties on worldwide sales if Syncria is commercialized.

GSK649868.  GSK649868 is a small-molecule orexin antagonist, discovered by GSK based on our technology. GSK is investigating its potential use in the treatment of sleep disorders. We will receive a 10% royalty on worldwide sales of GSK649868 if it is commercialized, and we have a 20% co-promotion option in North America and Europe, under which we would pay 20% of commercialization costs in exchange for 20% of GSK49868 profits. We are also entitled to receive a milestone payment if GSK649868 moves through clinical development into registration.

Product Collaborations and Agreements

Aegera Therapeutics.  In December 2007, we and Aegera Therapeutics Inc. completed a licensing and collaboration agreement providing us with exclusive worldwide rights (excluding Japan) to develop and commercialize HGS1029 (formerly AEG40826) and other small-molecule inhibitors of IAP (inhibitor of apoptosis) proteins in oncology. Under the agreement, we made an upfront payment to Aegera of $20.0 million as a licensing fee and for an equity investment. Aegera will be entitled to receive up to $295.0 million in future development and commercial milestone payments, including a $5.0 million milestone payment upon FDA clearance of an IND. Aegera will receive low double-digit royalties on net sales in the HGS territory. In North America, Aegera will have the option to co-promote, under which it will share certain expenses and profits (30%) in lieu of its royalties. Aegera retains the non-oncology rights to its IAP inhibitors that are not selected for development under this agreement. We expect to initiate a Phase 1 clinical trial of HGS1029 in early 2008 and plan to develop our TRAIL receptor antibodies and IAP inhibitors in combination with one another and in combination with other therapeutic agents.

CoGenesys.  In June 2006, we completed the transaction establishing CoGenesys as an independent company, and CoGenesys announced the completion of a $55.0 million Series A financing. CoGenesys was established to focus on the early development of selected product opportunities and the monetization of certain HGS intellectual property and technology assets that HGS did not plan to develop internally. The transaction was treated as a sale for accounting purposes. In February 2008, Teva Pharmaceutical Industries Ltd. (Nasdaq: TEVA) acquired all the outstanding shares of CoGenesys. We will receive a total of approximately $52.6 million for our 13% equity interest, approximately $47.3 million of which was received in February 2008. We are also entitled to a portion of the revenue that Teva may receive from outlicensing or sales of certain therapeutic and diagnostic products successfully developed and commercialized.

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

diaDexus.  In 2003, diaDexus announced that the FDA cleared its PLACTM test for marketing as a diagnostic aid to help predict a person’s risk for coronary heart disease. The PLAC test measures the level of lipoprotein-associated phospholipase A2 (Lp-PLA2) in human blood. The PLAC test was discovered through the use of our technology, and we are entitled to receive royalties on sales of the PLAC test. diaDexus also received from GSK the right to develop products based on a number of diagnostic targets identified by HGS. We are entitled to royalties on the sale of any products developed from these targets. In 2003, we acquired exclusive worldwide rights from diaDexus to develop and commercialize diagnostic immunohistochemical tests based on the TRAIL receptor-1 and TRAIL receptor-2 proteins.

Amgen.  In January 2006, we announced a license agreement under which Amgen has acquired exclusive worldwide rights to develop and commercialize therapeutic biological products for human use, based on a human gene discovered by HGS that has potential applications in autoimmune diseases, immune deficiencies or suppression, and cancer. Amgen also has acquired non-exclusive worldwide rights for the development and commercialization of diagnostic products for human use based on the same gene. According to the terms of the agreement, we received an up-front payment and will receive certain annual fees, as well as development milestone payments and royalties on annual net sales for therapeutic and diagnostic products successfully developed and commercialized using such rights.

Genentech.  In August 2003, we entered into an agreement with Genentech in which we granted to Genentech exclusive worldwide patent rights to develop and commercialize therapeutic biologic products for human use based on a human gene discovered by HGS that may have potential applications in immunology, oncology and neurology. We also granted non-exclusive, worldwide rights to the development and commercialization of diagnostic and small-molecule products for human use based on the same gene.

Technology Collaborations

Abgenix.  In November 1999, we entered into a collaboration and license agreement with Abgenix relating to the field of fully human antibody drug candidates, which was amended in 2001; the research term of this agreement expired in November 2005. In May 2003, we announced the acquisition of an exclusive worldwide license from Abgenix to develop and commercialize a fully human monoclonal antibody to the CCR5 receptor. We received clearance from the FDA to initiate clinical development of CCR5 mAb (HGS004) in December 2004, and we completed and reported the results of a Phase 1 trial of CCR5 mAb in patients infected with the HIV-1 virus in September 2006. We will pay milestone and royalty payments for this product as it is developed and if it is commercialized. In April 2006, Abgenix was acquired by Amgen.

Cambridge Antibody Technology (CAT).  In August 1999, we entered into an antibody license agreement with CAT for the development of fully human antibody therapeutics for up to three of our target human proteins. Pursuant to this agreement, we entered into an exclusive license agreement for LymphoStat-B, which was generated in collaboration with CAT. Under this 1999 agreement, we have paid CAT $2.3 million in milestone payments and fees through the end of 2007. In February 2000, we entered into a broader agreement with CAT that provides us with the right to use its technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. Pursuant to this agreement, we have obtained an exclusive license with respect to TRAIL receptor 1, TRAIL receptor 2 and ABthrax. Under this same agreement, we made an equity investment in CAT. We sold a portion of this equity investment in 2005, and sold the remainder in 2006.

CAT has the right to select up to 24 of our proprietary antigens for preclinical development. We have the option to share clinical development costs and to share the profits equally with them on up to 18 such products. CAT has rights to develop six such products on its own. We are entitled to clinical development milestone and royalty payments on those six products. Under the 2000 agreement, we have paid CAT $4.5 million in milestone payments through the end of 2007. In June 2006, CAT was acquired by AstraZeneca.

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

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings and litigations relating to the scope of protection of our patents and those of others, and are likely to be involved in additional proceedings that may affect directly or indirectly patents and patent applications related to our products or the products of our partners. For example, we are involved in interference and opposition proceedings related to products based on TRAIL receptor 2 (such as HGS-ETR2 and HGS-TR2J) and interference, opposition and revocation proceedings related to products based on BLyS (such as LymphoStat-B). Any such lawsuit or proceeding may result in a significant commitment of resources in the future. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

We have filed U.S. patent applications with respect to many human genes and their corresponding proteins. We have also filed U.S. patent applications with respect to all or portions of the genomes of several infectious and non-infectious microorganisms. As of December 31, 2007, we had 593 U.S. patents covering genes and proteins. Our remaining applications may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases. In certain instances, we will be dependent upon our collaborators to file and prosecute patent applications.

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

Manufacturing

We are able to manufacture multiple protein and antibody drugs for use in research and clinical activities. We produce and purify these protein and antibody drugs in two process development and manufacturing facilities that total approximately 400,000 square feet and offer both small-scale and large-scale manufacturing capabilities. We completed the commissioning and validation of our large-scale manufacturing facility in 2006, and successfully manufactured our first cGMP-compliant material at commercial scale. We do not currently manufacture any products for commercial use.

In February 2008, HGS and Diosynth RTP, Inc. (“Diosynth”) announced a three-year manufacturing alliance under which the two companies will collaborate in the marketing and use of HGS available manufacturing capacity to provide contract cGMP manufacturing and process development services to third party clients. Diosynth will be responsible for marketing, sales and project management, and HGS will perform and manage all cGMP manufacturing services.

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

Employees

As of February 1, 2008, we had approximately 850 full-time employees. None of our employees is covered by a collective bargaining agreement and we consider relations with our employees to be good.

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

We have invested significant time and resources to isolate and study genes and determine their functions. We now devote most of our resources to developing proteins and antibodies for the treatment of human disease. We are also devoting substantial resources to the establishment of our own manufacturing capabilities, both to support clinical testing and eventual commercialization. We have made and are continuing to make substantial expenditures. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. We cannot assure you that the costs of testing and study will yield products approved for marketing by the FDA or that any such products will be profitable. We will incur substantial additional costs to continue these activities. If we are not successful in commercializing products, we may be unable to recover the large investment we have made in research, development and manufacturing efforts.

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

We expect to continue to incur losses and we cannot assure you that we will ever become profitable. We have begun late-stage development, and it will be a number of years, if ever, before we are likely to receive continuing revenue from product sales or substantial royalty payments. We will continue to incur substantial expenses relating to research, development and manufacturing efforts and human studies. The development of our products requires significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.

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

During the past several years, we have sharpened our focus on our most promising drug candidates. We have reduced the number of drugs in early development and are focusing our resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In 2006, we spun off our CoGenesys division as an independent company, in a transaction that was treated as a sale for accounting purposes. CoGenesys is focusing on the development of assets that were unlikely to be developed by us. In February 2008, CoGenesys was acquired by Teva Pharmaceuticals Industries, Ltd. (“Teva”).

Our ability to discover and develop new products will depend on our internal research capabilities and our ability to acquire products. Our internal research capability was reduced when we completed the spin-off of CoGenesys. Although we continue to conduct research and development efforts on products, our limited resources for discovering and developing new products may not be sufficient to discover new drug candidates. In December 2007, we acquired exclusive worldwide rights from Aegera Therapeutics, Inc. to develop and commercialize certain oncology molecules.

PRODUCT DEVELOPMENT RISKS

Because we have limited experience in developing and commercializing products, we may be unsuccessful in our efforts to do so.

Our ability to develop and commercialize products based on proteins, antibodies and small molecules will depend on our ability to:

•	develop products;

•	complete laboratory testing and human studies;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

•	maintain production facilities meeting all regulatory requirements or enter into arrangements with third parties to manufacture our products on our behalf; and

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.

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

We have initiated Phase 3 clinical development programs for Albuferon and LymphoStat-B. Each of these development programs includes two Phase 3 clinical trials which are large-scale, multi-center trials and more expensive than our Phase 1 and Phase 2 clinical trials. These Phase 3 clinical trials will not be completed until 2008/2009, at the earliest. In January 2008, we modified the dosing in the two Albuferon Phase 3 trials based on a recommendation from our independent Data Monitoring Committee (“DMC”). The DMC recommendation was based on the incidence rate of serious pulmonary adverse events in the high dose arm of the two trials. The DMC continues to monitor these trials on an ongoing basis. We cannot assure you that we will be able to complete our Phase 3 clinical trials successfully or obtain FDA approval of Albuferon or LymphoStat-B, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Albuferon and/or LymphoStat-B may be marketed.

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

As part of our September 1996 agreement with GSK, we granted a 50/50 co-development and commercialization option to GSK for certain human therapeutic products that successfully complete Phase 2a clinical trials. In August 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1

(mapatumumab) jointly with us. Under the terms of the 1996 agreement, we and GSK will share equally in Phase 3/4 development costs of this product, and will share equally in sales and marketing expenses and profits of any product that is commercialized pursuant to co-development and commercialization agreement, the remaining terms of which are subject to negotiation. We do not know if we will be successful in negotiating this agreement, and if we are unsuccessful, we do not know if, and how, GSK and we will collaborate on this product.

Our ability to receive revenues from the assets licensed in connection with our CoGenesys transaction will depend on CoGenesys’ ability to develop and commercialize those assets.

We will depend on CoGenesys to develop and commercialize the assets licensed as part of the spin-off. CoGenesys was acquired by Teva in February 2008. If CoGenesys (or Teva) is not successful in its efforts, we may not receive any revenue from the development of CoGenesys assets. In addition, our relationship with CoGenesys (or Teva) will be subject to the risks and uncertainties inherent in our other collaborations.

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

We have commenced Phase 3 clinical development programs for both Albuferon and LymphoStat-B. These development programs include four Phase 3 large-scale, multi-center clinical trials. We rely on our collaborators to reimburse us for half of the expenditures related to these programs. To execute our Phase 3 clinical trial programs, we have strengthened our development organization and increased our dependence on third-party contract clinical trial providers. The collaboration agreements with our partners in the development of these two products provide for the reimbursement of half of these increased expenditures. However, our collaborators may not agree with us or may not perform their obligations under our agreements with them. Further, it is difficult to accurately predict or control the amount or timing of these expenditures, and uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. As a result, if we are unable to obtain funding under these agreements on a timely basis, we may be forced to delay, curtail or terminate these Phase 3 trials, which could adversely affect our ability to commercialize our products and harm our business.

FINANCIAL AND MARKET RISKS

Because of our substantial indebtedness, we may be unable to adjust our strategy to meet changing conditions in the future.

As of December 31, 2007, we had long-term obligations of approximately $754.0 million. During 2007, we made interest and principal payments of $34.6 million on our indebtedness. Our substantial debt will have several important consequences for our future operations. For instance:

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

Our need for additional funding will depend on many factors, including, without limitation:

•	the amount of revenue or cost sharing, if any, that we are able to obtain from our collaborations, any approved products, and the time and costs required to achieve those revenues;

•	the ability to deliver and collect on the ABthrax contract with the U.S. Government;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our development programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	our ability to establish and maintain collaboration partnerships;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims; and

•	scientific progress in our research and development programs.

If we are unable to raise additional funds, we may, among other things:

•	delay, scale back or eliminate some or all of our research and development programs;

•	delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

Some of our operating leases contain financial covenants, which may require us to accelerate payment under those agreements or increase the amount of our security deposits.

Under the leases for some of our equipment and our process development and small-scale manufacturing facility, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. During September 2007, we amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. We also pledged additional collateral to another lessor to satisfy the minimum net worth covenant associated with certain other leases. With respect to the small-scale manufacturing facility lease, we increased the amount of our security deposits in December 2007 by approximately $1.0 million, raising the level to $15.0 million. Under certain circumstances pertaining to this facility lease, if we do not elect to purchase the facility, we could lose either a portion or all of our restricted investments and record a charge to earnings for such a loss.

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

Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. We are involved in a number of interference proceedings and may be involved in other interference proceedings in the future. For example, we are involved in interferences in the United States with both Genentech, Inc. and Amgen, Inc. related to products based on TRAIL Receptor 2 (such as HGS-ETR2). In two of these interferences, we have initiated district court litigation to review an adverse decision by the Patent and Trademark Office. Additional litigation related to these TRAIL Receptor 2 interferences is likely. We are also involved in an interference in the United States with Biogen Idec related to products based on BLyS (such as LymphoStat-B). We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in an opposition proceeding brought by Eli Lilly and Company with respect to our European patent related to products based on BLyS (such as LymphoStat-B) and an opposition in Australia brought by Genentech, Inc. with respect to our Australian patent application related to products based on TRAIL Receptor 2. In addition, Eli Lilly and Company has instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent. We expect a decision in this proceeding in the Spring of 2008. We cannot assure you that we will be successful in any of these proceedings.

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

The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the U.S., a number of proposals have been made to reduce the regulatory burden of follow-on biologics, which could affect the prices and sales of our products in the future. Additional proposals may occur as a result of a change in administration following the November 2008 presidential elections. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

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

Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. From January 1, 2007 through January 31, 2008, the closing price of our common stock has been as low as $5.58 per share and as high as $12.52 per share. The market price of our common stock could fluctuate widely because of:

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

We currently lease and occupy approximately 935,000 square feet of laboratory, manufacturing and office space in Rockville, Maryland. Our space includes approximately 235,000 square feet of laboratory space, approximately 400,000 square feet of manufacturing and manufacturing support space and approximately 300,000 square feet of office space. In addition, we have sublease arrangements for an additional 175,000 square feet of laboratory and manufacturing space that we currently have under lease but are not utilizing.

In 2006, we placed a 291,000-square-foot large-scale manufacturing facility into operational service. This manufacturing facility is enabling us to produce larger quantities of our antibody drugs for both clinical development as well as later for commercial sale.

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

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER’S MATTERS

Our common stock is traded on the NASDAQ Global Market under the symbol HGSI. The following table presents the quarterly high and low closing prices as quoted by NASDAQ.

	High	Low

2006
First Quarter	$13.80	$8.46
Second Quarter	$11.90	$9.80
Third Quarter	$11.97	$9.40
Fourth Quarter	$13.83	$11.90
2007
First Quarter	$12.52	$10.25
Second Quarter	$11.51	$8.92
Third Quarter	$10.39	$7.06
Fourth Quarter	$11.10	$9.12

As of January 31, 2008, there were approximately 700 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future, in part because existing contractual agreements prohibit such dividends. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ U.S. Stock Market Total Return Index (the “TRI”) and the NASDAQ Pharmaceutical Index (the “NPI”). The comparison assumes $100 was invested on December 31, 2002 in our Common Stock and in each of the foregoing indices and assumes the reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We present below our selected consolidated financial data for the years ended December 31, 2007, 2006 and 2005, and as of December 31, 2007 and 2006, which have been derived from the audited consolidated financial statements included elsewhere herein and should be read in conjunction with such consolidated financial statements and the accompanying notes. We present below our selected financial data for the years ended December 31, 2004 and 2003, and as of December 31, 2005, 2004 and 2003, which have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

	Years Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data:
Revenue — research and development contracts	$41,851	$25,755	$19,113	$3,831	$8,168

Costs and expenses:
Research and development(1)	245,745	209,242	228,717	219,549	191,483
General and administrative	55,874	53,101	42,066	35,728	43,608
Lease termination and restructuring charges (credits)	(3,673)	29,510	—	15,408	—

Total costs and expenses(1)	297,946	291,853	270,783	270,685	235,091

Income (loss) from operations(1)	(256,095)	(266,098)	(251,670)	(266,854)	(226,923)
Net investment income (expense)	(6,353)	166	12,133	21,267	40,508
Gain on sale of equity investments	—	14,759	1,302	256	1,091
Gain (loss) on extinguishment of debt	—	—	(1,204)	2,433	—

Income (loss) before taxes	(262,448)	(251,173)	(239,439)	(242,898)	(185,324)
Provision for income taxes	—	—	—	—	—

Net income (loss)(1)	$(262,448)	$(251,173)	$(239,439)	$(242,898)	$(185,324)

Net income (loss) per share, basic and diluted(1)	$(1.95)	$(1.91)	$(1.83)	$(1.87)	$(1.44)
Other Data:
Ratio of earnings to fixed charges	—	—	—	—	—
Coverage deficiency(1)	$(262,448)	$(251,173)	$(239,439)	$(242,898)	$(185,324)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA, CONTINUED

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share and ratio data)

Balance Sheet Data:
Cash, cash equivalents, short-term investments, marketable securities and restricted investments(2)	$603,840	$763,084	$646,220	$952,686	$1,262,458
Total assets(3)	949,105	1,149,668	997,046	1,249,385	1,466,204
Total debt and capital lease, less current portion(3)	754,099	751,526	510,000	505,131	503,664
Accumulated deficit	(1,882,830)	(1,620,381)	(1,369,208)	(1,129,769)	(886,871)
Total stockholders’ equity (deficit)	(11,902)	213,923	416,966	656,047	903,333

(1)	For 2007, amounts include expense associated with license agreement with Aegera Therapeutics, Inc. (“Aegera”) of $16,852, or $0.13 per share.

(2)	“Cash, cash equivalents, short-term investments, marketable securities and restricted investments” for 2007, 2006, 2005, 2004 and 2003 includes $70,931, $61,165, $220,171, $215,236 and $280,776 respectively, of restricted investments relating to certain leases.

(3)	“Total assets” for 2007, 2006, 2005, 2004 and 2003 includes $70,931, $61,165, $220,171, $215,236 and $280,776 respectively, of restricted investments relating to certain leases. “Total debt and capital lease, less current portion” for 2007, 2006, 2005, 2004 and 2003 does not include any operating lease obligations under various facility and equipment lease arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Human Genome Sciences (“HGS”) is a commercially focused biopharmaceutical company poised for the market with three products in late-stage clinical development: Albuferon® for chronic hepatitis C, LymphoStat-B® for systemic lupus erythematosus, and ABthraxtm for inhalation anthrax. All three of these products are progressing toward commercialization. We expect to have the first Phase 3 data for Albuferon available by the end of 2008. We expect to complete enrollment in both of the Phase 3 trials of LymphoStat-B by fall 2008. Also, we expect to begin delivery of ABthrax to the U.S. Strategic National Stockpile by fall of this year, which will result in our first product sales.

HGS also has a portfolio of novel drugs in earlier stages of development, led by our TRAIL receptor antibodies in mid-stage development for cancer, and including substantial financial rights to three novel drugs in the GlaxoSmithKline (“GSK”) clinical pipeline.

Our strategic partnerships with leading pharmaceutical and biotechnology companies allow us to leverage our strengths and gain access to sales and marketing infrastructure, as well as complementary technologies. Some of these partnerships provide us with licensing fees, clinical development cost-sharing, milestone payments and rights to royalty payments as products are developed and commercialized. In some cases, we are entitled to certain commercialization, co-promotion, revenue sharing and other product rights.

With a strong cash position, a management team experienced in bringing products to market, an experienced drug development organization and significant capabilities in biologicals manufacturing, HGS has the resources and capabilities necessary to achieve near-term commercial success while sustaining a viable pipeline that supports our long-term growth.

We have not received any significant product sales revenue or royalties from product sales and, other than potentially with respect to ABthrax, any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration agreements.

During 2006, we entered into a collaboration agreement with Novartis International Pharmaceutical, Ltd. (“Novartis”). Under this agreement, Novartis will co-develop and co-commercialize Albuferon and share equally in development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement and are recognizing this payment as revenue ratably over the estimated development period ending in 2010. Including this up-front fee, we are entitled to payments aggregating $507.5 million upon the successful attainment of certain milestones. For the year ended December 31, 2007, we received milestone payments from Novartis of $87.5 million. We are recognizing these milestones as revenue ratably over the estimated remaining development period. We may not receive any future payments and may not be able to enter into additional collaboration agreements.

In 2005, GSK exercised its option to co-develop and co-commercialize two of our products, LymphoStat-B and HGS-ETR1. In accordance with a co-development and co-commercialization agreement signed during 2006 related to LymphoStat-B, we and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We received a $24.0 million payment during 2006 as partial consideration for entering into this agreement with respect to LymphoStat-B and are recognizing this payment as revenue ratably over the estimated development period ending in 2010. We did not receive any payments related to this agreement during 2007. The terms of our agreement with respect to HGS-ETR1 are to be negotiated by the parties.

In 2005, we entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, with the U.S. Government. Under the first phase of the contract, we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. During 2006, under the second phase of the contract, the U.S. Government exercised its option to

Overview (continued)

purchase 20,001 treatment courses of ABthrax for the Strategic National Stockpile. We have started manufacturing and continue to work towards FDA approval of ABthrax. We do not know whether we will be able to obtain the necessary regulatory approval for this product and deliver the order to the U.S. Government. We expect to recognize approximately $165.0 million from this contract, with approximately 70% of the total value in 2008, as we begin to deliver ABthrax.

During 2006, we completed a purchase and sale agreement with BioMed Realty Trust, Inc. (“BioMed”) relating to our Traville headquarters (“Traville”) and Large-Scale Manufacturing (“LSM”) facility. We also completed the sale of assets of our CoGenesys division to TriGenesys Inc. (now named CoGenesys, Inc. (“CoGenesys”)) and entered into a license agreement for certain related intellectual property. In exchange for the assets, assumption of certain liabilities, intellectual property, and reimbursement of expenditures, we received approximately a 14% equity interest (13% on a fully-diluted basis) in CoGenesys.

We expect that any significant revenue or income for at least the next several years may be limited to investment income, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK and Novartis, payments from the sale of product rights, ABthrax revenue and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials required for the development of antibody and protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or new agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

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

We currently believe the following accounting policies to be critical:

Investments.  We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We carry our investments at their respective fair values, except for our investments in CoGenesys and Aegera Pharmaceuticals, Inc. (“Aegera”), which are carried at historical cost because they are privately held companies for which no quoted market price is available. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including but not limited to the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and our intent and ability to hold the security until the market values recover, which may be maturity. If management determines that such an impairment exists we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a short-term investment or marketable security prior to maturity, we classify our short-term investments and marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized. We classify

Critical Accounting Policies and the Use of Estimates (continued)

those marketable securities that may be used in operations within one year as short-term investments. Those marketable securities in which we have both the ability to hold until maturity and have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as non-current marketable securities. We monitor the equity activity of the CoGenesys investment and we will monitor the activity of the Aegera investment on a regular basis to determine whether any impairment in its value has occurred.

Leases.  We lease various real properties under operating leases that generally require us to pay taxes, insurance and maintenance. During 2006, we terminated one lease agreement (the “Traville lease”) with Wachovia Development Corporation (“WDC”), which had been structured as a synthetic lease and had been accounted for as an operating lease. In place of the Traville synthetic lease, we entered into a 20-year lease agreement with BioMed, which acquired the Traville facility from WDC. We account for the Traville lease with BioMed as an operating lease.

During 2006 and as described further in Note I, Long-Term Debt, of the Notes to the Consolidated Financial Statements, we sold our LSM facility and headquarters land to BioMed, and simultaneously agreed to lease such assets back over a period of 20 years. We accounted for this transaction in accordance with SFAS No. 98, Accounting For Leases: Sale-Leaseback Transactions Involving Real Estate. Because we have continuing involvement with the properties and an option to repurchase such assets, we recorded the sale and leaseback of these assets as a financing transaction and accordingly recorded the allocated sale proceeds as outstanding debt on our balance sheet. We account for lease payments under the related lease agreements as principal and interest payments on this debt. We retained ownership of approximately $36.5 million in equipment located at the LSM, which is required to be kept in place during the lease term or upon any expiration, termination or default.

Impairments of long-lived assets.  Long-lived assets to be held and used, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount the assets, the assets are written down to their estimated fair values. Long-lived assets to be sold are carried at fair value less costs to sell. During 2006, we recorded exit and impairment charges of approximately $9.2 million and $3.5 million relating to certain space in our Traville headquarters and certain laboratory space, respectively. During 2007, we sold the laboratory space and reversed the remaining exit and impairment charges related to that space.

Revenue.  Our revenue recognition policies for all non-refundable up-front license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition (“SAB No. 104”). In addition, we follow the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, for multiple element revenue arrangements entered into or materially amended after June 30, 2003. EITF 00-21 provides guidance on when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement. Under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting, non-refundable up-front license fees are deferred and recognized as revenue on a straight-line basis over the expected term of our continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. If not deemed substantive, we would recognize such

Critical Accounting Policies and the Use of Estimates (continued)

milestone as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and, (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing research and development or other services are priced at fair value. Payments received in advance of work performed are recorded as deferred revenue.

Our up-front license fee with Novartis in connection with our Albuferon product is being recognized ratably over an estimated four-year clinical development period. To the extent we achieve the clinical development milestones set forth in the Novartis agreement, these will be recognized ratably over the remaining estimated clinical development period from the date of attainment. Our initial payment from GSK in connection with LymphoStat-B is being recognized ratably over the estimated four-year clinical development period. Our up-front license fee with GSK in connection with Syncria® (formerly Albugon) is being recognized ratably over the estimated seven-year clinical development period. Our revenues with Transgene, S.A. (“Transgene”) are being recognized on a straight-line basis over the shorter of the ten-year term of the agreement or prorated upon the selection of genes by Transgene. Our revenues with CoGenesys, as they relate to the intellectual property license, are being recognized on a straight-line basis over the three-year period covered by the manufacturing services agreement. Our other revenues in 2007, 2006 and 2005 have been recognized in full upon receipt, as we have no continuing obligation.

Research and Development.  Research and development expenses primarily include related salaries, outside services, materials and supplies and allocated facility costs. Such costs are charged to research and development expense as incurred. Our drug development expenses include accruals for clinical site and clinical research organization (“CRO”) costs. Estimates of the incurred to date but not yet received invoices must be made for clinical site and CRO costs in determining the accrued balance in any accounting period. Reimbursement of research and development expenses received in connection with collaborative cost-sharing agreements is recorded as a reduction of such expenses.

Stock Compensation.  We have a stock incentive plan (the “Incentive Plan”) under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the quoted market value on the date of grant. The Incentive Plan also provides for awards in the form of stock appreciation rights, restricted (non-vested) or unrestricted stock awards, stock-equivalent units or performance-based stock awards.

Prior to January 1, 2006, we accounted for the Incentive Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No stock-based compensation expense related to employee stock option awards was recognized in the consolidated statement of operations for the year ended December 31, 2005 as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) using the modified-prospective method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We use the Black-Scholes-Merton model to estimate the fair value of our option grants. The fair value calculated by this model is a function of several factors, including grant price, the risk-free interest rate, the estimated term of the option and the estimated future volatility of the option. The estimated term and estimated future volatility of the options require our judgment. We have provided pro forma disclosures in the notes to the consolidated financial statements of our

Critical Accounting Policies and the Use of Estimates (continued)

net loss and net loss per share for the year ended December 31, 2005 as if we used the fair value method under FAS 123.

We account for equity instruments issued to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.

Exit Accruals.  In 2006, we exited certain facilities, which required us to make significant estimates in several areas including the realizable values of assets deemed redundant or excess and the ability to generate sublease income. We recorded an initial liability of approximately $9.0 million in lease-related costs, excluding $3.7 million in asset impairments with respect to our 2006 exit activities. During 2007, we sold one of the facilities we exited in 2006 and reversed the remaining exit and impairment charges related to that space.

Results of Operations

Years Ended December 31, 2007 and 2006

Revenues.  We had revenues of $41.9 million and $25.8 million for the years ended December 31, 2007 and 2006, respectively. Revenues for the year ended December 31, 2007 consisted primarily of revenue recognized from Novartis of $28.0 million for the straight-line recognition of up-front license fees and milestones reached for Albuferon, $6.5 million from GSK related to straight-line recognition of up-front license fees for LymphoStat-B, revenue recognized from Transgene of $2.6 million and $2.9 million in revenue recognized from CoGenesys, a related party.

The 2006 revenues consisted primarily of $12.4 million in revenue recognized from GSK, consisting of $7.7 million related to Syncria, including a $6.0 million milestone received and recognized, $2.7 million related to straight-line recognition of up-front license fees for LymphoStat-B, and $2.0 million related to milestones met for two other products under GSK development, revenue recognized from Novartis of $7.1 million for the straight-line recognition of up-front license fees and a milestone reached in 2006 for Albuferon, revenue recognized from Transgene of $2.6 million and revenue recognized from CoGenesys of $1.9 million.

Expenses.  Research and development expenses were $245.7 million for the year ended December 31, 2007 as compared to $209.2 million for the year ended December 31, 2006. Research and development expenses for 2007 include $16.9 million paid to Aegera in connection with a collaboration and license agreement. Research and development expenses included stock-based compensation expense of $13.3 million and $16.3 million for the years ended December 31, 2007 and 2006, respectively. Our research and development expenses for the year ended December 31, 2007 are net of $46.5 million and $39.3 million of costs reimbursed or to be reimbursed by Novartis and GSK, respectively. Our research and development expenses for the year ended December 31, 2006 are net of $22.9 million and $10.2 million of costs reimbursed by Novartis and GSK respectively, and $4.8 million of cost reimbursement from CoGenesys.

We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development costs.

Our research costs amounted to $34.0 million for the year ended December 31, 2007 as compared to $20.0 million for the year ended December 31, 2006. This increase is due to the $16.9 million paid to Aegera in connection with our licensing and collaboration agreement and purchase price premium. Our research costs for the years ended December 31, 2007 and 2006 are net of $3.0 million and $1.4 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $30.5 million for the year ended December 31, 2007 from $32.0 million for the year ended December 31, 2006. This decrease is primarily due to cost reimbursement under our collaboration agreements and reduced activity in this area for our ABthrax program. Pharmaceutical sciences costs for the years ended December 31, 2007 and 2006 are net of $4.8 million and $4.1 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

Results of Operations (continued)

Years Ended December 31, 2007 and 2006 (continued)

Our manufacturing costs decreased to $72.8 million for the year ended December 31, 2007 from $85.6 million for the year ended December 31, 2006. This decrease is primarily due to cost reimbursement under our collaboration agreements and reduced non-project activities, partially offset by increased production activities for HGS-ETR1 and HGS-ETR2. Our manufacturing costs for the years ended December 31, 2007 and 2006 are net of $15.1 million and $7.9 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

Our clinical development costs increased to $108.5 million for the year ended December 31, 2007 from $71.6 million for the year ended December 31, 2006. The increase is primarily due to costs associated with the complete enrollment of Phase 3 trials for Albuferon and ongoing enrollment of Phase 3 trials for LymphoStat-B. These Phase 3 trials were just starting at the end of 2006, therefore minimal expenses were incurred in 2006 compared to 2007. Our clinical development costs for the years ended December 31, 2007 and 2006 are net of $62.9 million and $19.7 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements, which began in mid-2006.

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

General and administrative expenses increased to $55.9 million for the year ended December 31, 2007 from $53.1 million for the year ended December 31, 2006. This increase is primarily due to increased legal expenses associated with patent proceedings for certain of our products, partially offset by lower stock-based compensation expense.

Lease termination and restructuring credits in 2007 related to the reversal of a liability and the recording of a gain aggregating $3.7 million in connection with the purchase and sale of a small laboratory and office building. The lease termination and restructuring charges of $29.5 million for the year ended December 31, 2006 consist of a lease termination charge of $16.8 million related primarily to the BioMed financing and exit and impairment charges of approximately $12.7 million related to space no longer in use at our headquarters location and a small laboratory building. See Note N, Facility-Related Exit Costs and Other Restructuring Charges, of the Notes to the Consolidated Financial Statements for additional discussion.

Investment income increased to $33.0 million for the year ended December 31, 2007 from $27.1 million for the year ended December 31, 2006. The increase is primarily due to higher interest rates in our portfolio, partially offset by lower average balances of cash, short-term investments and marketable securities. Investment income also includes realized net gains on our short-term investments, marketable securities and restricted investments of $0.1 million for the year ended December 31, 2007 as compared to net losses of $0.7 million for the year ended December 31, 2006. The yield on our investments was approximately 4.8% for the year ended December 31, 2007, as compared to approximately 3.9% for the year ended December 31, 2006. We believe investment income will be lower in 2008 as a result of lower average balances than 2007 and potentially lower interest rates.

Interest expense increased to $39.3 million for the year ended December 31, 2007 compared to $27.0 million for the year ended December 31, 2006, primarily due to interest expense on the debt associated with the sale and leaseback of the LSM facility to BioMed. Interest expense for the year ended December 31, 2006 is net of interest capitalized of $2.5 million, in connection with the construction of our LSM facility. No interest expense was capitalized in the third and fourth quarters of 2006 as we placed the LSM facility in service and ceased capitalization of interest at the end of the second quarter. Interest expense, before capitalized interest, was $29.5 million for the year ended December 31, 2006.

Results of Operations (continued)

Years Ended December 31, 2007 and 2006 (continued)

During 2007, we had no gains on sale of equity investments. During 2006 we recognized a gain on sale of investment of $14.8 million related to the sale of our remaining equity interest in Cambridge Antibody Technology Ltd. (“CAT”), a long-term investment, for net proceeds of $24.1 million compared to a cost basis of $9.3 million.

Net Income (Loss).  We recorded a net loss of $262.4 million, or $1.95 per share, for the year ended December 31, 2007, compared to a net loss of $251.2 million, or $1.91 per share, for the year ended December 31, 2006. The increased loss for 2007 compared to 2006 is primarily due to increased clinical development costs related to our Phase 3 programs, increased research costs related to our license agreement with Aegera and increased interest expense, partially offset by increased revenue and a decrease in lease termination and restructuring charges.

Years Ended December 31, 2006 and 2005

Revenues.  We had revenues of $25.8 million and $19.1 million for the years ended December 31, 2006 and 2005, respectively. Revenues for the year ended December 31, 2006 consisted primarily of $12.4 million in revenue recognized from GSK, consisting of $7.7 million related to Syncria, including a $6.0 million milestone received and recognized, $2.7 million related to straight-line recognition of up-front license fees for LymphoStat-B, and $2.0 million related to milestones met for two other products under GSK development, revenue recognized from Novartis of $7.1 million for the straight-line recognition of up-front license fees and a milestone reached in 2006 for Albuferon, revenue recognized from Transgene of $2.6 million and revenue recognized from CoGenesys, a related party, of $1.9 million.

The 2005 revenues of $19.1 million consisted primarily of the recognition of $12.0 million of milestone payments from GSK related to Syncria and the recognition of $2.6 million from our collaboration with Transgene. Effective with the sale of our investment in Transgene in 2005, Transgene is no longer a related party. For the year ended December 31, 2005, revenue from Transgene of $1.9 million is considered to be related party revenue.

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

Results of Operations (continued)

Years Ended December 31, 2006 and 2005 (continued)

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

Our clinical development costs decreased to $71.6 million for the year ended December 31, 2006 from $83.1 million for the year ended December 31, 2005. This decrease is primarily due to a decline in Phase 2 trial activity for the LymphoStat-B and Albuferon studies, HGS-ETR1 and collaborative cost reimbursements, partially offset by stock-based compensation expense of $7.0 million recognized for the year ended December 31, 2006. Our clinical development costs for the year ended December 31, 2006 are net of $19.7 million of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

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

The headquarters-related exit and impairment charges are based upon our determination that we could meet our clinical drug manufacturing requirements for the foreseeable future within our LSM and small-scale manufacturing facilities. As a result, we exited certain clinical manufacturing space at our headquarters facility during 2006 and recorded exit and impairment charges of approximately $9.2 million. We recorded additional exit and impairment charges of approximately $3.5 million related to the consolidation during 2006 of a small laboratory building into our headquarters and LSM. No facility-related charges were incurred in 2005. See Note N, Facility-Related Exit Costs and Other Restructuring Charges, of the Notes to the Consolidated Financial Statements for additional discussion.

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

Results of Operations (continued)

Years Ended December 31, 2006 and 2005 (continued)

Interest expense increased to $27.0 million for the year ended December 31, 2006 compared to $12.1 million for the year ended December 31, 2005, primarily due to interest expense on the debt associated with the sale and leaseback of the LSM facility to BioMed. We sold the LSM facility to BioMed during the second quarter of 2006 in a sale-leaseback transaction that was recorded as a financing transaction for accounting purposes, resulting in additional debt being recorded at the time of sale. Interest expense for the years ended December 31, 2006 and 2005 is net of interest capitalized of $2.5 million and $5.8 million respectively, in connection with the construction of our LSM facility. No interest expense was capitalized in the third and fourth quarters of 2006 as we placed the LSM facility in service and ceased capitalization of interest at the end of the second quarter. Interest expense, before capitalized interest, was $29.5 million and $17.9 million for the years ended December 31, 2006 and 2005, respectively.

The gain on sale of investment of $14.8 million during 2006 relates to the sale of our remaining equity interest in CAT, a long-term investment, for net proceeds of $24.1 million compared to a cost basis of $9.3 million.

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

Net Income (Loss).  We recorded a net loss of $251.2 million, or $1.91 per share, for the year ended December 31, 2006, compared to a net loss of $239.4 million, or $1.83 per share, for the year ended December 31, 2005. The increased loss for 2006 compared to 2005 is primarily due to lease termination and impairment charges of $29.5 million, or $0.23 per share, increased interest expense of $14.9 million, or $0.11 per share, arising primarily from the debt associated with the BioMed transaction, the recognition of $26.1 million, or $0.20 per share, of stock-based compensation expense related to employee stock options, which arose in connection with the adoption of SFAS No. 123(R) effective January 1, 2006, partially offset by the $14.8 million, or $0.11 per share, gain from the sale of our investment in CAT and decreased research and development activities arising from the sale of our CoGenesys division. The net loss for the year ended December 31, 2005 included a non-cash stock option modification charge of $7.0 million or $0.05 per share, related to the departure of two senior executives.

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

Liquidity and Capital Resources

We had working capital of $47.0 million at December 31, 2007 as compared to $300.1 million at December 31, 2006. The decrease in working capital is primarily due to the use of working capital to fund our operations, payment to Aegera for the up-front fee under a license agreement and equity purchase totaling $20.0 million and an increase in our accrued expenses related to clinical trials.

We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on clinical trials and manufacturing required for the development of our active product candidates. In the event our working capital needs for 2008 exceed our available working capital, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. We may continue to improve our working capital position during 2008 through the receipt of collaboration fees or financing activities. In February 2008, Teva Pharmaceuticals Industries, Ltd. (“Teva”) acquired all the outstanding shares of CoGenesys. We will receive a total of approximately $52.6 million, of which approximately $47.3 million was received in February 2008, from our investment in CoGenesys. We will be evaluating our working capital position on a continual basis.

Liquidity and Capital Resources (continued)

The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We have initiated two Phase 3 trials, and have several ongoing Phase 1 and Phase 2 trials and expect to initiate additional trials in the future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase 1, Phase 2 and Phase 3 trials could span one year, one to two years and two to four years, respectively. Some trials may take considerably longer to complete.

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

Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of
		December 31,(2)
Product Candidate(1)	Indication	2007	2006	2005

ACTIVE CANDIDATES:
Albuferon	Hepatitis C	Phase 3	Phase 3	Phase 2
LymphoStat-B	Systemic Lupus Erythematosus	Phase 3	Phase 2(3)	Phase 2
LymphoStat-B	Rheumatoid Arthritis	Phase 2(4)	Phase 2(4)	Phase 2
HGS-ETR1	Cancer	Phase 2	Phase 2	Phase 2
HGS-ETR2	Cancer	Phase 1	Phase 1	Phase 1
CCR5 mAb	HIV	(5)	(5)	Phase 1
ABthrax	Anthrax	(6)	(6)	(6)
HGS1029	Cancer	(7)	—	—
INACTIVE CANDIDATES:
HGS-TR2J	Cancer	(8)	Phase 1(8)	Phase 1
LymphoRad131	Cancer	(9)	(9)	(9)

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Initial Phase 2 trial completed and Phase 3 enrollment initiated in 2006; patient dosing began in 2007.

(4)	Initial Phase 2 trial completed; extension safety study ongoing.

(5)	Initial Phase 1 trial completed, further development under review.

(6)	U.S. Government executed the second phase of the contract in 2006, placing an order for 20,001 doses of ABthrax. In addition, clinical development and manufacturing activities are in progress. As of December 31, 2005, only the first phase of the contract (comparative testing) had been executed.

(7)	IND filed in December 2007 with respect to HGS1029 (formerly AEG40826).

(8)	Clinical development suspended in 2006.

(9)	Clinical development discontinued in 2005.

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

Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize Albuferon. Under this agreement, we will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We and Novartis share equally in development costs. We are entitled to receive milestones aggregating approximately $507.5 million, including a non-refundable up-front license fee of $45.0 million, which we received in 2006. As of December 31, 2007, we have earned and received milestones aggregating $132.5 million including the up-front fee. We are recognizing these milestones as revenue ratably over the estimated remaining development period. In 2006, we entered into a collaboration agreement with GSK with respect to LymphoStat-B and received a payment of $24.0 million. We and GSK share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. During 2007, we recorded approximately $85.8 million of reimbursable expenses from Novartis and GSK with respect to our cost sharing agreements. We have incurred certain expenses that may not be reimbursable under the cost sharing agreements, and accordingly, have recorded the cost sharing benefit in our financial statements as of December 31, 2007 net of a reserve of $3.5 million for those costs that may not be reimbursed.

We have other collaborators who have sole responsibility for product development. For example, GSK is developing other products under separate agreements as part of our overall relationship with them. We have no control over the progress of GSK’s development plans. While we have recorded $6.0 million in revenue from GSK in connection with a development milestone met by GSK during 2006 relating to our 2004 agreement with GSK for Syncria, we cannot forecast with any degree of certainty the likelihood of receiving future milestone or royalty payments under these agreements. We cannot forecast with any degree of certainty what impact GSK’s decision to jointly develop and commercialize HGS-ETR1 will have on our development costs, in part because a joint development agreement must first be concluded. We also cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development efforts and therefore, our capital and liquidity requirements.

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

Liquidity and Capital Resources (continued)

subordinated debt during 2005. We may undertake other financings and may further repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.

We have certain contractual obligations which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets. Debt associated with the sale and accompanying leaseback of our LSM facility to BioMed in 2006 is recorded on our balance sheet as of December 31, 2007 and 2006. Under the LSM lease, we have an option to purchase the property between 2008 and 2010 at prices ranging between approximately $241.8 million and $269.5 million, depending upon when we exercise this option. We have an option to purchase the Traville facility in 2016 for $303.0 million.

Our contractual obligations as of December 31, 2007 are summarized as follows:

	Payments Due by Period
		One Year	Two to	Four to	After
	Total	or Less	Three Years	Five Years	Five Years
	(dollars in millions)

Contractual Obligations
Long-term debt — convertible notes(1)	$561.1	$11.4	$23.0	$526.7	$—
Long term lease commitment — BioMed(2)	518.7	23.6	48.6	50.5	396.0
Operating leases(3)	422.5	22.2	44.7	44.4	311.2
Unconditional purchase obligations(4)	2.8	2.8	—	—	—
Other long-term liabilities reflected on our balance sheets(5)	—	—	—	—	—

Total contractual cash obligations(6)	$1,505.1	$60.0	$116.3	$621.6	$707.2

(1)	Contractual interest obligations related to our convertible subordinated notes included above total $51.1 million as of December 31, 2007. Contractual interest obligations of $11.4 million, $23.0 million and $16.7 million are due in one year or less, two to three years and four to five years, respectively.

(2)	Contractual interest obligations related to BioMed are included above and aggregate $465.7 million as of December 31, 2007. Contractual interest obligations of $23.6 million, $48.6 million, $50.5 million and $343.0 million are due in one year or less, two to three years, four to five years and after five years, respectively.

(3)	Includes Traville headquarters operating lease with BioMed with aggregate payments of $378.1 million. Lease payments of $17.2 million, $35.4 million, $36.8 million, and $288.7 million are due in one year or less, two to three years, four to five years and after five years, respectively. The operating lease obligations shown above are the gross amounts, not considering sublease income. Contractual sublease income of $4.5 million, $9.2 million and $4.3 million is due in one year or less, two to three years and four to five years, respectively. Certain of our operating leases contain financial covenants with respect to minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. During 2007, we amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. We also pledged additional collateral of approximately $8.6 million to certain lessors to satisfy the minimum net worth covenant associated with certain other leases.

(4)	Our unconditional purchase obligations relate to commitments for capital expenditures.

(5)	In the event we reach certain development milestones for Albuferon, LymphoStat-B and ABthrax, such as successful completion of Phase 3 trials or regulatory approval, we would be obligated to make payments of up to $13.0 million over the next five years, including $1.5 million in 2008. In the event we reach certain development milestones related to HGS1029, we would be obligated to pay up to $205.0 million, including

Liquidity and Capital Resources (continued)

$5.0 million in 2008. Our other products are in either Phase 1 or Phase 2 and would also obligate us to make certain milestone payments should they reach Phase 3 or regulatory approval. These other payments could result in aggregate milestone payments of $21.0 million. Because we cannot forecast with any degree of certainty whether any of our products will reach these milestones, we have excluded these amounts and any royalty payments from the above table.

(6)	For additional discussion of our debt obligations and lease commitments, see Note I, Long-Term Debt and Note J, Commitments and Other Matters, of the Notes to the Consolidated Financial Statements.

As of December 31, 2007, we had net operating loss carry forwards for federal income tax purposes of approximately $1.7 billion, which expire, if unused, on December 31, 2027. We also have available research and development tax credit and other tax credit carry forwards of approximately $30.2 million, the majority of which will expire, if unused, on December 31, 2027.

Our unrestricted and restricted funds may be invested in U.S. Treasury securities, government agency obligations, high-grade debt securities and various money market instruments rated “A−” or better. Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

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

Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3.8 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions in 2009, which could in turn affect our rent and the level of our restricted investments. We have restricted investments of approximately $15.0 million and $13.5 million as of December 31, 2007 and December 31, 2006, respectively, and are now required to maintain restricted investments of $15.0 million which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $40.0 million in 2008 to approximately $21.0 million in 2019.

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

We do not have operations of a material nature that are subject to risks of foreign currency fluctuations. We do, however, have certain aspects of our global clinical studies that are subject to risks of foreign currency fluctuations. We do not use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government agency obligations, high-grade debt having at least an “A−” rating and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 18 months, significantly decreases the risk of a material loss caused by a market change.

We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $8.9 million, or approximately 1.47% of the aggregate fair value of $603.8 million, at December 31, 2007. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates or general market conditions related to our investment securities held as of December 31, 2007. We believe that any market change related to our investment securities held as of December 31, 2007 is not material to our consolidated financial statements. As of December 31, 2007, the yield on comparable two-year investments was approximately 3.0%, as compared to our current portfolio yield of approximately 4.9%. However, given the short-term nature of these securities, a general decline in interest rates will adversely affect the interest earned from our portfolio as securities mature and are replaced with securities having a lower interest rate.

We have equity investments in CoGenesys, Aegera and VIA Pharmaceuticals, Inc. (“VIA”) (formerly Corautus Genetics Inc.). As of December 31, 2007, the estimated fair value of our equity investment in VIA was approximately $0.3 million. We account for the VIA investment as “available for sale” and have a corresponding unrealized gain on our balance sheet of an amount equal to the VIA market value. Accordingly, any write-down of our investment balance for VIA will be fully offset by the unrealized gain. Our investment in VIA is subject to equity market risk. Because CoGenesys and Aegera are privately-held entities, we are unable to obtain a quoted market price with respect to the fair value of these investments. We carry the CoGenesys investment at its cost of $14.8 million. We paid $5.0 million for the Aegera investment, but recorded and carry the investment at $3.1 million based on the value per share obtained by Aegera through external financing during 2007. We review the carrying value of the CoGenesys and Aegera investments on a periodic basis for indicators of impairment, and adjust the values accordingly.

As a result of terminating the Traville lease, the amount of investments that we are required to restrict has declined significantly. The facility leases we entered into with BioMed during 2006 require us to maintain minimum levels of restricted investments of approximately $46.0 million, or $39.5 million if in the form of cash, as collateral for these facilities. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, and our additional collateral for one of our operating leases, our overall level of restricted investments will be approximately $70.0 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment.

Our convertible subordinated notes bear interest at fixed rates. As a result, our interest expense on these notes is not affected by changes in interest rates.

During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”) that is managing our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks to be immaterial to our operations as a whole. During 2005, we established a wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) that is sponsoring our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks with respect to HGS Pacific.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 — F-38.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2007, and has concluded that there was no change that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

Management Report on Internal Control over Financial Reporting (continued)

Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on internal control over financial reporting which follows herein.

ITEM 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland

We have audited Human Genome Sciences Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Human Genome Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Human Genome Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 22, 2008

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2008 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the information concerning executive compensation to be contained in the 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate herein by reference the information concerning the CoGenesys transaction set forth in Note O to our consolidated financial statements. We incorporate herein by reference the information concerning certain other relationships and related transactions to be contained in the 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate herein by reference the information concerning principal accountant fees and services to be contained in the 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Index to Consolidated Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules are omitted because they are not required.

(3) Exhibits

Exhibit
No.

3.1*	Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993, Exhibit 3.3 to the Form 10-K for the fiscal year ended December 31, 1997, Exhibit 3.1 to the Form 8-K filed December 16, 1999 and Exhibit 3.1 to the Form 10-Q filed July 31, 2001).
3.2*	By-laws of the Registrant (Filed as Exhibit 3.1 to the Registrant’s Form 8-K filed October 18, 2006).
4.1*	Form of Common Stock Certificate (Filed as Exhibit 4.1 to the Registrant’s Form S-3 Registration Statement, as amended (Commission File No. 333-45272), filed September 6, 2000).
4.2*	Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of May 20, 1998 (Filed as Exhibit 4 to the Registrant’s Form 8-K filed May 28, 1998).
4.3*	Indenture dated as of October 4, 2004 between the Registrant and The Bank of New York, as trustee, including the form of 2 1/4% Convertible Subordinated Notes due 2011 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed October 4, 2004).
4.4*	Indenture dated as of August 9, 2005 between the Registrant and The Bank of New York, as trustee, including the form of 2 1/4% Convertible Subordinated Notes due 2012 (Filed as Exhibit 4.1 to the Registrant’s 8-K filed August 9, 2005).
4.5*	Registration Rights Agreement dated as of August 9, 2005 by and among the Registrant and the Initial Purchasers named therein (Filed as Exhibit 4.2 to the Registrant’s Form 8-K filed August 9, 2005).
10.1*	Employment Agreement, dated November 21, 2004, with H. Thomas Watkins (Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed November 23, 2004).
10.2*	First Amendment to the Employment Agreement by and between Human Genome Sciences, Inc. and H. Thomas Watkins (Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed December 20, 2007).
10.3*	Form of Executive Agreement (Filed as Exhibit 10.3 to the Registrant’s Form 8-K filed December 20, 2007).
10.5*	Human Genome Sciences, Inc. Discretionary Bonus Policy (Filed as Exhibit 10.4 to the Registrant’s Form 8-K filed December 20, 2007).
10.6*	Form of Stock Unit Grant Agreement under the Non-Employee Director Equity Compensation Plan (Filed as Exhibit 10.5 to the Registrant’s Form 8-K filed December 20, 2007).

Exhibit
No.

10.7*	2000 Stock Incentive Plan, as amended (Filed as Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2001 and Annexes A and B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 16, 2004).
10.8*	Amended and Restated 2000 Employee Stock Purchase Plan dated May 2, 2007 (Filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 21, 2007).
10.9*	Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc., dated December 1, 1997 (Filed as Exhibit 10.67 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997).
10.10*	Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc. dated December 1, 1999 (Filed as Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999).
10.11*	Omnibus Agreement between Maryland Economic Development Corporation, Wells Fargo Bank Northwest, National Association, Human Genome Sciences, Inc., Allfirst Bank, a division of M&T Bank and the other parties named therein dated June 26, 2003 (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 11, 2003).
10.12*	Lease Agreement between Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated October 25, 2001 (Filed as Exhibit 10.22 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and amended by Exhibit 10.15 hereto).
10.13*	Cash Collateral Pledge Agreement between Human Genome Sciences, Inc., Allfirst Bank and Allfirst Trust Company National Association dated October 25, 2001 (Filed as Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.14*	Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001 (Filed as Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and amended by Exhibit 10.15 hereto).
10.15*	Amendment No. 1 dated March 29, 2002 to Lease Agreement between Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated October 25, 2001 (Filed as Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.16*	Amendment No. 1 dated March 29, 2002 to Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001 (Filed as Exhibit 10.26 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.17*	Form of Restricted Stock Agreement (Filed as Exhibit 10.20 to the Registrant’s Form 10-Q filed August 1, 2005).
10.18*	Purchase Agreement dated as of August 4, 2005 by and among the Registrant and the Initial Purchasers named therein (Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed August 9, 2005).
10.19*†	Asset Purchase Agreement dated as of December 12, 2005 by and between TriGenesys, Inc and the Registrant (Filed as Exhibit 10.22 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005).
10.20*†	Co-development and Commercialization Agreement between Novartis International Pharmaceutical Ltd. and Human Genome Sciences, Inc., dated June 5, 2006 (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 9, 2006).
10.21*	Purchase and Sale Agreement between BioMed Realty, L.P. and Human Genome Sciences, Inc., dated May 2, 2006 (Filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 9, 2006).
10.22*	Lease Agreement between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc., dated May 24, 2006 (Filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 9, 2006).
10.23*	Lease Agreement between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc., dated May 24, 2006 (Filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed August 9, 2006).
10.24*†	Solicitation (as amended) and Modification of Contract awarded by the Department of Health and Human Services to Human Genome Sciences, Inc. dated June 24, 2006 (Filed as Exhibit 10.5 to the Registrant’s Amended Form 10-Q filed September 27, 2007).

Exhibit
No.

12.1	Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated by reference.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

By: /s/ H. Thomas Watkins
H. Thomas Watkins
President and Chief Executive Officer

Dated: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ H. Thomas Watkins H. Thomas Watkins	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2008

/s/ Timothy C. Barabe Timothy C. Barabe	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2008

/s/ Argeris N. Karabelas, Ph.D. Argeris N. Karabelas, Ph.D.	Chairman of the Board	February 26, 2008

/s/ Richard J. Danzig Richard J. Danzig	Director	February 26, 2008

/s/ Jürgen Drews, M.D. Jürgen Drews, M.D.	Director	February 26, 2008

/s/ Maxine Gowen, Ph.D. Maxine Gowen, Ph.D.	Director	February 26, 2008

/s/ Tuan Ha-Ngoc Tuan Ha-Ngoc	Director	February 26, 2008

/s/ Augustine Lawlor Augustine Lawlor	Director	February 26, 2008

/s/ Max Link, Ph.D. Max Link, Ph.D.	Director	February 26, 2008

/s/ Robert C. Young, M.D. Robert C. Young, M.D.	Director	February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Human Genome Sciences, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Human Genome Sciences, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note M to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions. As discussed in Note B to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Human Genome Sciences, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 22, 2008

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(dollars in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$34,815	$96,942
Short-term investments	93,952	226,475
Collaboration receivables	38,672	64,479
Prepaid expenses and other current assets	5,687	4,153

Total current assets	173,126	392,049
Marketable securities	404,142	378,502
Long-term equity investments	18,245	15,437
Property, plant and equipment (net of accumulated depreciation and amortization)	268,804	285,177
Restricted investments	70,931	61,165
Other assets	13,857	17,338

TOTAL ASSETS	$949,105	$1,149,668

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$62,876	$36,959
Accrued payroll and related taxes	14,448	15,378
Accrued exit and restructuring expenses	3,627	4,243
Deferred revenues	45,219	35,371

Total current liabilities	126,170	91,951
Long-term debt	754,099	751,526
Deferred revenues, net of current portion	73,049	83,530
Accrued exit and restructuring expenses, net of current portion	3,017	6,111
Other liabilities	4,672	2,627

Total liabilities	961,007	935,745

Stockholders’ equity (deficit):
Preferred stock — $0.01 par value; shares authorized — 20,000,000; no shares issued or outstanding	—	—
Common stock — $0.01 par value; shares authorized — 400,000,000; shares issued and outstanding of 134,936,512 and 133,820,053 at December 31, 2007 and 2006, respectively	1,349	1,338
Additional paid-in capital	1,866,426	1,836,560
Accumulated other comprehensive income (loss)	3,152	(3,594)
Accumulated deficit	(1,882,829)	(1,620,381)

Total stockholders’ equity (deficit)	(11,902)	213,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$949,105	$1,149,668

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands, except share and per share amounts)

Revenue — research and development contracts	$41,851	$25,755	$19,113

Costs and expenses:
Research and development	245,745	209,242	228,717
General and administrative	55,874	53,101	42,066
Lease termination and restructuring charges (credits)	(3,673)	29,510	—

Total costs and expenses	297,946	291,853	270,783

Income (loss) from operations	(256,095)	(266,098)	(251,670)
Investment income	32,988	27,131	24,218
Interest expense	(39,341)	(26,965)	(12,085)
Gain on sale of equity investments	—	14,759	1,302
Loss on extinguishment of debt	—	—	(1,204)

Income (loss) before taxes	(262,448)	(251,173)	(239,439)
Provision for income taxes	—	—	—

Net income (loss)	$(262,448)	$(251,173)	$(239,439)

Basic and diluted net income (loss) per share	$(1.95)	$(1.91)	$(1.83)

Weighted average shares of common stock outstanding, basic and diluted	134,333,418	131,815,414	130,772,233

The accompanying Notes to Consolidated Financial Statements are an integral part hereof. Research and development costs include stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), of $13,278 and $16,337 for the years ended December 31, 2007 and 2006, respectively. General and administrative costs include stock-based compensation expense recognized under SFAS No. 123(R) of $8,413 and $10,270 for the years ended December 31, 2007 and 2006, respectively. There was no stock-based compensation expense related to employee stock options included in net income (loss) for the year ended December 31, 2005 because the Company did not adopt the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), but rather used the alternative intrinsic value method.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(dollars in thousands, except share amounts)

Balance — December 31, 2004	130,527,029	$1,305	$1,775,005	$9,506	$(1,129,769)	$656,047
Comprehensive income (loss):
Net loss	—	—	—	—	(239,439)	(239,439)
Unrealized loss on investments	—	—	—	(11,177)	—	(11,177)
Cumulative translation adjustment	—	—	—	(14)	—	(14)

Comprehensive loss						(250,630)
Shares of common stock issued pursuant to stock-based compensation plans	522,769	5	4,436	—	—	4,441
Stock option modification expense	—	—	7,108	—	—	7,108

Balance — December 31, 2005	131,049,798	1,310	1,786,549	(1,685)	(1,369,208)	416,966
Comprehensive income (loss):
Net loss	—	—	—	—	(251,173)	(251,173)
Unrealized loss on investments	—	—	—	(1,927)	—	(1,927)
Cumulative translation adjustment	—	—	—	18	—	18

Comprehensive loss						(253,082)
Shares of common stock issued pursuant to stock-based compensation plans	2,770,255	28	23,405	—	—	23,433
Stock-based compensation expense	—	—	26,606	—	—	26,606

Balance — December 31, 2006	133,820,053	1,338	1,836,560	(3,594)	(1,620,381)	213,923
Comprehensive income (loss):
Net loss	—	—	—	—	(262,448)	(262,448)
Unrealized gain on investments	—	—	—	6,724	—	6,724
Cumulative translation adjustment	—	—	—	22	—	22

Comprehensive loss						(255,702)
Shares of common stock issued pursuant to stock-based compensation plans	1,116,459	11	8,175	—	—	8,186
Stock-based compensation expense	—	—	21,691	—	—	21,691

Balance — December 31, 2007	134,936,512	$1,349	$1,866,426	$3,152	$(1,882,829)	$(11,902)

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(262,448)	$(251,173)	$(239,439)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation or modification expense	21,691	26,606	7,108
Depreciation and amortization	22,114	20,105	18,447
Charge (credit) for lease termination and restructuring	(1,969)	28,953	—
Gain on sale of building	(1,704)	—	—
Gain on sale of long-term equity investments	—	(14,759)	(1,302)
Accrued interest on short-term investments, marketable securities and restricted investments	(4,631)	(5,607)	(1,582)
Non-cash expense and other	2,995	5,307	3,144
Non-cash reimbursement of CoGenesys expenses	—	(4,818)	—
Changes in operating assets and liabilities:
Collaboration receivables	25,807	(16,279)	47
Prepaid expenses and other assets	(366)	5,292	3,841
Accounts payable and accrued expenses	25,770	9,281	(2,154)
Accrued payroll and related taxes	(930)	1,539	8,101
Accrued exit and restructuring expenses	(2,376)	(5,006)	(4,144)
Deferred revenues	(633)	54,591	(3,284)
Other liabilities	2,021	(1,162)	(4,056)

Net cash used in operating activities	(174,659)	(147,130)	(215,273)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(160,379)	(538,314)	(253,952)
Proceeds from sale and maturities of short-term investments and marketable securities	278,031	504,970	548,936
Capital expenditures — property, plant and equipment	(3,042)	(9,719)	(90,247)
Purchase of building, net of transaction costs	(13,120)	—	—
Proceeds from sale of building, net of transaction costs	14,824	—	—
Purchase of long-term equity investment	(3,148)	—	—
Proceeds from sale of long-term equity investments	—	24,127	4,600
Capitalized interest	—	(2,527)	(5,764)

Net cash provided by (used in) investing activities	113,166	(21,463)	203,573

Cash flows from financing activities:
Payments on long-term debt	—	(3,120)	(221,067)
Proceeds from sale and maturities of restricted investments	17,857	57,670	288,626
Purchase of restricted investments	(26,642)	(44,968)	(295,441)
Proceeds from issuance of common stock	8,151	23,433	4,443
Proceeds from sale-leaseback of property, plant and equipment	—	220,252	—
Proceeds from issuance of long-term debt	—	—	223,332

Net cash provided by (used in) financing activities	(634)	253,267	(107)

Net increase (decrease) in cash and cash equivalents	(62,127)	84,674	(11,807)
Cash and cash equivalents — beginning of year	96,942	12,268	24,075

Cash and cash equivalents — end of year	$34,815	$96,942	$12,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)

Cash paid during the year for:
Interest	$34,319	$25,540	$17,570
Income taxes	$—	$—	$—

During the year ended December 31, 2007, the Company recorded non-cash accretion of $653 related to its exit and restructuring accrual for a laboratory facility (the “Quality Building”) and certain Traville headquarters space.

During the year ended December 31, 2007, the Company completed a purchase and sale of the Quality Building and has no further obligations with respect to this space. Accordingly, the Company recorded a non-cash reversal of the lease termination liability for the Quality Building of $1,969. See Note N, Facility-Related Exit Costs and Other Restructuring Charges for additional discussion.

During the years ended December 31, 2007 and 2006, long-term debt increased as a result of non-cash accretion with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $2,573 and $1,526, respectively. Because the debt payments are less than the amount of calculated interest expense for the first nine years of the leases, the debt balance will increase during this period.

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

During the year ended December 31, 2006, the Company obtained equity in CoGenesys, Inc. (“CoGenesys”) with a value of $10,000 in exchange for an intellectual property license, equipment, and assumed liabilities. The Company obtained additional equity in CoGenesys with a value of $4,818 as reimbursement of research and development expenses incurred during 2006.

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

Human Genome Sciences, Inc. (the “Company”) was incorporated and commenced operations on June 26, 1992. The Company is a commercially focused biopharmaceutical company with three products in late-stage clinical development. The Company also has a pipeline of novel compounds in earlier stages of clinical development in oncology, immunology and infectious disease. Additional products are in clinical development by companies with which the Company is collaborating. The Company’s mission is to apply great science and great medicine to bring innovative drugs to patients with unmet medical needs.

The Company has developed and continues to enhance the resources necessary to achieve its goal of becoming a fully integrated global biopharmaceutical company. The Company has expanded its manufacturing facilities to allow it to produce larger quantities of therapeutic protein and antibody drugs for clinical development and for initial commercial activity. The Company completed construction and validation of a large-scale manufacturing facility and placed the facility into operational service in 2006. The Company is strengthening its commercial operations staff, and its intent is to add marketing and sales staff as needed as the Company’s products approach commercialization.

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

Investment Risk

The Company has invested its cash in obligations of the U.S. Government, government agencies and in high-grade debt securities and various money market instruments. The Company’s investment policy limits investments to certain types of instruments issued by institutions with credit ratings of “A−” or better, and places restrictions on maturities and concentrations in certain industries and by issuer.

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

Impairment of Long-Lived Assets

Periodically, the Company evaluates whether any property and equipment or any other assets have been impaired based on the criteria established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2006 the Company recorded an impairment charge relating to certain equipment and leasehold improvements. See Note N, Facility-Related Exit Costs and Other Restructuring Charges, for additional discussion.

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

Fair Value of Financial Instruments (continued)

The carrying amounts of the Company’s investments in the consolidated balance sheets at December 31, 2007 and 2006 approximate their respective fair values. The fair value of the Company’s investments is based on quoted market prices, except for two privately-held equity investments for which fair value information is not readily available. With respect to the CoGenesys investment, one of the Company’s privately-held equity investments, CoGenesys was acquired subsequent to December 31, 2007. See Note O, CoGenesys, for additional discussion.

The fair value of the Company’s convertible debt is based on quoted market prices. The fair value of the Company’s other debt is based on a discounted cash flow analysis. The fair value at December 31, 2007 approximates the carrying value reflected on the consolidated balance sheet. See Note I, Long-Term Debt, for additional discussion.

Leases

The Company accounts for its leases under SFAS No. 13, Accounting for Leases, and other related guidance. The Company has a number of operating leases and has entered into sale-leaseback transactions for equipment, land and facilities. See Note J, Commitments and Other Matters, for additional discussion.

Stock-Based Compensation

As more fully described in Note K, Stockholders’ Equity, the Company has a stock incentive plan (the “Incentive Plan”) under which options to purchase shares of the Company’s common stock may be granted to employees, consultants and directors with an exercise price no less than the quoted market value on the date of grant. The Incentive Plan also provides for the issuance of non-vested common stock (restricted stock) and other share-based compensation.

Prior to January 1, 2006, the Company accounted for grants under the Incentive Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123. No stock-based compensation expense related to employee stock options was recognized in the consolidated statement of operations for the year ended December 31, 2005 as all options granted under the Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. During the year ended December 31, 2005, the Company recognized stock option modification expense and compensation expense related to restricted stock awards.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective method. Under the modified-prospective method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based awards that were granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for 2005 have not been restated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

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

Stock-Based Compensation (continued)

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005.

Year Ended
December 31,
2005

Net income (loss), as reported	$(239,439)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(51,971)
Add: Stock-based compensation included in net income (loss)	7,108

Pro forma net income (loss)	$(284,302)

Net income (loss) per share:
Basic and diluted — as reported	$(1.83)

Basic and diluted — pro forma	$(2.17)

For the year ended December 31, 2005, diluted net income (loss) per share is the same as basic net income (loss) per share as the inclusion of outstanding stock options and convertible debt would be antidilutive.

Stock-based compensation expense related to employee stock options under SFAS No. 123(R) for the years ended December 31, 2007 and 2006, and the effect of applying the fair value recognition provisions of SFAS No. 123 on the net loss and net loss per share for the year ended December 31, 2005 as stated above, is not necessarily representative of the level of stock-based compensation expense under SFAS No. 123(R) in future years due to, among other things, (1) the vesting period of the stock-based compensation and (2) the number and fair value of additional stock-based grants in future years.

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

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs include salaries and related benefits, outside services, licensing fees or milestones, materials and supplies, building costs and allocations of certain support costs. Research and development direct expenditures were $245,745, $209,242 and $228,717 for 2007, 2006 and 2005, respectively. Reimbursement of research and development expenses received in connection with collaborative cost-sharing agreements is recorded as a reduction of such expenses.

Financing Costs Related to Long-term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt on a straight-line basis which approximates the effective interest method.

Patent Application Costs

Patent application costs are charged to expense as incurred.

Capitalization of Interest

Interest costs associated with the construction of significant facilities are capitalized as part of the cost of the facilities using the Company’s weighted-average borrowing rate. No interest was capitalized in 2007. Capitalized interest costs were $2,527 and $5,764 for 2006 and 2005, respectively.

Net Income (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share, which requires the Company to present basic and diluted earnings per share. The Company’s basic and diluted income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during all periods presented. Options or other awards to acquire stock and shares issuable upon the conversion of the Company’s convertible subordinated debt are excluded from diluted earnings per share calculations for the years ended December 31, 2007, 2006 and 2005 because the effects are anti-dilutive.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains and temporary losses on the Company’s available-for-sale short-term investments, marketable securities and long-term equity investments and the activity for the cumulative translation adjustment to be included in other comprehensive income.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) —	Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss) (continued)

Comprehensive income (loss) amounted to:

	Year Ended December 31,
	2007	2006	2005

Net income (loss)	$(262,448)	$(251,173)	$(239,439)

Net unrealized gains (losses):
Short-term investments and marketable securities	5,959	4,314	(6,197)
Long-term equity investments	(340)	6,254	(3,987)
Restricted investments	1,160	1,626	(1,875)
Foreign currency translation	22	18	(14)

Subtotal	6,801	12,212	(12,073)
Reclassification adjustments for realized (gains) losses included in net loss	(55)	(14,121)	882

Total comprehensive income (loss)	$(255,702)	$(253,082)	$(250,630)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

During 2006, the Company sold its remaining 988,387 shares of Cambridge Antibody Technology (“CAT”), a long-term equity investment, for net proceeds of $24,127, and realized a gain of $14,759.

During 2005, the Company sold its remaining 578,644 shares in Transgene, S.A. (“Transgene”), a long-term equity investment, for net proceeds of $4,600, and a realized gain of $1,302.

Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under most other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except for a limited form of retrospective application for certain financial instruments. The Company adopted the required provisions of SFAS No. 157 as of January 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or liquidity, as investments are carried at quoted market value and debt is carried at face value. The Company will provide additional disclosures as required under SFAS No. 157 regarding the calculation of the fair value of the Company’s BioMed lease commitment.

In 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not intend to adopt SFAS No. 159 for currently recorded financial assets and liabilities. The Company may adopt the provisions of SFAS No. 159 for financial assets and liabilities acquired in the future as allowed by SFAS No. 159.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) —	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In 2007, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. The Company will adopt EITF No. 07-3 as of January 1, 2008 and while it is not expected to have a material impact on its results of operations, liquidity or financial position, it will impact the timing of expenses.

Sources of Supply (continued)

The Company is currently able to obtain its raw materials, supplies and equipment from various sources, and therefore, has no dependence upon a single supplier. No assurance can be given that the Company will be able to continue to obtain commercial quantities at costs that are not economically prohibitive.

Reclassifications

The Company has reclassified certain prior year amounts within the consolidated statements of cash flows to conform to the current year presentation. These reclassifications did not materially affect reported cash flows from operating, investing and financing activities.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) —	Investments

Investments, including accrued interest, at December 31, 2007 and 2006 were as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$2,028	$12	$—	$2,040
Government-sponsored enterprise securities	27,554	1,065	(127)	28,492
Corporate debt securities	64,072	12	(664)	63,420

Subtotal — Short-term investments	93,654	1,089	(791)	93,952

U.S. Treasury and agencies	29,417	689	—	30,106
Government-sponsored enterprise securities	174,937	2,766	(608)	177,095
Corporate debt securities	197,205	1,381	(1,645)	196,941

Subtotal — Marketable securities	401,559	4,836	(2,253)	404,142

Investment in CoGenesys	14,818	—	—	14,818
Investment in Aegera Therapeutics	3,168	—	—	3,168
Investment in VIA Pharmaceuticals	—	259	—	259

Subtotal — Long-term equity investments	17,986	259	—	18,245

Cash and cash equivalents	10,158	—	—	10,158
U.S. Treasury and agencies	7,049	38	—	7,087
Government-sponsored enterprise securities	19,030	51	(51)	19,030
Corporate debt securities	34,732	101	(177)	34,656

Subtotal — Restricted investments	70,969	190	(228)	70,931

Total	$584,168	$6,374	$(3,272)	$587,270

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for Sale	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$2,521	$374	$(9)	$2,886
Government-sponsored enterprise securities	71,724	224	(654)	71,294
Corporate debt securities	153,106	101	(912)	152,295

Subtotal — Short-term investments	227,351	699	(1,575)	226,475

U.S. Treasury and agencies	15,124	—	(375)	14,749
Government-sponsored enterprise securities	165,554	524	(1,432)	164,646
Corporate debt securities	199,986	384	(1,263)	199,107

Subtotal — Marketable securities	380,664	908	(3,070)	378,502

Investment in CoGenesys	14,818	—	—	14,818
Investment in VIA Pharmaceuticals	—	619	—	619

Subtotal — Long-term equity investments	14,818	619	—	15,437

Cash and cash equivalents	1,527	—	—	1,527
U.S. Treasury and agencies	7,049	—	(212)	6,837
Government-sponsored enterprise securities	22,962	14	(503)	22,473
Corporate debt securities	30,812	5	(489)	30,328

Subtotal — Restricted investments	62,350	19	(1,204)	61,165

Total	$685,183	$2,245	$(5,849)	$681,579

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) —	Investments (continued)

The Company’s restricted investments with respect to its headquarters (“Traville”) and large-scale manufacturing (“LSM”) leases and leases for the small-scale manufacturing facility will serve as collateral for a security deposit for the duration of the leases, although the Company has the ability to reduce the restricted investments that are in the form of securities for the Traville and LSM facility leases by substituting cash security deposits.

For the Traville and LSM leases, the Company is required to maintain restricted investments of at least $46,000, or $39,500 if in the form of cash, in order to satisfy the security deposit requirements of these leases. In addition, the Company is also required to maintain $15,000 in restricted investments with respect to leases for its small-scale manufacturing facility. During 2007 the Company pledged collateral of $7,585 to another lessor related to equipment leases. The Company’s restricted investments were $70,931 and $61,165 as of December 31, 2007 and December 31, 2006, respectively.

Short-term investments, Marketable securities and Restricted investments — unrealized losses

The Company’s gross unrealized losses and fair value of investments with unrealized losses were as follows:

	December 31, 2007
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$—	$—	$4,211	$127	$4,211	$127
Corporate debt securities	—	—	57,293	664	57,293	664

Subtotal — Short-term investments	—	—	61,504	791	61,504	791

Government-sponsored enterprise securities	—	—	24,366	608	24,366	608
Corporate debt securities	53,674	1,523	12,498	122	66,172	1,645

Subtotal — Marketable securities	53,674	1,523	36,864	730	90,538	2,253

Government-sponsored enterprise securities	—	—	11,685	51	11,685	51
Corporate debt securities	1,951	29	15,583	148	17,534	177

Subtotal — Restricted investments	1,951	29	27,268	199	29,219	228

Total	$55,625	$1,552	$125,636	$1,720	$181,261	$3,272

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) —	Investments (continued)

Short-term investments, Marketable securities and Restricted investments — unrealized losses (continued)

	December 31, 2006
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$15,110	$240	$19,452	$423	$34,562	$663
Corporate debt securities	51,344	252	84,632	660	135,976	912

Subtotal — Short-term investments	66,454	492	104,084	1,083	170,538	1,575

Government-sponsored enterprise securities	56,585	1,089	20,500	718	77,085	1,807
Corporate debt securities	64,222	456	47,267	807	111,489	1,263

Subtotal — Marketable securities	120,807	1,545	67,767	1,525	188,574	3,070

Government-sponsored enterprise securities	4,888	153	21,599	562	26,487	715
Corporate debt securities	2,608	7	25,632	482	28,240	489

Subtotal — Restricted investments	7,496	160	47,231	1,044	54,727	1,204

Total	$194,757	$2,197	$219,082	$3,652	$413,839	$5,849

The unrealized losses on the Company’s investments were caused by changes in interest rates and general economic conditions. Based on the credit worthiness of the issuers, it is not expected that these securities would be settled at a price less than the amortized cost of the Company’s investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not believe these investments to be other-than-temporarily impaired as of December 31, 2007 and 2006.

The Company owned 191 available-for-sale U.S Treasury obligations, government-sponsored enterprise securities and corporate debt securities at December 31, 2007. Of these 191 securities, 71 had unrealized losses.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) —	Investments (continued)

Other Information

The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investment securities at December 31, 2007:

	Short-term		Marketable		Restricted
	Investments		Securities		Investments
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Maturities	Cost	Value	Cost	Value	Cost	Value

Less than one year	$93,654	$93,952	$—	$—	$13,980	$13,972
Due in year two through year three	—	—	286,129	287,226	46,513	46,422
Due in year four through year five	—	—	115,430	116,916	10,477	10,537
Due after five years	—	—	—	—	—	—

Total	$93,654	$93,952	$401,559	$404,142	$70,970	$70,931

The Company’s short-term investments include mortgage-backed securities with an aggregate cost of $27,930 and an aggregate fair value of $28,214 at December 31, 2007. The Company’s marketable securities include mortgage-backed securities with an aggregate cost of $121,156 and an aggregate fair value of $122,388 at December 31, 2007.

The Company’s restricted investments include mortgage-backed securities with an aggregate cost of $5,899 and an aggregate fair value of $5,893 at December 31, 2007. These securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.

The Company’s net proceeds, realized gains and realized losses from its investments are as follows:

	Year Ended December 31,
	2007	2006	2005

Net proceeds on sale of investments prior to maturity	$123,522	$334,250	$510,800
Realized gains	494	14,888	1,618
Realized losses	(439)	(767)	(2,499)

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

During 2007, 2006 and 2005, the Company recognized interest income of $32,983, $27,316 and $24,277 respectively, in investment income.

(NOTE D) —	Collaborations and U.S. Government Agreement

Principal Agreements

Agreement with Novartis

During 2006, the Company entered into a license agreement with Novartis Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of Albuferon. Under the agreement, the Company and Novartis will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) —	Collaborations and U.S. Government Agreement (continued)

Principal Agreements (continued)

Agreement with Novartis (continued)

Novartis will be responsible for commercialization outside the U.S. and will pay the Company a royalty on those sales. The Company is entitled to receive milestones aggregating approximately $507,500, including a non-refundable up-front license fee. The Company and Novartis will share equally in clinical development costs. The Company is recognizing a 2006 up-front license fee of $45,000 as revenue over the clinical development period, estimated to end in 2010. Including the up-front fee, as of December 31, 2007 the Company has earned and received payments aggregating $132,500. The Company is recognizing these payments as revenue ratably over the estimated remaining development period. The Company recognized revenue of $28,039 and $7,090 in 2007 and 2006, respectively, under this agreement.

Agreements with GlaxoSmithKline (formerly SmithKline Beecham Corporation)

During 2006, the Company entered into a license agreement with GlaxoSmithKline (“GSK”) for the co-development and commercialization of LymphoStat-B arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement, described more fully below. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK will share equally in Phase 3 and 4 development costs, sales and marketing expenses and profits of any product commercialized under the agreement. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and is recognizing this payment as revenue over the remaining clinical development period, estimated to end in 2010. The Company recognized revenue of $6,545 and $2,727 in 2007 and 2006, respectively, relating to this payment.

The LymphoStat-B agreement arises from a 1993 agreement, as amended, in which the Company entered into a collaboration agreement providing GSK a first right to develop and market products in human and animal health care (“GSK Products”), based upon human genes identified by the Company. In June 1996, this agreement was substantially amended (the “1996 GSK Agreement”).

With respect to the Company’s rights under the 1996 GSK Agreement, the Company is entitled to (1) royalties on the net sales of certain GSK Products developed pursuant to the agreement, (2) product development milestones and (3) the option to co-promote up to 20% of any product developed by GSK under the collaboration agreement. If the Company were to exercise its option to co-promote any GSK Products, it would be entitled to receive additional amounts from GSK in proportion to its level of co-promotion. The Company has been informed that GSK is pursuing research programs involving specific genes for the creation of small molecule, protein and antibody drugs. The Company cannot provide any assurance that any of these programs will be continued or result in any approved drugs.

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

In 2004, the Company entered into an agreement with GSK under which GSK acquired exclusive worldwide rights to develop and commercialize Syncria® (formerly Albugon), a drug that had been in late-stage preclinical development by the Company for potential use in the treatment of diabetes. In 2004, the Company received an up-front fee and is recognizing this revenue ratably over the clinical development period, which is estimated to be seven years. With respect to this fee, the Company recognized $741 as revenue each year in the three year period

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) —	Collaborations and U.S. Government Agreement (continued)

Principal Agreements (continued)

Agreements with GlaxoSmithKline (formerly SmithKline Beecham Corporation) (continued)

ended December 31, 2007. In 2006 and 2005, the Company received and recognized as revenue $6,000 and $12,000, respectively, from GSK in connection with development milestones met by GSK during the year. The Company also received and recognized $1,000 as revenue in 2006 in connection with the sale of clinical material to GSK. The Company is also entitled to receive additional milestone payments and royalties under this agreement.

License Agreement and Manufacturing Services Agreement with CoGenesys

In connection with the Company’s 2006 sale of its CoGenesys division, the Company entered into a license agreement, as amended, that provides the Company with various milestone and royalty rights on certain CoGenesys products, the option to reestablish development rights to certain licensed products and the option to have CoGenesys conduct certain drug development activities on the Company’s behalf. CoGenesys can obtain additional product rights by extending the initial seven-year research term upon the payment of additional consideration. In addition, the Company entered into a three-year manufacturing services agreement, as amended, with CoGenesys to provide certain services. The Company allocated, based on estimated fair values, $7,575 of its consideration received to the product license and manufacturing services agreement, which is being recognized ratably over the term of the manufacturing services agreement, as amended. The Company recognized license revenue of $2,525 and $1,473 during the years ended December 31, 2007 and 2006, respectively, and manufacturing services revenue of $278 and $437 during the years ended December 31, 2007 and 2006, respectively relating to these agreements, which represents related party revenue. See Note O, CoGenesys, for additional discussion.

Collaboration reimbursements with respect to Novartis and GSK

The Company’s research and development expenses in 2007 of $245,745 are net of $46,508 and $39,301 of costs reimbursed or to be reimbursed by Novartis and GSK, respectively. Research and development costs of $209,242 in 2006 were net of $22,926 and $10,199 reimbursed by Novartis and GSK, respectively. The Company shares certain research and development costs including personnel costs, outside services, manufacturing, and overhead with Novartis and GSK under cost sharing provisions in the collaboration agreements. See Note E, Collaboration Receivables, for additional discussion.

U.S. Government Agreement

During 2006, the United States Government (“USG”) exercised its option under the second phase of a 2005 contract to purchase 20,001 therapeutic courses of ABthrax for its Strategic National Stockpile. Under this two-phase contract, the Company will supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the USG. Under the first phase of the contract, the Company supplied ten grams of ABthrax to the U.S. Department of Health and Human Services for comparative in vitro and in vivo testing. In 2006, the Company received and recognized $308 of revenue relating to the completion of testing of the evaluation material. In 2005, the Company received and recognized $1,489 in revenue relating to the delivery of the ten grams of evaluation material. Along with the cost to manufacture the 20,001 therapeutic courses, the Company has been or will be conducting several animal and human studies as part of this contract. The USG is only required to pay the Company for this work or to purchase ABthrax if the Company meets the product requirements associated with this contract.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) —	Collaborations and U.S. Government Agreement (continued)

Principal Agreements (continued)

Other Collaborative and License Agreements

During 2007, the Company entered into a collaboration and license agreement with Aegera Therapeutics, Inc. (“Aegera”) under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a three-year research period. Under the agreement, the Company paid Aegera an aggregate of $20,000 for the license and for an equity investment in Aegera. The Company allocated $16,852 to the license fee and $3,148 to the investment. The value per share assigned to this investment was equal to the value per share recently obtained by Aegera through external financing. Aegera will be entitled to receive up to $295,000 in future development and commercial milestone payments, including a $5,000 milestone payment upon FDA clearance of an Investigational New Drug (“IND”) application. Aegera will receive royalties on net sales in the Company’s territory. In North America, Aegera will have the option to co-promote with the Company, under which it will share certain expenses and profits in lieu of its royalties.

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

In 2000, the Company entered into a second agreement with CAT. The 2000 agreement provides the Company with rights to use CAT technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company will pay CAT clinical development milestones and royalties based on product sales. Under this same agreement, the Company paid CAT $12,000 for future research support and made an equity investment in CAT. Prior to 2006, the Company had sold a portion of its equity investment in CAT and in 2006, sold the remaining portion of its equity investment. Since 2000, the Company has exercised several options and made certain payments. No option or milestone payments were made in 2007, 2006 or 2005.

The Company has entered into a number of other agreements with various collaborative partners. With respect to a 1998 agreement with Transgene, the Company recognized revenue of $2,568 for each of the three years in the period ended December 31, 2007. During 2007, 2006 and 2005, the Company recognized revenue of $661, $1,410 and $2,318, respectively, relating to other agreements. During 2007, 2006 and 2005, the Company paid an aggregate of $287, $795 and $645, respectively, for research services or milestones to certain of these collaborators.

(NOTE E) —	Collaboration Receivables

Collaboration receivables includes $35,092 in unbilled receivables from Novartis and GSK in connection with the Company’s cost-sharing agreements, and other billed and unbilled receivables. This balance is net of a reserve of $3,500 related to costs that may not be reimbursable under the cost sharing agreements.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE F) —	Property, Plant and Equipment

Property, plant and equipment are stated at cost and are summarized as follows:

	December 31,
	2007	2006

Building (Large-Scale Manufacturing Facility)	$187,737	$187,367
Laboratory and production equipment	82,836	84,596
Computer equipment and software	33,761	33,534
Land and improvements	30,521	30,521
Leasehold improvements	22,589	23,679
Furniture and office equipment	5,908	6,517
Construction-in-progress	3,419	2,047

	366,771	368,261
Less: accumulated depreciation and amortization	(97,967)	(83,084)

	$268,804	$285,177

The cost of the building and land and improvements aggregating $217,888 as of December 31, 2006 relates to a 2006 financing transaction with BioMed. See Note N, Facility-Related Exit Costs and Other Restructuring Charges, for additional discussion.

Included in Construction-in-progress is $658 as of December 31, 2006 relating to the Company’s construction of a large-scale manufacturing facility. The facility was completed in 2006 at a cost of approximately $233,000 for the building and production equipment plus capitalized interest of approximately $12,900, resulting in a total cost of approximately $245,900.

(NOTE G) —	Other Assets

Other assets are comprised of the following:

	December 31,
	2007	2006

Deferred financing costs, net of accumulated amortization of $6,539 and $4,226, as of December 31, 2007 and 2006, respectively	$11,122	$13,435
Prepaid services	2,600	3,800
All other assets	135	103

	$13,857	$17,338

Deferred financing costs were incurred in connection with the Company’s convertible subordinated debt offerings during 2005 and 2004. Debt issuance costs for the $510,000 of convertible subordinated debt outstanding as of December 31, 2007 amounted to approximately $17,661, representing primarily underwriting fees of approximately 3% of the gross amount of the convertible subordinated debt, and are being amortized on a straight-line basis which approximates the effective interest method over the life of the convertible subordinated debt. See Note I, Long-Term Debt, for additional discussion of the Company’s convertible subordinated debt.

The prepaid services represent the balance of support paid by the Company to CAT as part of the 2000 collaboration agreement.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE H) —	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2007	2006

Clinical trial costs	$46,848	$17,606
Professional fees	5,940	7,502
Accrued expenses and fixed asset purchases	6,844	8,598
Accrued interest	3,244	3,253

	$62,876	$36,959

(NOTE I) —	Long-Term Debt

The components of long-term debt are as follows:

	December 31,		December 31,
Debt	2007 Interest Rates	Maturities	2007	2006

2.25% Convertible Subordinated Notes due 2011	2.25%	October 2011	$280,000	$280,000
2.25% Convertible Subordinated Notes due 2012	2.25%	August 2012	230,000	230,000
BioMed lease commitment	11.0%	May 2026	244,099	241,526

			754,099	751,526
Less current portion			—	—

			$754,099	$751,526

Annual maturities of all long-term debt (representing cash to be paid) are as follows:

2008	$—
2009	—
2010	—
2011	280,000
2012	230,000
2013 and thereafter	52,961

$562,961

The difference between the long-term debt of $754,099 and annual maturities of $562,961 is due to the accounting for the sale-leaseback of the LSM facility as a financing activity. During 2006, the Company entered into a purchase and sale agreement with BioMed in connection with the Company’s Traville headquarters and LSM facilities. As more fully described in Note N, Facility-Related Exit Costs and Other Restructuring Charges, the Company accounted for the sale-leaseback of certain facilities as a financing transaction. Payments due for the BioMed debt resulting from this financing are based upon an allocation of fair value of the properties included in the transaction. Aggregate debt payments, including interest, over the remaining eighteen year period are approximately $518,673, including an annual lease escalation of 2%. Interest expense associated with this debt is being calculated at approximately 11%, which approximates the Company’s incremental borrowing rate at the time of the agreement. For the first nine years of the leases, the payments are less than the amount of calculated interest expense, which results in an increase in the debt balance during this period, reaching $254,699 in 2015. Accordingly, the Company has classified the full amount of the debt outstanding as of December 31, 2007 as long-term. Beginning in 2015, the payments begin to reduce the debt balance and are reflected in the annual maturities shown herein. At the end of the

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE I) —	Long-Term Debt (continued)

twenty-year leases, approximately $54,375 will have been applied to reduce the lease obligation and the remaining debt will be approximately $201,737. The Company has the option to purchase the LSM facility between 2008 and 2010 at prices ranging between $241,800 and $269,500, depending upon when the Company exercises the option.

During 2004, the Company completed the private placement of $280,000 of 2 1/4% Convertible Subordinated Notes due October 2011 (“2 1/4% Notes due 2011”), convertible into common stock at approximately $15.55 per share. Debt issuance costs for the $280,000 of 2 1/4% Notes due 2011 amounted to approximately $8,650, which are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 2 1/4% Notes due 2011. Accumulated amortization of the debt issuance costs is approximately $4,015 and $2,780 as of December 31, 2007 and 2006, respectively. The 2 1/4% Notes due 2011 also contain a provision for a “make-whole” premium to be paid by the Company to holders of the 2 1/4% Notes due 2011 in the event of certain changes in control that could occur during the life of the 2 1/4% Notes due 2011. The premium is payable in the form of cash, the Company’s common stock, or the same form of consideration used to pay for the shares of the Company’s common stock in connection with the transaction constituting the change in control. The premium declines over time and is based upon the price of the Company’s stock as of the effective date of the change in control. As of December 31, 2007, the maximum premium possible is approximately $57,120, or approximately 20.4% of the aggregate face value of 2 1/4% Notes due 2011 outstanding, in the event a qualified change in control occurs during 2008 with a stock price of $16.00 per share at such date.

During 2005, the Company completed the private placement of $230,000 of 2 1/4% Convertible Subordinated Notes due 2012 (“2 1/4% Notes due 2012”), convertible into common stock at approximately $17.78 per share. Debt issuance costs for the $230,000 of 2 1/4% Notes due 2012 amounted to approximately $6,863, including accrued expenses, which will be amortized on a straight-line basis, which approximates the effective interest method, over the life of the 2 1/4% Notes due 2012. Accumulated amortization of the debt issuance costs is approximately $2,347 and $1,381 as of December 31, 2007 and 2006, respectively. The 2 1/4% Notes due 2012 also contain a provision for a “make-whole” premium to be paid by the Company to holders of the 2 1/4% Notes due 2012 in the event of certain changes in control that could occur during the life of the 2 1/4% Notes due 2012. The premium is payable in the form of the Company’s common stock by increasing the conversion rate to the holders of the notes who convert their notes. The premium, which is expressed as additional shares of common stock per one thousand dollars principal amount of notes, is based upon the price of the Company’s stock as of the effective date of the change in control. The maximum premium possible is approximately $38,333, or approximately 17% of the aggregate face value of 2 1/4% Notes due 2012 outstanding, in the event a qualified change in control occurs during 2008 with a stock price of $14.82 per share at such date.

The carrying amount and fair value of the Company’s long-term debt are as follows:

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

2.25% Convertible Subordinated Notes due 2011	$280,000	$266,000	$280,000	$296,100
2.25% Convertible Subordinated Notes due 2012	230,000	198,950	230,000	223,675
BioMed lease commitment	244,099	244,099	241,526	241,526

	$754,099	$709,049	$751,526	$761,301

With respect to the Company’s convertible subordinated notes (the “Notes”), the Notes are unsecured obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes are not redeemable prior to maturity.

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

The fair value of the BioMed debt approximates the carrying amount of $244,099 based on a discounted cash flow analysis, given that the Company’s incremental borrowing rate has not changed materially since inception of the debt. The Company evaluated its incremental borrowing rate as of December 31, 2007 based on the current interest rate environment and the Company’s credit risk.

(NOTE J) — Commitments and Other Matters

Leases

The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2026. The leases contain various renewal and cancellation options. Minimum annual rentals are as follows:

	Gross Operating		Net Operating
Year Ending December 31,	Leases	Sublease Income	Leases

2008	$22,219	$(4,466)	$17,753
2009	23,002	(4,555)	18,447
2010	21,686	(4,646)	17,040
2011	22,009	(4,342)	17,667
2012	22,371	—	22,371
2013 and thereafter	311,233	—	311,233

	$422,520	$18,009	$404,511

The gross operating lease commitment of $422,520 includes lease payments associated with the Company’s lease with BioMed for its Traville headquarters. As more fully described in Note N, Facility-Related Exit Costs and Other Restructuring Charges, during 2006 the Company entered into a lease with BioMed for its Traville headquarters following the termination of the Company’s Traville lease with its former lessor. Based upon an allocation of fair value, the initial annual rent for Traville was approximately $16,653. The aggregate rental payments over the remaining lease term are approximately $378,071, including an annual escalation of 2%. The Company has an option to purchase the Traville facility in 2016 for $303,000. There are no financial covenants with respect to the BioMed lease.

As part of its agreement with BioMed, the Company has agreed it will exercise a purchase option with respect to certain equipment currently used at the Traville facility, at the end of the applicable equipment lease terms, either 2008 or 2009, at an aggregate cost of approximately $4,400. The equipment is subject to several operating leases with an unrelated party. The Company will transfer ownership of this facility-related equipment to BioMed at the earlier of the end of the Traville lease term or certain other pre-specified events.

The Company has entered into two long-term leases with the Maryland Economic Development Corporation (“MEDCO”) expiring January 1, 2019 for a small-scale manufacturing facility aggregating 127,000 square feet and built to the Company’s specifications. The Company has accounted for these leases as operating leases. The facility

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE J) — Commitments and Other Matters (continued)

Leases (continued)

was financed primarily through a combination of bonds issued by MEDCO (“MEDCO Bonds”) and loans issued to MEDCO by certain State of Maryland agencies. The Company has no equity interest in MEDCO.

Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3,765. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions in 2009, which could in turn affect the Company’s rent and the level of the Company’s restricted investments. The Company has restricted investments of approximately $15,000 and $13,500 as of December 31, 2007 and 2006, respectively, associated with these leases which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, the Company could lose part or all of its restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, the Company has an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $40,000 in 2008 to approximately $21,000 in 2019. The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. During 2007 the Company increased its restricted investments to $15,000 because it did not meet the tangible net worth covenant contained in the lease agreements.

See Note C, Investments, for additional discussion of the Company’s restricted investments.

During 2007, the Company entered into an agreement to sublease a portion of its headquarters facility to MedImmune, Inc. The terms of the sublease include an initial term ending in 2011 and an option period exercisable by the subtenant to extend the sublease for one, two or three additional years. The Company exited this space in 2006 and recorded a charge of $9,156, net of estimated sublease income, pursuant to SFAS No. 146, Accounting for Costs Associated with Exit Or Disposal Activities. The charge of $9,156 represented an estimated lease termination cost and an impairment charge on certain fixed assets and leasehold improvements. Upon execution of the sublease in 2007, no adjustment to the 2006 estimates of lease termination charges was required.

In 2006, the Company exited from the Quality Building and subleased this space to Novavax, Inc. During 2007, the Company purchased the Quality Building from the landlord and subsequently sold it to BioMed. In conjunction with this purchase and sale, the Company reversed the remaining accrual related to its exit from the Quality Building of $1,969 and recognized a net gain on the purchase and sale of $1,704. The total gain of $3,673 is reflected as Lease termination and restructuring credits in the consolidated statement of operations.

In connection with the transaction with CoGenesys, the Company assigned the lease for its 9410 Key West Avenue facility to CoGenesys, which expires in 2008 but can be renewed for a five-year period. However, the Company remains contingently liable for the rent for this facility. The remaining lease obligation, excluding the extension, is approximately $524 as of December 31, 2007. Because this lease has been assigned, the minimum annual rental expense and associated sublease income have been excluded from the scheduled lease commitments. In addition, the Company is still the primary lessee for certain equipment acquired under an equipment financing, but being used by CoGenesys and reimbursed by CoGenesys to the Company. For this leased equipment, the Company has a remaining lease obligation of approximately $372 as well as a buy-out obligation of approximately $719 as of December 31, 2007.

The Company’s leases for office and laboratory space provide for certain rent abatement and rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $4,734 and $2,718 at December 31, 2007 and 2006, respectively.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE J) — Commitments and Other Matters (continued)

Leases (continued)

Certain other leases provide for escalation for increases in real estate taxes and certain operating expenses. These amounts are charged to expense as incurred.

The Company’s lease agreement with Wachovia Development Corporation (“WDC”) contained a residual value guarantee of 87.75% of the total financed cost at lease termination. Based upon the results of an appraisal conducted in connection with the BioMed transaction, the Company accounted for $15,000 of the $200,000 paid by BioMed to the former lessor in connection with the Company’s exercise of its purchase option under the former lease as a residual value guarantee payment, which is included in the Lease termination and restructuring charges (credits) line on the consolidated statements of operations in 2006.

In accordance with the provisions of FASB Interpretation No. 45, the Company had recorded the estimated fair market value of the maximum residual value guarantee of the Traville lease during 2003. The Company estimated the fair market value of the guarantee as approximately $4,380 and had been amortizing this amount on a straight-line basis over the term of the lease. As of the date of the WDC lease termination, the Company wrote off the unamortized amount of approximately $2,533.

The Company has entered into various sale-leaseback transactions resulting in equipment leases with rental and buy-out payments, with initial terms ranging from five to seven years. The Company may purchase the equipment at the end of the initial term at the greater of fair market value or 20% of original cost or extend the term of the lease for an additional twelve to nineteen months. The Company has accounted for these leases as operating leases, and minimum annual rentals under these leases are approximately $6,300 as of December 31, 2007. Under the leases, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. During 2007, the Company amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. The Company also pledged collateral of approximately $7,585 to one of the lessors to satisfy the minimum net worth covenant associated with certain leases. This collateral is included in restricted investments on the consolidated balance sheet.

Rent expense aggregated $29,461, $29,724 and $29,049 for the years ended December 31, 2007, 2006 and 2005, respectively.

Capital Expenditures

At December 31, 2007 and 2006, the Company had commitments for capital expenditures, consisting primarily of manufacturing equipment, of approximately $2,000 and $1,596, respectively.

401(k) Plan

The Company has adopted a 401(k) pension plan available to eligible full-time employees. Participating employees may contribute up to 100% of their total eligible compensation to the plan, subject to Internal Revenue Service limitations. The Company matches a portion of the employee contributions. The Company contribution was $1,740, $1,365 and $1,210 for the years ended December 31, 2007, 2006 and 2005, respectively.

Contingent Liabilities

In the normal course of business, the Company is periodically subject to various tax audits. The Company has accrued approximately $400 and $750 as of December 31, 2007 and 2006, respectively, with respect to these audits, which is allocated among research and development expenses, general and administrative expenses and interest expense on the consolidated statement of operations.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE J) — Commitments and Other Matters (continued)

Contingent Liabilities (continued)

The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

During 2007, the Company settled certain patent proceedings which resulted in an aggregate charge of $850 to general and administrative expenses.

(NOTE K) — Stockholders’ Equity

Stock-based Compensation Plans

The Company has two stock-based compensation plans as described below. The following is a summary of the stock-based compensation expense that has been recorded in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively:

	Year Ended December 31,
	2007	2006	2005

Employee stock option and employee stock purchase plan compensation expense	$20,691	$26,095	$—
Restricted stock awards	530	511	123
Restricted stock units	470	—	—
Stock option modification expense	—	—	6,985

Total	$21,691	$26,606	$7,108

There was no stock-based compensation expense related to employee stock options and employee stock purchase plan purchases under SFAS No. 123 included in net income (loss) for the year ended December 31, 2005 because the Company did not adopt the fair value recognition provisions of SFAS No. 123, but rather used the alternative intrinsic value method. No income tax benefit was recognized in the income statement for stock-based compensation for the years presented as realization of such benefits was not more likely than not.

Stock Incentive Plan

The Company has an Incentive Plan under which options to purchase new shares of the Company’s common stock may be granted to employees, consultants and directors at an exercise price no less than the quoted market value on the date of grant. The Incentive Plan also provides for awards in the form of stock appreciation rights, restricted (non-vested) or unrestricted stock awards, stock-equivalent units or performance-based stock awards. The Company issues both qualified and non-qualified options under the Incentive Plan. The vesting period of the options is determined by the Board of Directors and is generally four years. Upon acquisition by a person, or group of persons, of more than 50% of the Company’s outstanding common stock, outstanding options shall immediately vest in full and be exercisable. The Company recognizes compensation expense for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. All options expire after ten years or earlier from the date of grant.

At December 31, 2007, the total authorized number of shares under the Incentive Plan, including prior plans, was 53,228,746. Options available for future grant were 7,709,797 as of December 31, 2007.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) — Stockholders’ Equity (continued)

Stock-based Compensation Plans (continued)

Stock Incentive Plan (continued)

A summary of stock option activity for the year ended December 31, 2007 is as follows:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value(1)

Outstanding at January 1, 2007	26,836,107	$18.22	5.39
Granted	4,224,846	10.41
Exercised	(968,501)	7.38		$3,244
Forfeited	(534,696)	11.31
Expired	(1,436,227)	20.48

Outstanding at December 31, 2007	28,121,529	17.44	5.47	7,667

Vested or expected to vest at December 31, 2007	27,031,281	17.71	3.96	7,451

Exercisable at December 31, 2007	20,853,208	19.75	4.38	6,228

(1)	Aggregate intrinsic value represents only the value for those options in which the exercise price of the option is less than the market value of the Company’s stock on December 31, 2007, or for exercised options, the exercise date.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average
	Number	Contractual Life	Exercise	Number	Weighted-Average
Range of Exercise Price	Outstanding	(In Years)	Price	Exercisable	Exercise Price

$6.60 to $10.00	4,697,691	4.11	$8.86	3,801,954	$8.82
$10.01 to $12.48	11,493,758	7.55	11.09	6,154,062	11.39
$12.49 to $15.00	5,654,320	5.67	12.77	4,627,781	12.77
$15.01 to $21.47	864,440	4.51	17.06	858,091	17.08
$21.48 to $86.19	5,411,320	2.16	43.33	5,411,320	43.33

	28,121,529	5.47	17.44	20,853,208	19.75

During 2004, the Company modified the stock option agreements for certain key officers by extending the standard post-employment exercise period and, for one key officer, also extending vesting beyond the date of termination. In the event any of the key officers terminated employment under certain circumstances, the key officer could receive the benefit of the modification provision and the Company would record an aggregate compensation charge of up to $11,018 for any modified options still outstanding as of the date of termination. During 2005, the Company made a second modification to the stock option agreement for one key officer. This officer and another key officer terminated employment the Company on December 31, 2005 and received the benefit of the modifications. Accordingly, the Company recorded a compensation charge of $6,985 during 2005. No compensation charge has been recorded as of December 31, 2007 for the other key officers because they are still employees of the Company

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) — Stockholders’ Equity (continued)

Stock-based Compensation Plans (continued)

Stock Incentive Plan (continued)

as of this date and the Company is unable to estimate whether any of these key officers will ultimately obtain any benefit from this modification.

During the years ended December 31, 2007, 2006 and 2005, the Company issued 968,501, 2,634,029 and 430,655 shares of common stock, respectively, in conjunction with stock option exercises. The Company received cash proceeds from the exercise of these stock options of approximately $7,149, $22,573 and $3,688, respectively, for the years ended December 31, 2007, 2006 and 2005.

As of December 31, 2007, total unrecognized compensation cost related to stock options amounted to $34,315, which is expected to be recognized over a weighted-average period of 2.6 years as the options vest. There were non-vested stock options outstanding for 7,268,321 shares at December 31, 2007.

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $3,244, $9,111 and $1,602 respectively. The total fair value of stock options which vested during the years ended December 31, 2007, 2006 and 2005 was approximately $21,420, $28,419 and $39,648 respectively. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $4.55, $4.99 and $4.74 per share, respectively.

The fair values of employee stock options granted during the years ended December 31, 2007, 2006 and 2005 were determined based on the Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
	2007	2006	2005

Expected life:
Stock options	5.0 years	4.9 years	4.4 years
Employee stock purchase plan rights	1.0 years	1.0 years	1.0 years
Interest rate	3.4% - 4.9%	4.3% - 5.1%	3.8% - 4.2%
Volatility	40.3% - 48.0%	38.0% - 48.0%	38.0% - 40.0%
Dividend yield	0%	0%	0%

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

Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (implied volatility) during a period. The Company uses the implied volatility of its traded convertible notes as the sole basis for its expected volatility. The weighted average volatility used was 43.9%, 44.4% and 39.9% for 2007, 2006 and 2005, respectively.

Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) — Stockholders’ Equity (continued)

Stock-based Compensation Plans (continued)

Stock Incentive Plan (continued)

Restricted Stock

During the year ended December 31, 2007, the Company awarded 250,274 restricted stock units (“RSUs”) at a weighted-average grant date fair value of $10.62 per share. The Company incurred $1,000, $511 and $123 of compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively, related to the 2007 RSUs and previously awarded restricted stock.

A summary of the status of the Company’s restricted stock as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value

Restricted stock at January 1, 2007	105,000	$12.88
Granted	250,274	10.62
Vested	(20,500)	12.87
Forfeited	(9,787)	10.62

Restricted stock at December 31, 2007	324,987	11.21

Beginning in 2007, employees of the Company could elect to receive RSUs in lieu of a portion of their stock option grants. RSUs have service conditions and vest ratably on an annual basis over a four-year period.

All of the restricted stock awards currently outstanding have service conditions and some also have market conditions. Those awards with only service conditions vest ratably on an annual basis over three years. Those awards with market conditions vest on the three-year anniversary assuming the condition has been met.

Employee Stock Purchase Plan

In 2000, the Company’s stockholders approved the establishment of an Employee Stock Purchase Plan (the “Purchase Plan”) registering 500,000 shares of $0.01 par value common stock for issuance under this plan. Under the Purchase Plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan. The common stock is purchased under the Purchase Plan at a discounted rate, currently at 15%, which results in this plan qualifying as compensatory. The first purchase period for the Purchase Plan began January 1, 2001. During 2007, the Company’s stockholders approved the adoption of an amended and restated Purchase Plan, under which 500,000 additional shares of common stock were made available for purchase. During the year ended December 31, 2007, the Company issued 123,890 shares of common stock pursuant to the Purchase Plan and recorded compensation cost of approximately $271. The weighted-average fair value of the employee stock purchase plan rights granted during 2007, 2006 and 2005 was $2.19, $1.98 and $3.00 per share, respectively. Common stock reserved for future employee purchase under the Purchase Plan aggregated 400,570 shares as of December 31, 2007. There are no other investment options for participants.

(NOTE L) —	Preferred Share Purchase Rights

On May 20, 1998, the Company adopted a Shareholder Rights Plan, which provided for the issuance of rights to purchase shares of Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company. Under the Shareholder Rights Plan, the Company distributed one preferred share purchase right (a

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE L) —	Preferred Share Purchase Rights (continued)

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

The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

	Year Ended December 31,
	2007	2006	2005

Federal income tax provision at 34%	$(89,232)	$(85,399)	$(81,409)
Change in state income tax rate	(15,762)	—	—
State taxes, net of federal tax benefit	(11,638)	(11,041)	(10,732)
Tax credits, principally for research and development	(2,911)	(7,305)	(6,930)
Stock option deduction for which no book benefit is available	—	—	(560)
Other	3,585	4,146	2,426
Increase in valuation allowance on deferred tax asset	115,958	99,599	97,205

	$—	$—	$—

The increase in valuation allowance as reported above excludes the change in valuation allowance associated with the net deferred tax asset recorded in connection with the net unrealized (gains) losses on investments, as such amounts are recorded as a component of other comprehensive loss.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE M) —	Income Taxes (continued)

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Current	Long-Term
	Asset	Asset/(Liability)

December 31, 2007
Net operating loss carryforward	$—	$651,745
Research and development and other tax credit carryforwards	—	30,218
Capital loss carryforward	—	13,528
Deferred revenue	17,837	28,814
Lease impairment charge	—	5,067
Net unrealized gains on investments	—	(1,205)
Intangible assets	394	5,391
Equity based compensation	—	8,700
Depreciation	—	5,189
Reserves and accruals	2,857	11,984
Other	—	2,081

	21,088	761,512
Less valuation allowance	(21,088)	(761,512)

	$—	$—

	Current	Long-Term
	Asset	Asset

December 31, 2006
Net operating loss carryforward	$—	$555,508
Research and development and other tax credit carryforwards	—	59,651
Capital loss carryforward	—	12,933
Deferred revenue	13,660	32,259
Lease impairment charge	—	5,489
Net unrealized losses on investments	—	1,392
Equity based compensation	—	4,559
Depreciation	—	3,333
Reserves and accruals	3,066	7,128
Other	—	692

	16,726	682,944
Less valuation allowance	(16,726)	(682,944)

	$—	$—

The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE M) —	Income Taxes (continued)

Provision for income taxes is comprised of the following:

Year Ended December 31,
	2007	2006	2005

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign taxes	—	—	—
Deferred	—	—	—

	$—	$—	$—

The Company has available tax credit carryforwards of approximately $30,218, which expire, if unused, from the year 2008 through the year 2027. The Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $1,652,288, which expire, if unused, from the year 2010 through the year 2027. The Company’s ability to utilize these NOLs may be limited under Internal Revenue Code Section 382. The tax benefit of approximately $242,835 of NOLs related to stock options will be credited to equity when the benefit is realized through utilization of the NOL carryforwards.

The Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The Company had no unrecognized tax benefits as of January 1, 2007 and provides a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements. As a result, the adoption of FIN 48 effective January 1, 2007 had no effect on the Company’s financial position as of such date, or on net operating losses available to offset future taxable income.

The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of January 1, 2007 and December 31, 2007, the Company did not accrue any interest related to uncertain tax positions. The Company’s income taxes have not been subject to examination by any tax jurisdictions since its inception. Accordingly, all income tax returns filed by the Company are subject to examination by the taxing jurisdictions.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the year ended December 31, 2007:

Balance as of January 1, 2007	$28,641
Gross increases related to prior year tax positions	—
Gross increases related to current year tax positions	970

Balance as of December 31, 2007	$29,611

The Company believes that any of its uncertain tax positions would not result in adjustments to its effective income tax rate because likely corresponding adjustments to deferred tax assets would be offset by adjustments to recorded valuation allowances.

(NOTE N) —	Facility-Related Exit Costs and Other Restructuring Charges

During 2006, the Company entered into and completed a purchase and sale agreement of its Traville headquarters and related land and LSM facility with BioMed. Under the terms of this agreement, BioMed paid the Company $225,000 for the Traville land, representing developed and undeveloped land, and the LSM facility, and BioMed paid WDC $200,000 for the Traville facility. The Company obtained an appraisal of these assets in order to properly

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE N) —	Facility-Related Exit Costs and Other Restructuring Charges (continued)

determine the consideration received as well as to allocate the Company’s future lease payments due to BioMed under a sale-leaseback arrangement.

With respect to the Traville facility, the Company exercised its option under its lease with WDC to acquire the Traville facility for a fixed price of $200,000 and the Company assigned that option to BioMed Realty, LP, a wholly-owned BioMed subsidiary. BioMed paid WDC $200,000 to purchase the Traville facility, at which time WDC terminated its lease with the Company, including its residual value guarantee and released the Company’s restricted investments of approximately $204,500 that served as collateral under the lease. The Company recorded a non-cash lease termination expense of $15,000, which represented the difference between the $200,000 obligation BioMed paid to WDC and the facility’s appraised fair value of $185,000. This expense, along with transaction costs of approximately $1,840, aggregating $16,840 is included in the lease termination and restructuring charges in the consolidated statement of operations for the year ended December 31, 2006.

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

See Note I, Long-term Debt and Note J, Commitments and Other Matters, for additional discussion.

During 2007, the Company entered into an agreement to sublease a portion of its headquarters facility to MedImmune, Inc. The terms of the sublease include an initial term ending in 2011 and an option period exercisable by the subtenant to extend the sublease for one, two or three additional years. The Company exited this space in 2006 and recorded a charge of $9,156, net of estimated sublease income, pursuant to SFAS No. 146, Accounting for Costs Associated with Exit Or Disposal Activities. The charge of $9,156 represented an estimated lease termination cost and an impairment charge on certain fixed assets and leasehold improvements. Upon execution of the sublease in 2007, no adjustment to the 2006 estimates of lease termination charges was required as the sublease income approximated the initial estimated sublease income.

In 2006, the Company consolidated its operations from the Quality Building to either its Traville headquarters space or the LSM and subleased the Quality Building to Novavax, Inc. In conjunction with this exit, the Company recorded a charge of $3,514 relating to the estimated sublease loss and an impairment charge on certain fixed assets and leasehold improvements relating to this space. During 2007, the Company purchased the Quality Building from the landlord and subsequently sold it to BioMed. In conjunction with this purchase and sale, the Company reversed the remaining accrual related to its exit from the Quality Building of $1,969 and recognized a net gain on the purchase and sale of $1,704. The total gain of $3,673 is reflected as Lease termination and restructuring credits in the consolidated statement of operations.

Total exit and impairment charges for the year ended December 31, 2006 amounted to $29,510 and are reported as Lease termination and restructuring charges in the consolidated statement of operations. Such charges include lease termination charges of $16,840, exit and restructuring charges of $8,961 and adjustments to the carrying value of certain fixed assets amounting to $3,709.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE N) —	Facility-Related Exit Costs and Other Restructuring Charges (continued)

During 2004, the Company exited a laboratory and production facility in Rockville, Maryland at 9410 Key West Avenue (“9410”), for which it has a remaining operating lease obligation of approximately $2,253 for 2006 through 2008. Based upon certain market information, the Company recorded an accrual for an estimated disposal loss on certain fixed assets and leasehold improvements of $4,000 in 2004. The Company decided to reoccupy 9410 in 2005. Based on this decision, the Company reevaluated its position as of December 31, 2004 and concluded the assets were recorded at their fair value. The facility became occupied by the Company’s former CoGenesys division. In connection with the Company’s sale of this division in 2006, the Company assigned the 9410 lease to CoGenesys and sold to CoGenesys the equipment and leasehold improvements at the net book value as of the date of the sale. See Note O, CoGenesys, for additional discussion.

The Company reviews its estimated exit cost accrual for all of these facilities on an ongoing basis.

The following table summarizes the activity related to the liability for exit and restructuring charges for the year ended December 31, 2007:

	Facilities	Other
	Related	Charges	Total

Balance as of January 1, 2007	$10,336	$18	$10,354
Accretion recorded	653	—	653

Subtotal	10,989	18	11,007
Cash paid	(2,376)	—	(2,376)
Accrual adjustment	(1,969)	(18)	(1,987)

Balance as of December 31, 2007	$6,644	$—	6,644

Less current portion			3,627

			$3,017

(NOTE O) —	CoGenesys

During 2005, the Company entered into an agreement with TriGenesys, Inc. (“TGS”) that enabled TGS to acquire various assets, rights and interests used by the Company’s CoGenesys division provided that TGS raised at least $25,000 in financing and met certain other conditions (the “CoGenesys Agreement”). TGS shareholders include two former senior executives of the Company. During 2006, the Company completed the sale of assets and simultaneously entered into a license agreement and manufacturing services agreement with TriGenesys. Upon the closing of the transaction, TriGenesys legally changed its name to CoGenesys, Inc.

As consideration for the assets conveyed, liabilities assumed and intellectual property licensed, the Company obtained equity in CoGenesys valued at $10,000 and additional equity valued at $4,818 as reimbursement for CoGenesys expenditures paid by the Company during the five months ended May 31, 2006. The Company received preferred stock, representing approximately a 14% equity interest (13% on a fully-diluted basis) in CoGenesys, which is deemed to be a related party. The value per share assigned to this investment was equal to the value per share simultaneously obtained by CoGenesys through external funding. The Company sold assets having a net book value which approximates fair value of $3,032 and recorded no gain or loss on the sale, and CoGenesys assumed liabilities totaling $607. The residual consideration of $7,575 was allocated to the intellectual property license and manufacturing services agreement and is being recognized ratably over the term of the manufacturing services agreement. The Company recorded the CoGenesys cost reimbursement of $4,818 as a reduction of research and development expenses for the year ended December 31, 2006.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE O) —	CoGenesys (continued)

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

During February 2008, Teva Pharmaceuticals Industries, Ltd., (“Teva”) acquired all the outstanding shares of CoGenesys for $400,000. The Company will receive a total of approximately $52,600 for its investment in CoGenesys, approximately $47,300 of which was received in February 2008.

(NOTE P) —	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net loss	$(262,448)	$(251,173)	$(239,439)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	134,333,418	131,815,414	130,772,233

Net loss per share, basic and diluted:
Net loss per share	$(1.95)	$(1.91)	$(1.83)

Common stock issued in connection with the Company’s Purchase Plan and through exercised options granted pursuant to the Incentive Plan are included in the Company’s weighted average share balance based upon the issuance date of the related shares. As of December 31, 2007, 2006 and 2005, the Company had 28,121,529, 26,836,107 and 29,301,035, respectively, stock options outstanding. As of December 31, 2007, 2006 and 2005, the Company had 30,942,877, 30,942,877 and 31,181,957 respectively, of shares issuable upon the conversion of the Company’s convertible subordinated debt.

(NOTE Q) —	Related Parties

The Company’s 13% equity investment in CoGenesys makes it a related party of the Company. For the years ended December 31, 2007 and 2006, the Company recognized revenue of $2,803 and $1,910, respectively, under the 2006 license agreement and manufacturing services agreement with CoGenesys. During the year ended December 31, 2006, the Company recorded a reduction in research and development expenses of $4,818 for expenses reimbursed by CoGenesys. Effective February 2008, CoGenesys is no longer a related party of the Company, as a result of the Teva acquisition of all the outstanding shares of CoGenesys.

The Company owns approximately one percent of VIA Pharmaceuticals, Inc. (“VIA”) (formerly Corautus Genetics Inc.). During 2007, the Company and VIA mutually terminated a 1997 License Agreement between the parties. Accordingly, the Company no longer deems VIA to be a related party.

Effective with the sale of the Company’s remaining investment in CAT in 2006, CAT is no longer a related party. While deemed a related party in 2006, the Company expensed $600 for research support costs paid to CAT in connection with a 2000 collaboration agreement. In 2005, the Company recorded $1,200 for these support costs.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE Q) —	Related Parties (continued)

Effective with the sale of the Company’s investment in Transgene in 2005, Transgene is no longer a related party. While deemed a related party, the Company recognized revenue of $1,498 in 2005 under a 1998 collaboration agreement with Transgene.

The Company had no other material related party transactions during 2007, 2006 or 2005.

(NOTE R) —	Quarterly Financial Information (unaudited)

Quarterly financial information for 2007 and 2006 is presented in the following tables:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2007
Revenue	$9,262	$9,007	$11,056	$12,526
Income (loss) from operations	(49,886)	(49,864)	(65,434)	(90,911)
Net income (loss)	(51,029)	(51,269)	(67,257)	(92,893)
Net income (loss) per share, basic and diluted	(0.38)	(0.38)	(0.50)	(0.69)
2006
Revenue	$6,840	$2,225	$6,679	$10,011
Income (loss) from operations	(64,958)	(77,020)	(58,975)	(65,145)
Net income (loss)	(62,139)	(61,258)	(60,832)	(66,944)
Net income (loss) per share, basic and diluted	(0.47)	(0.47)	(0.46)	(0.50)

The Company’s results for the fourth quarter of 2007 include a charge of $16,852, or $0.13 per share, for the collaboration and license agreement with Aegera.

The Company’s results for the second quarter of 2007 include $3,673, or $0.03 per share, for lease termination and restructuring credits.

The Company’s results for the second quarter of 2006 include $16,840, or $0.13 per share, in lease termination charges.

The Company’s results for the fourth quarter of 2006 include $12,670, or $0.10 per share, in exit and impairment charges.