Form 10-K/A
period 2007-12-31
HUMAN GENOME SCIENCES INC
filed 2008-02-28
CIK 901219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

     We are filing this Form 10-K/A to correct typographical errors in Item 1. All other information remains unchanged.

i

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

Dated: February 27, 2008

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