Form 10-Q
period 2008-03-31
HUMAN GENOME SCIENCES INC
filed 2008-05-05
CIK 901219

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding on March 31, 2008 was 135,435,502.

TABLE OF CONTENTS

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	3

Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	34

Signatures	35

Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2008	2007
	(dollars in thousands, except
	share and per share amounts)
Revenue – research and development contracts	$12,275	$9,262

Costs and expenses:
Research and development	72,554	47,179
General and administrative	16,011	11,969

Total costs and expenses	88,565	59,148

Income (loss) from operations	(76,290)	(49,886)

Investment income	6,707	8,666
Interest expense	(9,851)	(9,809)
Gain on sale of long-term equity investment	32,518	—

Income (loss) before taxes	(46,916)	(51,029)
Provision for income taxes	—	—

Net income (loss)	$(46,916)	$(51,029)

Basic and diluted net income (loss) per share	$(0.35)	$(0.38)

Weighted average shares outstanding, basic and diluted	135,284,778	134,031,371

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$67,482	$34,815
Short-term investments	56,512	93,952
Collaboration receivables	35,110	38,672
Prepaid expenses and other current assets	4,707	5,687

Total current assets	163,811	173,126

Marketable securities	395,023	404,142
Long-term equity investments	3,550	18,245
Property, plant and equipment (net of accumulated depreciation and amortization)	266,200	268,804
Restricted investments	72,248	70,931
Other assets	12,983	13,857

TOTAL ASSETS	$913,815	$949,105

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$78,144	$62,876
Accrued payroll and related taxes	10,917	14,448
Deferred revenues	45,219	45,219
Accrued exit and restructuring expenses	3,418	3,627

Total current liabilities	137,698	126,170

Convertible subordinated debt	510,000	510,000
Lease financing	244,737	244,099
Deferred revenues, net of current portion	61,744	73,049
Accrued exit and restructuring expenses, net of current portion	2,961	3,017
Other liabilities	5,207	4,672

Total liabilities	962,347	961,007

Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	1,354	1,349
Treasury stock, at cost	(105)	—
Additional paid-in capital	1,874,363	1,866,426
Accumulated other comprehensive income	5,601	3,152
Accumulated deficit	(1,929,745)	(1,882,829)

Total stockholders’ equity (deficit)	(48,532)	(11,902)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$913,815	$949,105

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(46,916)	$(51,029)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	4,463	5,019
Depreciation and amortization	5,210	5,728
Gain on sale of long-term equity investment	(32,518)	—
Accrued interest on short-term investments, marketable securities and restricted investments	939	(3,189)
Non-cash expenses and other	792	844
Changes in operating assets and liabilities:
Collaboration receivables	3,562	32,675
Prepaid expenses and other assets	1,276	670
Accounts payable and accrued expenses	15,650	3,735
Accrued payroll and related taxes	(3,531)	(6,132)
Deferred revenues	(11,305)	(8,823)
Accrued exit and restructuring expenses	(395)	(866)
Other liabilities	526	591

Net cash used in operating activities	(62,247)	(20,777)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(10,451)	(83,119)
Proceeds from sale and maturities of short-term investments and marketable securities	57,889	118,919
Capital expenditures – property, plant and equipment	(2,391)	(439)
Proceeds from sale of long-term equity investment	47,336	—

Net cash provided by investing activities	92,383	35,361

Cash flows from financing activities:
Purchase of restricted investments and marketable securities	(12,681)	(4,906)
Proceeds from sale and maturities of restricted investments	11,893	4,245
Proceeds from issuance of common stock	3,424	2,499
Purchase of treasury stock	(105)	—

Net cash provided by financing activities	2,531	1,838

Net increase in cash and cash equivalents	32,667	16,422
Cash and cash equivalents – beginning of period	34,815	96,942

Cash and cash equivalents – end of period	$67,482	$113,364

     The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Cash paid during the period for:
Interest	$8,344	$8,234
Income taxes	$—	$—
During the three months ended March 31, 2008 and 2007, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $638 and $684, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase during this period.
During the three months ended March 31, 2008 and 2007, the Company recorded non-cash accretion of $130 and $206, respectively, related to its exit and restructuring accrual for a laboratory facility and certain Traville headquarters space.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2008
(dollars in thousands, except per share data)
Note 1. Interim Financial Statements
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 2008 and 2007, the Company’s financial position at March 31, 2008, and the cash flows for the three months ended March 31, 2008 and 2007. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K, as amended.
The results of operations for the three months ended March 31, 2008 are not necessarily indicative of future financial results.
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
Stock-based compensation expense related to employee stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) for the three months ended March 31, 2008 is not necessarily representative of the level of stock-based compensation expense under SFAS No. 123(R) in future periods due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.
The Company recorded stock-based compensation expense pursuant to these plans of $4,463 and $5,019 during the three months ended March 31, 2008 and 2007, respectively. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan and stock acquired by employees through the Purchase Plan.
Under the Incentive Plan, the Company issued 361,141 shares of common stock as a result of stock option exercises during the three months ended March 31, 2008. The Company granted 3,667,766 stock options under the Incentive Plan during the same period, with a weighted-average grant date fair value of $2.16 per share.
During the three months ended March 31, 2008, the Company awarded 78,608 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $4.92 per share. During the same period, 59,704 RSUs vested and the Company issued 38,266 shares of common stock to employees, net of 21,438 shares purchased to satisfy the employees’ tax liability related to the RSUs vesting. The cost of this treasury stock was $105, which has been recorded on the consolidated balance sheet as of March 31, 2008.
At March 31, 2008, the total authorized number of shares under the Incentive Plan, including prior plans, was 53,228,746. Options available for future grant were 5,826,259 as of March 31, 2008.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2008
(dollars in thousands, except per share data)
Note 3. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, marketable securities and long-term equity investments and cumulative foreign currency translation adjustment activity to be included in other comprehensive income.
During the three months ended March 31, 2008 and 2007, total comprehensive income (loss) amounted to:

	Three months ended
	March 31,
	2008	2007
Net income (loss)	$(46,916)	$(51,029)

Net unrealized gains (losses):
Short-term investments and marketable securities	1,751	2,263
Long-term equity investments	122	79
Restricted investments	598	299
Foreign currency translation	19	2

Subtotal	2,490	2,643
Reclassification adjustments for (gains) losses realized in net loss	(41)	52

Total comprehensive income (loss)	$(44,467)	$(48,334)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three months ended March 31, 2008 and 2007, and their respective net proceeds were as follows:

	Three months ended March 31,
	2008	2007
Realized gains	$128	$75
Realized losses	(88)	(127)
Proceeds from sale of investments prior to maturity	35,309	48,964
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement
Collaboration Agreement with Novartis
During 2006, the Company entered into an agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of Albuferon®. Under the agreement, the Company and Novartis will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay the Company a royalty on those sales. The Company is entitled to receive milestones aggregating approximately $507,500, including a non-refundable up-front license fee. The Company and Novartis will share equally in clinical development costs. The Company is recognizing a 2006 up-front license fee of $45,000 as revenue over the clinical development period, estimated to end in 2010. Including the up-front fee, as of March 31, 2008 the Company has earned and received payments aggregating $132,500. The Company is recognizing these payments as revenue ratably over the estimated remaining development period. The Company recognized revenue of $8,852 and $5,694 for the three months ended March 31, 2008 and 2007, respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2008
(dollars in thousands, except per share data)
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
Collaboration Agreement with GSK
During 2006, the Company entered into an agreement with GlaxoSmithKline (“GSK”) for the co-development and commercialization of LymphoStat-B® arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK will share equally in Phase 3 and 4 development costs, sales and marketing expenses and profits of any product commercialized under the agreement. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and is recognizing this payment as revenue over the remaining clinical development period, estimated to end in 2010. The Company recognized revenue of $1,636 for the three months ended March 31, 2008 and 2007 relating to this payment.
During 2005, GSK exercised its option under an earlier collaboration agreement to develop and commercialize HGS-ETR1 jointly with the Company. Subsequent to March 31, 2008, the Company reacquired full rights to TRAIL Receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in exchange for a reduction in potential future royalties due to the Company for a product currently being developed by GSK.
CoGenesys Agreement
In connection with the Company’s 2006 sale of its CoGenesys division, the Company entered into a license agreement and a manufacturing services agreement with CoGenesys, which were subsequently amended, and acquired an equity investment in CoGenesys valued at $14,818. The Company allocated, based on estimated fair values, $7,575 of its consideration received to the product license and manufacturing services agreements, which is being recognized ratably over the term of the manufacturing services agreement. The Company recognized license revenue of $631 during the three months ended March 31, 2008 and 2007 relating to these agreements. In February 2008, Teva Pharmaceuticals Industries, Ltd. (“Teva”) acquired all the outstanding shares of CoGenesys resulting in CoGenesys no longer being deemed a related party of the Company.
During the three months ended March 31, 2008, the Company received $47,336 as partial payment for its equity investment in CoGenesys. The terms of the agreement between Teva and CoGenesys required an escrow account be established for 10% of the purchase price as security for CoGenesys’ representations, warranties, and covenants. The balance of the escrow will be paid to former CoGenesys shareholders in February 2009. The Company is entitled to receive approximately $5,260 from the escrow account, which would represent additional gain when received. Because the Company has no information concerning the likelihood of the terms of the escrow agreement being satisfied, the Company has not recorded this gain in the consolidated financial statements as of March 31, 2008.
Collaboration reimbursements
Research and development expenses for the three months ended March 31, 2008 and 2007 are net of $20,818 and $21,887, respectively, of costs reimbursed by Novartis and GSK.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2008
(dollars in thousands, except per share data)
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
U.S. Government Agreement
During 2006, the United States Government (“USG”) exercised its option under the second phase of a 2005 contract to purchase 20,001 therapeutic courses of ABthraxtm for its Strategic National Stockpile. Under this two-phase contract, the Company will supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the USG. Under the first phase of the contract, the Company supplied ten grams of ABthrax to the U.S. Department of Health and Human Services for comparative in vitro and in vivo testing. Along with the cost to manufacture the 20,001 therapeutic courses, the Company has been and will be conducting several animal and human studies as part of this contract. The USG is only required to pay the Company for this work or to purchase ABthrax if the Company meets the product requirements associated with this contract. The Company has expensed as incurred all costs associated with the contract because it has not yet met the product requirements.
Aegera Agreement
During 2007, the Company entered into a collaboration and license agreement with Aegera Therapeutics, Inc. (“Aegera”) under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a three-year research period. In 2007, the Company paid Aegera an aggregate of $20,000 for the license and for an equity investment in Aegera. Aegera will be entitled to receive up to $295,000 in future development and commercial milestone payments, including a $5,000 milestone payment made by the Company during the three months ended March 31, 2008. Aegera will receive royalties on net sales in the Company’s territory. In North America, Aegera will have the option to co-promote with the Company, under which Aegera will share certain expenses and profits in lieu of its royalties.
Note 5. Collaboration Receivables
Collaboration receivables includes unbilled receivables from Novartis and GSK in connection with the Company’s cost-sharing agreements of $29,460 and $35,092 as of March 31, 2008 and December 31, 2007, respectively, and other billed and unbilled receivables. This balance is net of a reserve of $3,500 related to costs that may not be reimbursable under the cost sharing agreements.
Note 6. Commitments and Other Matters
In the normal course of business, the Company is periodically subject to various tax audits. The Company accrued approximately $400 with respect to non-income tax related audits as of December 31, 2007. During the three months ended March 31, 2008, the Company paid approximately $300 to resolve its open audits and has no accrual related to these audits as of March 31, 2008.
The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.
During the three months ended March 31, 2008, the Company accrued a charge of $1,750 to general and administrative expenses related to settlement of certain patent proceedings.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2008
(dollars in thousands, except per share data)
Note 7. Facility-Related Exit Costs and Other Restructuring Charges
As a result of the Company’s facilities consolidation efforts, the Company has exited various facility leases since 2004 and recorded exit and impairment charges relating to those exits. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis.
The following table summarizes the activity related to the liability for exit and restructuring expenses for the three months ended March 31, 2008, all of which is facilities-related:

Balance as of December 31, 2007	$6,644
Accretion recorded	130

Subtotal	6,774
Net cash paid	(395)

Balance as of March 31, 2008	6,379
Less current portion	(3,418)

$2,961

Note 8. Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments.   SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.
The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements at March 31, 2008
	as of	Using Fair Value Hierarchy
Description	March 31, 2008	Level 1	Level 2	Level 3
Cash and cash equivalents	$67,482	$67,482	$—	$—
Short-term investments	56,512	56,512	—	—
Marketable securities	395,023	395,023	—	—
Restricted investments	72,248	72,248	—	—

Total	$591,265	$591,265	$—	$—

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2008
(dollars in thousands, except per share data)
Note 8. Fair Value of Financial Instruments (continued)
The Company’s privately-held equity investments are carried at cost and reviewed for impairment at each reporting date.
The fair value of the Company’s convertible debt is based on quoted market prices. The quoted market prices of the Company’s convertible debt decreased to approximately $388,000 as of March 31, 2008 from $465,000 as of December 31, 2007. The fair value of the BioMed lease financing approximates the carrying amount of $244,737 as of March 31, 2008 based on a discounted cash flow analysis, given that the Company’s incremental borrowing rate has not changed materially since inception of the debt. The Company evaluated its incremental borrowing rate as of March 31, 2008 based on the current interest rate environment and the Company’s credit risk.
Note 9. Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF No. 07-1, Accounting for Collaborative Agreements (“EITF No. 07-1”). EITF No. 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements the Company has entered into regarding development and commercialization of products. EITF No. 07-1 is effective for the Company as of January 1, 2009. Management has not yet determined the effect the adoption of this statement may have on its consolidated results of operations, financial position or liquidity.
In September 2006, the FASB issued SFAS No. 157. This standard defines fair value and provides guidance for measuring fair value and the necessary disclosures.  This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008 (see Note 8, Fair Value of Financial Instruments, for further details). There was no material effect upon adoption of this accounting pronouncement on the Company’s consolidated results of operations, financial position or liquidity. The Company does not expect the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities to have a material impact on its consolidated results of operations, financial position or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2008 and 2007
Overview
     Human Genome Sciences (“HGS”) is a commercially focused biopharmaceutical company with three products in late-stage clinical development: Albuferon® for chronic hepatitis C, LymphoStat-B® for systemic lupus erythematosus, and ABthrax™ for inhalation anthrax. All three of these products are progressing toward commercialization. We have completed enrollment in both Phase 3 trials of Albuferon and we expect to have the first Phase 3 data available by the end of 2008. We have completed enrollment of one of the Phase 3 trials of LymphoStat-B and expect to complete enrollment in the second Phase 3 trial by the end of Summer 2008. Also, we expect to begin delivery of ABthrax to the U.S. Strategic National Stockpile by Fall 2008, which will result in our first product sales.
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
     We have not received any significant product sales revenue or royalties from product sales and, other than potentially with respect to ABthrax, any significant revenue from product sales or from royalties on product sales in the next several years is uncertain. To date, all of our revenue relates to payments made under our collaboration and license agreements.
     During 2006, we entered into a collaboration agreement with Novartis International Pharmaceutical, Ltd. (“Novartis”). Under this agreement, Novartis will co-develop and co-commercialize Albuferon and share equally in development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement and are recognizing this payment as revenue ratably over the estimated development period ending in 2010. Including this up-front fee, we are entitled to payments aggregating $507.5 million upon the successful attainment of certain milestones. As of March 31, 2008, we have earned and received payments aggregating $132.5 million. We are recognizing these milestones as revenue ratably over the estimated remaining development period. We may not receive any future payments and may not be able to enter into additional collaboration agreements.
     In 2005, GSK exercised its option to co-develop and co-commercialize two of our products, LymphoStat-B and HGS-ETR1. In accordance with a co-development and co-commercialization agreement signed during 2006 related to LymphoStat-B, we and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We received a $24.0 million payment during 2006 as partial consideration for entering into this agreement with respect to LymphoStat-B and are recognizing this payment as revenue ratably over the estimated development period ending in 2010. Subsequent to March 31, 2008, we reacquired all rights to TRAIL receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in exchange for a reduction in potential future royalties due to us for a product currently being developed by GSK.

Overview (continued)
     In 2005, we entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, with the U.S. Government. Under the first phase of the contract, we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. During 2006, under the second phase of the contract, the U.S. Government exercised its option to purchase 20,001 treatment courses of ABthrax for the Strategic National Stockpile. We have started manufacturing and continue to work towards FDA approval of ABthrax. We must meet U.S. Government product requirements before we can deliver ABthrax to the U.S. Government. Although we expect to deliver ABthrax and recognize approximately $165.0 million in total revenue from this contract, with approximately 70% of the total value being recognized in 2008, there can be no assurance that the U.S. Government will accept delivery of the product.
     We expect that any significant revenue or income for at least the next several years may be limited to investment income, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK and Novartis, payments from the sale of product rights, ABthrax revenue and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials required for the development of antibody and protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
Critical Accounting Policies and the Use of Estimates
     A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our accounting policies are described in more detail in Note B, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2007 Annual Report on Form 10-K, as amended.
Results of Operations
     Revenues. Revenues were $12.3 million for the three months ended March 31, 2008 compared to revenues of $9.3 million for the three months ended March 31, 2007. Revenues for the three months ended March 31, 2008 primarily included $8.9 million recognized from the Novartis agreement and $1.6 million recognized from the GSK LymphoStat-B agreement. Revenues for the three months ended March 31, 2007 primarily included $5.7 million recognized from the Novartis agreement and $1.6 million recognized from the GSK LymphoStat-B agreement.
     Expenses. Research and development net expenses were $72.6 million for the three months ended March 31, 2008 compared to $47.2 million for the three months ended March 31, 2007. Our gross expenses increased by $24.3 million, primarily due to the ongoing execution of our Phase 3 clinical trials for LymphoStat-B and Albuferon, a milestone payment of $5.0 million to Aegera and increased manufacturing activities. Our research and development expenses for the three months ended March 31, 2008 and 2007 are net of $20.8 million and $21.9 million, respectively, of costs reimbursed by Novartis and GSK.

Results of Operations (continued)
     We track our research and development expenditures by type of cost incurred – research, pharmaceutical sciences, manufacturing and clinical development.
     Our research costs increased to $10.1 million for the three months ended March 31, 2008 from $4.4 million for the three months ended March 31, 2007. This increase is primarily due to a $5.0 million milestone payment made to Aegera. Our research costs for the three months ended March 31, 2008 and 2007 are net of $0.9 million and $0.7 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, increased to $9.6 million for the three months ended March 31, 2008 from $6.8 million for the three months ended March 31, 2007. This increase is primarily due to increased activity related to ABthrax and HGS-ETR1. Pharmaceutical sciences costs for the three months ended March 31, 2008 and 2007 are net of $0.4 million and $1.9 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our manufacturing costs increased to $22.8 million for the three months ended March 31, 2008 from $14.0 million for the three months ended March 31, 2007. This increase is primarily due to costs associated with current and upcoming production of ABthrax, partially offset by reduced manufacturing activity for LymphoStat-B. Our manufacturing costs for the three months ended March 31, 2008 and 2007 are net of $2.4 million and $7.3 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our cost reimbursements for manufacturing for the remainder of 2008 may vary from quarter to quarter depending on clinical manufacturing activity. Costs related to the manufacture of ABthrax will continue to be expensed as period costs until we receive initial approval from the U.S. Government.
     Our clinical development costs increased to $30.1 million for the three months ended March 31, 2008 from $22.0 million for the three months ended March 31, 2007. The increase is primarily due to costs associated with the continuation of Phase 3 trials for LymphoStat-B and Albuferon and increased costs for HGS-ETR1 and ABthrax. Our clinical development expenses for the three months ended March 31, 2008 and 2007 are net of $17.1 million and $12.0 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     General and administrative expenses increased to $16.0 million for the three months ended March 31, 2008 compared to $12.0 million for the three months ended March 31, 2007. This increase is primarily due to increased legal expenses, including an accrual for a settlement, associated with patent proceedings for certain of our products.
     Investment income decreased to $6.7 million for the three months ended March 31, 2008 from $8.7 million for the three months ended March 31, 2007. The decrease in investment income for the three months ended March 31, 2008 was primarily due to lower average investment balances.
     Interest expense increased to $9.9 million for the three months ended March 31, 2008 compared to $9.8 million for the three months ended March 31, 2007.
     Our gain on sale of long-term equity investment during the three months ended March 31, 2008 of $32.5 million relates to the sale of our investment in CoGenesys. We received initial proceeds of $47.3 million. Our cost basis in this investment was $14.8 million.
     Net Income (Loss). We recorded a net loss of $46.9 million, or $0.35 per share, for the three months ended March 31, 2008 compared to a net loss of $51.0 million, or $0.38 per share, for the three months ended March 31, 2007. The decreased loss for the three months ended March 31, 2008 is primarily due to the gain on sale of our CoGenesys investment of $32.5 million, or $0.24 per share, partially offset by increased research and development and general and administrative expenses.

Liquidity and Capital Resources
     We had working capital of $26.1 million and $47.0 million at March 31, 2008 and December 31, 2007, respectively. The decrease in our working capital for the three months ended March 31, 2008 is primarily due to the use of working capital to fund our operations, partially offset by receipt of $47.3 million related to the sale of our investment in CoGenesys. We are entitled to receive approximately $5.3 million in February 2009 related to this transaction (see Note 4, Collaboration Agreements, License Agreement and U.S. Government Agreement, of the Notes to the Consolidated Financial Statements for additional discussion).
     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on clinical trials and manufacturing required for the development of our active product candidates. In the event our working capital needs for 2008 exceed our available working capital, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. We may improve our working capital position during 2008 through the sale of ABthrax product, receipt of collaboration fees or financing activities. We will be evaluating our working capital position on a continuing basis.
     The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We are conducting multiple Phase 3 trials and have several ongoing Phase 1 and Phase 2 trials and expect to initiate additional trials in the future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase 1, Phase 2 and Phase 3 trials could span one year, one to two years and two to four years, respectively. Some trials may take considerably longer to complete.
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
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of March 31,(2)
Product Candidate(1)	Indication	2008	2007
Albuferon LymphoStat-B LymphoStat-B HGS-ETR1 HGS-ETR2 CCR5 mAb ABthrax HGS1029	Hepatitis C Systemic Lupus Erythematosus Rheumatoid Arthritis Cancer Cancer HIV Anthrax Cancer	Phase 3 Phase 3 Phase 2 (3) Phase 2 Phase 1 (4) (5) (6)	Phase 3 Phase 3 Phase 2(3) Phase 2 Phase 1 (4) (5) —

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Initial Phase 2 trial completed; extension safety study ongoing and further development under review.

(4)	Initial Phase 1 trial completed; further development under review.

(5)	U.S. Government executed the second phase of the contract in 2006, placing an order for 20,001 doses of ABthrax. In addition, clinical development and manufacturing activities are in progress.

(6)	IND cleared in January 2008 with respect to HGS1029 (formerly AEG40826).
     Our clinical trial status as of December 31, 2007, 2006 and 2005 is contained in our 2007 Annual Report on Form 10-K, as amended.

Liquidity and Capital Resources (continued)
     We identify our drug candidates by conducting numerous preclinical studies. We may conduct multiple clinical trials to cover a variety of indications for each drug candidate. Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates.
     We are advancing a number of drug candidates, including antibodies, an albumin fusion protein and a small molecule, in part to diversify the risks associated with our research and development spending. In addition, our manufacturing plants have been designed to enable multi-product manufacturing capability. Accordingly, we believe our future financial commitments, including those for preclinical, clinical or manufacturing activities, are not substantially dependent on any single drug candidate. Should we be unable to sustain a multi-product drug pipeline, our dependence on the success of a single drug candidate would increase.
     We must receive regulatory clearance to advance each of our products into and through each phase of clinical testing. Moreover, we must receive regulatory approval to launch any of our products commercially. In order to receive such approval, the appropriate regulatory agency must conclude that our clinical data establish safety and efficacy and that our products and the manufacturing facilities meet all applicable regulatory requirements. We cannot be certain that we will establish sufficient safety and efficacy data to receive regulatory approval for any of our drugs or that our drugs and the manufacturing facilities will meet all applicable regulatory requirements.
     Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize Albuferon. Under this agreement, we will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We and Novartis share equally in clinical development costs. We are entitled to receive milestones aggregating approximately $507.5 million, including a non-refundable up-front license fee. As of March 31, 2008, we have earned and received milestones aggregating $132.5 million including the up-front fee. We are recognizing these milestones as revenue ratably over the estimated remaining development period. In 2006, we entered into a collaboration agreement with GSK with respect to LymphoStat-B and received a payment of $24.0 million. We and GSK share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized.
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
     Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing cash and investments will be sufficient to fund our operations for at least the next twelve months.
     Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities and the magnitude of our discovery and preclinical development programs. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.
     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. In this regard, during 2006 we entered into a real estate financing transaction that raised net proceeds of approximately $220.0 million and released restricted investments of approximately $160.0 million. During 2007, we concluded a second real estate transaction having net proceeds of $1.7 million. We may undertake other financings and may repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.

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
     Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3.8 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions in 2009, which could in turn affect our rent and the level of our restricted investments. We have restricted investments of approximately $15.3 million and $15.0 million as of March 31, 2008 and December 31, 2007, respectively, and are required to maintain restricted investments of $15.0 million which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond Indenture Trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $40.0 million in 2008 to approximately $21.0 million in 2019.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. In addition, we continue to face risks related to animal and human testing, to the manufacture of ABthrax and to FDA concurrence that ABthrax meets the requirements of the ABthrax contract. If we are unable to meet the product requirements associated with the ABthrax contract, the U.S. Government will not be required to reimburse us for the costs incurred or to purchase any ABthrax doses and we will not receive any of the expected revenues related to ABthrax. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

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
     We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $7.6 million, or approximately 1.28% of the aggregate fair value of $591.3 million at March 31, 2008. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of March 31, 2008. We believe that any market change related to our investment securities held as of March 31, 2008 is not material to our consolidated financial statements. As of March 31, 2008, the yield on comparable two-year investments was approximately 1.6% as compared to our current portfolio yield of approximately 4.6%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
     We have equity investments in Aegera and VIA Pharmaceuticals, Inc. (“VIA”). As of March 31, 2008, the estimated fair value of our equity investment in VIA was approximately $0.3 million. We account for the VIA investment as “available for sale” and have a corresponding unrealized gain on our balance sheet of an amount equal to the VIA market value. Accordingly, any write-down of our investment balance for VIA will be fully offset by the unrealized gain. Our investment in VIA is subject to equity market risk. Because Aegera is a privately-held entity, we are unable to obtain a quoted market price with respect to the fair value of this investment. We paid $5.0 million for the Aegera investment, but recorded and carry the investment at $3.1 million based on the value per share obtained by Aegera through external financing during 2007. We review the carrying value of the Aegera investment on a periodic basis for indicators of impairment, and adjust the value accordingly.
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
     During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”) that is assisting in our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks to be immaterial to our operations as a whole. During 2005, we established a wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) that is sponsoring our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks with respect to HGS Pacific.

Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2008, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have invested significant time and resources to isolate and study genes and determine their functions. We now devote most of our resources to developing proteins, antibodies and small molecules for the treatment of human disease. We are also devoting substantial resources to the maintenance of our own manufacturing capabilities, both to support clinical testing and eventual commercialization. We have made and are continuing to make substantial expenditures. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. We cannot assure you that the costs of testing and study will yield products approved for marketing by the FDA or that any such products will be profitable. We will incur substantial additional costs to continue these activities. If we are not successful in commercializing products, we may be unable to recover the large investment we have made in research, development and manufacturing efforts.
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
     We expect to continue to incur losses and we cannot assure you that we will ever become profitable. A number of our products are in late-stage development, however it will be a number of years, if ever, before we are likely to receive continuing revenue from product sales or substantial royalty payments. We will continue to incur substantial expenses relating to research, development and manufacturing efforts and human studies. The development of our products requires significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.
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

     During the past several years, we have sharpened our focus on our most promising drug candidates. We have reduced the number of drugs in early development and are focusing our resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In 2006, we spun off our CoGenesys division as an independent company, in a transaction that was treated as a sale for accounting purposes. CoGenesys is focused on the development of assets that were unlikely to be developed by us. In February 2008, CoGenesys was acquired by Teva Pharmaceuticals Industries, Ltd. (“Teva”).
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

     To date, data obtained from our clinical trials are not sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. Based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. For example, in 2005, we discontinued our clinical development of LymphoRad131, a product candidate to treat cancer. We have also discontinued development of HGS-TR2J and returned all rights to Kirin Brewery Company, Ltd.
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
     The development of ABthrax presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies are known to be developing biodefense pharmaceuticals and related products to combat anthrax. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. Government and its agencies, the success of ABthrax will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. In the case of the U.S. Government, executive or legislative action could attempt to impose production and pricing requirements on us. We have entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of ABthrax for the Strategic National Stockpile for use in the treatment of anthrax disease. We will continue to face risks related to animal and human testing, to the manufacture of ABthrax and to FDA concurrence that ABthrax meets the requirements of the contract. If we are unable to meet the product requirements associated with this contract, the U.S. Government will not be required to reimburse us for the costs incurred or to purchase any product pursuant to that order.

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
Although GSK had agreed to be our partner in the development and commercialization of HGS-ETR1, we now reacquired rights to HGS-ETR1, as well as all rights to other TRAIL Receptor 1 and 2 antibodies.
     As part of our September 1996 agreement with GSK, we granted a 50/50 co-development and commercialization option to GSK for certain human therapeutic products that successfully complete Phase 2a clinical trials. In August 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1 (mapatumumab) jointly with us. In April 2008, we announced that we had reacquired all rights to our TRAIL receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in return for a reduction in royalties due to us if Syncria®, a GSK product for which we would be owed royalties, is commercialized. We also announced that our agreement with the pharmaceutical division of Kirin Brewery Company, Ltd. for joint development of antibodies to TRAIL receptor 2 had been terminated. Takeda Pharmaceutical Company, Ltd. has the right to develop HGS-ETR1 in Japan.

     We are exploring opportunities for a new partnership to assist in the development and commercialization of TRAIL receptor antibodies. We do not know if we will enter into any such partnership, nor do we know if we will be successful in developing and commercializing TRAIL receptor antibodies either with or without a partnership.
Our ability to receive revenues from the assets licensed in connection with our CoGenesys transaction will now depend on Teva’s ability to develop and commercialize those assets.
     We will depend on Teva to develop and commercialize the assets licensed as part of the spin-off of CoGenesys. If Teva is not successful in its efforts, we will not receive any revenue from the development of these assets. In addition, our relationship with Teva will be subject to the risks and uncertainties inherent in our other collaborations.
Because we currently depend on our collaboration partners for revenue, we may not become profitable if we cannot increase the revenue from our collaboration partners or other sources.
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

Since reimbursement payments from our collaborators will pay for approximately half of our late-phase clinical trial expenses, our ability to develop and commercialize products may be impaired if payments from our collaborators are delayed.
     We are conducting Phase 3 clinical development programs for both Albuferon and LymphoStat-B. These development programs include four Phase 3 large-scale, multi-center clinical trials. We rely on our collaborators to reimburse us for half of the expenditures related to these programs. To execute our Phase 3 clinical trial programs, we have strengthened our development organization and increased our dependence on third-party contract clinical trial providers. The collaboration agreements with our partners in the development of these two products provide for the reimbursement of half of these increased expenditures. However, our collaborators may not agree with us or may not perform their obligations under our agreements with them. Further, it is difficult to accurately predict or control the amount or timing of these expenditures, and uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. As a result, if we are unable to obtain funding under these agreements on a timely basis, we may be forced to delay, curtail or terminate these Phase 3 trials, which could adversely affect our ability to commercialize our products and harm our business.
FINANCIAL AND MARKET RISKS
Because of our substantial indebtedness, we may be unable to adjust our strategy to meet changing conditions in the future.
     As of March 31, 2008, we had long-term obligations of approximately $755.0 million. During the three months ended March 31, 2008, we made interest and principal payments of $8.4 million on our indebtedness. Our substantial debt will have several important consequences for our future operations. For instance:
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
Our short-term investments, marketable securities and restricted investments are subject to certain risks which could materially adversely affect our overall financial position.
     We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, with recent turmoil in the credit markets, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. Should any of our short-term investments, marketable securities or restricted investments lose value or have their liquidity impaired, it could materially and adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise and such financing may not be available on commercially attractive terms.
Some of our operating leases contain financial covenants, which may require us to accelerate payment under those agreements or increase the amount of our security deposits.
     Under the leases for some of our equipment and our process development and small-scale manufacturing facility, we must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. During 2007, we amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. We also pledged additional collateral to another lessor to satisfy the minimum net worth covenant associated with certain other leases. With respect to the small-scale manufacturing facility lease, we increased the amount of our security deposits in 2007 by approximately $1.0 million, raising the level to $15.0 million. Under certain circumstances pertaining to this facility lease, if we do not elect to purchase the facility, we could lose either a portion or all of our restricted investments and record a charge to earnings for such a loss.
Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant, uninsured liabilities.
     We do not carry insurance for all categories of risk that our business may encounter. We currently maintain general liability, property, auto, workers’ compensation, products liability, fiduciary and directors’ and officers’ insurance policies. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. For example, the premiums for our directors’ and officers’ insurance policy have increased in the past and may increase in the future, and this type of insurance may not be available on acceptable terms or at all in the future. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

INTELLECTUAL PROPERTY RISKS
If patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize our discoveries.
     Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. In the U.S., Congress is considering significant changes to U.S. intellectual property laws which could affect the extent and scope of existing protections for biotechnology products and processes. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings relating to the scope of protection of our patents and those of others. For example, we are involved in European opposition proceedings against an issued patent of Biogen Idec. In this opposition, the European Patent Office found the claims of Biogen Idec’s patent to be valid. The claims relate to a method of treating autoimmune diseases using an antibody to BLyS. We and GSK have recently entered into a binding term sheet with Biogen Idec that provides for an exclusive license to this European patent. We are in the process of negotiating a definitive license agreement. We have also opposed a European patent issued to Immunex, a wholly-owned subsidiary of Amgen, Inc. related to products based on TRAIL Receptor 2 (such as HGS-ETR2). In addition, Genentech, Inc. has opposed our European patent related to products based on TRAIL Receptor 1 (such as HGS-ETR1). Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.
If our patent applications do not result in issued patents, our competitors may obtain rights to and commercialize the discoveries we attempted to patent.
     Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. We are involved in a number of interference proceedings and may be involved in other interference proceedings in the future. For example, we are involved in interferences in the United States with both Genentech, Inc. and Immunex related to products based on TRAIL Receptor 2 (such as HGS-ETR2). In three of these interferences, we have initiated district court litigation to review an adverse decision by the Patent and Trademark Office. Additional litigation related to these TRAIL Receptor 2 interferences is likely. We are also involved in an interference in the United States with Biogen Idec related to products based on BLyS (such as LymphoStat-B). We and GSK have recently entered into a binding term sheet with Biogen Idec that provides for an exclusive license to this patent. We are in the process of negotiating a definitive license agreement. We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in an opposition proceeding brought by Eli Lilly and Company with respect to our European patent related to products based on BLyS (such as LymphoStat-B), oppositions in Australia brought by Genentech, Inc. and in Europe brought by Genentech, Inc. and Immunex with respect to our patent applications related to products based on TRAIL Receptor 2. In addition, Eli Lilly and Company has instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent. We expect a decision in this proceeding in the Spring or Summer of 2008. We cannot assure you that we will be successful in any of these proceedings.
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
     We are aware of existing products and products in research or development by our competitors that address the diseases we are targeting. Any of these products may compete with our product candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology or drugs under development obsolete or noncompetitive. In addition, our albumin fusion protein product is designed to be longer-acting versions of existing products. The existing product in many cases has an established market that may make the introduction of our product more difficult.
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
     We have not yet manufactured any products approved for commercial use and have limited experience in manufacturing materials suitable for commercial use. We have only recently begun to manufacture in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with cGMP requirements for commercial production. We may not be able to successfully establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.
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
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. For the twelve months ended March 31, 2008, the closing price of our common stock has been as low as $4.86 per share and as high as $11.79 per share. The market price of our common stock could fluctuate widely because of:
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

Dated: May 5, 2008

EXHIBIT INDEX
Exhibit Page Number

12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.