Form 10-Q
period 2008-06-30
HUMAN GENOME SCIENCES INC
filed 2008-07-30
CIK 901219

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008	Commission File Number 0-22962
HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware (State of organization)	22-3178468 (I.R.S. Employer Identification Number)
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
Yes ☐  No ☑
     The number of shares of the registrant’s common stock outstanding on June 30, 2008 was 135,548,419.

TABLE OF CONTENTS

		Page
		Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	3

	Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	35

	Signatures	36

	Exhibit Index	Exhibit Volume

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)

Revenue — research and development contracts	$11,567	$9,007	$23,842	$18,270

Costs and expenses:
Research and development	67,455	49,385	140,009	96,564
General and administrative	14,332	13,159	30,343	25,128
Lease termination and restructuring credits	—	(3,673)	—	(3,673)

Total costs and expenses	81,787	58,871	170,352	118,019

Income (loss) from operations	(70,220)	(49,864)	(146,510)	(99,749)

Investment income	5,888	8,427	12,595	17,093
Interest expense	(9,858)	(9,832)	(19,709)	(19,642)
Gain on sale of long-term equity investment	—	—	32,518	—

Income (loss) before taxes	(74,190)	(51,269)	(121,106)	(102,298)
Provision for income taxes	—	—	—	—

Net income (loss)	$(74,190)	$(51,269)	$(121,106)	$(102,298)

Basic and diluted net income (loss) per share	$(0.55)	$(0.38)	$(0.90)	$(0.76)

Weighted average shares outstanding, basic and diluted	135,341,265	134,239,831	135,310,548	134,136,177

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$39,091	$34,815
Short-term investments	49,466	93,952
Collaboration receivables	24,675	38,672
Prepaid expenses and other current assets	3,649	5,687

Total current assets	116,881	173,126

Marketable securities	378,289	404,142
Long-term equity investments	3,325	18,245
Property, plant and equipment (net of accumulated depreciation and amortization)	263,687	268,804
Restricted investments	72,494	70,931
Other assets	12,101	13,857

TOTAL ASSETS	$846,777	$949,105

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$92,495	$62,876
Accrued payroll and related taxes	11,898	14,448
Deferred revenues	45,008	45,219
Accrued exit and restructuring expenses	3,534	3,627

Total current liabilities	152,935	126,170

Convertible subordinated debt	510,000	510,000
Lease financing	245,354	244,099
Deferred revenues, net of current portion	50,650	73,049
Accrued exit and restructuring expenses, net of current portion	2,605	3,017
Other liabilities	5,722	4,672

Total liabilities	967,266	961,007

Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	1,355	1,349
Additional paid-in capital	1,879,723	1,866,426
Accumulated other comprehensive income	2,368	3,152
Accumulated deficit	(2,003,935)	(1,882,829)

Total stockholders’ equity (deficit)	(120,489)	(11,902)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$846,777	$949,105

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(121,106)	$(102,298)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	9,304	10,695
Depreciation and amortization	10,402	11,335
Credit for lease termination	—	(1,969)
Gain on sale of building	—	(1,704)
Gain on sale of long-term equity investment	(32,518)	—
Accrued interest on short-term investments, marketable securities and restricted investments	724	(5,474)
Non-cash expenses and other	1,547	1,181
Changes in operating assets and liabilities:
Collaboration receivables	13,997	31,693
Prepaid expenses and other assets	2,637	1,191
Accounts payable and accrued expenses	29,465	11,789
Accrued payroll and related taxes	(2,550)	(5,992)
Deferred revenues	(22,610)	(17,794)
Accrued exit and restructuring expenses	(757)	(1,230)
Other liabilities	1,030	963

Net cash used in operating activities	(110,435)	(67,614)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(15,065)	(104,825)
Proceeds from sale and maturities of short-term investments and marketable securities	83,887	183,455
Capital expenditures — property, plant and equipment	(3,951)	(1,427)
Purchase of building, net of transaction costs	—	(13,120)
Proceeds from sale of building, net of transaction costs	—	14,824
Proceeds from sale of long-term equity investment	47,336	—

Net cash provided by investing activities	112,207	78,907

Cash flows from financing activities:
Purchase of restricted investments and marketable securities	(16,949)	(19,046)
Proceeds from sale and maturities of restricted investments	15,542	10,138
Proceeds from issuance of common stock	4,016	3,729
Purchase of treasury stock	(105)	—

Net cash provided by (used in) financing activities	2,504	(5,179)

Net increase in cash and cash equivalents	4,276	6,114
Cash and cash equivalents — beginning of period	34,815	96,942

Cash and cash equivalents — end of period	$39,091	$103,056

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

     SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Six months ended June 30,
	2008	2007
	(dollars in thousands)

Cash paid during the period for:
Interest	$17,269	$17,065
Income taxes	$—	$—
During the six months ended June 30, 2008 and 2007, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $1,254 and $1,348, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase during this period.
During the six months ended June 30, 2008 and 2007, the Company recorded non-cash accretion of $252 and $372, respectively, related to its exit and restructuring accrual for a laboratory facility and certain Traville headquarters space.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2008
(dollars in thousands, except per share data)
Note 1. Interim Financial Statements
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six months ended June 30, 2008 and 2007, the Company’s financial position at June 30, 2008, and the cash flows for the six months ended June 30, 2008 and 2007. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K, as amended, and Quarterly Report on Form 10-Q for the three months ended March 31, 2008.
The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of future financial results.
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
Stock-based compensation expense related to employee stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), for the three and six months ended June 30, 2008 is not necessarily representative of the level of stock-based compensation expense under SFAS No. 123(R) in future periods due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.
The Company recorded stock-based compensation expense pursuant to these plans of $4,841 and $5,675 during the three months ended June 30, 2008 and 2007, respectively. The Company recorded stock-based compensation expense pursuant to these plans of $9,304 and $10,695 during the six months ended June 30, 2008 and 2007, respectively. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan and stock acquired by employees through the Purchase Plan.
Under the Incentive Plan, no shares of common stock were issued during the three months ended June 30, 2008. The Company issued 361,141 shares of common stock as a result of stock option exercises during the six months ended June 30, 2008. The Company granted 456,000 stock options with a weighted-average grant date fair value of $3.05 per share and 4,123,766 stock options with a weighted-average grant date fair value of $2.26 per share under the Incentive Plan during the three and six months ended June 30, 2008, respectively.
During the three months ended June 30, 2008, the Company did not award any restricted stock units (“RSUs”). During the six months ended June 30, 2008, the Company awarded 78,608 RSUs with a weighted-average grant date fair value of $4.92 per share. During the same period, 59,704 RSUs vested and the Company issued 38,266 shares of common stock to employees, net of 21,438 shares purchased to satisfy the employees’ tax liability related to the RSUs vesting. The cost of this treasury stock, which was subsequently retired, was $105.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2008
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
At June 30, 2008, the total authorized number of shares under the Incentive Plan, including prior plans, was 53,228,746. Options available for future grant were 5,637,095 as of June 30, 2008.
Note 3. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, marketable securities and long-term equity investments and cumulative foreign currency translation adjustment activity to be included in other comprehensive income.
During the three and six months ended June 30, 2008 and 2007, total comprehensive income (loss) amounted to:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$(74,190)	$(51,269)	$(121,106)	$(102,298)

Net unrealized gains (losses):
Short-term investments and marketable securities	(2,515)	(2,853)	(764)	(590)
Long-term investments	(225)	(214)	(103)	(135)
Restricted investments	(469)	(232)	129	67
Foreign currency translation	5	2	24	4

Subtotal	(3,204)	(3,297)	(714)	(654)
Reclassification adjustments for (gains) losses realized in net loss	(30)	13	(70)	65

Total comprehensive income (loss)	$(77,424)	$(54,553)	$(121,890)	$(102,887)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and six months ended June 30, 2008 and 2007, and their respective net proceeds were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Realized gains	$125	$117	$253	$192
Realized losses	(95)	(130)	(183)	(257)
Proceeds on sale of investments prior to maturity	21,717	30,704	57,026	79,668
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement
Collaboration Agreement with Novartis
During 2006, the Company entered into an agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of Albuferon®. Under the agreement, the Company and Novartis will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay the Company a royalty on

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2008
(dollars in thousands, except per share data)
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
those sales. The Company is entitled to payments aggregating approximately $507,500, including a non-refundable up-front license fee, upon the successful attainment of certain milestones. The Company and Novartis will share equally in clinical development costs. The Company is recognizing a 2006 up-front license fee of $45,000 as revenue over the clinical development period, estimated to end in 2010. Including the up-front fee, as of June 30, 2008 the Company has contractually earned and received payments aggregating $132,500. The Company is recognizing these payments as revenue ratably over the estimated remaining development period. The Company recognized revenue of $8,852 and $5,694 for the three months ended June 30, 2008 and 2007, respectively. The Company recognized revenue of $17,704 and $11,388 for the six months ended June 30, 2008 and 2007, respectively.
Collaboration Agreement with GSK
During 2006, the Company entered into an agreement with GlaxoSmithKline (“GSK”) for the co-development and commercialization of LymphoStat-B® arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK will share equally in Phase 3 and 4 development costs, sales and marketing expenses and profits of any product commercialized under the agreement. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and is recognizing this payment as revenue over the remaining clinical development period, estimated to end in 2010. The Company recognized revenue relating to this payment of $1,636 and $3,273 for both the three and six months ended June 30, 2008 and 2007, respectively.
During 2005, GSK exercised its option under an earlier collaboration agreement to develop and commercialize HGS-ETR1 jointly with the Company. During the three months ended June 30, 2008, the Company reacquired full rights to TRAIL Receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in exchange for a reduction in potential future royalties due to the Company for a product currently being developed by GSK.
CoGenesys Agreement
In connection with the Company’s 2006 sale of its CoGenesys division, the Company entered into a license agreement and a manufacturing services agreement with CoGenesys, which were subsequently amended, and acquired an equity investment in CoGenesys valued at $14,818. The Company allocated, based on estimated fair values, $7,575 of its consideration received to the product license and manufacturing services agreements, which is being recognized ratably over the term of the manufacturing services agreement. The Company recognized revenue of $655 and $687 during the three months ended June 30, 2008 and 2007, respectively, and $1,565 and $1,330 during the six months ended June 30, 2008 and 2007, respectively, relating to these agreements. In February 2008, Teva Pharmaceuticals Industries, Ltd. (“Teva”) acquired all the outstanding shares of CoGenesys resulting in CoGenesys no longer being deemed a related party of the Company.
During the three months ended March 31, 2008, the Company received $47,336 as partial payment for its equity investment in CoGenesys. The terms of the agreement between Teva and CoGenesys required an escrow account be established for 10% of the purchase price as security for CoGenesys’ representations, warranties, and covenants. The balance of the escrow will be paid to former CoGenesys shareholders in February 2009. Assuming no amounts are paid to Teva from escrow, the Company will be entitled to receive approximately $5,260 from the escrow account, which would represent additional gain when received. Because the Company has no information concerning the likelihood of the terms of the escrow agreement being satisfied, the Company has not included any potential proceeds from escrow in the calculation of the gain on the sale of its investment.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2008
(dollars in thousands, except per share data)
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
Collaboration reimbursements
Research and development expenses for the three months ended June 30, 2008 and 2007 are net of $22,190 and $20,571, respectively, of costs reimbursed by Novartis and GSK. Research and development expenses for the six months ended June 30, 2008 and 2007 are net of $43,008 and $42,458, respectively, of costs reimbursed by Novartis and GSK.
U.S. Government Agreement
During 2006, the United States Government (“USG”) exercised its option under the second phase of a 2005 contract to purchase 20,001 therapeutic courses of ABthrax™ for its Strategic National Stockpile. Under this two-phase contract, the Company will supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the USG. Under the first phase of the contract, the Company supplied ten grams of ABthrax to the U.S. Department of Health and Human Services for comparative in vitro and in vivo testing. Along with the cost to manufacture the 20,001 therapeutic courses, the Company has been incurring costs for certain animal and human studies as part of this contract. The USG is only required to pay the Company for this work or to purchase ABthrax if the Company meets the product requirements associated with this contract. The Company has expensed as incurred all costs associated with the contract because it has not yet met the product requirements.
Aegera Agreement
During 2007, the Company entered into a collaboration and license agreement with Aegera Therapeutics, Inc. (“Aegera”) under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a three-year research period. In 2007, the Company paid Aegera an aggregate of $20,000 for the license and for an equity investment in Aegera. Aegera may be entitled to receive up to $295,000 in future development and commercial milestone payments, including a $5,000 milestone payment made by the Company during the three months ended March 31, 2008. Aegera will receive royalties on net sales in the Company’s territory. In North America, Aegera will have the option to co-promote with the Company, under which Aegera will share certain expenses and profits in lieu of its royalties.
Note 5. Collaboration Receivables
Collaboration receivables includes unbilled receivables from Novartis and GSK in connection with the Company’s cost-sharing agreements of $20,801 and $35,092 as of June 30, 2008 and December 31, 2007, respectively, and other billed and unbilled receivables. The balance as of December 31, 2007 is net of a reserve of $3,500 related to costs that may not have been reimbursable under the cost sharing agreements. During the three months ended June 30, 2008 the Company received payment for the amount due as of December 31, 2007 within the established reserve amount and no reserve remains as of June 30, 2008.
Note 6. Commitments and Other Matters
In the normal course of business, the Company is periodically subject to various tax audits. The Company accrued approximately $400 with respect to non-income tax related audits as of December 31, 2007. During the three months ended March 31, 2008, the Company paid approximately $300 to resolve its open audits and has no accrual related to these audits as of June 30, 2008.
The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2008
(dollars in thousands, except per share data)
Note 6. Commitments and Other Matters (continued)
During the three months ended March 31, 2008, the Company accrued a charge of $1,750 to general and administrative expenses related to settlement of certain patent proceedings. As of June 30, 2008, this amount is included in accounts payable and accrued expenses on the consolidated balance sheets.
Note 7. Facility-Related Exit Costs and Other Restructuring Charges
As a result of the Company’s facilities consolidation efforts, the Company has exited various facility leases since 2004 and recorded exit and impairment charges relating to those exits. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis.
The following table summarizes the activity related to the liability for exit and restructuring expenses for the six months ended June 30, 2008, all of which is facilities-related:

Balance as of December 31, 2007	$6,644
Accretion recorded	252

Subtotal	6,896
Net cash paid	(757)

Balance as of June 30, 2008	6,139
Less current portion	(3,534)

$2,605

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

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2008
(dollars in thousands, except per share data)
Note 8. Fair Value of Financial Instruments (continued)
The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of June 30, 2008
	as of	Using Fair Value Hierarchy
Description	June 30, 2008	Level 1	Level 2	Level 3

Cash and cash equivalents	$39,091	$29,090	$10,001	$—
Short-term investments	49,466	—	49,466	—
Marketable securities	378,289	31,156	347,133	—
Restricted investments	72,494	18,934	53,560	—

Total	$539,340	$79,180	$460,160	$—

The Company’s Level 1 assets include cash, money market instruments and U.S. Treasury securities. Level 2 assets include government-sponsored enterprise securities, commercial paper, corporate bonds, asset-backed securities, and mortgage-backed securities. The Company’s privately-held equity investment is carried at cost and not included in the table above, and is reviewed for impairment at each reporting date.
The fair value of the Company’s convertible debt is based on quoted market prices. The quoted market prices of the Company’s convertible debt decreased to approximately $382,000 as of June 30, 2008 from $465,000 as of December 31, 2007. The Company evaluated its incremental borrowing rate as of June 30, 2008 based on the current interest rate environment and the Company’s credit risk. The fair value of the BioMed lease financing approximates the carrying amount of $245,354 as of June 30, 2008 based on a discounted cash flow analysis, given that the Company’s incremental borrowing rate has not changed materially since inception of the debt.
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
In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP No. APB 14-1 is effective for the Company as of January 1, 2009. The Company is currently evaluating the effect of FSP No. APB 14-1 and it has not yet determined the impact of the standard on its consolidated results of operations, financial position, or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2008 and 2007
Overview
     Human Genome Sciences (“HGS”) is a commercially focused biopharmaceutical company with three products in late-stage clinical development: Albuferon® for chronic hepatitis C, LymphoStat-B® for systemic lupus erythematosus, and ABthrax™ for inhalation anthrax. All three of these products are progressing toward commercialization. We have completed dosing for all patients in our Phase 3 trials for Albuferon. We expect to have the first Phase 3 data available by December 2008. We have completed enrollment of one of the Phase 3 trials of LymphoStat-B and expect to complete enrollment in the second Phase 3 trial in August 2008. Also, we expect to begin delivery of ABthrax to the U.S. Strategic National Stockpile by Fall 2008, which will result in our first product sales.
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
     We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain, other than potentially with respect to ABthrax. To date, substantially all of our revenue relates to payments made under our collaboration and license agreements.
     During 2006, we entered into a collaboration agreement with Novartis International Pharmaceutical, Ltd. (“Novartis”). Under this agreement, Novartis will co-develop and co-commercialize Albuferon and share equally in development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement and are recognizing this payment as revenue ratably over the estimated development period ending in 2010. Including this up-front fee, we are entitled to payments aggregating $507.5 million upon the successful attainment of certain milestones. As of June 30, 2008, we have contractually earned and received payments aggregating $132.5 million. We are recognizing these milestones as revenue ratably over the estimated remaining development period. We may not receive any future payments and may not be able to enter into additional collaboration agreements.
     In 2005, GSK exercised its option to co-develop and co-commercialize two of our products, LymphoStat-B and HGS-ETR1. In accordance with a co-development and co-commercialization agreement signed during 2006 related to LymphoStat-B, we and GSK will share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We received a $24.0 million payment during 2006 as partial consideration for entering into this agreement with respect to LymphoStat-B and are recognizing this payment as revenue ratably over the estimated development period ending in 2010. During the three months ended June 30, 2008, we reacquired all rights to TRAIL receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in exchange for a reduction in potential future royalties due to us for a product currently being developed by GSK.

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
     We expect that any significant revenue or income for at least the next several years may be limited to investment income, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK and Novartis, payments from the sale of product rights, ABthrax revenue and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials required for the development of antibody and protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or any future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
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
Results of Operations
     Revenues. Revenues were $11.6 million and $9.0 million for the three months ended June 30, 2008 and 2007, respectively. Revenues were $23.8 million and $18.3 million for the six months ended June 30, 2008 and 2007, respectively. Revenues for the three months ended June 30, 2008 included $8.9 million recognized from the Novartis agreement and $1.6 million recognized from the GSK LymphoStat-B agreement. Revenues for the three months ended June 30, 2007 included $5.7 million recognized from the Novartis agreement and $1.6 million from the GSK LymphoStat-B agreement. Revenues for the six months ended June 30, 2008 consisted primarily of $17.7 million recognized from the Novartis agreement and $3.3 million recognized from the GSK LymphoStat-B agreement. Revenues for the six months ended June 30, 2007 consisted primarily of $11.4 million recognized from the Novartis agreement and $3.3 million recognized from the GSK LymphoStat-B agreement.
     Expenses. Research and development net expenses were $67.5 million for the three months ended June 30, 2008 compared to $49.4 million for the three months ended June 30, 2007. Research and development net expenses were $140.0 million for the six months ended June 30, 2008 compared to $96.6 million for the six months ended June 30, 2007. Our gross expenses for the three and six months ended June 30, 2008 increased by $19.7 million and $44.0 million, respectively, compared to the three and six months ended June 30, 2007, primarily due to the ongoing execution of our Phase 3 clinical trials for LymphoStat-B and Albuferon, a milestone payment made during the three months ended March 31, 2008 of $5.0 million to Aegera Therapeutics, Inc. (“Aegera”) and increased manufacturing activities. Our research and development expenses for the three and six months ended June 30, 2008 are net of $22.2 million and $43.0 million, respectively, of costs reimbursed by Novartis and GSK. Our research and development expenses for the three and six months ended June 30, 2007 are net of $20.6 million and $42.5 million, respectively, of costs reimbursed by Novartis and GSK.

Results of Operations (continued)
     We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development.
     Our research costs increased to $6.0 million for the three months ended June 30, 2008 from $3.3 million for the three months ended June 30, 2007. Our research costs increased to $16.2 million for the six months ended June 30, 2008 from $7.8 million for the six months ended June 30, 2007. The increase for the three months ended June 30, 2008 is primarily due to animal studies being conducted for ABthrax and activity related to HGS1029, a product licensed from Aegera. The increase for the six months ended June 30, 2008 is primarily due to animal studies being conducted for ABthrax, activity related to HGS1029 and a $5.0 million milestone payment made to Aegera. Our research costs for the three months ended June 30, 2008 and 2007 are net of $0.5 million and $0.8 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our research costs for the six months ended June 30, 2008 and 2007 are net of $1.4 million and $1.5 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, increased to $9.2 million for the three months ended June 30, 2008 from $7.0 million for the three months ended June 30, 2007. Pharmaceutical sciences costs increased to $18.8 million for the six months ended June 30, 2008 from $13.8 million for the six months ended June 30, 2007. This increase is primarily due to increased activity related to device development for Albuferon and a decrease in reimbursable costs. Pharmaceutical sciences costs for the three months ended June 30, 2008 and 2007 are net of $0.1 million and $1.8 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Pharmaceutical sciences costs for the six months ended June 30, 2008 and 2007 are net of $0.5 million and $3.7 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our manufacturing costs increased to $21.7 million for the three months ended June 30, 2008 from $17.3 million for the three months ended June 30, 2007. Our manufacturing costs increased to $44.5 million for the six months ended June 30, 2008 from $31.2 million for the six months ended June 30, 2007. This increase is primarily due to costs associated with the production of ABthrax. Our manufacturing costs for the three months ended June 30, 2008 and 2007 are net of $3.3 million and $3.9 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our manufacturing costs for the six months ended June 30, 2008 and 2007 are net of $5.7 million and $11.2 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our cost reimbursements for manufacturing for the remainder of 2008 may vary from quarter to quarter depending on clinical manufacturing activity. Costs related to the manufacture of ABthrax will continue to be expensed as period costs until we receive initial approval from the U.S. Government, at which time such costs will be inventoried until the product is sold.
     Our clinical development costs increased to $30.6 million for the three months ended June 30, 2008 from $21.8 million for the three months ended June 30, 2007. Our clinical development costs increased to $60.6 million for the six months ended June 30, 2008 from $43.8 million for the six months ended June 30, 2007. The increase is primarily due to costs associated with the continuation of Phase 3 trials for LymphoStat-B and increased costs for HGS-ETR1 and ABthrax, partially offset by a decrease in Phase 3 trial costs for Albuferon. Our clinical development expenses for the three months ended June 30, 2008 and 2007 are net of $18.3 million and $14.0 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our clinical development expenses for the six months ended June 30, 2008 and 2007 are net of $35.4 million and $26.0 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     General and administrative expenses increased to $14.3 million for the three months ended June 30, 2008 from $13.2 million for the three months ended June 30, 2007. General and administrative expenses increased to $30.3 million for the six months ended June 30, 2008 compared to $25.1 million for the six months ended June 30, 2007.

Results of Operations (continued)
This increase is due to increased legal expenses, including an accrual for a settlement in the amount of $1.8 million, associated with patent proceedings for certain of our products during the six months ended June 30, 2008 and increased preparatory activities for commercialization.
     During the three months ended June 30, 2007, we recorded a gain and the reversal of a liability aggregating $3.7 million in connection with the purchase and sale of a laboratory building.
     Investment income decreased to $5.9 million for the three months ended June 30, 2008 compared to $8.4 million for the three months ended June 30, 2007. Investment income decreased to $12.6 million for the six months ended June 30, 2008 from $17.1 million for the six months ended June 30, 2007. The decrease in investment income for the three and six months ended June 30, 2008 was primarily due to lower average investment balances in 2008 as compared to 2007.
     Interest expense was $9.9 million and $9.8 million for the three months ended June 30, 2008 and 2007, respectively. Interest expense was $19.7 million and $19.6 million for the six months ended June 30, 2008 and 2007, respectively.
     Our gain on sale of long-term equity investment during the six months ended June 30, 2008 of $32.5 million relates to the sale of our investment in CoGenesys. We received initial proceeds of $47.3 million. Our cost basis in this investment was $14.8 million.
     Net Income (Loss). We recorded a net loss of $74.2 million, or $0.55 per share, for the three months ended June 30, 2008 compared to a net loss of $51.3 million, or $0.38 per share, for the three months ended June 30, 2007. We recorded a net loss of $121.1 million, or $0.90 per share, for the six months ended June 30, 2008 compared to a net loss of $102.3 million, or $0.76 per share, for the six months ended June 30, 2007. The increased loss for the three months ended June 30, 2008 is primarily due to increased research and development and general and administrative expenses. During the six months ended June 30, 2008, the increased loss is primarily due to increased research and development and general and administrative expenses, partially offset by the gain on sale of our CoGenesys investment of $32.5 million, or $0.24 per share.
Liquidity and Capital Resources
     We had a working capital shortfall of $36.1 million at June 30, 2008 and working capital of $47.0 million at December 31, 2007. Although current liabilities exceed current assets as of June 30, 2008, current liabilities include $45.0 million of deferred revenue which will be relieved through non-cash amortization. The decrease in our working capital for the six months ended June 30, 2008 is primarily due to the use of working capital to fund our operations, partially offset by receipt of $47.3 million related to the sale of our investment in CoGenesys. We are entitled to receive approximately $5.3 million in February 2009 related to this transaction (see Note 4, Collaboration Agreements, License Agreement and U.S. Government Agreement, of the Notes to the Consolidated Financial Statements for additional discussion).
     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on clinical trials and manufacturing required for the development of our active product candidates. In the event our working capital needs for 2008 exceed our available working capital, we may use our non-current marketable securities, which are classified as “available-for-sale”. We may improve our working capital position during 2008 through the sale of ABthrax product, receipt of collaboration fees or financing activities. We will be evaluating our working capital position on a continuing basis.
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
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

Clinical Trial Status as of June 30,(2)
Product Candidate(1)	Indication	2008	2007

Albuferon	Hepatitis C	Phase 3	Phase 3
LymphoStat-B	Systemic Lupus Erythematosus	Phase 3	Phase 3
LymphoStat-B	Rheumatoid Arthritis	Phase 2 (3)	Phase 2(3)
HGS-ETR1	Cancer	Phase 2	Phase 2
HGS-ETR2	Cancer	Phase 1	Phase 1
ABthrax	Anthrax	(4)	(4)
HGS1029	Cancer	Phase 1	—

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Initial Phase 2 trial completed; extension safety study ongoing and further development under review.

(4)	U.S. Government executed the second phase of the contract in 2006, placing an order for 20,001 doses of ABthrax. In addition, clinical development and manufacturing activities are in progress.
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
     Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize Albuferon. Under this agreement, we will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We and Novartis share equally in clinical development costs. Including a non-refundable up-front license fee, we are entitled

Liquidity and Capital Resources (continued)
to payments aggregating approximately $507.5 million upon successful attainment of certain milestones. As of June 30, 2008, we have contractually earned and received milestones aggregating $132.5 million including the up-front fee.
     In 2006, we entered into a collaboration agreement with GSK with respect to LymphoStat-B and received a payment of $24.0 million. We and GSK share equally in Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We are recognizing the milestones received from Novartis and GSK as revenue ratably over the estimated remaining development period.
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
     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. We may undertake financings and may repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.
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
     Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3.8 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions in 2009, which could in turn affect our rent and the level of our restricted investments. We have restricted investments of approximately $15.4 million and $15.0 million as of June 30, 2008 and December 31, 2007, respectively, which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond Indenture Trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $40.0 million in 2008 to approximately $21.0 million in 2019.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. In addition, we continue to face risks related to animal and human testing, to the manufacture of ABthrax and to FDA concurrence that ABthrax meets the requirements of the ABthrax contract. If we are unable to meet the product requirements associated with the ABthrax contract, the U.S. Government will not be required to reimburse us for the costs incurred or to purchase any ABthrax doses, and we will not receive any of the expected revenues related to ABthrax. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

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
     We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $7.8 million, or approximately 1.45% of the aggregate fair value of $539.3 million at June 30, 2008. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of June 30, 2008. We believe that any market change related to our investment securities held as of June 30, 2008 is not material to our consolidated financial statements. As of June 30, 2008, the yield on comparable two-year investments was approximately 2.6% as compared to our current portfolio yield of approximately 4.5%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
     We have equity investments in Aegera and VIA Pharmaceuticals, Inc. (“VIA”). Because Aegera is a privately-held entity, we are unable to obtain a quoted market price with respect to the fair value of this investment. We paid $5.0 million for the Aegera investment, but recorded and carry the investment at $3.1 million based on the value per share obtained by Aegera through external financing during 2007. We review the carrying value of the Aegera investment on a periodic basis for indicators of impairment, and adjust the value accordingly. Our investment in Aegera is denominated in Canadian dollars and is subject to foreign currency risk. As of June 30, 2008, the fair value of our equity investment in VIA, based on quoted market prices, was approximately $0.2 million. We account for the VIA investment as “available for sale” and have a corresponding unrealized gain on our balance sheet of an amount equal to the VIA market value. Accordingly, any write-down of our investment balance for VIA will be fully offset by the unrealized gain. Our investment in VIA is subject to equity market risk.
     The facility leases we entered into during 2006 require us to maintain minimum levels of restricted investments of approximately $46.0 million, or $39.5 million if in the form of cash, as collateral for these facilities. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, and our additional collateral for one of our operating leases, our overall level of restricted investments is currently required to be approximately $70.0 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment.
     Our convertible subordinated notes bear interest at fixed rates. As a result, our interest expense on these notes is not affected by changes in interest rates.
     During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”) that is assisting in our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks to be immaterial to our operations as a whole. During 2005, we established a wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) that is sponsoring some of our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks with respect to HGS Pacific.

Item 4.	Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2008, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We expect to continue to incur losses and we cannot assure you that we will ever become profitable. A number of our products are in late-stage development, however it will be several years, if ever, before we are likely to receive continuing revenue from product sales or substantial royalty payments. We will continue to incur substantial expenses relating to research, development and manufacturing efforts and human studies. The development of our products requires significant further research, development, testing or regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.
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
     Our ability to discover and develop new products will depend on our internal research capabilities and our ability to acquire products. Our internal research capability was reduced when we completed the spin-off of CoGenesys. Although we continue to conduct research and development activities on products, our limited resources for new products may not be sufficient to discover and to develop new drug candidates.
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
     We are conducting Phase 3 clinical development programs for Albuferon and LymphoStat-B. Each of these development programs includes two Phase 3 clinical trials which are large-scale, multi-center trials and more expensive than our Phase 1 and Phase 2 clinical trials. These Phase 3 clinical trials will not be completed until 2008/2009, at the earliest. In January 2008, we modified the dosing in the two Albuferon Phase 3 trials based on a recommendation from our independent Data Monitoring Committee (“DMC”). The DMC recommendation was based on the incidence rate of serious pulmonary adverse events in the high dose arm of the two trials. The DMC for Albuferon has completed the monitoring of these trials now that the dosing period has concluded in both studies. We cannot assure you that we will be able to complete our Phase 3 clinical trials successfully or obtain FDA approval of Albuferon or LymphoStat-B, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Albuferon and/or LymphoStat-B may be marketed.
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
We reacquired rights to HGS-ETR1 from GSK, as well as all rights to other TRAIL Receptor 1 and 2 antibodies. We may be unsuccessful in developing and commercializing products from these antibodies without a collaborative partner.
     As part of our September 1996 agreement with GSK, we granted a 50/50 co-development and commercialization option to GSK for certain human therapeutic products that successfully complete Phase 2a clinical trials. In August 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1 (mapatumumab) jointly with us. In April 2008, we announced that we had reacquired all rights to our TRAIL receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in return for a reduction in royalties due to us if Syncria®, a GSK product for which we would be owed royalties, is commercialized. We also announced that our agreement with the pharmaceutical division of Kirin Brewery Company, Ltd. for joint development of antibodies to TRAIL receptor 2 had been terminated. Takeda Pharmaceutical Company, Ltd. has the right to develop HGS-ETR1 in Japan. As a result of these actions, we have assumed full responsibility for the development and commercialization of products based on these antibodies, except for HGS-ETR1 in Japan.

     Product development and commercialization are very expensive and involve a high degree of risk. We have limited experience in the clinical development, manufacturing, distribution, and promotion of our products. We are exploring opportunities for a new partnership to assist in the development and commercialization of TRAIL receptor antibodies. We do not know if we will enter into any such partnership, nor do we know if we will be successful in developing and commercializing TRAIL receptor antibodies either with or without a partnership.
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
     We have received the majority of our revenue from payments made under collaboration agreements with GSK and Novartis, and to a lesser extent, other agreements. The research term of our initial GSK collaboration agreement and many of our other collaboration agreements expired in 2001. None of these collaboration agreements was renewed and we may not be able to enter into additional collaboration agreements. While our partners under our initial GSK collaboration agreement have informed us that they have been pursuing research programs involving different genes for the creation of small molecule, protein and antibody drugs, we cannot assure you that any of these programs will be continued or will result in any approved drugs.
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
     Each of our collaborators is developing a variety of products, some with other partners. Our collaborators may pursue existing or alternative technologies to develop drugs targeted at the same diseases instead of using our licensed technology to develop products in collaboration with us. Our collaborators may also develop products that are similar to or compete with products they are developing in collaboration with us. If our collaborators pursue these other products instead of our products, we may not receive milestone or royalty payments. For example, GSK has been developing for the treatment of insomnia an orexin inhibitor based on our technology and to which we are entitled to milestones, royalties and co-promotion rights. In July 2008, GSK announced a collaboration with Actelion Ltd. to co-develop and co-commercialize a different orexin inhibitor. While GSK has stated publicly that it intends to continue work on the inhibitor derived from our technology, there can be no assurance that it will continue to do so or that such work will lead to a commercial product.

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
     As of June 30, 2008, we had long-term obligations of approximately $755.0 million. During the three and six months ended June 30, 2008, we made interest and principal payments of $5.8 million and $11.7 million, respectively, on our indebtedness. Our substantial debt will have several important consequences for our future operations. For instance:
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
     Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. In the U.S., Congress is considering significant changes to U.S. intellectual property laws which could affect the extent and scope of existing protections for biotechnology products and processes. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings relating to the scope of protection of our patents and those of others. For example, we are involved in European opposition proceedings against an issued patent of Biogen Idec. In this opposition, the European Patent Office (“EPO”) found the claims of Biogen Idec’s patent to be valid. The claims relate to a method of treating autoimmune diseases using an antibody to BLyS. We and GSK have recently entered into a binding term sheet with Biogen Idec that provides for an exclusive license to this European patent. We are in the process of negotiating a definitive license agreement. We have also opposed European patents issued to Genentech, Inc. and Immunex, a wholly-owned subsidiary of Amgen, Inc. related to products based on TRAIL Receptor 2 (such as HGS-ETR2). In addition, Genentech, Inc. has opposed our European patent related to products based on TRAIL Receptor 1 (such as HGS-ETR1). Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.
If our patent applications do not result in issued patents, our competitors may obtain rights to and commercialize the discoveries we attempted to patent.
     Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. We are involved in a number of interference proceedings and may be involved in other interference proceedings in the future. For example, we are involved in interferences in the United States with both Genentech, Inc. and Immunex related to products based on TRAIL Receptor 2 (such as HGS-ETR2). In three of these interferences, we have initiated district court litigation to review adverse decisions by the Patent and Trademark Office. Additional litigation related to these TRAIL Receptor 2 interferences is likely. We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in an opposition proceeding brought by Eli Lilly and Company with respect to our European patent related to products based on BLyS (such as LymphoStat-B); recently, the Opposition Division of the EPO held that our European patent drawn to BLyS compositions, including antibodies, was invalid. We currently plan to appeal this decision. We are also involved in oppositions in Australia brought by Genentech, Inc. and in Europe brought by Genentech, Inc. and Immunex with respect to our patent applications related to products based on TRAIL Receptor 2. In addition, Eli Lilly and Company has instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent. We are awaiting a decision in this proceeding . We cannot assure you that we will be successful in any of these proceedings.

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
Our certificate of incorporation and bylaws could discourage acquisition proposals, delay a change in control or prevent transactions that are in your best interests.
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
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. For the twelve months ended June 30, 2008, the closing price of our common stock has been as low as $4.86 per share and as high as $11.79 per share. The market price of our common stock could fluctuate widely because of:
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

Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders, held on May 7, 2008, the following members were re-elected to the Board of Directors:

	Affirmative Votes	Votes Withheld
Terms expiring in 2009:

Tuan Ha-Ngoc	116,477,879	757,122
Robert C. Young	115,835,215	1,399,786
     The following proposals were approved at our Annual Meeting of Shareholders:

		Negative
	Affirmative Votes	Votes	Abstentions	Broker Non-Votes
Amendment to the Company’s Certificate of Incorporation to declassify the Board of Directors so that directors will be elected annually	116,747,344	392,200	95,456	—

		Negative
	Affirmative Votes	Votes	Abstentions	Broker Non-Votes
Ratification of the selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending December 31, 2008.	116,866,537	188,321	180,142	—

Item 6. Exhibits
12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

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

Dated: July 30, 2008

EXHIBIT INDEX
Exhibit Page Number
12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.