Form 10-Q
period 2008-09-30
HUMAN GENOME SCIENCES INC
filed 2008-11-06
CIK 901219

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008	Commission File Number 0-22962
HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware (State of organization)	22-3178468 (I.R.S. Employer Identification Number)
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding on September 30, 2008 was 135,513,499.

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share amounts)

Revenue — research and development contracts	$11,674	$11,056	$35,516	$29,326

Costs and expenses:
Research and development	54,185	61,869	194,194	158,433
General and administrative	15,662	14,621	46,005	39,749
Lease termination and restructuring credits	—	—	—	(3,673)

Total costs and expenses	69,847	76,490	240,199	194,509

Income (loss) from operations	(58,173)	(65,434)	(204,683)	(165,183)

Investment income	5,989	8,035	18,584	25,128
Interest expense	(9,880)	(9,858)	(29,589)	(29,500)
Charge for impaired investments	(6,049)	—	(6,049)	—
Gain on sale of long-term equity investment	—	—	32,518	—

Income (loss) before taxes	(68,113)	(67,257)	(189,219)	(169,555)
Provision for income taxes	—	—	—	—

Net income (loss)	$(68,113)	$(67,257)	$(189,219)	$(169,555)

Basic and diluted net income (loss) per share	$(0.50)	$(0.50)	$(1.40)	$(1.26)

Weighted average shares outstanding, basic and diluted	135,486,677	134,394,174	135,371,579	134,220,053

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$19,205	$34,815
Short-term investments	28,185	93,952
Collaboration receivables	32,832	38,672
Prepaid expenses and other current assets	4,984	5,687

Total current assets	85,206	173,126

Marketable securities	312,881	404,142
Long-term equity investments	3,083	18,245
Property, plant and equipment (net of accumulated depreciation and amortization)	262,424	268,804
Restricted investments	72,562	70,931
Other assets	11,252	13,857

TOTAL ASSETS	$747,408	$949,105

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$78,268	$62,876
Accrued payroll and related taxes	16,034	14,448
Deferred revenues	44,577	45,219
Accrued exit and restructuring expenses	3,325	3,627

Total current liabilities	142,204	126,170

Convertible subordinated debt	510,000	510,000
Lease financing	245,908	244,099
Deferred revenues, net of current portion	39,985	73,049
Accrued exit and restructuring expenses, net of current portion	2,096	3,017
Other liabilities	6,195	4,672

Total liabilities	946,388	961,007

Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	1,355	1,349
Additional paid-in capital	1,884,424	1,866,426
Accumulated other comprehensive income (loss)	(12,711)	3,152
Accumulated deficit	(2,072,048)	(1,882,829)

Total stockholders’ equity (deficit)	(198,980)	(11,902)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$747,408	$949,105

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(189,219)	$(169,555)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	13,948	16,430
Depreciation and amortization	15,809	16,852
Charge for impaired investments	6,049	—
Gain on sale of long-term equity investment	(32,518)	—
Credit for lease termination	—	(1,969)
Gain on sale of building	—	(1,704)
Accrued interest on short-term investments, marketable securities and restricted investments	1,170	(4,518)
Non-cash expenses and other	1,634	1,713
Changes in operating assets and liabilities:
Collaboration receivables	5,840	28,825
Prepaid expenses and other assets	1,573	397
Accounts payable and accrued expenses	16,230	16,876
Accrued payroll and related taxes	1,586	(2,380)
Deferred revenues	(33,706)	11,313
Accrued exit and restructuring expenses	(1,590)	(1,671)
Other liabilities	1,486	1,492

Net cash used in operating activities	(191,708)	(87,899)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(15,065)	(124,602)
Proceeds from sale and maturities of short-term investments and marketable securities	150,256	224,093
Capital expenditures — property, plant and equipment	(8,540)	(1,818)
Purchase of building, net of transaction costs	—	(13,120)
Proceeds from sale of building, net of transaction costs	—	14,824
Proceeds from sale of long-term equity investment	47,336	—

Net cash provided by investing activities	173,987	99,377

Cash flows from financing activities:
Purchase of restricted investments and marketable securities	(23,976)	(21,309)
Proceeds from sale and maturities of restricted investments	22,157	14,190
Proceeds from issuance of common stock	4,035	4,982
Purchase of treasury stock	(105)	—

Net cash provided by (used in) financing activities	2,111	(2,137)

Net increase in cash and cash equivalents	(15,610)	9,341
Cash and cash equivalents — beginning of period	34,815	96,942

Cash and cash equivalents — end of period	$19,205	$106,283

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Nine months ended September 30,
	2008	2007
	(dollars in thousands)

Cash paid during the period for:
Interest	$25,718	$25,411
Income taxes	$—	$—
During the nine months ended September 30, 2008 and 2007, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $1,808 and $1,952, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase during this period.
During the nine months ended September 30, 2008 and 2007, the Company recorded non-cash accretion of $367 and $516, respectively, related to its exit and restructuring accrual for a laboratory facility and certain Traville headquarters space.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2008
(dollars in thousands, except per share data)
Note 1. Interim Financial Statements
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months ended September 30, 2008 and 2007, the Company’s financial position at September 30, 2008, and the cash flows for the nine months ended September 30, 2008 and 2007. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K, as amended, and the Company’s March 31, 2008 and June 30, 2008 Quarterly Reports on Form 10-Q.
The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of future financial results.
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
Stock-based compensation expense related to employee stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), for the three and nine months ended September 30, 2008 is not necessarily representative of the level of stock-based compensation expense under SFAS No. 123(R) in future periods due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.
The Company recorded stock-based compensation expense pursuant to these plans of $4,644 and $5,735 during the three months ended September 30, 2008 and 2007, respectively. The Company recorded stock-based compensation expense pursuant to these plans of $13,948 and $16,430 during the nine months ended September 30, 2008 and 2007, respectively. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan and stock acquired by employees through the Purchase Plan.
Under the Incentive Plan, 3,095 shares of common stock were issued as a result of stock option exercises during the three months ended September 30, 2008. The Company issued 364,236 shares of common stock as a result of stock option exercises during the nine months ended September 30, 2008. The Company granted 246,800 stock options with a weighted-average grant date fair value of $2.54 per share and 4,370,566 stock options with a weighted-average grant date fair value of $2.27 per share under the Incentive Plan during the three and nine months ended September 30, 2008, respectively.
During the three months ended September 30, 2008, the Company did not award any restricted stock units (“RSUs”). During the nine months ended September 30, 2008, the Company awarded 78,608 RSUs with a weighted-average grant date fair value of $4.92 per share. During the same period, 59,704 RSUs vested and the Company issued 38,266 shares of common stock to employees, net of 21,438 shares purchased to satisfy the employees’ tax liability related to the RSUs vesting. The cost of this treasury stock, which was subsequently retired, was $105.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2008
(dollars in thousands, except per share data)
Note 2. Stock-Based Compensation (continued)
At September 30, 2008, the total authorized number of shares under the Incentive Plan, including prior plans, was 53,228,746. Options available for future grant were 5,706,809 as of September 30, 2008.
Note 3. Investments
Investments, including accrued interest, at September 30, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

Government-sponsored enterprise securities	$14,389	$72	$—	$14,461
Corporate debt securities	13,809	3	(88)	13,724

Subtotal — Short-term investments	28,198	75	(88)	28,185

U.S. Treasury and agencies	23,006	1,601	(112)	24,495
Government-sponsored enterprise securities	128,180	2,394	(448)	130,126
Corporate debt securities	173,766	314	(15,820)	158,260

Subtotal — Marketable securities	324,952	4,309	(16,380)	312,881

Investment in Aegera Therapeutics	2,959	—	—	2,959
Investment in VIA Pharmaceuticals	—	124	—	124

Subtotal — Long-term equity investments	2,959	124	—	3,083

Cash and cash equivalents	13,399	—	—	13,399
U.S. Treasury and agencies	7,084	83	—	7,167
Government-sponsored enterprise securities	15,948	136	(13)	16,071
Corporate debt securities	36,730	45	(850)	35,925

Subtotal — Restricted investments	73,161	264	(863)	$72,562

Total	$429,270	$4,772	$(17,331)	$416,711

The deterioration of the credit markets during the three months ended September 30, 2008 had a detrimental effect on the Company’s investment portfolio. During the three months ended September 30, 2008, Lehman Brothers Holdings, Inc. (“LBHI”) experienced a significant deterioration in its credit worthiness and filed a petition under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company determined that its investment in LBHI debt securities had incurred an other-than-temporary impairment, and accordingly, recorded an impairment charge of $6,049 which is reflected on the consolidated statements of operations. Further deterioration in the credit markets may have a further adverse effect on the fair value of the Company’s investment portfolio; however, as of September 30, 2008 the Company has not recorded any additional impairments. The Company has the ability and intent to hold these investments until a recovery of fair value.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2008
(dollars in thousands, except per share data)
Note 3. Investments (continued)
The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investment securities at September 30, 2008:

	Short-term		Marketable		Restricted
	Investments		Securities		Investments
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Maturities	Cost	Value	Cost	Value	Cost	Value
Less than one year	$28,198	$28,185	$—	$—	$30,132	$29,924
Due in year two through year three	—	—	289,464	277,490	32,934	32,556
Due in year four through year five	—	—	30,563	30,454	2,074	1,996
Due after five years	—	—	4,925	4,937	8,021	8,086

Total	$28,198	$28,185	$324,952	$312,881	$73,161	$72,562

Note 4. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, marketable securities and long-term equity investments and cumulative foreign currency translation adjustment activity to be included in other comprehensive income.
During the three and nine months ended September 30, 2008 and 2007, total comprehensive income (loss) amounted to:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(68,113)	$(67,257)	$(189,219)	$(169,555)

Net unrealized gains (losses):
Short-term investments and marketable securities	(13,498)	4,097	(14,262)	3,507
Long-term investments	(243)	(106)	(346)	(241)
Restricted investments	(670)	617	(541)	684
Foreign currency translation	(17)	12	7	18

Subtotal	(14,428)	4,620	(15,142)	3,968
Reclassification adjustments for (gains) losses realized in net loss	(651)	(50)	(721)	14

Total comprehensive income (loss)	$(83,192)	$(62,687)	$(205,082)	$(165,573)

During the three months ended September 30, 2008, the Company recorded an impairment charge relating to its investment in debt securities issued by LBHI of $6,049 due to the significant reduction in market value of LBHI’s debt securities that the Company believes may not be temporary as a result of LBHI’s bankruptcy. See Note 3, Investments, for additional discussion. This impairment charge is included in the net loss of $68,113 and $189,219 for the three and nine months ended September 30, 2008, respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2008
(dollars in thousands, except per share data)
Note 4. Comprehensive Income (Loss) (continued)
The effect of income taxes on items in other comprehensive income (loss) is $0 for all periods presented.
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and nine months ended September 30, 2008 and 2007, and their respective net proceeds were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Realized gains	$734	$146	$988	$339
Realized losses	(83)	(96)	(267)	(353)
Proceeds on sale of investments prior to maturity	76,197	14,584	133,222	94,252
Note 5. Collaboration Agreements, License Agreement and U.S. Government Agreement
Collaboration Agreement with Novartis
During 2006, the Company entered into an agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of Albuferon®. Under the agreement, the Company and Novartis will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay the Company a royalty on those sales. The Company is entitled to payments aggregating approximately $507,500, including a non-refundable up-front license fee, upon the successful attainment of certain milestones. The Company and Novartis will share clinical development costs. The Company is recognizing a 2006 up-front license fee of $45,000 as revenue over the clinical development period, estimated to end in 2010. Including the up-front fee, as of September 30, 2008, the Company has contractually earned and received payments aggregating $132,500. The Company is recognizing these payments as revenue ratably over the estimated remaining development period. The Company recognized revenue of $8,852 and $7,799 for the three months ended September 30, 2008 and 2007, respectively. The Company recognized revenue of $26,556 and $19,187 for the nine months ended September 30, 2008 and 2007, respectively.
Collaboration Agreement with GSK
During 2006, the Company entered into an agreement with GlaxoSmithKline (“GSK”) for the co-development and commercialization of LymphoStat-B® arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK will share Phase 3 and 4 development costs, sales and marketing expenses and profits of any product commercialized under the agreement. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and is recognizing this payment as revenue over the remaining clinical development period, estimated to end in 2010. The Company recognized revenue relating to this payment of $1,636 and $4,909 for both the three and nine months ended September 30, 2008 and 2007, respectively.
During 2005, GSK exercised its option under an earlier collaboration agreement to develop and commercialize HGS-ETR1 jointly with the Company. During the nine months ended September 30, 2008, the Company reacquired GSK’s rights to TRAIL Receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in exchange for a reduction in potential future royalties due to the Company for a product currently being developed by GSK.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2008
(dollars in thousands, except per share data)
Note 5. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
CoGenesys Agreement
In connection with the Company’s 2006 sale of its CoGenesys division, the Company entered into a license agreement and a manufacturing services agreement with CoGenesys, which were subsequently amended, and acquired an equity investment in CoGenesys valued at $14,818. The Company allocated, based on estimated fair values, $7,575 of its consideration received to the product license and manufacturing services agreements, which is being recognized ratably over the term of the manufacturing services agreement. The Company recognized revenue of $673 and $731 during the three months ended September 30, 2008 and 2007, respectively, and $2,237 and $2,062 during the nine months ended September 30, 2008 and 2007, respectively, relating to these agreements. In February 2008, Teva Pharmaceuticals Industries, Ltd. (“Teva”) acquired all the outstanding shares of CoGenesys resulting in CoGenesys no longer being deemed a related party of the Company.
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
Collaboration reimbursements
Research and development expenses for the three months ended September 30, 2008 and 2007 are net of $21,051 and $22,108, respectively, of costs reimbursed by Novartis and GSK. Research and development expenses for the nine months ended September 30, 2008 and 2007 are net of $64,059 and $64,567, respectively, of costs reimbursed by Novartis and GSK.
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
Aegera Agreement
During 2007, the Company entered into a collaboration and license agreement with Aegera Therapeutics, Inc. (“Aegera”), under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a three-year research period. In 2007, the Company paid Aegera an aggregate of $20,000 for the license and for an equity investment in Aegera. Aegera may be entitled to receive up to $295,000 in future development and commercial milestone

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2008
(dollars in thousands, except per share data)
Note 5. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
payments, including a $5,000 milestone payment made by the Company during the three months ended March 31, 2008. Aegera will receive royalties on net sales in the Company’s territory. In North America, Aegera will have the option to co-promote with the Company, pursuant to which Aegera will share certain expenses and profits in lieu of its royalties.
Note 6. Collaboration Receivables
Collaboration receivables includes billed and unbilled receivables from Novartis and GSK in connection with the Company’s cost-sharing agreements of $29,205 and $35,092 as of September 30, 2008 and December 31, 2007, respectively, and other billed and unbilled receivables. The balance as of December 31, 2007 is net of a reserve of $3,500 related to costs that may not have been reimbursable under the cost sharing agreements. During the three months ended June 30, 2008, the Company received payment for the amount due as of December 31, 2007 within the established reserve amount and no reserve remains as of September 30, 2008.
Note 7. Commitments and Other Matters
In the normal course of business, the Company is periodically subject to various tax audits. The Company accrued approximately $400 with respect to non-income tax related audits as of December 31, 2007. During the three months ended March 31, 2008, the Company paid approximately $300 to resolve its open audits and has no accrual related to these audits as of September 30, 2008.
The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.
During the three months ended March 31, 2008, the Company accrued a charge of $1,750 to general and administrative expenses related to the probable settlement of certain patent proceedings. During the three months ended September 30, 2008, the Company accrued a charge of $1,500 to general and administrative expenses related to the probable settlement of certain other patent proceedings. As of September 30, 2008, these amounts are included in accounts payable and accrued expenses on the consolidated balance sheets.
Note 8. Facility-Related Exit Costs and Other Restructuring Charges
The Company has exited various facility leases since 2004 and recorded exit and impairment charges relating to those exits. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis.
The following table summarizes the activity related to the liability for exit and restructuring expenses for the nine months ended September 30, 2008, all of which is facilities-related:

Balance as of December 31, 2007	$6,644
Accretion recorded	367

Subtotal	7,011
Net cash paid	(1,590)

Balance as of September 30, 2008	5,421
Less current portion	(3,325)

$2,096

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2008
(dollars in thousands, except per share data)
Note 9. Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments.
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
Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.
The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of September 30, 2008
	as of	Using Fair Value Hierarchy
Description	September 30, 2008	Level 1	Level 2	Level 3

Cash and cash equivalents	$19,205	$17,205	$2,000	$—
Short-term investments	28,185	—	28,185	—
Marketable securities	312,881	24,495	288,386	—
Restricted investments	72,562	20,566	51,996	—

Total	$432,833	$62,266	$370,567	$—

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
The fair value of the Company’s convertible debt is based on quoted market prices. The quoted market prices of the Company’s convertible debt decreased to approximately $353,400 as of September 30, 2008 from $465,000 as of December 31, 2007. The Company evaluated its incremental borrowing rate as of September 30, 2008 based on the current interest rate environment and the Company’s credit risk. The fair value of the BioMed lease financing approximates the carrying amount of $245,908 as of September 30, 2008 based on a discounted cash flow analysis, given that the Company’s incremental borrowing rate has not changed materially since inception of the debt.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2008
(dollars in thousands, except per share data)
Note 10. Recent Accounting Pronouncements
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
In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008 (see Note 9, Fair Value of Financial Instruments, for further details). There was no material effect upon adoption of this accounting pronouncement on the Company’s consolidated results of operations, financial position or liquidity. The Company does not expect the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities to have a material impact on its consolidated results of operations, financial position or liquidity.
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for the Company as of January 1, 2009. The Company is currently evaluating the effect of FSP APB 14-1 and it has not yet determined the impact of the standard on its consolidated results of operations, financial position or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2008 and 2007
Overview
     Human Genome Sciences (“HGS”) is a commercially focused biopharmaceutical company with three products in late-stage clinical development: Albuferon® for chronic hepatitis C, LymphoStat-B® for systemic lupus erythematosus, and ABthrax™ for inhalation anthrax. All three of these products are progressing toward commercialization. We have completed dosing for all patients in our Phase 3 trials for Albuferon. We expect to have the first Phase 3 data available by December 2008. We have completed enrollment of both Phase 3 trials of LymphoStat-B. We are also awaiting authorization to begin the delivery of ABthrax to the U.S. Strategic National Stockpile (“SNS”). Upon delivery and SNS acceptance, we will record our first product sales.
     HGS also has a number of novel drugs in earlier stages of development, led by our TRAIL receptor antibodies in mid-stage development for cancer and substantial financial rights to three novel drugs in the GlaxoSmithKline (“GSK”) clinical pipeline.
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
     We have not received any significant product sales revenue or royalties from product sales and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain, other than potentially with respect to ABthrax. To date, substantially all of our revenue relates to payments received under our collaboration and license agreements.
     During 2006, we entered into a collaboration agreement with Novartis International Pharmaceutical, Ltd. (“Novartis”). Under this agreement, Novartis will co-develop and co-commercialize Albuferon and share development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement and are recognizing this payment as revenue ratably over the estimated development period ending in 2010. Including this up-front fee, we are entitled to payments aggregating $507.5 million upon the successful attainment of certain milestones. As of September 30, 2008, we have contractually earned and received payments aggregating $132.5 million. We are recognizing these milestones as revenue ratably over the estimated remaining development period.
     In 2005, GSK exercised its option to co-develop and co-commercialize two of our products, LymphoStat-B and HGS-ETR1. In accordance with a co-development and co-commercialization agreement signed during 2006 related to LymphoStat-B, we and GSK will share Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We received a $24.0 million payment during 2006 as partial consideration for entering into this agreement with respect to LymphoStat-B and are recognizing this payment as revenue ratably over the estimated development period ending in 2010. During the three months ended June 30, 2008, we reacquired GSK’s rights to TRAIL receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in exchange for a reduction in potential future royalties due to us for a product currently being developed by GSK.

Overview (continued)
     In 2005, we entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, with the U.S. Government. Under the first phase of the contract, we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. During 2006, under the second phase of the contract, the U.S. Government exercised its option to purchase 20,001 treatment courses of ABthrax for the Strategic National Stockpile. We are completing manufacturing of all doses and continue to work towards FDA approval of ABthrax. We must meet U.S. Government product requirements before we can deliver ABthrax to the U.S. Government. Although we expect to deliver ABthrax and recognize approximately $165.0 million in total revenue from this contract, there can be no assurance that we will obtain required FDA approval or that the U.S. Government will accept delivery of the product.
     We expect that any significant revenue or income for at least the next two years may be limited to investment income, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK and Novartis, payments from the sale of product rights, ABthrax revenue, payments under manufacturing agreements, such as our recently announced agreement with Hospira, Inc., and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials required for the development of antibody and protein product candidates. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or any future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
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

Results of Operations
     Revenues. Revenues were $11.7 million and $11.1 million for the three months ended September 30, 2008 and 2007, respectively. Revenues were $35.5 million and $29.3 million for the nine months ended September 30, 2008 and 2007, respectively. Revenues for the three months ended September 30, 2008 included $8.9 million recognized from the Novartis agreement and $1.6 million recognized from the GSK LymphoStat-B agreement. Revenues for the three months ended September 30, 2007 included $7.8 million recognized from the Novartis agreement and $1.6 million from the GSK LymphoStat-B agreement. Revenues for the nine months ended September 30, 2008 consisted primarily of $26.6 million recognized from the Novartis agreement and $4.9 million recognized from the GSK LymphoStat-B agreement. Revenues for the nine months ended September 30, 2007 consisted primarily of $19.2 million recognized from the Novartis agreement and $4.9 million recognized from the GSK LymphoStat-B agreement. The increase in revenue recognized from the Novartis agreement for both the three and nine months ended September 30, 2008 versus 2007 is due to the attainment of a $40.0 million milestone in August 2007, which is being recognized over the remaining development period.
     Expenses. Research and development net expenses were $54.2 million for the three months ended September 30, 2008 compared to $61.9 million for the three months ended September 30, 2007. Research and development net expenses were $194.2 million for the nine months ended September 30, 2008 compared to $158.4 million for the nine months ended September 30, 2007. Our gross expenses for the three months ended September 30, 2008 decreased by $8.7 million compared to the three months ended September 30, 2007, primarily due to decreased expenses associated with our clinical studies during the period. Our gross expenses for the nine months ended September 30, 2008 increased by $35.3 million compared to the nine months ended September 30, 2007, primarily due to the ongoing execution of our Phase 3 clinical trials for LymphoStat-B, a milestone payment made during the three months ended March 31, 2008 of $5.0 million to Aegera Therapeutics, Inc. (“Aegera”) and increased manufacturing activities, partially offset by a decrease in our Phase 3 clinical trial costs for Albuferon, as the trials near completion. Our research and development expenses for the three months ended September 30, 2008 and 2007 are net of $21.0 million and $22.1 million, respectively, of costs reimbursed by Novartis and GSK. Our research and development expenses for the nine months ended September 30, 2008 and 2007 are net of $64.1 million and $64.6 million, respectively, of costs reimbursed by Novartis and GSK.

Results of Operations (continued)
     We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development.
     Our research costs increased to $5.4 million for the three months ended September 30, 2008 from $3.9 million for the three months ended September 30, 2007. Our research costs increased to $21.6 million for the nine months ended September 30, 2008 from $11.7 million for the nine months ended September 30, 2007. The increase for the three months ended September 30, 2008 is primarily due to activities related to HGS1029, a Phase 1 oncology molecule licensed from Aegera, and activities supporting new target development. The increase for the nine months ended September 30, 2008 is primarily due to activity related to HGS1029, a $5.0 million milestone payment made to Aegera relating to HGS1029 and activity related to new target development. Our research costs for the three months ended September 30, 2008 and 2007 are net of $0.3 million and $0.9 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our research costs for the nine months ended September 30, 2008 and 2007 are net of $1.7 million and $2.3 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, increased to $7.8 million for the three months ended September 30, 2008 from $6.5 million for the three months ended September 30, 2007. Pharmaceutical sciences costs increased to $26.5 million for the nine months ended September 30, 2008 from $20.3 million for the nine months ended September 30, 2007. The increased costs for the three and nine months ended September 30, 2008 are due to greater activity in other projects for which we have no cost sharing provisions. Pharmaceutical sciences costs for the three months ended September 30, 2008 and 2007 are net of $0.9 million and $2.3 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Pharmaceutical sciences costs for the nine months ended September 30, 2008 and 2007 are net of $1.4 million and $6.0 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our manufacturing costs decreased to $16.7 million for the three months ended September 30, 2008 from $20.5 million for the three months ended September 30, 2007. The decrease for the three months ended September 30, 2008 is primarily due to reduced production activities for HGS-ETR2 and other projects, partially offset by increased production activities for ABthrax and LymphoStat-B. Our manufacturing costs increased to $61.2 million for the nine months ended September 30, 2008 from $51.8 million for the nine months ended September 30, 2007. This increase is primarily due to increased production activities for ABthrax and LymphoStat-B, partially offset by decreased activities for HGS-ETR2 and Albuferon. Our manufacturing costs for the three months ended September 30, 2008 and 2007 are net of $6.5 million and $2.9 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our manufacturing costs for the nine months ended September 30, 2008 and 2007 are net of $12.3 million and $14.1 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our cost reimbursements for manufacturing for the remainder of 2008 and for 2009 may vary from quarter to quarter depending on manufacturing activity. Costs related to the manufacture of ABthrax will continue to be expensed as period costs until we receive initial approval from the U.S. Government, at which time such costs will be inventoried until the product is sold.

Results of Operations (continued)
     Our clinical development costs decreased to $24.3 million for the three months ended September 30, 2008 from $30.8 million for the three months ended September 30, 2007. This decrease is primarily due to reduced Phase 3 Albuferon clinical trial costs as the trials near completion, partially offset by increased Phase 3 trial costs related to LymphoStat-B. Our clinical development costs increased to $84.9 million for the nine months ended September 30, 2008 from $74.6 million for the nine months ended September 30, 2007. The increase is primarily due to increased Phase 3 trial costs for LymphoStat-B and Phase 2 costs for HGS-ETR1, partially offset by decreased Albuferon Phase 3 trial costs. Our clinical development expenses for the three months ended September 30, 2008 and 2007 are net of $13.3 million and $16.0 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our clinical development expenses for the nine months ended September 30, 2008 and 2007 are net of $48.7 million and $42.1 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     General and administrative expenses increased to $15.7 million for the three months ended September 30, 2008 from $14.6 million for the three months ended September 30, 2007. General and administrative expenses increased to $46.0 million for the nine months ended September 30, 2008 compared to $39.7 million for the nine months ended September 30, 2007. This increase is due to increased legal expenses, including accruals for probable settlements of $3.3 million, associated with patent proceedings for certain of our products during the nine months ended September 30, 2008 and increased preparatory activities for commercialization.
     During the nine months ended September 30, 2007, we recorded a gain and the reversal of a liability aggregating $3.7 million in connection with the purchase and sale of a laboratory building.
     Investment income decreased to $6.0 million for the three months ended September 30, 2008 compared to $8.0 million for the three months ended September 30, 2007. Investment income decreased to $18.6 million for the nine months ended September 30, 2008 from $25.1 million for the nine months ended September 30, 2007. The decrease in investment income for the three and nine months ended September 30, 2008 was primarily due to lower average investment balances in 2008 as compared to 2007.
     Interest expense was $9.9 million for both the three months ended September 30, 2008 and 2007. Interest expense was $29.6 million and $29.5 million for the nine months ended September 30, 2008 and 2007, respectively.
     The charge for impaired investments of $6.0 million during the three months ended September 30, 2008 was due to an other-than-temporary impairment of our investment in debt securities issued by Lehman Brothers Holdings, Inc. (“LBHI”). See Note 3, Investments, of the Notes to the Consolidated Financial Statements for additional discussion.
     Our gain on sale of long-term equity investment during the nine months ended September 30, 2008 of $32.5 million relates to the sale of our investment in CoGenesys. We received initial proceeds of $47.3 million. Our cost basis in this investment was $14.8 million.
     Net Income (Loss). We recorded a net loss of $68.1 million, or $0.50 per share, for the three months ended September 30, 2008 compared to a net loss of $67.3 million, or $0.50 per share, for the three months ended September 30, 2007. We recorded a net loss of $189.2 million, or $1.40 per share, for the nine months ended September 30, 2008 compared to a net loss of $169.6 million, or $1.26 per share, for the nine months ended September 30, 2007. The increased loss for the three months ended September 30, 2008 is primarily due to a charge for impaired investments of $6.0 million, or $0.04 per share and a decrease in investment income, partially offset by decreased research and development expenses. During the nine months ended September 30, 2008, the increased loss is primarily due to increased research and development and general and administrative expenses and a charge for impaired investments of $6.0 million or $0.04 per share, partially offset by the gain on sale of our CoGenesys investment of $32.5 million, or $0.24 per share.
Liquidity and Capital Resources
     We had a working capital shortfall of $57.0 million at September 30, 2008 and working capital of $47.0 million at December 31, 2007. Although current liabilities exceed current assets as of September 30, 2008, current liabilities include $44.6 million of deferred revenue which will be relieved through non-cash amortization. The decrease in our working capital for the nine months ended September 30, 2008 is primarily due to the use of working capital to fund our operations, partially offset by receipt of $47.3 million related to the sale of our investment in CoGenesys. We are entitled to receive approximately $5.3 million in February 2009 related to this transaction (see Note 5, Collaboration Agreements, License Agreement and U.S. Government Agreement, of the Notes to the Consolidated Financial Statements for additional discussion).

Liquidity and Capital Resources (continued)
     We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on clinical trials and manufacturing required for the development of our active product candidates. In the event our working capital needs for 2008 and 2009 exceed our cash and short term investments, we may use our non-current marketable securities, which are classified as “available-for-sale”. We may improve our working capital position during 2008 and 2009 through the sale of ABthrax product, receipt of collaboration fees or financing activities. We will be evaluating our working capital position on a continuing basis.
     To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. However, the deterioration of the credit markets during the three months ended September 30, 2008 had a detrimental effect on our investment portfolio. During the three months ended September 30, 2008, we recorded a charge for impairment of debt securities issued by LBHI of $6.0 million. At September 30, 2008, we have gross unrealized losses on our non-current marketable securities of approximately $16.4 million. Our unrealized losses substantially relate to corporate debt securities. Our other non-current marketable securities have not experienced any significant unrealized losses at September 30, 2008. The amortized cost and fair value of these other securities are approximately $151.2 million and $154.6 million, respectively, at September 30, 2008. If needed, we could liquidate some or all of these securities in order to meet our working capital needs.
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
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

Clinical Trial Status as of September 30,(2)
Product Candidate(1)	Indication	2008	2007

Albuferon	Hepatitis C	Phase 3	Phase 3
LymphoStat-B	Systemic Lupus Erythematosus	Phase 3	Phase 3
LymphoStat-B	Rheumatoid Arthritis	Phase 2 (3)	Phase 2(3)
HGS-ETR1	Cancer	Phase 2	Phase 2
HGS-ETR2	Cancer	Phase 1	Phase 1
ABthrax	Anthrax	(4)	(4)
HGS1029	Cancer	Phase 1	—

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Initial Phase 2 trial completed; extension safety study ongoing and further development under review.

(4)	U.S. Government executed the second phase of the contract in 2006, placing an order for 20,001 doses of ABthrax. Clinical development and manufacturing activities are in progress.

Liquidity and Capital Resources (continued)
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
     We must receive regulatory clearance to advance each of our products into and through each phase of clinical testing. Moreover, we must receive regulatory approval to launch any of our products commercially. In order to receive such approval, the appropriate regulatory agency must conclude that our clinical data establish safety and efficacy and that our products and the manufacturing facilities meet all applicable regulatory requirements. We cannot be certain that we will generate sufficient safety and efficacy data to receive regulatory approval for any of our drugs or that our drugs and the manufacturing facilities will meet all applicable regulatory requirements.
     Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize Albuferon. Under this agreement, we will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We and Novartis share clinical development costs. Including a non-refundable up-front license fee, we are entitled to payments aggregating approximately $507.5 million upon successful attainment of certain milestones. As of September 30, 2008, we have contractually earned and received milestones aggregating $132.5 million including the up-front fee. In 2006, we entered into a collaboration agreement with GSK with respect to LymphoStat-B and received a payment of $24.0 million. We and GSK share Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We are recognizing the milestones received from Novartis and GSK as revenue ratably over the estimated remaining development period.
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
     Our unrestricted and restricted funds may be invested in U.S. Treasury securities, government agency obligations, high grade corporate debt securities and various money market instruments rated “A-” or better at the time of purchase. Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

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
     Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3.8 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions in 2009, which could in turn affect our rent and the level of our restricted investments. We have restricted investments of approximately $15.6 million and $15.0 million as of September 30, 2008 and December 31, 2007, respectively, which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond Indenture Trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $40.0 million in 2008 to approximately $21.0 million in 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations. We do, however, have certain aspects of our global clinical studies that are subject to risks of foreign currency fluctuations. We do not use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government-sponsored enterprise securities, high-grade debt having at least an “A-” rating at time of purchase and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 17 months, significantly decreases the risk of a material loss caused by a market change related to interest rates.
     We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $6.1 million, or approximately 1.42% of the aggregate fair value of $432.8 million at September 30, 2008. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of September 30, 2008. We believe that any interest rate change related to our investment securities held as of September 30, 2008 is not material to our consolidated financial statements. As of September 30, 2008, the yield on comparable two-year investments was approximately 2.0% as compared to our current portfolio yield of approximately 4.6%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
     To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. However, adverse changes in the credit markets relating to credit risks would adversely affect the fair value of our cash, cash equivalents, marketable securities and restricted investments. The deterioration of the credit markets during the three months ended September 30, 2008 had a detrimental effect on our investment portfolio. During this period, we recorded an impairment charge of $6.0 million related to our investment in debt securities issued by LBHI. During the three months ended September 30, 2008, the gross unrealized losses in our portfolio increased from $4.3 million to $17.3 million. The majority of these unrealized losses relate to our holdings of corporate debt securities. At September 30, 2008, the fair value of our corporate debt securities was approximately $207.8 million, or 50% of our total portfolio of $413.6 million. The remaining securities in our portfolio are either U.S. Treasury and agency securities or government-sponsored enterprise securities, which we believe are less subject to credit risk. In the event there is further deterioration in the credit markets, the fair value of our corporate debt securities could further decline.
     We have an equity investment in Aegera, which is a privately-held entity. We are unable to obtain a quoted market price with respect to the fair value of this investment. We paid $5.0 million for the Aegera investment, but recorded the investment at $3.1 million based on the value per share obtained by Aegera through external financing during 2007. Our investment in Aegera is denominated in Canadian dollars and is subject to foreign currency risk. The carrying value is adjusted at each month end based on current exchange rates, and was $3.0 million at September 30, 2008. We review the carrying value of the Aegera investment on a periodic basis for indicators of impairment, and adjust the value accordingly
     The facility leases we entered into during 2006 require us to maintain minimum levels of restricted investments of approximately $46.0 million, or $39.5 million if in the form of cash, as collateral for these facilities. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, and our additional collateral for one of our operating leases, our overall level of restricted investments is currently required to be approximately $70.0 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment.
     Our convertible subordinated notes bear interest at fixed rates. As a result, our interest expense on these notes is not affected by changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)
     During 2002, we established a wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”) that is assisting in our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks to be immaterial to our operations as a whole. During 2005, we established a wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) that is sponsoring some of our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks with respect to HGS Pacific.

Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2008, and has concluded that there was no change that occurred during the quarterly period September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have invested significant time and resources to isolate and study genes and determine their functions. We now devote most of our resources to developing proteins, antibodies and small molecules for the treatment of human disease. We are also devoting substantial resources to the maintenance of our own manufacturing capabilities, both to support clinical testing and eventual commercialization. We have made and are continuing to make substantial expenditures. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. We cannot assure you that the tests and studies will yield products approved for marketing by the FDA in the United States or similar regulatory authorities in other countries, or that any such products will be profitable. We will incur substantial additional costs to continue these activities. If we are not successful in commercializing products, we may be unable to recover the large investment we have made in research, development and manufacturing efforts.
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
     We expect to continue to incur losses and we cannot assure you that we will ever become profitable. A number of our products are in late-stage development, however it will be several years, if ever, before we are likely to receive continuing revenue from product sales or substantial royalty payments. We will continue to incur substantial expenses relating to research, development and manufacturing efforts and human studies. Depending on the stage of development, our products may require significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.
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

     Several years ago, we sharpened our focus on our most promising drug candidates. We reduced the number of drugs in early development and focused our resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In 2006, we spun off our CoGenesys division (“CoGenesys”) as an independent company, in a transaction that was treated as a sale for accounting purposes. CoGenesys is focused on the development of assets that were unlikely to be developed by us. In February 2008, CoGenesys was acquired by Teva Pharmaceuticals Industries, Ltd. (“Teva”).
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
     To date, data obtained from our clinical trials are not sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. Based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. For example, in 2005, we discontinued our clinical development of LymphoRad131, a product candidate to treat cancer. We also discontinued development of HGS-TR2J and returned all rights to Kirin Brewery Company, Ltd.
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
     In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biotechnology industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration are increased by the need to coordinate geographically separated organizations and address possible differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, the integration and retention of key personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.
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

     Product development and commercialization are very expensive and involve a high degree of risk. We have limited experience in the clinical development, manufacturing, distribution and promotion of our products. We are exploring opportunities for a new partnership to assist in the development and commercialization of TRAIL receptor antibodies. We do not know if we will enter into any such partnership, nor do we know if we will be successful in developing and commercializing TRAIL receptor antibodies either with or without a partnership.
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
     Further, circumstances could arise under which one or more of our collaboration partners may allege that we breached our agreement with them and, accordingly, seek to terminate our relationship with them. Our collaboration partners may also terminate these agreements without cause. If any one of these agreements terminates, this could adversely affect our ability to commercialize our products and harm our business.
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
     We are conducting Phase 3 clinical development programs for both Albuferon and LymphoStat-B. These development programs include four Phase 3 large-scale, multi-center clinical trials. We rely on our collaborators to reimburse us for half of the expenditures related to these programs. To execute our Phase 3 clinical trial programs, we strengthened our development organization and increased our dependence on third-party contract clinical trial providers. The collaboration agreements with our partners in the development of these two products provide for the reimbursement of half of these increased expenditures. However, our collaborators may not agree with us or may not perform their obligations under our agreements with them. Further, it is difficult to accurately predict or control the amount or timing of these expenditures, and uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. As a result, if we are unable to obtain funding under these agreements on a timely basis, we may be forced to delay, curtail or terminate these Phase 3 trials, which could adversely affect our ability to commercialize our products and harm our business.
FINANCIAL AND MARKET RISKS
Because of our substantial indebtedness, we may be unable to adjust our strategy to meet changing conditions in the future.
     As of September 30, 2008, we had long-term obligations of approximately $756.0 million. During the three and nine months ended September 30, 2008, we made interest and principal payments of $8.5 million and $26.0 million, respectively, on our indebtedness. Our substantial debt will have several important consequences for our future operations. For instance:
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
     We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, the capital and credit markets have been experiencing extreme volatility and disruption in recent months. In recent weeks, the volatility and disruption have reached unprecedented levels. We maintain a significant portfolio of investments in short-term investments, marketable debt securities and restricted investments, which are recorded at fair value. Certain of these transactions expose us to credit risk in the event of default of the issuer. To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. In September 2008, Lehman Brothers Holdings, Inc. (“LBHI”) filed for bankruptcy and the debt securities issued by LBHI experienced a significant decline in market value, which caused an other-than-temporary impairment of our investment in LBHI. As a result, we recorded an impairment charge of $6.0 million during the three months ended September 30, 2008. In recent months, certain financial instruments, including some of the securities in which we invest, have sustained downgrades in credit ratings and some high quality short term investment securities have suffered illiquidity or events of default. Further deterioration in the credit market may have a further adverse effect on the fair value of our investment portfolio. Should any of our short-term investments, marketable securities or restricted investments lose value or have their liquidity impaired, it could materially and adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing may not be available on commercially attractive terms or at all.
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
INTELLECTUAL PROPERTY RISKS
If our patent applications do not result in issued patents or if patent laws or the interpretation of patent laws change, our competitors may be able to obtain rights to and commercialize our discoveries.
     Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be subject to challenge, if they do issue. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. In the U.S., Congress is considering significant changes to U.S. intellectual property laws which could affect the extent and scope of existing protections for biotechnology products and processes. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of litigation and administrative proceedings relating to the scope of protection of our patents and those of others in both the United States and in the rest of the world.
     We are involved in a number of interference proceedings brought by the United States Patent and Trademark Office and may be involved in other interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. For example, we are involved in interferences in the United States with both Genentech, Inc. and Immunex related to products based on TRAIL Receptor 2 (such as HGS-ETR2). In three of these interferences, we have initiated district court litigation to review adverse decisions by the Patent and Trademark Office. In one of these cases, we are also seeking appellate review of a jurisdictional issue decided by the district court. Additional litigation related to these TRAIL Receptor 2 interferences is likely.
     We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in European opposition proceedings against an issued patent of Biogen Idec. In this opposition, the European Patent Office (“EPO”) found the claims of Biogen Idec’s patent to be valid. The claims relate to a method of treating autoimmune diseases using an antibody to BLyS (such as LymphoStat-B). We and GSK have entered into a definitive license agreement with Biogen Idec that provides for an exclusive license to this European patent. This patent is still under appeal in Europe. We also are involved in an opposition proceeding brought by Eli Lilly and Company with respect to our European patent related to BLyS compositions, including antibodies. Recently, the Opposition Division of the EPO held our patent invalid. We expect to appeal this decision. In addition, Eli Lilly and Company instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent; in this proceeding the UK trial court found the patent invalid. We expect to appeal this decision.
     We have also opposed European patents issued to Genentech, Inc. and Immunex, a wholly-owned subsidiary of Amgen, Inc. related to products based on TRAIL Receptor 2, and Genentech, Inc. and Immunex have opposed our European patents related to products based on TRAIL Receptor 2. Genentech, Inc. also has opposed our Australian patent related to products based on TRAIL Receptor 2. In addition, Genentech, Inc. has opposed our European patent related to products based on TRAIL Receptor 1 (such as HGS-ETR1).

     We cannot assure you that we will be successful in any of these proceedings. Moreover, any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, such litigation or proceeding may allow others to use our discoveries or develop or commercialize our products. Changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products or prevent us from using or commercializing our discoveries and products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.
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
     We may not be able to meaningfully protect our trade secrets. We rely on trade secret protection to protect our confidential and proprietary information. We believe we have acquired or developed proprietary procedures and materials for the production of proteins and antibodies. We have not sought patent protection for these procedures. While we have entered into confidentiality agreements with employees and academic collaborators, we may not be able to prevent their disclosure of these data or materials. Others may independently develop substantially equivalent information and processes.

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
     The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the U.S., a number of proposals have been made to reduce the regulatory burden of follow-on biologics, which could affect the prices and sales of our products in the future. Additional proposals may occur as a result of a change in administration following the November 2008 presidential elections. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.
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
We may be unable to fulfill the terms of our agreement with Hospira, Inc. and other agreements, if any, with potential partners for manufacturing process development and supply of selected biopharmaceutical products.
     We have entered into an agreement with Hospira, Inc. (“Hospira”) for manufacturing process development and commercial supply of selected biopharmaceutical products, and may enter into similar agreements with other potential partners. We may not be able to successfully manufacture products under the agreement with Hospira or under other agreements, if any. We have not yet manufactured any products approved for commercial use and have limited experience in manufacturing materials suitable for commercial use. We have only recently begun to manufacture in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with cGMP requirements for commercial production. We may not be able to enter into additional agreements with other partners. Hospira or any future partner may decide to discontinue the products contemplated under the agreements, and therefore we may not receive revenue from these agreements.
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
     We are dependent on third-party research organizations to conduct most of our human studies. We have engaged contract research organizations to manage our global Phase 3 studies. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for the management of these human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete the activities on schedule or when we request.
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
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. For the twelve months ended September 30, 2008, the closing price of our common stock has been as low as $4.86 per share and as high as $11.79 per share. The market price of our common stock could fluctuate widely because of:
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

Dated: November 6, 2008

EXHIBIT INDEX

Exhibit	Page Number
12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.