Form 10-K
period 2008-12-31
HUMAN GENOME SCIENCES INC
filed 2009-02-26
CIK 901219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 0-22962
HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. employer identification number)
14200 Shady Grove Road, Rockville, Maryland 20850-7464
(address of principal executive offices and zip code)

(301) 309-8504
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the registrant’s common stock outstanding on January 31, 2009 was 135,745,696. As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $515,894,695.*

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

*	Excludes 36,528,324 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at June 30, 2008. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

ITEM 1.	BUSINESS

This annual report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

Overview

Human Genome Sciences, Inc. (HGS) is a commercially focused biopharmaceutical company advancing toward the market with three products in late-stage clinical development: Albuferon® for chronic hepatitis C, LymphoStat-B® for systemic lupus erythematosus (SLE), and ABthraxtm for inhalation anthrax. In January 2009, we achieved our Company’s first product sales when we began delivery of ABthrax to the U.S. Strategic National Stockpile.

Albuferon and LymphoStat-B are also progressing toward commercialization. In December 2008, we reported that Albuferon successfully met its primary endpoint in the first of two Phase 3 clinical trials in chronic hepatitis C; we expect to report results of the second Phase 3 trial in March 2009. If results in the second Phase 3 trial are also successful, we expect the filing of global marketing applications for Albuferon in fall 2009. We completed enrollment in both Phase 3 trials of LymphoStat-B in SLE in 2008, and we expect to report the results of these studies in July and November 2009, respectively. Assuming success in Phase 3, we plan to file global marketing applications for LymphoStat-B in the first half of 2010.

We also have substantial financial rights to two novel drugs that GlaxoSmithKline (GSK) has advanced to late-stage development. In December 2008, GSK initiated the first Phase 3 clinical trial of darapladib, which was discovered by GSK based on HGS technology, in more than 15,000 men and women with chronic coronary heart disease. GSK plans to initiate a second large Phase 3 trial of darapladib in late 2009. In February 2009, GSK initiated a Phase 3 clinical trial program for Syncria® (albiglutide) in the long-term treatment of type 2 diabetes mellitus. Syncria was created by HGS using our proprietary albumin-fusion technology, and we licensed Syncria to GSK in 2004.

HGS also has several novel drugs in earlier stages of clinical development for the treatment of cancer, led by our TRAIL receptor antibody HGS-ETR1 and a small-molecule antagonist of IAP (inhibitor of apoptosis) proteins.

Strategic partnerships are an important driver of our commercial success. We have co-development and commercialization agreements with prominent pharmaceutical companies for both of our lead products - Novartis for Albuferon and GSK for LymphoStat-B. ABthrax is being developed under a contract with the Biomedical Advanced Research and Development Authority (BARDA) of the Office of the Assistant Secretary for Preparedness and Response (ASPR), U.S. Department of Health and Human Services (HHS).

Our strategic partnerships with leading pharmaceutical and biotechnology companies allow us to leverage our strengths and gain access to sales and marketing infrastructure, as well as complementary technologies. Some of these partnerships provide us with licensing or other fees, clinical development cost-sharing, milestone payments and rights to royalty payments as products are developed and commercialized. In some cases, we are entitled to certain commercialization, co-promotion, revenue-sharing and other product rights.

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

Strategy

Over the last few years, HGS has made strategic decisions that have transformed the Company on multiple levels and created multiple paths for success. We now have three diverse products in final testing and mid-stage products emerging in our clinical pipeline. Our two lead products, Albuferon and LymphoStat-B, have significant therapeutic potential and the commercial potential to achieve leadership positions in the marketplace. Key strategies include:

•	Accelerate the development and commercialization of our late-stage products. Our priority focus is on our product candidates with the highest therapeutic and commercial potential, and accelerating the progress of our late-stage compounds toward commercialization.

•	Build strong partnerships with global leaders in the pharmaceutical industry. The co-development and commercialization agreements we have in place for our lead products — with Novartis for Albuferon and with GSK for LymphoStat-B — could help HGS assure that these products achieve their full therapeutic and commercial potential. As our mid-stage products continue to progress, we will consider each individually to assess whether similar collaborations are strategically beneficial.

•	Ensure sustainable growth into the future by continuing to invest in our mid- and early-stage clinical pipeline. We have taken a number of actions to strengthen our oncology program. In April 2008, we reacquired rights to our TRAIL receptor antibodies HGS-ETR1 (mapatumumab) and HGS-ETR2 (lexatumumab) from GSK. We have advanced HGS-ETR1 to a proof-of-concept phase that currently includes three randomized chemotherapy combination trials to evaluate its potential in the treatment of specific cancers, including multiple myeloma, non-small cell lung cancer and hepatocellular cancer. We have also acquired the rights to develop and commercialize novel small-molecule inhibitors of IAP proteins that show substantial early promise in the treatment of a number of cancers. We will remain opportunistic in our search for new product candidates, assessing the best of the therapeutic opportunities discovered by HGS alongside therapeutic opportunities discovered by other organizations.

•	Pursue strategic acquisitions and collaborations. We will pursue strategic acquisitions and collaborations to augment our capabilities, provide access to complementary technologies, and expand our portfolio of new drug candidates. We also rely on collaborations for the development of certain products discovered by HGS or others based on our technology, including those to which we have substantial financial rights in the GSK clinical pipeline. In addition, we are engaging in collaborations to leverage our extensive capabilities in protein and antibody process development and manufacturing to produce near-term revenue.

•	Capitalize on our intellectual property portfolio. We pursue patents to protect our intellectual property and have developed a significant intellectual property portfolio, with hundreds of issued U.S. patents covering genes, proteins, antibodies and proprietary technologies. We have also filed U.S. patent applications covering many additional discoveries and inventions. We will seek opportunities to monetize intellectual property assets that we do not plan to develop ourselves internally.

•	Maintain a strong cash position. HGS has finances in place that allow us to maintain a priority focus on advancing our late-stage products to commercialization, while also exploring longer-term opportunities that will drive momentum beyond our lead products. Controlling net cash burn and maintaining a strong cash position will continue to be an important ongoing priority.

Products

HGS has three products in late-stage clinical development: Albuferon for chronic hepatitis C, LymphoStat-B for SLE, and ABthrax for inhalation anthrax. We also have substantial financial rights to certain products in the GSK clinical pipeline; GSK has advanced two of these products to Phase 3 clinical trials, darapladib for cardiovascular disease and Syncria for type 2 diabetes. In addition, we have a portfolio of novel drugs in earlier stages of development, led by our TRAIL receptor antibody HGS-ETR1 in mid-stage development for cancer.

Clinical Programs

Late-Stage Products

Two of our late-stage products, Albuferon for chronic hepatitis C and LymphoStat-B for SLE, are in Phase 3 clinical development. We have already begun to deliver the third lead product, ABthrax, to the U.S. Strategic National Stockpile for emergency use in the treatment of inhalation anthrax.

Albuferon (albinterferon alfa-2b)

Albuferon is a genetic fusion of human albumin and interferon alfa that was created using the Company’s proprietary albumin-fusion technology. Research has shown that genetic fusion of therapeutic proteins to human albumin decreases clearance and prolongs the half-life of the therapeutic proteins. Albuferon is being developed by HGS and Novartis for the treatment of chronic hepatitis C under an exclusive worldwide co-development and commercialization agreement entered into in June 2006 (described below under “Lead Commercial Collaborations”).

Our Company has conducted two pivotal Phase 3 clinical trials of Albuferon in combination with ribavirin: ACHIEVE 2/3 in treatment-naïve patients with genotypes 2 or 3 chronic hepatitis C, and ACHIEVE 1 in treatment-naïve patients with genotype 1 chronic hepatitis C. Both trials were randomized, open-label, active-controlled, multi-center, non-inferiority trials that evaluated the efficacy, safety and impact on health-related quality of life of Albuferon in combination with ribavirin, versus Pegasys (peginterferon alfa-2a) in combination with ribavirin. The primary efficacy endpoint of both trials was sustained virologic response (SVR), defined as undetectable HCV (hepatitis C) RNA at 24 weeks following the end of treatment.

The total duration of therapy in ACHIEVE 2/3 was 24 weeks, with 24 weeks of follow-up. The total duration of therapy in ACHIEVE 1 was 48 weeks, with 24 weeks of follow-up. Both Phase 3 trials were designed to evaluate two doses of Albuferon, 1200-mcg and 900-mcg administered every two weeks, versus an active-control arm in which patients received Pegasys on a standard once-weekly regimen. In January 2008, our Company announced modified dosing in one arm of each of the ACHIEVE trials. Patients who had been receiving the 1200-mcg dose had their dose modified to 900 mcg. The change was based on recommendations made by the studies’ independent Data Monitoring Committee.

In December 2008, we reported that Albuferon met its primary endpoint of non-inferiority to peginterferon alfa-2a (Pegasys) in the ACHIEVE 2/3 study. The data showed that the rate of sustained virologic response was comparable for the 900-mcg dose of Albuferon administered every two weeks, versus the standard 180-mcg dose of peginterferon alfa-2a administered once weekly. Rates of serious adverse events, severe adverse events and discontinuations due to adverse events were also comparable.

The treatment phase of ACHIEVE 1, the second Albuferon Phase 3 clinical trial, was completed in July 2008, and the results of ACHIEVE 1 are expected in March 2009. Assuming success in Phase 3, we expect that global marketing applications for Albuferon will be filed in fall 2009.

We announced in January 2009 that our co-development and commercialization collaborator, Novartis, initiated a separate Phase 2b trial to explore various doses of Albuferon administered monthly, in combination with ribavirin, in treatment-naïve patients with genotypes 2 and 3 chronic hepatitis C. The monthly dosing study is a randomized, open-label, active-controlled, multi-center, adaptive-design dose-ranging study to evaluate the safety and efficacy of albinterferon alfa-2b administered every four weeks plus daily ribavirin in treatment-naïve patients with genotypes 2 and 3 chronic hepatitis C. Approximately 375 patients will be randomized into four treatment groups, including three that will receive Albuferon administered once every four weeks (900 mcg, 1200 mcg or 1500 mcg), in addition to the active-control group, which will receive peginterferon alfa-2a at the standard 180-mcg dose once every week. All patients in the study will receive 800-mg daily oral ribavirin. The total duration of treatment will be 24 weeks. The primary efficacy endpoint is sustained virologic response (SVR) at Week 48 (24 weeks following the end of treatment).

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

We are currently conducting two pivotal Phase 3 clinical trials of LymphoStat-B in patients with active SLE — BLISS-52 and BLISS-76 — to evaluate the efficacy and safety of LymphoStat-B plus standard of care, versus placebo plus standard of care, in patients with serologically active SLE. BLISS-52 and BLISS-76 are the largest clinical trials ever conducted in lupus patients.

The design of the two studies is similar, but the duration of therapy is different, 52 weeks for BLISS-52 and 76 weeks for BLISS-76. Data from BLISS-76 will be analyzed after 52 weeks in support of potential global marketing applications. The primary efficacy endpoint of both trials is the patient response rate at Week 52, as defined by a reduction from baseline of at least 4 points in the SELENA SLEDAI disease activity scale, no worsening in Physician’s Global Assessment, and no worsening in BILAG. The Phase 3 trial protocols were agreed upon with FDA under a Special Protocol Assessment.

We expect to report the first Phase 3 results for LymphoStat-B in July 2009 from the BLISS-52 trial, with results from BLISS-76 anticipated in November 2009. Assuming success in Phase 3, we expect that global marketing applications for LymphoStat-B will be filed in the first half of 2010.

In June 2008, at the Congress of the European League Against Rheumatism (EULAR 2008), data were presented on long-term treatment with LymphoStat-B demonstrating that it was associated with sustained improvement in disease activity across multiple clinical measures, decreased frequency of disease flares, potential steroid-sparing activity, and was generally well tolerated through three years on treatment in combination with standard of care in patients with serologically active SLE. These data suggested that the significant clinical benefit observed for LymphoStat-B at Week 52 of this Phase 2 study appeared to be durable through three years — with incidence rates of adverse events, serious adverse events, malignancies, infections and laboratory abnormalities remaining similar to placebo or decreasing over time.

ABthrax (raxibacumab)

ABthrax is a human monoclonal antibody that specifically targets and blocks Bacillus anthracis protective antigen, which research has shown to be the key facilitator of the deadly toxicity of anthrax infection. ABthrax represents a new way to address the anthrax threat. While antibiotics can kill the anthrax bacteria, they are not effective against the deadly toxins that the bacteria produce. ABthrax targets anthrax toxins after they are released by the bacteria into the blood and tissues. In an inhalation anthrax attack, people may not know they are infected with anthrax until the toxins already are circulating in their blood, and it may be too late for antibiotics alone to be effective.

We are developing ABthrax under a $165.0 million contract entered into in 2006 with the Biomedical Advanced Research and Development Authority (BARDA) of the Office of the Assistant Secretary for Preparedness and Response (ASPR), U.S. Department of Health and Human Services (HHS). In January 2009, we began delivery of 20,001 doses of ABthrax to the U.S. Strategic National Stockpile. We expect to receive at least $150.0 million in 2009 from this delivery — our Company’s first product sales — with most of the revenue expected in the first quarter. Also under the contract, we plan to file a BLA with the FDA in the second quarter of

2009. We will receive an additional $15.0 million from the U.S. Government if we obtain FDA licensure of ABthrax.

In December 2007, we announced that the results of two animal studies demonstrated the life-saving potential of ABthrax. The results showed that a single dose of ABthrax, administered without concomitant antibiotics, improved survival rates by up to 64 percent when administered after animals were symptomatic for anthrax disease as a result of inhalation exposure to massively lethal doses of anthrax spores. These statistically significant findings demonstrated a survival benefit in two animal species, which is the requirement for establishing the efficacy of new drugs used to counter bioterrorism. These data are consistent with the results of previous studies in multiple animal models, which demonstrated that a single dose of ABthrax given prophylactically provided up to 100 percent protection against death.

We have also completed safety studies of ABthrax in more than 400 human volunteers. The clinical results to date suggest that ABthrax was generally safe and well tolerated. In addition, clinical data have demonstrated that co-administration of ABthrax with the antibiotic Cipro (ciprofloxacin) did not affect the pharmacokinetics of either Cipro or ABthrax, and suggested that ABthrax can be administered in combination with antibiotics. This is a key finding given the important role that antibiotics are expected to continue to play in the treatment of anthrax disease.

Oncology Products

As our Company’s late-stage products are nearing commercialization, we have invested strategically to expand and advance our oncology portfolio around our leading expertise in the apoptosis, or controlled cell death, pathway. In April 2008, we reacquired rights to our TRAIL receptor antibodies from GSK. We have also expanded our clinical development program for HGS-ETR1 to demonstrate proof of concept in combination with other anticancer agents, and we have added new early-stage assets by in-licensing small-molecule IAP inhibitors for the treatment of cancer.

TRAIL Receptor Antibodies

HGS has pioneered the development of highly targeted agonistic antibody therapies for cancer based on the TRAIL receptor apoptotic pathway. HGS-ETR1 (mapatumumab) and HGS-ETR2 (lexatumumab) are human monoclonal antibodies that specifically bind to the TRAIL receptor-1 and TRAIL receptor-2 proteins, respectively, and cause them to induce programmed cell death, or apoptosis, in cancer cells. We believe that HGS-ETR1 is the most advanced of all the products in development that target the TRAIL pathway.

HGS-ETR1 has moved to a proof-of-concept phase that currently includes three randomized trials to evaluate its potential in combination with chemotherapy for the treatment of specific cancers:

Non-small cell lung cancer: In August 2008, we completed the enrollment and initial dosing of patients in a randomized Phase 2 trial of HGS-ETR1 in combination with paclitaxel and carboplatin as first-line therapy in patients with advanced non-small cell lung cancer (NSCLC); initial data from the study are anticipated in 2009. NSCLC accounts for approximately 75-80% of all lung cancers and is currently the leading cause of cancer death in developed countries in both men and women.

Hepatocellular cancer: In July 2008, we initiated dosing in the safety lead-in to a randomized Phase 2 trial of HGS-ETR1 in combination with Nexavar (sorafenib) in patients with advanced hepatocellular cancer, which accounts for 80-90% of all liver cancers.

Multiple myeloma: In September 2008, we reported initial topline results from an ongoing Phase 2 clinical trial of HGS-ETR1 in combination with bortezomib (Velcade) in patients with advanced multiple myeloma. The initial data from the study show that HGS-ETR1 was well tolerated and suggest that disease response rates were comparable for this combination versus bortezomib alone. Patients will continue on treatment until the progression of disease, and HGS expects to have final data available from this study in late 2009 or early 2010, including data on the important secondary endpoint of progression-free survival. Multiple myeloma is a cancer of the plasma cells in bone marrow and accounts for about 10 percent of all hematologic cancers.

These three trials, taken together, will support a decision on whether to advance HGS-ETR1 to Phase 3 development.

IAP Inhibitors

In December 2007, we and Aegera Therapeutics Inc. (“Aegera”) completed a licensing and collaboration agreement that provides us with exclusive worldwide rights (excluding Japan) to develop and commercialize small-molecule inhibitors of IAP (inhibitor of apoptosis) proteins in oncology (described below under “Product Collaborations and Agreements”). In May 2008, we initiated dosing in a Phase 1 clinical trial to evaluate the safety and tolerability of our lead IAP inhibitor, HGS1029, as monotherapy in patients with advanced solid tumors. Results of this study will also help identify the recommended dose for Phase 2 trials. The IAP inhibitors are a novel class of compounds that can block the activity of IAP proteins, thus allowing apoptosis to proceed and causing the cancer cells to die. When IAP proteins are over-expressed in cancer cells, they can help cancer cells resist apoptosis and resume growth and proliferation.

The HGS TRAIL receptor antibodies and small-molecule IAP inhibitors represent two different approaches targeting different points in the apoptosis pathway. Each is able to cause cancer cells to die selectively. Preclinical studies of HGS1029 in combination with our TRAIL receptor antibodies demonstrated dramatic synergistic activity against a number of cancer types, including prostate, breast, esophageal, colorectal and non-small cell lung. HGS1029 has also shown significant anti-tumor activity alone and in combination with other agents in a broad range of cancers. We plan to develop our TRAIL receptor antibodies and IAP inhibitors in combination with one another and in combination with other therapeutic agents.

Products in the GSK Pipeline

There are three products in the GSK clinical development pipeline to which we have substantial financial rights (described below under “Lead Commercial Collaborations”). Two of these are genomics-derived small-molecule drugs discovered by GSK based on our technology: darapladib and GSK649868. The third product, Syncria (albiglutide) is an albumin-fusion protein created by HGS, which we licensed to GSK.

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

In December 2008, GSK initiated STABILITY, the first Phase 3 clinical trial to evaluate the efficacy of long-term treatment with darapladib in men and women with chronic coronary heart disease. More than 15,000 patients will participate in STABILITY. In its announcement, GSK said, “Despite major advances in medical treatment, coronary heart disease remains the leading cause of death worldwide and new approaches are needed to help reduce this burden to society. GSK is initiating the large STABILITY trial with darapladib as part of a Phase 3 program to determine if this novel medication could improve people’s lives by reducing the risk of cardiovascular events.”

GSK also indicated that it plans to initiate another large event-driven trial with darapladib in late 2009 in a post-ACS (acute coronary syndrome) patient population.

HGS will receive 10% royalties on worldwide sales if darapladib is commercialized, and has a 20% co-promotion option in North America and Europe.

Syncria® (albiglutide)

Syncria is a biological product generated from the genetic fusion of human albumin and modified human GLP-1 peptide, and is designed to act throughout the body to help maintain normal blood-sugar levels and to control appetite. GSK is developing Syncria as a treatment for type 2 diabetes mellitus. In February 2009, GSK initiated a

Phase 3 clinical trial program to evaluate the efficacy, safety and tolerability of Syncria (albiglutide) in the long-term treatment of type 2 diabetes mellitus.

Syncria was created by HGS using its proprietary albumin-fusion technology, and licensed to GSK in 2004. HGS is entitled to fees and milestone payments that could amount to as much as $183.0 million — including $24.0 million received to date — in addition to single-digit royalties on worldwide sales if Syncria is commercialized. HGS will receive an additional $9.0 million milestone payment in the first quarter of 2009 related to initiation of Phase 3 development.

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

In certain medical conditions, it may be desirable to stimulate a specific biological activity. Antibodies that stimulate biological activity are known as agonistic antibodies. HGS-ETR1 is an agonistic antibody that binds to TRAIL receptor 1 and triggers programmed cell death in cancer cells. We believe that it was the first human agonistic monoclonal antibody to enter clinical trials.

Albumin-Fusion Technology

Our albumin-fusion technology allows us to create long-acting forms of protein drugs by fusing the gene that expresses human albumin to the gene that expresses a therapeutically active protein. We and our partners are actively pursuing the development of albumin-fusion drugs based on therapeutic proteins already on the market, as well as albumin-fusion versions of therapeutic proteins that we are developing ourselves. For example, Albuferon is a genetic fusion of human albumin and human interferon alfa, and Syncria results from the genetic fusion of human albumin and glucagon-like peptide-1 (GLP-1).

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

Drug Development

We have built a drug development organization that has the expertise necessary to design and implement well focused, high-quality clinical trials of multiple compounds. We seek to gather, document and analyze clinical trial data in such a way that they can be submitted to regulatory authorities and used to support Biologics License Applications at the appropriate time. We have assembled experienced teams in key strategic areas of development, including:

•	Clinical Research and Biostatistics. The clinical research and biostatistics groups are responsible for the design, planning and analysis of clinical trials.

•	Clinical Operations. The clinical operations group executes clinical trials and is responsible for managing clinical trial sites and ensuring that all proper procedures are followed during the collection of clinical data. The group includes our data management team.

•	Project Management. Our project management team oversees the process of development of a drug from the earliest stages of research through the conduct of clinical development and regulatory filings.

•	Regulatory Affairs. The regulatory affairs group manages communications with and submissions to regulatory authorities.

•	Drug Safety. As our products advance in clinical testing, our drug safety group collects and analyzes information on drug experience and safety, and ensures that accurate medical information is distributed.

•	Quality Assurance. The quality assurance group ensures compliance with all regulatory requirements for the clinical development and manufacture of our products.

•	Bioanalytical Sciences. The bioanalytical sciences group develops and performs highly specialized assays that are used during monitoring of preclinical tests and clinical trials. Other assays help to ensure the quality and consistency of our products.

•	Biopharmaceutical Development. The biopharmaceutical development group develops robust manufacturing processes and product formulations to support clinical studies and future commercial supply.

Strategic Collaborations

Strategic collaborations are a key aspect of the HGS business strategy. We have co-development and commercialization agreements with prominent pharmaceutical companies for two of our late-stage products, and our third late-stage product is being developed under a contract with the U.S. Government. Strategic collaborations are an important source of revenues and clinical development cost-sharing. They also allow us to leverage our strengths and gain access to sales and marketing infrastructure, international distribution, and complementary technologies.

Other potential collaborations may provide sources of exciting new product opportunities for in-licensing. In addition, we have assets that may be a better fit for another company than for HGS, and therefore could be out-licensed. Each of these collaborative models is of interest to HGS, and we are committed to remaining alert to new opportunities.

Lead Commercial Collaborations

Novartis

Albuferon.  In June 2006, we entered into an exclusive worldwide agreement for the co-development and commercialization of Albuferon with Novartis, a global leader in the pharmaceutical industry. We and Novartis are working closely together to advance Albuferon to the market for use in the treatment of chronic hepatitis C. Under the agreement, we and Novartis will co-commercialize Albuferon in the United States, and will share clinical development costs, U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization in the rest of the world and will pay us a double-digit royalty on those sales. We will have primary responsibility for the bulk manufacture of Albuferon, and Novartis will have primary responsibility for commercial manufacturing of the finished drug product. Clinical development, commercial milestone and other payments to HGS could total as much as $507.5 million. To date, we have received $132.5 million in upfront and milestone payments under this agreement. We are recognizing these payments ratably over the remaining clinical development period. We recognized revenues of $28.0 million in 2007 and $35.4 million in 2008. The Novartis agreement includes cost-sharing provisions under which we and Novartis share clinical costs. We recorded cost reimbursement from Novartis of $46.5 million in 2007 and $36.1 million in 2008 under this provision, which was reflected as a reduction in expenses. This agreement will expire on the later of (i) the expiration of Novartis’ obligation to pay royalties under the agreement, which could be as early as 2023, and (ii) the date that we and Novartis cease to co-promote Albuferon in the United States. Novartis has the right to terminate the agreement (i) without cause or (ii) if there are material safety risks associated with Albuferon or Albuferon is not approved by the FDA or the European Medicines Agency (“EMEA”). In addition, either party may terminate if the other party commits a material breach of the agreement or if the other party is bankrupt or insolvent.

GlaxoSmithKline

LymphoStat-B.  In August 2006, we entered into an agreement with GSK for the co-development and commercialization of LymphoStat-B. GSK is a world leader that brings global pharmaceutical development and marketing capabilities to the LymphoStat-B program. Under the LymphoStat-B agreement, we and GSK will share Phase 3 and 4 development costs, sales and marketing expenses, and profits equally. We are conducting Phase 3 clinical trials with assistance from GSK, and will have primary responsibility for bulk manufacturing. We have received an execution fee of $24.0 million under this agreement and we are recognizing this payment ratably over the estimated remaining development period. We recognized revenues of $6.5 million in 2007 and 2008. The GSK LymphoStat-B agreement includes cost-sharing provisions under which we and GSK share clinical development costs. We recorded cost reimbursement from GSK of $39.3 million in 2007 and $51.8 million in 2008 under this provision, which was reflected as a reduction in expenses. This agreement will expire three years after the later of (i) the expiration date of certain patent rights related to LymphoStat-B and (ii) a period of ten years after the first commercial sale of LymphoStat-B. These certain patent rights are expected to expire by 2023, with the potential for later expiration that may result from any issuance of additional patents and/or patent term extensions. GSK may terminate the agreement if (i) upon the basis of competent scientific evidence or data regarding commercial potential, GSK determines LymphoStat-B does not merit incurring additional development or marketing expenses or (ii) LymphoStat-B is not approved by the FDA or EMEA. In addition, either party may terminate if the other party commits a material breach of the agreement or if the other party is bankrupt or insolvent.

Darapladib.  In December 2008, GSK initiated Phase 3 development of darapladib, a small-molecule Lp-PLA2 inhibitor discovered by GSK based on HGS technology. GSK is developing darapladib as a treatment for atherosclerosis, and it has the potential to become an important treatment for the prevention of cardiovascular risk. We will receive a 10% royalty on worldwide sales of darapladib if it is commercialized, and we have a 20% co-promotion option in North America and Europe. We are also entitled to receive a milestone payment if darapladib moves through clinical development into registration.

Syncria.  In February 2009, GSK initiated a Phase 3 clinical trial program to evaluate the efficacy, safety and tolerability of Syncria in the long-term treatment of type 2 diabetes mellitus. Syncria was created by HGS using its proprietary albumin-fusion technology, and licensed to GSK in 2004. HGS is entitled to fees and milestone payments that could amount to as much as $183.0 million — including $24.0 million received to date. HGS will receive an additional $9.0 million milestone payment related to initiation of Phase 3 development in the first quarter of 2009. We are also entitled to single-digit royalties on worldwide sales if Syncria is commercialized.

TRAIL Receptor Antibodies.   In April 2008, we reacquired rights to the TRAIL receptor antibodies HGS-ETR1 and HGS-ETR2 from GSK, in return for a reduction in royalties due to HGS if Syncria is commercialized. The fees and milestone payments due to our Company under the original Syncria agreement, some of which have already been received, could amount to as much as $183.0 million and remain unchanged in the amended agreement.

United States Government

ABthrax.  In September 2005, we entered into a two-phase contract with the Biomedical Advanced Research and Development Authority (BARDA) of the U.S. Department of Health and Human Services (HHS) to supply ABthrax for inhalation anthrax. HHS is the lead agency for public health and medical response to man-made or natural disasters, including acts of bioterrorism. Under the first phase of the contract, we supplied ten grams of ABthrax to HHS for comparative in vitro and in vivo testing and received approximately $1.8 million for this work. In June 2006, under the second phase of the contract, the U.S. Government exercised its option to purchase treatment courses of ABthrax for the U.S. Strategic National Stockpile. Under the contract, we agreed to manufacture and deliver 20,001 treatment courses to the U.S. Strategic National Stockpile. We began delivery to the Stockpile in January 2009. We expect to recognize a total of approximately $165.0 million in revenues from this contract, including at least $150.0 million in early 2009. This agreement can be terminated by the U.S. Government if it determines that a termination is in its interest.

Product Collaborations and Agreements

Aegera Therapeutics.  In December 2007, we and Aegera Therapeutics, Inc. completed a licensing and collaboration agreement providing us with exclusive worldwide rights (excluding Japan) to develop and commercialize HGS1029 (formerly AEG40826) and other small-molecule inhibitors of IAP (inhibitor of apoptosis) proteins in oncology. Under the agreement, we made an upfront payment to Aegera of $20.0 million as a licensing fee and for an equity investment. Aegera will be entitled to receive up to $295.0 million in future development and commercial milestone payments, including a $5.0 million milestone paid in 2008 upon FDA clearance of an IND. Aegera will receive low double-digit royalties on net sales in the HGS territory. In North America, Aegera will have the option to co-promote, under which it will share certain expenses and profits (30%) in lieu of its royalties. Aegera retains the non-oncology rights to its IAP inhibitors that are not selected for development under this agreement.

CoGenesys.  In June 2006, we completed the transaction establishing CoGenesys as an independent company, established to focus on the early development of selected product opportunities and the monetization of certain HGS intellectual property and technology assets that HGS did not plan to develop internally. In February 2008, Teva Pharmaceutical Industries Ltd. (“Teva”) acquired all the outstanding shares of CoGenesys. We received a total of approximately $52.6 million for our 14% equity interest, approximately $47.3 million of which was received upon closing of the transaction in February 2008, and $5.3 million of which was received in February 2009. We are also entitled to a portion of the revenue that Teva may receive from outlicensing or sales of certain therapeutic and diagnostic products successfully developed and commercialized.

Research and Technology Collaborations

HGS has a rich heritage of scientific discovery that has produced a substantial intellectual property estate and a library of thousands of therapeutic and diagnostic targets. Over the past couple of years, we have conducted a careful review and selected approximately 50 targets for further research and potential development, with the goal of filing INDs in 2010-2011. We plan to develop the selected targets through co-development or research collaborations, as well as through our own internal research, including the application of antibody development technology from various collaborators.

Process Development and Manufacturing Alliances

Protein and antibody process development and manufacturing are core HGS competencies. We currently produce several protein and antibody drugs in two state-of-the-art cGMP-compliant process development and manufacturing facilities — totaling approximately 400,000 square feet and offering both small-scale and large-scale production in batches from 650 to 20,000 liters. We are leveraging these capabilities to produce near-term revenue by entering into strategically appropriate process development and manufacturing alliances.

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

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings and litigations relating to the scope of protection of our patents and those of others, and are likely to be involved in additional proceedings that may affect directly or indirectly patents and patent applications related to our products or the products of our partners. For example, we are involved in interference and opposition proceedings related to products based on TRAIL receptor 2 (such as HGS-ETR2) and interference, opposition and revocation proceedings related to products based on BLyS (such as LymphoStat-B). Any such lawsuit or proceeding may result in a significant commitment of resources in the future. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

We have filed U.S. patent applications with respect to many human genes and their corresponding proteins. We have also filed U.S. patent applications with respect to all or portions of the genomes of several infectious and non-infectious microorganisms. We have hundreds of U.S. patents covering genes, proteins, antibodies and proprietary technologies. Our remaining applications may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases. In certain instances, we will be dependent upon our collaborators to file and prosecute patent applications.

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

We also are aware that others, including universities and companies working in the biotechnology and pharmaceutical fields, have filed patent applications and have been granted patents in the U.S. and in other countries that cover subject matter potentially useful or necessary to our business. Some of these patents and patent applications claim only specific products or methods of making products, while others claim more general processes or techniques useful in the discovery and manufacture of a variety of products. The risk of additional patents and patent applications will continue to increase as the biotechnology industry progresses. We cannot predict the ultimate scope and validity of existing patents and patents that have been or may be granted to third parties, nor can we predict the extent to which we may wish or be required to obtain licenses to such patents, or the availability and cost of acquiring such licenses. To the extent that licenses are required, the owners of the patents could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products.

Issued patents may not provide commercially meaningful protection against competitors and may not provide us with competitive advantages. Other parties may challenge our patents or design around our issued patents or develop products providing effects similar to our products. Furthermore, patents are issued for a limited time period and may expire before the useful life of the covered product. In addition, others may discover uses for genes, proteins or antibodies other than those uses covered in our patents, and these other uses may be separately patentable. The holder of a patent covering the use of a gene, protein or antibody for which we have a patent claim could exclude us from selling a product for a use covered by its patent.

We rely on trade secret protection to protect our confidential and proprietary information. We believe we have developed proprietary procedures for making libraries of DNA sequences and genes. We have not sought patent protection for these procedures. We have developed a substantial database concerning genes we have identified. We have taken security measures to protect our data and continue to explore ways to further enhance the security for our data. However, we may not be able to meaningfully protect our trade secrets. While we have entered into confidentiality agreements with employees and collaborators, we may not be able to prevent their disclosure of these data or materials. Others may independently develop substantially equivalent information and techniques.

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

Basis of Competition.  Principal competitive factors in our industry include:

•	the quality and breadth of an organization’s technology;

•	the skill of an organization’s employees and ability to recruit and retain skilled employees;

•	an organization’s intellectual property estate;

•	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and

•	the availability of substantial capital resources to fund discovery, development, manufacturing and commercialization activities.

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

Government Regulation

Regulations in the U.S. and other countries have a significant impact on our research, product development and manufacturing activities and will be a significant factor in the marketing of our products. All of our products require regulatory approval prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and similar regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our ability to commercialize our products in a timely manner, or at all.

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

Marketing Approvals.  Before a product can be marketed and sold, the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application or a biologics license application, depending on the type of drug. In responding to a new drug application or a biologics license application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, or at all.

In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy (such as Phase 4 trials). Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with current good manufacturing practices, or cGMPs, reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, any of which could materially adversely affect our business.

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

In addition, ethical, social and legal concerns about genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we or our suppliers may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing our products.

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

Sources of Supply

Most raw materials and other supplies required in our business are generally available from various suppliers in quantities adequate to meet our needs. Certain raw materials and other supplies required for manufacturing are currently available only from single sources. As we prepare for commercialization of our products, we intend to identify alternative sources of supply.

Manufacturing

We are able to manufacture multiple protein and antibody drugs for use in research and clinical activities. We produce and purify these protein and antibody drugs in two process development and manufacturing facilities that total approximately 400,000 square feet and offer both small-scale and large-scale manufacturing capabilities. We completed the commissioning and validation of our large-scale manufacturing facility in 2006, and successfully manufactured our first cGMP-compliant material at commercial scale. We do not currently manufacture any products for commercial use. We have, however, manufactured ABthrax for supply to the U.S. Strategic National Stockpile.

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

Employees

As of February 1, 2009, we had approximately 880 full-time employees. None of our employees is covered by a collective bargaining agreement and we consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS

There are a number of risk factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.

If we are unable to commercialize our Phase 3 and earlier development molecules, we may not be able to recover our investment in our product development and manufacturing efforts.

We have invested significant time and resources to isolate and study genes and determine their functions. We now devote most of our resources to developing proteins, antibodies and small molecules for the treatment of human disease. We are also devoting substantial resources to the maintenance of our own manufacturing capabilities, both to support clinical testing and eventual commercialization. We have made and are continuing to make substantial expenditures. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. We cannot assure you that the tests and studies will yield products approved for marketing by the FDA in the United States or similar regulatory authorities in other countries, or that any such products will be profitable. We will incur substantial additional costs to continue these activities. If we are not successful in commercializing our Phase 3 and earlier development molecules, we may be unable to recover the large investment we have made in research, development and manufacturing efforts.

Because we will be disclosing data from three Phase 3 trials on our two lead products this year, 2009 will be a pivotal year for the Company.

In 2009, we will be disclosing data from three ongoing Phase 3 clinical trials on our two lead products, Albuferon and LymphoStat-B. Even if we determine that the results from the trials are positive, FDA may determine that the results are insufficient either to file a BLA or to obtain marketing approval. If the results of the trials are negative for one or both of the products, we may not have sufficient data to file a BLA with the FDA and our results of operations and business will be materially adversely affected. If the results of these trials are negative for both products, we may not have sufficient resources to continue development of other products.

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

Our work depends on new, rapidly evolving technologies and on the marketability and profitability of innovative products. Commercialization involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the possibility that:

•	these technologies or any or all of the Phase 3 and earlier development molecules based on these technologies will be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;

•	the products, even if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

•	proprietary rights of third parties will prevent us or our collaborators from exploiting technologies or marketing products; and

•	third parties will market superior or equivalent products.

Because we are a late-stage development company, we cannot be certain that we can develop our business or achieve profitability.

We expect to continue to incur losses and we cannot assure you that we will ever become profitable. Although we have received U.S. Government approval for our initial order of ABthrax, we cannot assure you we will receive additional orders. A number of our products are in late-stage development, however it will be several years, if ever, before we are likely to receive continuing revenue from product sales or substantial royalty payments. We will continue to incur substantial expenses relating to research, development and manufacturing efforts and human studies. Depending on the stage of development, our products may require significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.

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

Several years ago, we sharpened our focus on our most promising drug candidates. We reduced the number of drugs in early development and focused our resources on the drugs that address the greatest unmet medical needs with substantial growth potential. In 2006, we spun off our CoGenesys division (“CoGenesys”) as an independent company, in a transaction that was treated as a sale for accounting purposes. In 2008, CoGenesys was acquired by Teva Pharmaceuticals Industries, Ltd. (“Teva”) and became a wholly-owned subsidiary of Teva called Teva Biopharmaceuticals USA, Inc. (“Teva Bio”).

Our ability to discover and develop new products will depend on our internal research capabilities and our ability to acquire products. Our internal research capability was reduced when we completed the spin-off of CoGenesys. Although we continue to conduct research and development activities on products, our limited resources for new products may not be sufficient to discover and develop new drug candidates.

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

Although we are conducting human studies with respect to a number of products, we have limited experience with these activities and may not be successful in developing or commercializing these or other products. Our ability to develop and commercialize products based on proteins, antibodies and small molecules will depend on our ability to:

•	successfully complete laboratory testing and human studies;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

•	maintain production facilities meeting all regulatory requirements or enter into arrangements with third parties to manufacture our products on our behalf; and

•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.

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

To date, data obtained from our clinical trials may not be sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. For example, we will be submitting a Biologics License Application (“BLA”) to the FDA for ABthrax, but the studies we have conducted to date may not be sufficient to obtain FDA approval. In addition, based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. For example, in 2005, we discontinued our clinical development of LymphoRad131, a product candidate to treat cancer. We also discontinued development of HGS-TR2J and returned all rights to Kirin Brewery Company, Ltd.

We are conducting Phase 3 clinical development programs for Albuferon and LymphoStat-B. Each of these development programs includes two Phase 3 clinical trials which are large-scale, multi-center trials and more expensive than our Phase 1 and Phase 2 clinical trials. The last three of these Phase 3 clinical trials will not be completed until 2009, at the earliest. In January 2008, we modified the dosing in the two Albuferon Phase 3 trials based on a recommendation from our independent Data Monitoring Committee (“DMC”). The DMC recommendation was based on the incidence rate of serious pulmonary adverse events in the high dose arm of the two trials. The DMC for Albuferon has completed the monitoring of these trials now that the dosing period has concluded in both studies. In December 2008, we announced that we had completed one of the Phase 3 studies for Albuferon; in that study, Albuferon met its primary efficacy endpoint of non-inferiority to peginterferon alfa-2a. We cannot assure you that we will be able to complete our other Phase 3 clinical trials successfully or obtain FDA approval of Albuferon or LymphoStat-B, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Albuferon and/or LymphoStat-B may be marketed.

We face risks in connection with our ABthrax product in addition to risks generally associated with drug development.

The development of ABthrax presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies are known to be developing biodefense pharmaceuticals and related products to combat anthrax. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. Government and its agencies, the success of ABthrax will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. In the case of the U.S. Government, executive or legislative action could attempt to impose production and pricing requirements on us. We have entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of ABthrax for the Strategic National Stockpile for use in the treatment of anthrax disease. We have begun delivery of these doses and the U.S. Government has accepted our initial deliveries. We have future deliveries to make and have ongoing obligations under the contract, including the obligation to file a BLA and to obtain FDA approval. We will continue to face risks related to these future deliveries and the requirements of the contract. If we are unable to complete these deliveries or to meet our obligations associated with this contract, the U.S. Government will not be required to make future payments related to that order. In addition, we are in discussions with the U.S. Government concerning the possibility of future orders of ABthrax. We cannot assure you that we will be successful in obtaining an order for additional doses of ABthrax or, if we are successful in obtaining an order, that we will be successful in fulfilling that order.

Because neither we nor any of our collaboration partners have received marketing approval for any product candidate resulting from our research and development efforts, and because we may never be able to obtain any such approval, it is possible that we may not be able to generate any product revenue other than with respect to ABthrax.

Neither we nor any of our collaboration partners have completed development of any product based on our research and development efforts. It is possible that we will not receive FDA marketing approval for any of our product candidates. Although a number of our potential products have entered clinical trials, we cannot assure you that any of these products will receive marketing approval. All products being developed by our collaboration partners will also require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaboration partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaboration partners may need to successfully address a number of technical challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biotechnology industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration may be increased by any need to coordinate geographically separated organizations and address possible differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, the integration and retention of key personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.

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

We will depend on Teva Bio to develop and commercialize the assets licensed as part of the spin-off of CoGenesys. If Teva Bio is not successful in its efforts, we will not receive any revenue from the development of these assets. In addition, our relationship with Teva Bio will be subject to the risks and uncertainties inherent in our other collaborations.

Because we currently depend on our collaboration partners for substantial revenue, we may not become profitable if we cannot increase the revenue from our collaboration partners or other sources.

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

We are conducting Phase 3 clinical development programs for both Albuferon and LymphoStat-B. These development programs include four Phase 3 large-scale, multi-center clinical trials, only one of which has been completed. We rely on our collaborators to reimburse us for approximately half of the expenditures related to these programs. To execute our Phase 3 clinical trial programs, we strengthened our development organization and increased our dependence on third-party contract clinical trial providers. The collaboration agreements with our partners in the development of these two products provide for the reimbursement of approximately half of these increased expenditures. However, our collaborators may not agree with our expenses or may not perform their obligations under our agreements with them. Further, it is difficult to accurately predict or control the amount or timing of these expenditures, and uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. As a result, if we are unable to obtain funding under these agreements on a timely basis, we may be forced to delay, curtail or terminate these Phase 3 trials, which could adversely affect our ability to commercialize our products and harm our business.

FINANCIAL AND MARKET RISKS

Because of our substantial indebtedness, we may be unable to adjust our strategy to meet changing conditions in the future.

As of December 31, 2008, we had long-term obligations of approximately $756.5 million of which $510.0 million represents convertible debt. Subsequent to December 31, 2008, we repurchased approximately $106.2 million of convertible subordinated debt. During the year ended December 31, 2008, we made interest and principal payments of $35.0 million on our indebtedness. Our substantial debt will have several important consequences for our future operations. For instance:

•	payments of interest on, and principal of, our indebtedness will be substantial and may exceed then current income and available cash;

•	we may be unable to obtain additional future financing for continued clinical trials, capital expenditures, acquisitions or general corporate purposes;

•	we may be unable to withstand changing competitive pressures, economic conditions and governmental regulations; and

•	we may be unable to make acquisitions or otherwise take advantage of significant business opportunities that may arise.

We may not have adequate resources available to repay our convertible subordinated debt when it becomes due.

As of December 31, 2008, we had $510.0 million in convertible subordinated debt outstanding, with $280.0 million and $230.0 million due in 2011 and 2012, respectively. This debt is convertible into our common stock at a conversion price of approximately $15.55 and $17.78 per share, respectively. In February 2009, we repurchased approximately $82.9 million of the 2011 debt and $23.3 million of the 2012 debt at a cost of approximately $50.0 million plus accrued interest. If our stock price does not exceed the applicable conversion price when the remaining debt matures, we may need to pay the note holders in cash or restructure some or all of the debt. Since it may be several years, if ever, before we are likely to receive continuing revenue from product sales or substantial royalty payments, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay the remaining debt in 2011 and 2012.

To become a successful biopharmaceutical company, we are likely to need additional funding in the future. If we do not obtain this funding on acceptable terms, we may not be able to generate sufficient revenue to repay our convertible debt, to launch and market successfully our products and to continue our biopharmaceutical discovery and development efforts.

We continue to expend substantial funds on our research and development programs and human studies on current and future drug candidates. If our Phase 3 programs are successful, we will begin to expend significant funds to support pre-launch and commercial marketing activities. We may need additional financing to fund our operating expenses, including pre-commercial launch activities, marketing activities, research and development and capital requirements. In addition, even if our products are successful, if our stock price does not exceed the applicable conversion price when our remaining convertible debt matures, we may need to pay the note holders in cash or restructure some or all of the debt. If we are unable to restructure the debt, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay the remaining debt. We may not be able to obtain additional financing on acceptable terms either to fund operating expenses or to repay the convertible debt. If we raise additional funds by issuing equity securities, equity-linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders and the new debt securities may contain restrictive financial covenants.

Our need for additional funding will depend on many factors, including, without limitation:

•	the amount of revenue or cost sharing, if any, that we are able to obtain from our collaborations, any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our development programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	the commercial sources of our products;

•	our stock price;

•	our ability to establish and maintain collaboration partnerships;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims; and

•	scientific progress in our research and development programs.

If we are unable to raise additional funds, we may, among other things:

•	delay, scale back or eliminate some or all of our research and development programs;

•	delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

Our short-term investments, marketable securities and restricted investments are subject to certain risks which could materially adversely affect our overall financial position.

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, the capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. We maintain a significant portfolio of investments in short-term investments, marketable debt securities and restricted investments, which are recorded at fair value. Certain of these transactions expose us to credit risk in the event of default of the issuer. To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. In September 2008, Lehman Brothers Holdings, Inc. (“LBHI”) filed for bankruptcy and the debt securities issued by LBHI experienced a significant decline in market value, which caused an other-than-temporary impairment of our investment in LBHI. As a result, we recorded an impairment charge of $6.3 million during 2008. In recent months, certain financial instruments, including some of the securities in which we invest, have sustained downgrades in credit ratings and some high quality short term investment securities have suffered illiquidity or events of default. Further deterioration in the credit market may have a further adverse effect on the fair value of our investment portfolio. Should any of our short-term investments, marketable securities or restricted investments lose additional value or have their liquidity impaired, it could materially and adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing may not be available on commercially attractive terms or at all.

Some of our operating leases contain financial covenants, which may require us to accelerate payment under those agreements or increase the amount of our security deposits.

Under the leases for some of our equipment and our process development and small-scale manufacturing facility, we must maintain minimum levels of unrestricted cash, cash equivalents, marketable securities and net worth. During 2007, we amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. We also pledged additional collateral to another lessor to satisfy the minimum net worth covenant associated with certain other leases. With respect to the small-scale manufacturing facility lease, we increased the amount of our security deposits in 2007 by approximately $1.0 million, raising the level in 2007 to $15.0 million. Under certain circumstances pertaining to this facility lease, if we do not elect to purchase the facility, we could lose either a portion or all of our restricted investments and record a charge to earnings for such a loss.

Our insurance policies are expensive and protect us only from some business risks, which could leave us exposed to significant, uninsured liabilities.

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

We are involved in a number of interference proceedings brought by the United States Patent and Trademark Office and may be involved in other interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. For example, we are involved in interferences in the United States with both Genentech, Inc. and Immunex Corporation, a wholly-owned subsidiary of Amgen, Inc., related to products based on TRAIL Receptor 2 (such as HGS-ETR2). In three of these interferences, we have initiated district court litigation to review adverse decisions by the United States Patent and Trademark Office. In one of these cases, we are also seeking appellate review of a jurisdictional issue decided by the district court. Additional litigation related to these TRAIL Receptor 2 interferences is likely.

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

We have also opposed European patents issued to Genentech, Inc. and Immunex Corporation related to products based on TRAIL Receptor 2, and Genentech, Inc. and Immunex Corporation have opposed our European patents related to products based on TRAIL Receptor 2. Genentech, Inc. also has opposed our Australian patent related to products based on TRAIL Receptor 2. In addition, Genentech, Inc. has opposed our European patent related to products based on TRAIL Receptor 1 (such as HGS-ETR1).

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

If others file patent applications or obtain patents similar to ours, then the United States Patent and Trademark Office may deny our patent applications, or others may restrict the use of our discoveries.

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

We may not be able to meaningfully protect our trade secrets. We rely on trade secret protection to protect our confidential and proprietary information. We believe we have acquired or developed proprietary procedures and materials for the production of proteins and antibodies. We have not sought patent protection for these procedures. While we have entered into confidentiality agreements with employees and collaborators, we may not be able to prevent their disclosure of these data or materials. Others may independently develop substantially equivalent information and processes.

REGULATORY RISKS

Because we are subject to extensive changing government regulatory requirements, we may be unable to obtain government approval of our products in a timely manner.

Regulations in the U.S. and other countries have a significant impact on our research, product development and manufacturing activities and will be a significant factor in the marketing of our products. All of our products require regulatory approval prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and similar regulatory authorities in other countries, such as Europe and Japan. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our ability to commercialize our products in a timely manner, or at all.

Marketing Approvals.  Before a product can be marketed and sold in the U.S., the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application or a biologics license application, depending on the type of drug. In responding to a new drug application or a biologics license application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, or at all.

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

Principal competitive factors in our industry include:

•	the quality and breadth of an organization’s technology;

•	the skill of an organization’s employees and ability to recruit and retain skilled employees;

•	an organization’s intellectual property portfolio;

•	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and

•	the availability of substantial capital resources to fund discovery, development and commercialization activities.

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

The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the U.S., a number of proposals have been made to reduce the regulatory burden of follow-on biologics, which could affect the prices and sales of our products in the future. Additional proposals may occur as a result of a change in the presidential administration in January 2009. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

We may be unable to successfully establish a manufacturing capability and may be unable to obtain required quantities of our Phase 3 and earlier development molecules economically.

We have not yet manufactured any products approved for commercial use and have limited experience in manufacturing materials suitable for commercial use. We have only limited experience manufacturing in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with cGMP requirements for commercial production. We may not be able to successfully establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.

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

We may be unable to fulfill the terms of our agreement with Hospira, Inc. and other agreements, if any, with potential customers for manufacturing process development and supply of selected biopharmaceutical products.

We have entered into an agreement with Hospira, Inc. (“Hospira”) for manufacturing process development and commercial supply of selected biopharmaceutical products, and may enter into similar agreements with other potential customers. We may not be able to successfully manufacture products under the agreement with Hospira or under other agreements, if any. We have not yet manufactured any products approved for commercial use and have limited experience in manufacturing materials suitable for commercial use. We have limited experience manufacturing in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with cGMP requirements for commercial production. We may not be able to enter into additional agreements with other customers. Hospira or any future customer may decide to discontinue the products contemplated under the agreements, and therefore we may not receive revenue from these agreements.

Because we currently have only a limited marketing capability, we may be unable to sell any of our products effectively.

We do not have any marketed products, although we have sold ABthrax to the U.S. Government. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. GSK, Novartis and others have co-marketing rights with respect to certain of our products. If we decide to market any products, either independently or together with partners, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.

Because we depend on third parties to conduct many of our human studies, we may encounter delays in or lose some control over our efforts to develop products.

We are dependent on third-party research organizations to conduct most of our human studies. We have engaged contract research organizations to manage our global Phase 3 studies. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for the management of these human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete the activities on schedule.

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

Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. For the twelve months ended December 31, 2008, the closing price of our common stock has been as low as $1.24 per share and as high as $11.79 per share. The market price of our common stock could fluctuate widely because of:

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

We currently lease and occupy approximately 900,000 square feet of laboratory, manufacturing and office space in Rockville, Maryland. Our space includes approximately 200,000 square feet of laboratory space, approximately 400,000 square feet of manufacturing and manufacturing support space and approximately 300,000 square feet of office space. In addition, we have subleased a portion of our headquarters facility.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ Global Market under the symbol HGSI. The following table presents the quarterly high and low closing prices as quoted by NASDAQ.

	High	Low

2007
First Quarter	$12.52	$10.25
Second Quarter	$11.51	$8.92
Third Quarter	$10.39	$7.06
Fourth Quarter	$11.10	$9.12
2008
First Quarter	$11.79	$4.86
Second Quarter	$6.79	$5.21
Third Quarter	$7.94	$5.17
Fourth Quarter	$6.06	$1.24

As of January 31, 2009, there were approximately 676 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future, in part because existing contractual agreements prohibit such dividends. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ U.S. Stock Market Total Return Index (the “TRI”) and the NASDAQ Pharmaceutical Index (the “NPI”). The comparison assumes $100 was invested on December 31, 2003 in our Common Stock and in each of the foregoing indices and assumes the reinvestment of dividends, if any.

Comparison of 5 Year Cumulative Total Return

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We present below our selected consolidated financial data for the years ended December 31, 2008, 2007 and 2006, and as of December 31, 2008 and 2007, which have been derived from the audited consolidated financial statements included elsewhere herein and should be read in conjunction with such consolidated financial statements and the accompanying notes. We present below our selected financial data for the years ended December 31, 2005 and 2004, and as of December 31, 2006, 2005 and 2004, which have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share and ratio data)

Statement of Operations Data:
Revenue — research and development contracts	$48,422	$41,851	$25,755	$19,113	$3,831

Costs and expenses:
Research and development	242,710	245,745	209,242	228,717	219,549
General and administrative	60,865	55,874	53,101	42,066	35,728
Lease termination and restructuring charges (credits)	—	(3,673)	29,510	—	15,408

Total costs and expenses	303,575	297,946	291,853	270,783	270,685

Income (loss) from operations	(255,153)	(256,095)	(266,098)	(251,670)	(266,854)
Investment income	23,487	32,988	27,131	24,218	40,298
Interest expense	(39,483)	(39,341)	(26,965)	(12,085)	(19,030)
Charge for impaired investments	(6,284)	—	—	—	—
Gain on sale of long-term equity investments	32,518	—	14,759	1,302	255
Gain (loss) on extinguishment of debt	—	—	—	(1,204)	2,433

Income (loss) before taxes	(244,915)	(262,448)	(251,173)	(239,439)	(242,898)
Provision for income taxes	—	—	—	—	—

Net income (loss)	$(244,915)	$(262,448)	$(251,173)	$(239,439)	$(242,898)

Net income (loss) per share, basic and diluted	$(1.81)	$(1.95)	$(1.91)	$(1.83)	$(1.87)
Other Data:
Ratio of earnings to fixed charges	—	—	—	—	—
Coverage deficiency	$(244,915)	$(262,448)	$(251,173)	$(239,439)	$(242,898)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA, CONTINUED

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, short-term investments, marketable securities and restricted investments(1)	$372,939	$603,840	$763,084	$646,220	$952,686
Total assets(2)	674,164	949,105	1,149,668	997,046	1,249,385
Total debt and lease financing, less current portion(2)	756,477	754,099	751,526	510,000	505,131
Accumulated deficit	(2,127,744)	(1,882,829)	(1,620,381)	(1,369,208)	(1,129,769)
Total stockholders’ equity (deficit)	(241,375)	(11,902)	213,923	416,966	656,047

(1)	“Cash, cash equivalents, short-term investments, marketable securities and restricted investments” for 2008, 2007, 2006, 2005 and 2004 includes $69,360, $70,931, $61,165, $220,171 and $215,236 respectively, of restricted investments relating to certain leases.

(2)	“Total assets” for 2008, 2007, 2006, 2005 and 2004 includes $69,360, $70,931, $61,165, $220,171 and $215,236 respectively, of restricted investments relating to certain leases. “Total debt and lease financing, less current portion” for 2008, 2007, 2006, 2005 and 2004 does not include any operating lease obligations under various facility and equipment lease arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Human Genome Sciences, Inc. (“HGS”) is a commercially focused biopharmaceutical company advancing toward the market with three products in late-stage clinical development: Albuferon® for chronic hepatitis C, LymphoStat-B® for systemic lupus erythematosus (“SLE”), and ABthraxtm for inhalation anthrax. In January 2009, we achieved our first product sales when we began delivery of ABthrax to the U.S. Strategic National Stockpile.

Albuferon and LymphoStat-B are also progressing toward commercialization. In December 2008, we reported that Albuferon successfully met its primary endpoint in the first of two Phase 3 clinical trials in chronic hepatitis C; we expect to report results of the second Phase 3 trial in March 2009. If results in the second Phase 3 trial are also successful, we expect the filing of global marketing applications for Albuferon in fall 2009. We completed enrollment in both Phase 3 trials of LymphoStat-B in SLE in 2008, and we expect to report the results of these studies in July and November 2009, respectively. Assuming success in Phase 3, we plan to file global marketing applications for LymphoStat-B in the first half of 2010.

We also have substantial financial rights to two novel drugs that GlaxoSmithKline (“GSK”) has advanced to late-stage development. In December 2008, GSK initiated the first Phase 3 clinical trial of darapladib, which was discovered by GSK based on HGS technology, in more than 15,000 men and women with chronic coronary heart disease. GSK plans to initiate a second large Phase 3 trial of darapladib in late 2009. In February 2009, GSK initiated a Phase 3 clinical trial program for Syncria® (albiglutide) in the long-term treatment of type 2 diabetes mellitus. Syncria was created by HGS using our proprietary albumin-fusion technology, and we licensed Syncria to GSK in 2004.

HGS also has several novel drugs in earlier stages of clinical development for the treatment of cancer, led by our TRAIL receptor antibody HGS-ETR1 and a small-molecule antagonist of IAP (inhibitor of apoptosis) proteins.

Our strategic partnerships with leading pharmaceutical and biotechnology companies allow us to leverage our strengths and gain access to sales and marketing infrastructure, as well as complementary technologies. Some of these partnerships provide us with licensing or other fees, clinical development cost-sharing, milestone payments and rights to royalty payments as products are developed and commercialized. In some cases, we are entitled to certain commercialization, co-promotion, revenue-sharing and other product rights.

We have not received any significant product sales revenue or royalties from product sales through 2008 and any significant revenue from product sales or from royalties on product sales in the next several years is uncertain, other than with respect to ABthrax. To date, substantially all of our revenue relates to payments received under our collaboration and license agreements.

During 2006, we entered into a collaboration agreement with Novartis International Pharmaceutical, Ltd. (“Novartis”). Under this agreement, Novartis will co-develop and co-commercialize Albuferon and share development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement and are recognizing this payment as revenue ratably over the estimated development period ending in 2010. Including this up-front fee, we are entitled to payments aggregating $507.5 million upon the successful attainment of certain milestones. As of December 31, 2008, we have contractually earned and received payments aggregating $132.5 million. We are recognizing these milestones as revenue ratably over the estimated remaining development period.

In 2005, GSK exercised its option to co-develop and co-commercialize two of our products, LymphoStat-B and HGS-ETR1. In accordance with a co-development and co-commercialization agreement signed during 2006 related to LymphoStat-B, we and GSK will share Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We received a $24.0 million payment during 2006 as partial consideration for entering into this agreement with respect to LymphoStat-B and are recognizing this payment as revenue ratably over the estimated development period ending in 2010. During 2008, we reacquired GSK’s rights to TRAIL receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from

Overview (continued)

GSK, in exchange for a reduction in potential future royalties due to us for a product currently being developed by GSK.

In 2005, we entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, with the U.S. Government. Under the first phase of the contract, we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. During 2006, under the second phase of the contract, the U.S. Government exercised its option to purchase 20,001 treatment courses of ABthrax for the Strategic National Stockpile. In January 2009 we began delivery of ABthrax to the U.S. Strategic National Stockpile and in February 2009 the product was accepted and we recorded revenue for the product as well as certain costs incurred to develop ABthrax.

We expect that any significant revenue or income for at least the next two years may be limited to ABthrax revenue, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK and Novartis, payments from the sale of product rights, payments under manufacturing agreements, such as our agreement with Hospira, Inc., investment income and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development efforts. As a result, we expect to incur continued and significant losses over the next several years unless we are able to realize additional revenues under existing or any future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

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

We currently believe the following accounting policies to be critical:

Investments.  We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We carry our investments at their respective fair values, except for our investment in Aegera Pharmaceuticals, Inc. (“Aegera”), which is carried at historical cost because it is a privately held company for which no quoted market price is available. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including but not limited to the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and our intent and ability to hold the security until the market values recover, which may be maturity. If management determines that such an impairment exists we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a short-term investment or marketable security prior to maturity, we classify our short-term investments and marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized, or an other-than-temporary impairment is recorded. We classify those marketable securities that may be used in operations within one year as short-term investments. Those marketable securities in which we have both the ability to hold until maturity and

Critical Accounting Policies and the Use of Estimates (continued)

have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as non-current marketable securities. We review the carrying value of the Aegera investment on a periodic basis for indicators of impairment, and adjust the value accordingly.

For investments carried at fair value, we disclose the level within the fair value hierarchy as prescribed by SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). We evaluate the types of securities in our investment portfolios to determine the proper classification in the fair value hierarchy based on trading activity and the observability of market inputs. We generally obtain a single quote or price per instrument from independent third parties to help us determine the fair value of securities in Level 1 and Level 2 of the fair value hierarchy.

Leases.  We lease various real properties under operating leases that generally require us to pay taxes, insurance and maintenance. During 2006, we terminated one lease agreement (the “Traville lease”) with Wachovia Development Corporation (“WDC”), which had been structured as a synthetic lease and had been accounted for as an operating lease. In place of the Traville synthetic lease, we entered into a 20-year lease agreement with BioMed Realty Trust, Inc. (“BioMed”), which acquired the Traville facility from WDC. We account for the Traville lease with BioMed as an operating lease.

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

Impairments of long-lived assets.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount the assets, the assets are written down to their estimated fair values. Long-lived assets to be sold are carried at fair value less costs to sell. During 2006, we recorded exit and impairment charges of approximately $9.2 million and $3.5 million relating to certain space in our Traville headquarters and certain laboratory space, respectively. During 2007, we sold the laboratory space and reversed the remaining exit and impairment charges related to that space.

Revenue.  Our revenue recognition policies for all non-refundable up-front license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition (“SAB No. 104”). In addition, we follow the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, for multiple element revenue arrangements entered into or materially amended after June 30, 2003. EITF 00-21 provides guidance on when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement. Under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting, non-refundable up-front license fees are deferred and recognized as revenue on a straight-line basis over the expected

Critical Accounting Policies and the Use of Estimates (continued)

term of our continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. If not deemed substantive, we would recognize such milestone as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and, (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing research and development or other services are priced at fair value. Payments received in advance of work performed are recorded as deferred revenue.

The up-front license fee received in 2006 from Novartis in connection with our Albuferon product is being recognized ratably over an estimated four-year clinical development period ending in 2010. To the extent we achieve the clinical development milestones set forth in the Novartis agreement, these will be recognized ratably over the remaining estimated clinical development period from the date of attainment. Our initial payment from GSK in connection with LymphoStat-B is being recognized ratably over the estimated four-year clinical development period ending in 2010. Our up-front license fee with GSK in connection with Syncria® is being recognized ratably over the estimated seven-year clinical development period. Our revenues from Teva Biopharmaceuticals USA, Inc. (“Teva Bio”), formerly CoGenesys, as they relate to the intellectual property license, are being recognized on a straight-line basis over the three-year period covered by the manufacturing services agreement, as amended. Our other revenues in 2008, 2007 and 2006 have been recognized in full upon receipt, as we have no continuing obligation.

During 2008, we entered into an agreement whereby we began providing contract manufacturing services. Revenue in 2008, which was not significant, was recorded as milestones were met.

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

We account for share-based awards to employees and non-employee directors pursuant to SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).

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

Exit Accruals.  In 2006, we exited certain facilities, which required us to make significant estimates in several areas including the realizable values of assets deemed redundant or excess and the ability to generate sublease income. We recorded an initial liability of approximately $9.0 million in lease-related costs with respect to our 2006 exit activities. During 2007, we sold one of the facilities that we exited in 2006 and reversed the remaining exit and impairment accrual of $2.0 million related to that space.

Results of Operations

Years Ended December 31, 2008 and 2007

Revenues.  We had revenues of $48.4 million and $41.9 million for the years ended December 31, 2008 and 2007, respectively. Revenues for the year ended December 31, 2008 consisted primarily of revenue recognized from Novartis of $35.4 million for the straight-line recognition of up-front license fees and milestones reached for Albuferon and $6.5 million from GSK related to straight-line recognition of up-front license fees for LymphoStat-B.

The 2007 revenues consisted primarily of $28.0 million in revenue recognized from Novartis for the straight-line recognition of up-front license fees and milestones reached for Albuferon and $6.5 million from GSK related to straight-line recognition of up-front license fees for LymphoStat-B.

Expenses.  Research and development expenses were $242.7 million for the year ended December 31, 2008 as compared to $245.7 million for the year ended December 31, 2007. Research and development expenses for 2007 include $16.9 million paid to Aegera in connection with a collaboration and license agreement. Our research and development expenses for the year ended December 31, 2008 are net of $36.1 million and $51.8 million of costs reimbursed by Novartis and GSK, respectively. Our research and development expenses for the year ended December 31, 2007 are net of $46.5 million and $39.3 million of costs reimbursed by Novartis and GSK respectively.

We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development costs.

Our research costs amounted to $25.6 million for the year ended December 31, 2008 as compared to $34.0 million for the year ended December 31, 2007. This decrease is due to the $16.9 million paid to Aegera in 2007 in connection with our licensing and collaboration agreement and purchase price premium as compared to a $5.0 million milestone paid to Aegera in 2008, partially offset by an increase in activities supporting new target development. Our research costs for the years ended December 31, 2008 and 2007 are net of $2.4 million and $3.0 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, increased to $35.9 million for the year ended December 31, 2008 from $30.5 million for the year ended December 31, 2007. This increase is primarily due to less cost reimbursement under the Albuferon program and greater activity in other projects for which we have no cost sharing provisions. Pharmaceutical sciences costs for the years ended December 31, 2008 and 2007 are net of $1.2 million and $4.8 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

Our manufacturing costs increased to $76.5 million for the year ended December 31, 2008 from $72.8 million for the year ended December 31, 2007. This increase is primarily due to increased production activities for ABthrax and LymphoStat-B, partially offset by decreased activities for HGS-ETR2 and Albuferon. Our manufacturing costs for the years ended December 31, 2008 and 2007 are net of $19.9 million and $15.1 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

Our clinical development costs decreased to $104.7 million for the year ended December 31, 2008 from $108.5 million for the year ended December 31, 2007. This decrease is primarily due to reduced Phase 3 Albuferon clinical trial costs as the trials near completion, partially offset by increased Phase 3 trial costs related to LymphoStat-B. Our clinical development costs for the years ended December 31, 2008 and 2007 are net of $64.4 million and $62.9 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

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

Results of Operations (continued)

Years Ended December 31, 2008 and 2007 (continued)

General and administrative expenses increased to $60.9 million for the year ended December 31, 2008 from $55.9 million for the year ended December 31, 2007. This increase is primarily due to increased preparatory activities for commercialization. General and administrative expenses include approximately $2.2 million related to the settlement of certain patent proceedings, which were offset by a decrease in other legal expenses.

During 2008, we did not incur any lease termination or restructuring charges. Lease termination and restructuring credits in 2007 related to the reversal of a liability and the recording of a gain aggregating $3.7 million in connection with the purchase and sale of a small laboratory and office building. See Note N, Facility-Related Exit Costs, of the Notes to the Consolidated Financial Statements for additional discussion.

Investment income decreased to $23.5 million for the year ended December 31, 2008 from $33.0 million for the year ended December 31, 2007. The decrease is primarily due to lower average investment balances in 2008 as compared to 2007. Investment income also includes realized net gains on our short-term investments, marketable securities and restricted investments of $0.9 million for the year ended December 31, 2008 as compared to net gains of $0.1 million for the year ended December 31, 2007. The yield on our investments was approximately 4.6% for the year ended December 31, 2008, as compared to approximately 4.8% for the year ended December 31, 2007. We believe investment income will be lower in 2009 as a result of lower interest rates and lower average cash balances. A general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

Interest expense increased to $39.5 million for the year ended December 31, 2008 compared to $39.3 million for the year ended December 31, 2007. We expect interest expense to increase in 2009 as a result of the adoption of Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). See Note B, Significant Accounting Policies, of the Notes to Consolidated Financial Statements for additional discussion.

The charge for impaired investments of $6.3 million during the year ended December 31, 2008 was due to an other-than-temporary impairment of our investment in debt securities issued by Lehman Brothers Holdings, Inc. (“LBHI”). During 2008, LBHI experienced a significant deterioration in its credit worthiness and filed a petition under Chapter 11 of the U.S. Bankruptcy Code. As a result, we determined that our investment in LBHI debt securities had incurred an other-than-temporary impairment. See Note C, Investments, of the Notes to the Consolidated Financial Statements for additional discussion.

Our gain on sale of long-term equity investments during the year ended December 31, 2008 of $32.5 million relates to the sale of our investment in CoGenesys. In 2006, we completed the sale of assets of our CoGenesys division and held a 14% equity interest in the newly formed company (“CoGenesys”). In 2008, CoGenesys was acquired by Teva Pharmaceuticals Industries, Ltd. (“Teva”). We received initial proceeds of $47.3 million. Our cost basis in this investment was $14.8 million. We received additional proceeds of approximately $5.3 million in February 2009 related to this transaction. See Note D, Collaboration Agreements and U.S. Government Agreement, of the Notes to the Consolidated Financial Statements for additional discussion.

Net Income (Loss).  We recorded a net loss of $244.9 million, or $1.81 per share, for the year ended December 31, 2008, compared to a net loss of $262.4 million, or $1.95 per share, for the year ended December 31, 2007. The decreased loss for 2008 compared to 2007 is primarily due to the gain on sale of our CoGenesys investment of $32.5 million, or $0.24 per share, and increase revenues, partially offset by a decrease in investment income and a charge for impaired investments of $6.3 million, or $0.04 per share.

Years Ended December 31, 2007 and 2006

Revenues.  We had revenues of $41.9 million and $25.8 million for the years ended December 31, 2007 and 2006, respectively. Revenues for the year ended December 31, 2007 consisted primarily of revenue recognized from Novartis of $28.0 million for the straight-line recognition of up-front license fees and milestones reached for Albuferon and $6.5 million from GSK related to straight-line recognition of up-front license fees for LymphoStat-B.

Results of Operations (continued)

Years Ended December 31, 2007 and 2006 (continued)

The 2006 revenues consisted primarily of $12.4 million in revenue recognized from GSK, consisting of $7.7 million related to Syncria, including a $6.0 million milestone received and recognized, $2.7 million related to straight-line recognition of up-front license fees for LymphoStat-B, and $2.0 million related to milestones met for two other products under GSK development, revenue recognized from Novartis of $7.1 million for the straight-line recognized of up-front license fees and a milestone reached in 2006 for Albuferon, revenue recognized from Transgene of $2.6 million and revenue recognized from CoGenesys of $1.9 million.

Expenses.  Research and development expenses were $245.7 million for the year ended December 31, 2007 as compared to $209.2 million for the year ended December 31, 2006. Research and development expenses for 2007 include $16.9 million paid to Aegera in connection with our licensing and collaboration agreement and purchase price premium. Our research and development expenses for the year ended December 31, 2007 are net of $46.5 million and $39.3 million of costs reimbursed or to be reimbursed by Novartis and GSK respectively. Our research and development expenses for the year ended December 31, 2006 are net of $22.9 million and $10.2 million of costs reimbursed by Novartis and GSK respectively, and $4.8 million of cost reimbursement from CoGenesys.

Our research costs amounted to $34.0 million for the year ended December 31, 2007 as compared to $20.0 million for the year ended December 31, 2006. This increase is due to the $16.9 million paid to Aegera in connection with our licensing and collaboration agreement and purchase price premium. Our research costs for the years ended December 31, 2007 and 2006 are net of $3.0 million and $1.4 million, respectively, of cost reimbursement from Novartis and GSK under costs sharing provisions in our collaboration agreements.

Our pharmaceutical sciences costs decreased to $30.5 million for the year ended December 31, 2007 from $32.0 million for the year ended December 31, 2006. This decrease is primarily due to cost reimbursement under our collaboration agreements and reduced activity in this area for our ABthrax program. Pharmaceutical sciences costs for the years ended December 31, 2007 and 2006 are net of $4.8 million and $4.1 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

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

Our clinical development costs increased to $108.5 million for the year ended December 31, 2007 from $71.6 million for the year ended December 31, 2006. The increase is primarily due to cost associated with the complete enrollment of Phase 3 trials for Albuferon and ongoing enrollment of Phase 3 trials for LymphoStat-B. These Phase 3 trials were just starting at the end of 2006, therefore minimal expenses were incurred in 2006 compared to 2007. Our clinical development costs for the year ended December 31, 2007 and 2006 are net of $62.9 million and $19.7 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements, which began in mid-2006.

General and administrative expenses increased to $55.9 million for the year ended December 31, 2007 from $53.1 million for the year ended December 31, 2006. This increase is primarily due to increased legal expenses associated with patent proceedings for certain of our products, partially offset by lower stock-based compensation expense.

Lease termination and restructuring credits in 2007 related to the reversal of a liability and the recording of a gain aggregating $3.7 million in connection with the purchase and sale of a small laboratory and office building. The lease termination and restructuring charges of $29.5 million for the year ended December 31, 2006 consist of a lease termination charge of $16.8 million related to the BioMed financing and exit and impairment charges of approximately $12.7 million related to space no longer in use at our headquarters location and a small laboratory

Results of Operations (continued)

Years Ended December 31, 2007 and 2006 (continued)

building. See Note N, Facility-Related Exit Costs of the Notes to the Consolidated Financial Statements for additional discussion.

Investment income increased to $33.0 million for the year ended December 31, 2007 from $27.1 million for the year ended December 31, 2006. The increase is primarily due to higher interest rates in our portfolio in 2007, partially offset by lower average balances of cash, short-term investments and marketable securities. Investment income also includes realized net gains on our short-term investments, marketable securities and restricted investments of $0.1 million for the year ended December 31, 2007 as compared to net losses of $0.7 million for the year ended December 31, 2006. The yield on our investments was approximately 4.8% for the year ended December 31, 2007, as compared to approximately 3.9% for the year ended December 31, 2006.

Interest expense increased to $39.3 million for the year ended December 31, 2007 compared to $27.0 million for the year ended December 31, 2006, primarily due to interest expense on the debt associated with the sale and leaseback of the LSM facility to BioMed. Interest expense for the year ended December 31, 2006 is net of interest capitalized of $2.5 million in connection with the construction of our LSM facility. No interest expense was capitalized in the third quarter of 2006 or subsequently as we placed the LSM facility in service and ceased capitalization of interest at the end of the second quarter. Interest expense, before capitalized interest, was $29.5 million for the year ended December 31, 2006.

During 2007, we had no gains on sale of equity investments. During 2006 we recognized a gain sale of investment of $14.8 million related to the sale of our remaining equity interest in Cambridge Antibody Technology Ltd. (“CAT”), a long-term investment, for net proceeds of $24.1 million compared to a cost basis of $9.3 million.

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

Liquidity and Capital Resources

We had a working capital shortfall of $52.5 million at December 31, 2008 as compared to working capital of $47.0 million at December 31, 2007. The decrease in our working capital in 2008 is primarily due to the use of working capital to fund our operations, partially offset by receipt of $47.3 million related to the sale of our investment in CoGenesys (see Note P, Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys), of the Notes to the Consolidated Financial Statements for additional discussion). Although current liabilities exceed current assets as of December 31, 2008, current liabilities include $43.7 million of deferred revenue which will be relieved through non-cash amortization. The delivery of ABthrax to the U.S. Strategic National Stockpile will generate over $150.0 million during 2009 which will improve our working capital position, net of $50.0 million used in February 2009 to extinguish approximately $106.2 million of our subordinated convertible notes. We may also receive payments under collaboration agreements, to the extent milestones are met, which would improve our working capital position.

We expect to continue to incur substantial expenses relating to our research and development efforts, which may increase relative to historical levels as we focus on clinical trials and manufacturing required for the development of our active product candidates. We will also incur costs related to our pre-commercial launch activities. In the event our working capital needs for 2009 exceed our available working capital, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. We may improve our working capital position during 2009 through the sale of additional ABthrax product, receipt of collaboration fees or financing activities. We will be evaluating our working capital position on a continuing basis.

To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and

Liquidity and Capital Resources (continued)

liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. However, the deterioration of the credit markets during 2008 had a detrimental effect on our investment portfolio. During 2008, we recorded a charge for impairment of debt securities issued by LBHI of $6.3 million. At December 31, 2008, we have gross unrealized losses on our available for sale investments of approximately $9.9 million. Our unrealized losses substantially relate to corporate debt securities. Our other non-current marketable securities, consisting primarily of government-sponsored enterprise securities, have not experienced any significant unrealized losses at December 31, 2008. The amortized cost and fair value of these other non-current marketable securities are approximately $125.0 million and $127.9 million, respectively, at December 31, 2008. If needed, we could liquidate some or all of these securities in order to meet our working capital needs.

The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We are conducting multiple Phase 3 trials and have several ongoing Phase 1 and Phase 2 trials and expect to initiate additional trials in the future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimated that the completion periods for our Phase 1, Phase 2, and Phase 3 trials could span one year, one to two years and two to four years, respectively. Some trials may take considerably longer to complete. The duration and cost of our clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial.

Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of December 31,(2)
Product Candidate (1)	Indication	2008	2007	2006

Albuferon	Hepatitis C	Phase 3(3)	Phase 3	Phase 3
LymphoStat-B	Systemic Lupus Erythematosus	Phase 3	Phase 3	Phase 2(4)
LymphoStat-B	Rheumatoid Arthritis	Phase 2(5)	Phase 2(5)	Phase 2(5)
HGS-ETR1	Cancer	Phase 2	Phase 2	Phase 2
HGS-ETR2	Cancer	Phase 1	Phase 1	Phase 1
ABthrax	Anthrax	(6)	(6)	(6)
HGS1029	Cancer	Phase 1	(7)	—

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Patient dosing completed during in 2008; some patients in follow up as of December 31, 2008.

(4)	Initial Phase 2 trial completed and Phase 3 enrollment initiated in 2006; patient dosing began in 2007.

(5)	Initial Phase 2 trial completed; extension safety study ongoing and further development under review.

(6)	We have begun delivery of ABthrax to the U.S. Strategic National Stockpile. We anticipate filing a Biologics License Application (“BLA”) in 2009.

(7)	IND filed in December 2007 with respect to HGS1029 (formerly AEG40826).

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

Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize Albuferon. Under this agreement, we will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We and Novartis share clinical development costs. Including a non-refundable up-front license fee, we are entitled to payments aggregating approximately $507.5 million upon successful attainment of certain milestones. As of December 31, 2008, we have contractually earned and received milestones aggregating $132.5 million, including the up-front fee. In 2006, we entered into a collaboration agreement with GSK with respect to LymphoStat-B and received a payment of $24.0 million. We and GSK share Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. During 2008, we recorded approximately $87.9 million of reimbursable expenses from Novartis and GSK with respect to our cost sharing agreements as a reduction of research and development expenses. We are recognizing the up-front fees and milestones received from Novartis and GSK as revenue ratably over the estimated remaining development periods.

We have other collaborators who have sole responsibility for product development. For example, GSK is developing other products under separate agreements as part of our overall relationship with them. We have no control over the progress of GSK’s development plans. We cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development.

Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds, payments received under the ABthrax contract and other agreements and investment income will be sufficient to fund our operations for at least the next twelve months.

Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities, the magnitude of our discovery and preclinical development programs and the level of our pre-commercial launch activities. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. We may undertake financings and may repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions. In February 2009 we repurchased approximately $106.2 million of our convertible subordinated debt due in 2011 and 2012 at a cost of approximately $50.0 million plus accrued interest.

We have certain contractual obligations which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets. Debt associated with the sale and accompanying leaseback of our LSM facility to BioMed in 2006 is recorded on our balance sheet as of December 31, 2008 and 2007. Under the LSM lease, we have an option to

Liquidity and Capital Resources (continued)

purchase the property between 2009 and 2010 at prices ranging between approximately $254.9 million and $269.5 million, depending upon when we exercise this option. We have an option to purchase the Traville facility in 2016 for $303.0 million.

Our contractual obligations as of December 31, 2008 are summarized as follows:

	Payments Due by Period
		One Year	Two to	Four to	After
	Total	or Less	Three Years	Five Years	Five Years
	(dollars in millions)

Contractual Obligations
Long-term debt — convertible notes(1)	$549.7	$11.5	$303.0	$235.2	$—
Long term lease commitment — BioMed(2)	495.1	26.1	49.6	51.6	367.8
Operating leases(3)	398.9	21.5	43.8	45.1	288.5
Unconditional purchase obligations(4)	7.1	7.1	—	—	—
ABthrax milestones and royalties(5)	10.3	10.3	—	—	—
Other long-term liabilities reflected on our balance sheets(6)	—	—	—	—	—

Total contractual cash obligations(7)	$1,461.1	$76.5	$396.4	$331.9	$656.3

(1)	Contractual interest obligations related to our convertible subordinated notes included above total $39.7 million as of December 31, 2008. Contractual interest obligations of $11.5 million, $23.0 million and $5.2 million are due in one year or less, two to three years and four to five years, respectively. In February 2009, we repurchased a portion of our convertible subordinated notes. This repurchase reduces the principal due in two to three years and four to five years by $82.9 million and $23.3 million, respectively. Contractual interest obligations due in one year or less, two to three years and four to five years are reduced by $2.1 million, $4.5 million and $0.4 million, respectively, as a result of the repurchase.

(2)	Contractual interest obligations related to BioMed are included above and aggregate $442.1 million as of December 31, 2008. Contractual interest obligations of $26.1 million, $49.6 million, $51.6 million and $314.8 million are due in one year or less, two to three years, four to five years and after five years, respectively.

(3)	Includes Traville headquarters operating lease with BioMed with aggregate payments of $360.9 million. Lease payments of $17.5 million, $36.1 million, $37.6 million and $269.7 million are due in one year or less, two to three years, four to five years and after five years, respectively. The operating lease obligations shown above are the gross amounts, not considering sublease income. Contractual sublease income of $4.5 million and $9.0 million is due in one year or less and two to three years, respectively. Certain of our operating leases contain financial covenants with respect to minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. During 2007, we amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. We also pledged additional collateral of approximately $8.6 million to certain lessors to satisfy the minimum net worth covenant associated with certain other leases. During 2008, approximately $4.9 million of this additional collateral was released, as the lease terms of the related leases expired.

(4)	Our unconditional purchase obligations relate to commitments for capital expenditures.

(5)	Includes milestone payments and royalties associated with the delivery of ABthrax to the U.S. Strategic National Stockpile.

(6)	In the event we reach certain development milestones for Albuferon and LymphoStat-B such as successful completion of Phase 3 trials or regulatory approval, we would be obligated to make payments of up to $11.5 million over the next five years. In the event we reach certain development milestones related to

Liquidity and Capital Resources (continued)

HGS1029, we would be obligated to pay up to $204.0 million. Our other products are in either Phase 1 or Phase 2 and would also obligate us to make certain milestone payments should they reach Phase 3 or regulatory approval. These other payments could result in aggregate milestone payments of $21.0 million. Because we cannot forecast with any degree of certainty whether any of these products will reach these milestones, we have excluded these amounts and any royalty payments from the above table.

(7)	For additional discussion of our debt obligations and lease commitments, see Note I, Long-Term Debt and Note J, Commitments and Other Matters, of the Notes to the Consolidated Financial Statements.

As of December 31, 2008, we had net operating loss carry forwards for federal income tax purposes of approximately $2.0 billion, which expire, if unused, through December 31, 2028. We also have available research and development tax credit and other tax credit carry forwards of approximately $33.5 million, the majority of which will expire, if unused, through December 31, 2028.

Our unrestricted and restricted funds may be invested in U.S. Treasury securities, government agency obligations, high grade corporate debt securities and various money market instruments rated “A−” or better. Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.

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

Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3.8 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions in 2009, which could in turn affect our rent and the level of our restricted investments. We have restricted investments of approximately $15.7 million and $15.0 million as of December 31, 2008 and December 31, 2007, respectively, and are required to maintain restricted investments of $15.0 million which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $38.0 million in 2009 to approximately $21.0 million in 2019.

The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. In addition, while we have begun shipment of ABthrax to the U.S. Strategic National Stockpile, we continue to face risks related to acceptance of future shipments and FDA’s approval of our Biologics License Application for ABthrax, if and when it is submitted. If we are unable to meet requirements associated with the ABthrax contract, future revenues from the sale of ABthrax to the U.S. Government will not occur. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have operations of a material nature that are subject to risks of foreign currency fluctuations. We do, however, have certain aspects of our global clinical studies that are subject to risks of foreign currency fluctuations. We do not use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government-sponsored enterprise securities, high-grade debt having at least an “A−” rating at time of purchase and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 12 months, decreases the risk of a material loss caused by a market change related to interest rates.

We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $3.9 million, or approximately 1.04% of the aggregate fair value of $372.9 million, at December 31, 2008. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of December 31, 2008. We believe that any interest rate change related to our investment securities held as of December 31, 2008 is not material to our consolidated financial statements. As of December 31, 2008, the yield on comparable one-year investments was approximately 0.3%, as compared to our current portfolio yield of approximately 4.6%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. However, adverse changes in the credit markets relating to credit risks would adversely affect the fair value of our cash, cash equivalents, marketable securities and restricted investments. The deterioration of the credit markets during the year ended December 31, 2008 had a detrimental effect on our investment portfolio. During 2008, we recorded an impairment charge of $6.3 million related to our investment in debt securities issued by LBHI. During the year ended December 31, 2008, the gross unrealized losses in our portfolio increased from $3.3 million to $9.9 million. The majority of these unrealized losses related to our holdings of corporate debt securities. At December 31, 2008, the fair value of our corporate debt securities was approximately $188.0 million, or 53% of our total investment portfolio of $357.7 million. The remaining securities in our portfolio are either U.S. Treasury and agency securities or government-sponsored enterprise securities, which we believe are subject to less credit risk. In the event there is further deterioration in the credit market, the fair value of our corporate debt securities could further decline.

We have an equity investment in Aegera, which is a privately-held entity. We are unable to obtain a quoted market price with respect to the fair value of this investment. We paid $5.0 million for the Aegera investment in December 2007 but recorded the investment at $3.1 million based on the value per share obtained by Aegera through external financing earlier in 2007. Our investment in Aegera is denominated in Canadian dollars and is subject to foreign currency risk. The carrying value is adjusted at each reporting date based on current exchange rates, and was $2.6 million at December 31, 2008. We review the carrying value of the Agera investment on a periodic basis for indicators of impairment, and adjust the value accordingly.

The facility leases we entered into during 2006 require us to maintain minimum level of restricted investments of approximately $46.0 million, or $39.5 million if in the form of cash, as collateral for these facilities. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, and our additional collateral for one of our operating leases, our overall level of restricted investments is currently required to be approximately $64.5 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment.

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

The information required by this item is set forth on pages F-1 — F-37.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2008, and has concluded that there was no change that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9A.  CONTROLS AND PROCEDURES (continued)

of the Company are being made only in accordance with authorizations of management and directors of the Company; and

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on internal control over financial reporting which follows herein.

ITEM 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of
Human Genome Sciences, Inc.
Rockville, Maryland

We have audited Human Genome Sciences Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Human Genome Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Human Genome Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
February 26, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate herein by reference the information concerning directors, executive officers and corporate governance in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2009 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the information concerning executive compensation to be contained in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the information concerning the CoGenesys transaction set forth in Note P to our consolidated financial statements. We incorporate herein by reference the information concerning certain other relationships and related transactions to be contained in the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the information concerning principal accounting fees and services to be contained in the 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Index to Consolidated Financial Statements

(2) Financial Statement Schedules

 Financial statement schedules are omitted because they are not required.

(3) Exhibits

Exhibit
No.

3.1*	Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1993, Exhibit 3.3 to the Form 10-K for the fiscal year ended December 31, 1997, Exhibit 3.1 to the Form 8-K filed December 16, 1999, Exhibit 3.1 to the Form 10-Q filed July 31, 2001, and Exhibit 3.1 to the Form 8-K filed on May 8, 2008).
3.2*	By-laws of the Registrant (Filed as Exhibit 3.2 to the Registrant’s Form 8-K filed May 8, 2008).
4.1*	Form of Common Stock Certificate (Filed as Exhibit 4.1 to the Registrant’s Form S-3 Registration Statement, as amended (Commission File No. 333-45272), filed September 6, 2000).
4.2*	Indenture dated as of October 4, 2004 between the Registrant and The Bank of New York, as trustee, including the form of 2 1/4% Convertible Subordinated Notes due 2011 (Filed as Exhibit 4.1 to the Registrant’s Form 8-K filed October 4, 2004).
4.3*	Indenture dated as of August 9, 2005 between the Registrant and The Bank of New York, as trustee, including the form of 2 1/4% Convertible Subordinated Notes due 2012 (Filed as Exhibit 4.1 to the Registrant’s 8-K filed August 9, 2005).
10.1*	Employment Agreement, dated November 21, 2004, with H. Thomas Watkins (Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed November 23, 2004).
10.2*	First Amendment to the Employment Agreement by and between Human Genome Sciences, Inc. and H. Thomas Watkins (Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed December 20, 2007).
10.3*	Form of Executive Agreement (Filed as Exhibit 10.3 to the Registrant’s Form 8-K filed December 20, 2007).
10.4*	Human Genome Sciences, Inc. Discretionary Bonus Policy (Filed as Exhibit 10.4 to the Registrant’s Form 8-K filed December 20, 2007).
10.5*	Form of Stock Unit Grant Agreement under the Non-Employee Director Equity Compensation Plan (Filed as Exhibit 10.5 to the Registrant’s Form 8-K filed December 20, 2007).
10.6*	Second Amended and Restated Key Executive Severance Plan (Filed as Exhibit 10.2 to the Registrant’s Form 8-K filed December 20, 2007).
10.7*	2000 Stock Incentive Plan, as amended (Filed as Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2001 and Annexes A and B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 16, 2004).
10.8*	Employee Stock Purchase Plan dated January 1, 2009 (Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed December 19, 2008).

Exhibit
No.

10.9*	Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc., dated December 1, 1997 (Filed as Exhibit 10.67 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997).
10.10*	Lease Agreement between Maryland Economic Development Corporation and Human Genome Sciences, Inc. dated December 1, 1999 (Filed as Exhibit 10.43 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999).
10.11*	Omnibus Agreement between Maryland Economic Development Corporation, Wells Fargo Bank Northwest, National Association, Human Genome Sciences, Inc., Allfirst Bank, a division of M&T Bank and the other parties named therein dated June 26, 2003 (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 11, 2003).
10.12*	Lease Agreement between Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated October 25, 2001 (Filed as Exhibit 10.22 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and amended by Exhibit 10.15 hereto).
10.13*	Cash Collateral Pledge Agreement between Human Genome Sciences, Inc., Allfirst Bank and Allfirst Trust Company National Association dated October 25, 2001 (Filed as Exhibit 10.23 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.14*	Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001 (Filed as Exhibit 10.24 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 and amended by Exhibit 10.15 hereto).
10.15*	Amendment No. 1 dated March 29, 2002 to Lease Agreement between Wells Fargo Bank Northwest, National Association as Trustee under Trust Agreement and Human Genome Sciences, Inc. dated October 25, 2001 (Filed as Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.16*	Amendment No. 1 dated March 29, 2002 to Guarantee by Human Genome Sciences, Inc. as Guarantor in favor of Allfirst Bank, as Agent dated October 25, 2001 (Filed as Exhibit 10.26 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.17*	Form of Restricted Stock Agreement (Filed as Exhibit 10.20 to the Registrant’s Form 10-Q filed August 1, 2005).
10.18*	Form of Stock Option Agreement (Filed as Exhibit 10.2 to the Registrant’s Form 8-K filed September 20, 2004).
10.19*†	Asset Purchase Agreement dated December 12, 2005 by and between TriGenesys, Inc. and the Registrant (Filed as Exhibit 10.22 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005).
10.20*†	Co-development and Commercialization Agreement between Novartis International Pharmaceutical Ltd. and Human Genome Sciences, Inc., dated June 5, 2006 (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed August 9, 2006).
10.21*	Purchase and Sale Agreement between BioMed Realty, L.P. and Human Genome Sciences, Inc., dated May 2, 2006 (Filed as Exhibit 10.2 to the Registrant’s Form 10-Q filed August 9, 2006).
10.22*	Lease Agreement between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc., dated May 24, 2006 (Filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed August 9, 2006).
10.23*	Lease Agreement between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc., dated May 24, 2006 (Filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed August 9, 2006).
10.24*†	Solicitation (as amended) and Modification of Contract awarded by the Department of Health and Human Services to Human Genome Sciences, Inc. dated June 24, 2006 (Filed as Exhibit 10.5 to the Registrant’s Amended Form 10-Q filed September 27, 2007).
10.25†	Co-development and Commercialization Agreement between Glaxo Group Limited and Human Genome Sciences, Inc., dated August 1, 2006.
10.26	Second Amendment to the Employment Agreement by and between Human Genome Sciences, Inc. and H. Thomas Watkins.
10.27	Form of First Amendment to Executive Agreement.

Exhibit
No.

10.28	Form of First Amendment to the Registrant’s Second Amended and Restated Key Executive Severance Plan.
12.1	Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*	Incorporated by reference.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

BY: /s/ H. Thomas Watkins
H. Thomas Watkins
President and Chief Executive Officer

Dated: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ H. Thomas Watkins H. Thomas Watkins	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ Timothy C. Barabe Timothy C. Barabe	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2009

/s/ Argeris N. Karabelas, Ph.D. Argeris N. Karabelas, Ph.D.	Chairman of the Board	February 26, 2009

/s/ Richard J. Danzig Richard J. Danzig	Director	February 26, 2009

/s/ Jürgen Drews, M.D. Jürgen Drews, M.D.	Director	February 26, 2009

/s/ Maxine Gowen, Ph.D. Maxine Gowen, Ph.D.	Director	February 26, 2009

/s/ Tuan Ha-Ngoc Tuan Ha-Ngoc	Director	February 26, 2009

/s/ John LaMattina, Ph.D. John LaMattina	Director	February 26, 2009

/s/ Augustine Lawlor Augustine Lawlor	Director	February 26, 2009

/s/ David Southwell David Southwell	Director	February 26, 2009

/s/ Robert C. Young Robert C. Young, M.D.	Director	February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Human Genome Sciences, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Human Genome Sciences, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Human Genome Sciences, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
February 26, 2009

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(dollars in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$15,248	$34,815
Short-term investments	22,691	93,952
Collaboration receivables	24,880	38,672
Prepaid expenses and other current assets	5,347	5,687

Total current assets	68,166	173,126
Marketable securities	265,640	404,142
Long-term equity investments	2,606	18,245
Property, plant and equipment (net of accumulated depreciation and amortization)	259,269	268,804
Restricted investments	69,360	70,931
Other assets	9,123	13,857

TOTAL ASSETS	$674,164	$949,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$55,434	$62,876
Accrued payroll and related taxes	18,574	14,448
Accrued exit expenses	2,952	3,627
Deferred revenues	43,746	45,219

Total current liabilities	120,706	126,170
Convertible subordinated debt	510,000	510,000
Lease financing	246,477	244,099
Deferred revenues, net of current portion	29,563	73,049
Accrued exit expenses, net of current portion	2,075	3,017
Other liabilities	6,718	4,672

Total liabilities	915,539	961,007

Stockholders’ deficit:
Preferred stock — $0.01 par value; shares authorized — 20,000,000; no shares issued or outstanding	—	—
Common stock — $0.01 par value; shares authorized — 400,000,000; shares issued and outstanding of 135,739,978 and 134,936,512 at December 31, 2008 and 2007, respectively	1,357	1,349
Additional paid-in capital	1,889,502	1,866,426
Accumulated other comprehensive income (loss)	(4,490)	3,152
Accumulated deficit	(2,127,744)	(1,882,829)

Total stockholders’ deficit	(241,375)	(11,902)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$674,164	$949,105

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands, except share and per share amounts)

Revenue — research and development contracts	$48,422	$41,851	$25,755

Costs and expenses:
Research and development	242,710	245,745	209,242
General and administrative	60,865	55,874	53,101
Lease termination and restructuring charges (credits)	—	(3,673)	29,510

Total costs and expenses	303,575	297,946	291,853

Income (loss) from operations	(255,153)	(256,095)	(266,098)
Investment income	23,487	32,988	27,131
Interest expense	(39,483)	(39,341)	(26,965)
Charge for impaired investments	(6,284)	—	—
Gain on sale of long-term equity investment	32,518	—	14,759

Income (loss) before taxes	(244,915)	(262,448)	(251,173)
Provision for income taxes	—	—	—

Net income (loss)	$(244,915)	$(262,448)	$(251,173)

Basic and diluted net income (loss) per share	$(1.81)	$(1.95)	$(1.91)

Weighted average shares of common stock outstanding, basic and diluted	135,406,642	134,333,418	131,815,414

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(dollars in thousands, except share amounts)

Balance — December 31, 2005	131,049,798	$1,310	$1,786,549	$(1,685)	$(1,369,208)	$416,966
Comprehensive income (loss):
Net loss	—	—	—	—	(251,173)	(251,173)
Unrealized loss on investments	—	—	—	(1,927)	—	(1,927)
Cumulative translation adjustment	—	—	—	18	—	18

Comprehensive loss						(253,082)
Shares of common stock issued pursuant to stock-based compensation plans	2,770,255	28	23,405	—	—	23,433
Stock-based compensation expense	—	—	26,606	—	—	26,606

Balance — December 31, 2006	133,820,053	1,338	1,836,560	(3,594)	(1,620,381)	213,923
Comprehensive income (loss):
Net loss	—	—	—	—	(262,448)	(262,448)
Unrealized gain on investments	—	—	—	6,724	—	6,724
Cumulative translation adjustment	—	—	—	22	—	22

Comprehensive loss						(255,702)
Shares of common stock issued pursuant to stock-based compensation plans	1,116,459	11	8,175	—	—	8,186
Stock-based compensation expense	—	—	21,691	—	—	21,691

Balance — December 31, 2007	134,936,512	1,349	1,866,426	3,152	(1,882,829)	(11,902)
Comprehensive income (loss):
Net loss	—	—	—	—	(244,915)	(244,915)
Unrealized loss on investments	—	—	—	(7,052)	—	(7,052)
Cumulative translation adjustment	—	—	—	(590)	—	(590)

Comprehensive loss						(252,557)
Shares of common stock issued pursuant to stock-based compensation plans	803,466	8	4,589	—	—	4,597
Stock-based compensation expense	—	—	18,487	—	—	18,487

Balance — December 31, 2008	135,739,978	$1,357	$1,889,502	$(4,490)	$(2,127,744)	$(241,375)

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(244,915)	$(262,448)	$(251,173)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	18,593	21,691	26,606
Depreciation and amortization	21,350	22,114	20,105
Gain on sale of long-term equity investment	(32,518)	—	(14,759)
Charge for impaired investments	6,284	—	—
Charge (credit) for lease termination and restructuring	—	(1,969)	28,953
Gain on sale of building	—	(1,704)	—
Accrued interest on short-term investments, marketable securities and restricted investments	581	(4,631)	(5,607)
Non-cash expense and other	1,981	2,995	5,307
Non-cash reimbursement of CoGenesys expenses	—	—	(4,818)
Changes in operating assets and liabilities:
Collaboration receivables	13,792	25,807	(16,279)
Prepaid expenses and other assets	2,760	(366)	5,292
Accounts payable and accrued expenses	(7,247)	25,770	9,281
Accrued payroll and related taxes	4,126	(930)	1,539
Accrued exit expenses	(2,083)	(2,376)	(5,006)
Deferred revenues	(44,959)	(633)	54,591
Other liabilities	1,992	2,021	(1,162)

Net cash used in operating activities	(260,263)	(174,659)	(147,130)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(15,065)	(160,379)	(538,314)
Proceeds from sale and maturities of short-term investments and marketable securities	211,722	278,031	504,970
Proceeds from sale of long-term equity investments	47,336	—	24,127
Capital expenditures — property, plant and equipment	(9,724)	(3,042)	(9,719)
Release of restricted investments	4,877	—	—
Proceeds from sale of building, net of transaction costs	—	14,824	—
Purchase of building, net of transaction costs	—	(13,120)	—
Purchase of long-term equity investment	—	(3,148)	—
Capitalized interest	—	—	(2,527)

Net cash provided by (used in) investing activities	239,146	113,166	(21,463)

Cash flows from financing activities:
Payments on long-term debt	—	—	(3,120)
Proceeds from sale and maturities of restricted investments	26,120	17,857	57,670
Purchase of restricted investments	(28,897)	(26,642)	(44,968)
Proceeds from issuance of common stock	4,432	8,151	23,433
Treasury stock (net of expense)	(105)	—	—
Proceeds from sale-leaseback of property, plant and equipment	—	—	220,252

Net cash provided by (used in) financing activities	1,550	(634)	253,267

Net increase (decrease) in cash and cash equivalents	(19,567)	(62,127)	84,674
Cash and cash equivalents — beginning of year	34,815	96,942	12,268

Cash and cash equivalents — end of year	$15,248	$34,815	$96,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Cash paid during the year for:
Interest	$34,729	$34,319	$25,540
Income taxes	$—	$—	$—

During the years ended December 31, 2008 and 2007, the Company recorded non-cash accretion of $466 and $653, respectively, related to its exit accrual for certain exited space.

During the years ended December 31, 2008, 2007 and 2006, lease financing increased as a result of non-cash accretion with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $2,378, $2,573 and $1,526 respectively. Because the lease payments are less than the amount of calculated interest expense for the first nine years of the leases, the lease balance will increase during this period.

During the year ended December 31, 2007, the Company completed a purchase and sale of a laboratory building and has no further obligations with respect to this space. Accordingly, the Company recorded a non-cash reversal of the lease termination liability for this building of $1,969. See Note N, Facility-Related Exit Costs for additional discussion.

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

Human Genome Sciences, Inc. (the “Company”) was incorporated and commenced operations on June 26, 1992. The Company is a commercially focused biopharmaceutical company advancing toward the market with three products in late-stage clinical development. The Company also has a pipeline of novel compounds in earlier stages of clinical development in oncology, immunology and infectious disease. Additional products are in clinical development by companies with which the Company is collaborating.

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

The Company has entered into relationships with a number of leading pharmaceutical and biotechnology companies to leverage its strengths and to gain access to complementary technologies and sales and marketing infrastructure. Some of these partnerships provide the Company, and have provided the Company, with research funding, licensing fees, milestone payments and royalty payments as products are developed and commercialized. In some cases, the Company also is entitled to certain commercialization, co-development, revenue sharing and other product rights. The Company’s revenues were derived from license fees and milestone payments under collaboration agreements through 2008. The Company generated its first product sales in January 2009 when it began delivery of ABthrax to the U.S. Strategic National Stockpile. The Company, which operates primarily in the United States, operates in a single business segment.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Human Genome Sciences, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents, Short-term Investments, Marketable Securities, Long-term Equity Investments and Restricted Investments

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

The Company classifies its short-term investments, marketable securities and long-term equity investments with readily determinable fair values as “available-for-sale.” Investments in securities that are classified as available- for-sale are measured at fair market value in the balance sheets, and unrealized holding gains and losses on investments that the Company has the ability and intent to hold until the market values recover are reported as a separate component of stockholders’ equity until realized. Investments for which the Company is unable to obtain readily available fair value information are carried at cost. The Company reviews the carrying value of such investments on a periodic basis for indicators of impairment. Additionally, certain of the Company’s investments are held as

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) —	Summary of Significant Accounting Policies (continued)

Cash Equivalents, Short-term Investments, Marketable Securities, Long-term Equity Investments and Restricted Investments (continued)

restricted investments. Restricted investments with maturities less than three months are not classified as cash in the Company’s consolidated balance sheets. See Note C, Investments, for additional information.

Investment Risk

The Company has invested its cash in obligations of the U.S. Government, government agencies and in high-grade debt securities and various money market instruments. The Company’s investment policy limits investments to certain types of instruments issued by institutions with credit ratings of “A−” or better, and places restrictions on maturities and concentrations in certain industries and by issuer. The Company does not hold auction rate securities, loans held for sale or mortgage-backed securities backed by sub-prime or Alt-A collateral.

Other-Than-Temporary Impairment of Investments

Periodically, the Company evaluates whether any investments have incurred an other-than-temporary impairment, based on the criteria established in Financial Accounting Standards Board (“FASB”) Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This evaluation consists of a review of several factors, including but not limited to the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and the intent and ability of the Company to hold the security until the market value recovers. If the Company determines that such impairment exists, the Company will recognize a charge in the consolidated statement of operations equal to the amount of such impairment. In 2008, the Company recorded an impairment charge relating to certain of its investments. See Note C, Investments, for additional discussion.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2006 the Company recorded an impairment charge relating to certain equipment and leasehold improvements. See Note N, Facility-Related Exit Costs, for additional discussion.

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

Fair Value of Financial Instruments (continued)

The carrying amounts of the Company’s investments in the consolidated balance sheets at December 31, 2008 and 2007 approximate their respective fair values. The fair value of the Company’s investments is based on quoted market prices, except for privately-held equity investments for which fair value information is not readily available. See Note O, Fair Value Measurements, for additional discussion.

The fair value of the Company’s convertible debt is based on quoted market prices. The fair value of the Company’s lease financing is determined using a discounted cash flow analysis and current rates for corporate debt having similar characteristics and companies with similar credit worthiness. See Note I, Long-Term Debt, for additional discussion.

Leases

The Company accounts for its leases under SFAS No. 13, Accounting for Leases, and other related guidance. The Company has a number of operating leases and has entered into sale-leaseback transactions for equipment, land and facilities. See Note J, Commitments and Other Matters, for additional discussion.

Stock-Based Compensation

The Company has a stock incentive plan (the “Incentive Plan”) under which options to purchase shares of the Company’s common stock may be granted to employees, consultants and directors with an exercise price no less than the quoted market value on the date of grant. The Incentive Plan also provides for the issuance of non-vested common stock (restricted stock) and other share-based compensation. The Company recognizes stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). See Note K, Stockholders’ Equity, for additional discussion.

Revenue Recognition

Collaborative research and development agreements can provide for one or more of up-front license fees, research payments and milestone payments. Agreements with multiple components (“deliverables” or “items”) are evaluated to determine if the deliverables can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on their respective fair values or based on the residual value method and is recognized in full when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the sales price is fixed or determinable; and (4) collectibility is probable. The Company deems service to have been rendered if no continuing obligation exists on the part of the Company.

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

During 2008, the Company entered into an agreement whereby it began providing contract manufacturing services. Revenue in 2008, which was not significant, was recorded as milestones were met.

Research and Development

Research and development costs are charged to expense as incurred, unless otherwise capitalized pursuant to Emerging Issues Task Force (“EITF”) No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Research and development costs include salaries and related benefits, outside services, licensing fees or milestones, materials and supplies, building costs and allocations of certain support costs. Research and development direct expenditures were $242,710, $245,745 and $209,242 for 2008, 2007 and 2006, respectively. Reimbursement of research and development expenses received in connection with collaborative cost-sharing agreements is recorded as a reduction of such expenses.

Financing Costs Related to Long-term Debt

Costs associated with obtaining long-term debt are deferred and amortized over the term of the related debt on a straight-line basis which approximates the effective interest method.

Patent Application Costs

Patent application costs are charged to expense as incurred.

Capitalization of Interest

Interest costs associated with the construction of significant facilities are capitalized as part of the cost of the facilities using the Company’s weighted-average borrowing rate. No interest was capitalized in 2008 or 2007. Capitalized interest costs were $2,527 for 2006.

Net Income (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share, which requires the Company to present basic and diluted earnings per share. The Company’s basic and diluted income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during all periods presented. Options or other awards to acquire stock and shares issuable upon the conversion of the Company’s convertible subordinated debt are excluded from diluted earnings per share calculations for the years ended December 31, 2008, 2007 and 2006 because the effects are anti-dilutive.

Foreign Currency

Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect as of the balance sheet date, and equity accounts are translated at historical rates. Revenue and expenses are translated at average exchange rates that are in effect during the year. Translation adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheet. Transaction gains and losses are included in investment income in the consolidated statement of operations.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) —	Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains and losses on the Company’s available-for-sale short-term investments, marketable securities and long-term equity investments and the activity for the cumulative translation adjustment to be included in other comprehensive income.

The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2008	2007	2006

Net unrealized gains (losses) on:
Short-term investments and marketable securities	$(4,077)	$2,882	$(3,036)
Long-term equity investment in VIA Pharmaceuticals	38	279	619
Restricted investments	108	(39)	(1,185)
Foreign currency translation	(559)	30	8

Accumulated other comprehensive income (loss)	$(4,490)	$3,152	$(3,594)

Accumulated other comprehensive income (loss) excludes net realized gains included in net loss of $33,619, $55 and $14,121 for the years ended December 31, 2008, 2007 and 2006, respectively. The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

During 2008, the Company recorded an impairment charge relating to its investment in debt securities issued by Lehman Brothers Holdings, Inc. (“LBHI”) of $6,284 due to the significant reduction in the market value of LBHI’s debt securities that the Company believes may not be temporary as a result of LBHI’s bankruptcy. This impairment charge is included in the net loss of $244,915 for the year ended December 31, 2008. See Note C, Investments, for additional discussion.

During 2006, the Company sold its remaining 988,387 shares of Cambridge Antibody Technology (“CAT”), a long-term equity investment, for net proceeds of $24,127, and realized a gain of $14,759.

Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements (“EITF No. 07-1”). EITF No. 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements the Company has entered into regarding development and commercialization of products. EITF No. 07-1 is effective for the Company as of January 1, 2009. The Company does not believe the adoption of this statement will have a material effect on its consolidated results of operations, financial position or liquidity.

In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008 (see Note O, Fair Value Measurements, for further details). There was no material effect upon adoption of this accounting pronouncement on the Company’s consolidated results of operations, financial position or liquidity. The Company does not expect the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities to have a material impact on its consolidated results of operations, financial position or liquidity.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE B) —	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for the Company as of January 1, 2009 and retroactive application to all periods presented is required. The Company is currently finalizing the impact of the provisions of FSP APB 14-1 on its consolidated statements of operations and consolidated balance sheets. The Company expects to record an increase to stockholders’ equity (deficit) of $169,651 and a non-cash cumulative effect of a change in accounting principle of approximately $18,681 upon adoption of FSP APB 14-1 and will restate its 2007 and 2008 financial statements. The Company expects to record additional non-cash interest expense of approximately $26,400 in 2009 as a result of the adoption of FSP APB 14-1. Additional non-cash interest expense will continue to be recorded each year for the remaining term of the debt.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for the Company as of January 1, 2009. The Company is currently evaluating the impact of EITF No. 07-5, and has not yet determined whether the adoption of EITF No. 07-5 will have a material effect on its consolidated results of operations, financial position or liquidity.

Sources of Supply

The Company is currently able to obtain most of its raw materials, supplies and equipment from various sources, and therefore, has no dependence upon a single supplier. Certain raw materials and other supplies required for manufacturing are currently available only from single sources. As the Company prepares for commercialization of its products, it intends to identify alternative sources of supply.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) —	Investments

Available for sale investments, including accrued interest, at December 31, 2008 and 2007 were as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$755	$27	$—	$782
Government-sponsored enterprise securities	10,507	271	(22)	10,756
Corporate debt securities	11,421	29	(297)	11,153

Subtotal — Short-term investments	22,683	327	(319)	22,691

U.S. Treasury and agencies	16,150	368	(455)	16,063
Government-sponsored enterprise securities	108,877	3,229	(262)	111,844
Corporate debt securities	145,621	263	(8,151)	137,733

Subtotal — Marketable securities	270,648	3,860	(8,868)	265,640

Investment in VIA Pharmaceuticals	—	19	—	19

Cash and cash equivalents	5,773	—	—	5,773
U.S. Treasury and agencies	6,044	95	—	6,139
Government-sponsored enterprise securities	18,145	403	(11)	18,537
Corporate debt securities	39,289	299	(677)	38,911

Subtotal — Restricted investments	69,251	797	(688)	69,360

Total	$362,582	$5,003	$(9,875)	$357,710

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$2,028	$12	$—	$2,040
Government-sponsored enterprise securities	27,554	1,065	(127)	28,492
Corporate debt securities	64,072	12	(664)	63,420

Subtotal — Short-term investments	93,654	1,089	(791)	93,952

U.S. Treasury and agencies	29,417	689	—	30,106
Government-sponsored enterprise securities	174,937	2,766	(608)	177,095
Corporate debt securities	197,205	1,381	(1,645)	196,941

Subtotal — Marketable securities	401,559	4,836	(2,253)	404,142

Investment in VIA Pharmaceuticals	—	259	—	259

Cash and cash equivalents	10,158	—	—	10,158
U.S. Treasury and agencies	7,049	38	—	7,087
Government-sponsored enterprise securities	19,030	51	(51)	19,030
Corporate debt securities	34,732	101	(177)	34,656

Subtotal — Restricted investments	70,969	190	(228)	70,931

Total	$566,182	$6,374	$(3,272)	$569,284

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) —	Investments (continued)

The Company’s restricted investments with respect to its headquarters (“Traville”) and large-scale manufacturing (“LSM”) leases and for the small-scale manufacturing facility leases will serve as collateral for a security deposit for the duration of the leases, although the Company has the ability to reduce the restricted investments that are in the form of securities for the Traville and LSM facility leases by substituting cash security deposits.

For the Traville and LSM leases, the Company is required to maintain restricted investments of at least $46,000, or $39,500 if in the form of cash, in order to satisfy the security deposit requirements of these leases. In addition, the Company is also required to maintain $15,000 in restricted investments with respect to leases for its small-scale manufacturing facility. During 2007 the Company pledged collateral of $7,585 to another lessor related to equipment leases. During 2008, approximately $4,877 of this collateral was released, as the lease terms of the related leases expired and the Company exercised its purchase option. The Company’s restricted investments were $69,360 and $70,931 as of December 31, 2008 and December 31, 2007, respectively.

Short-term investments, Marketable securities and Restricted investments — unrealized losses

The Company’s gross unrealized losses and fair value of investments with unrealized losses were as follows:

	December 31, 2008
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$—	$—	$962	$22	$962	$22
Corporate debt securities	6,543	284	145	13	6,688	297

Subtotal — Short-term investments	6,543	284	1,107	35	7,650	319

U.S. Treasury and agencies	7,540	455	—	—	7,540	455
Government-sponsored enterprise securities	1,714	4	11,259	258	12,973	262
Corporate debt securities	77,637	4,597	39,334	3,554	116,971	8,151

Subtotal — Marketable securities	86,891	5,056	50,593	3,812	137,484	8,868

Government-sponsored enterprise securities	2,975	5	337	6	3,312	11
Corporate debt securities	19,002	637	4,016	40	23,018	677

Subtotal — Restricted investments	21,977	642	4,353	46	26,330	688

Total	$115,411	$5,982	$56,053	$3,893	$171,464	$9,875

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) —	Investments (continued)

Short-term investments, Marketable securities and Restricted investments — unrealized losses (continued)

	December 31, 2007
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$—	$—	$4,211	$127	$4,211	$127
Corporate debt securities	—	—	57,293	664	57,293	664

Subtotal — Short-term investments	—	—	61,504	791	61,504	791

Government-sponsored enterprise securities	—	—	24,366	608	24,366	608
Corporate debt securities	53,674	1,523	12,498	122	66,172	1,645

Subtotal — Marketable securities	53,674	1,523	36,864	730	90,538	2,253

Government-sponsored enterprise securities	—	—	11,685	51	11,685	51
Corporate debt securities	1,951	29	15,583	148	17,534	177

Subtotal — Restricted investments	1,951	29	27,268	199	29,219	228

Total	$55,625	$1,552	$125,636	$1,720	$181,261	$3,272

The deterioration of the credit markets during 2008 had a detrimental effect on the Company’s investment portfolio. During 2008, LBHI experienced a significant deterioration in its credit worthiness and filed a petition under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company determined that its investment in LBHI debt securities had incurred an other-than-temporary impairment, and accordingly, recorded an impairment charge of $6,284 which is reflected on the consolidated statements of operations. Further deterioration in the credit markets may have an additional adverse effect on the fair value of the Company’s investment portfolio. The Company has the ability and intent to hold these investments until a recovery of the unrealized losses.

The Company owned 152 available-for-sale U.S Treasury obligations, government-sponsored enterprise securities and corporate debt securities at December 31, 2008. Of these 152 securities, 79 had unrealized losses at December 31, 2008.

The Company’s equity investments in privately-held companies for which no readily available fair value information is available are carried at cost. Long-term equity investments of publicly-traded companies are carried at market value based on quoted market prices and unrealized gains and losses for these investments are reported as a separate component of stockholders’ equity until realized.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE C) —	Investments (continued)

Other Information

The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investment securities at December 31, 2008:

	Short-term		Marketable		Restricted
	Investments		Securities		Investments
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Maturities	Cost	Value	Cost	Value	Cost	Value

Less than one year	$22,683	$22,691	$—	$—	$23,580	$23,666
Due in year two through year three	—	—	258,119	253,103	38,150	38,058
Due in year four through year five	—	—	7,697	7,671	6,425	6,451
Due after five years	—	—	4,832	4,866	1,096	1,185

Total	$22,683	$22,691	$270,648	$265,640	$69,251	$69,360

The Company’s short-term investments include mortgage-backed securities with an aggregate cost of $6,434 and an aggregate fair value of $6,576 at December 31, 2008. The Company’s marketable securities include mortgage-backed securities with an aggregate cost of $75,321 and an aggregate fair value of $76,983 at December 31, 2008. The Company’s restricted investments include mortgage-backed securities with an aggregate cost of $4,953 and an aggregate fair value of $5,043 at December 31, 2008. These securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.

The Company’s net proceeds, realized gains and realized losses from its investments are as follows:

	Year Ended December 31,
	2008	2007	2006

Net proceeds on sale of investments prior to maturity	$237,861	$123,522	$334,250
Realized gains	34,113	494	14,888
Realized losses	(494)	(439)	(767)

Realized gains and losses related to the Company’s short-term investments, marketable securities and restricted investments are included in investment income in the consolidated statement of operations. The cost of the securities sold is based on the specific identification method. Realized gains shown above also include gains related to the sale of long-term equity investments, which are shown separately on the consolidated statement of operations.

During 2008, 2007 and 2006, the Company recognized interest income of $22,406, $32,983 and $27,316 respectively, in investment income.

(NOTE D) —	Collaborations and U.S. Government Agreement

Principal Agreements

Agreement with Novartis

During 2006, the Company entered into an agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of Albuferon®. Under the agreement, the Company and Novartis will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay the Company a royalty on those sales. The Company will have primary responsibility for the bulk manufacture of Albuferon, and Novartis will have primary responsibility for commercial manufacturing of the finished drug product. The Company is entitled to payments aggregating approximately $507,500, including a non-refundable up-front license fee, upon the

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) —	Collaborations and U.S. Government Agreement (continued)

Principal Agreements (continued)

Agreement with Novartis (continued)

successful attainment of certain milestones. The Company and Novartis will share clinical development costs. The Company is recognizing a 2006 up-front license fee of $45,000 as revenue over the clinical development period, estimated to end in 2010. Including the up-front fee, as of December 31, 2008, the Company has contractually earned and received payments aggregating $132,500. The Company is recognizing these payments as revenue ratably over the estimated remaining development period. The Company recognized revenue of $35,408, $28,039 and $7,090 in 2008, 2007 and 2006, respectively, under this agreement.

Agreements with GlaxoSmithKline (formerly SmithKline Beecham Corporation)

During 2006, the Company entered into a license agreement with GlaxoSmithKline (“GSK”) for the co-development and commercialization of LymphoStat-B arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement, described more fully below. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK will share Phase 3 and 4 development costs, sales and marketing expenses and profits of any product commercialized under the agreement. The Company is conducting Phase 3 clinical trials with assistance from GSK, and will have primary responsibility for bulk manufacturing. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and is recognizing this payment as revenue over the remaining clinical development period, estimated to end in 2010. The Company recognized revenue of $6,545, $6,545 and $2,727 in 2008, 2007 and 2006, respectively, relating to this payment.

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

During 2005, GSK exercised its option under an earlier collaboration agreement to develop and commercialize HGS-ETR1 jointly with the Company. During 2008, the Company reacquired GSK’s rights to TRAIL Receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in exchange for a reduction in potential future royalties due to the Company for a product currently being developed by GSK. The Company determined the fair value of the rights reacquired by estimating a probability-weighted net present value of the future cash stream of such rights. The transaction was accounted for in accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, as amended by SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29. Both the rights reacquired and the royalty concessions related to in-process research and development projects. Therefore, no assets or liabilities were recorded as part of this transaction and no gain or loss was recorded.

In 2004, the Company entered into an agreement with GSK under which GSK acquired exclusive worldwide rights to develop and commercialize Syncria®, a drug that had been in late-stage preclinical development by the Company

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) —	Collaborations and U.S. Government Agreement (continued)

Principal Agreements (continued)

Agreements with GlaxoSmithKline (formerly SmithKline Beecham Corporation) (continued)

for potential use in the treatment of diabetes. In 2004, the Company received an up-front fee and is recognizing this revenue ratably over the clinical development period, which is estimated to be seven years. With respect to this fee, the Company recognized $741 as revenue each year in the three year period ended December 31, 2008. In 2006, the Company received and recognized as revenue $6,000 from GSK in connection with development milestones met by GSK during the year. The Company also received and recognized $1,000 as revenue in 2006 in connection with the sale of clinical material to GSK. Subsequent to December 31, 2008, GSK announced initiation of a Phase 3 trial of Syncria. The Company will receive a $9,000 milestone payment under this agreement related to this milestone.

License Agreement and Manufacturing Services Agreement with Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys)

In 2008, Teva Pharmaceuticals Industries, Ltd. (“Teva”) acquired all of the outstanding stock of CoGenesys and CoGenesys became a wholly-owned subsidiary of Teva called Teva Biopharmaceuticals USA, Inc. (“Teva Bio”). The Company sold its CoGenesys division in 2006 and entered into a license agreement, as amended, that is now with Teva Bio. This agreement provides the Company with various milestone and royalty rights on certain products, the option to reestablish development rights to certain licensed products and the option to have Teva Bio conduct certain drug development activities on the Company’s behalf. Teva Bio can obtain additional product rights by extending the initial seven-year research term upon the payment of additional consideration. In addition, the Company entered into a three-year manufacturing services agreement, as amended, that is now with Teva Bio to provide certain services. The Company allocated, based on estimated fair values, $7,575 of its consideration received upon the initial sale of CoGenesys to the product license and manufacturing services agreement, which is being recognized ratably over the term of the manufacturing services agreement, as amended. The Company recognized license revenue of $2,525, $2,525 and $1,473 during the years ended December 31, 2008, 2007 and 2006, respectively, and manufacturing services revenue of $367, $278 and $437 during the years ended December 31, 2008, 2007 and 2006, respectively, relating to these agreements, which represents related party revenue in 2007 and 2006. See Note P, Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys), for additional discussion.

Collaboration reimbursements with respect to Novartis and GSK

The Company’s research and development expenses in 2008 of $242,710 are net of $36,104 and $51,783 of costs reimbursed by Novartis and GSK, respectively. Research and development expenses of $245,745 in 2007 were net of $46,508 and $39,301 of costs reimbursed by Novartis and GSK, respectively. Research and development expenses of $209,242 in 2006 were net of $22,926 and $10,199 reimbursed by Novartis and GSK, respectively. The Company shares certain research and development costs including personnel costs, outside services, manufacturing, and overhead with Novartis and GSK under cost sharing provisions in the collaboration agreements. See Note E, Collaboration Receivables, for additional discussion.

U.S. Government Agreement

During 2006, the United States Government (“USG”) exercised its option under the second phase of a 2005 contract to purchase 20,001 therapeutic courses of ABthrax for its Strategic National Stockpile. Under this two-phase contract, the Company will supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the USG. Under the first phase of the contract, the Company supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. In 2006, the Company received and recognized $308 of revenue relating to the completion of testing of the evaluation material. Along with the cost to manufacture the 20,001 therapeutic courses, the Company has incurred the cost to conduct several animal and human studies as part of this contract. The USG is only required to pay the Company for

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE D) —	Collaborations and U.S. Government Agreement (continued)

Principal Agreements (continued)

U.S. Government Agreement (continued)

this work or to purchase ABthrax if the Company meets the product requirements associated with this contract. In January 2009, the Company began delivery of the product to the U.S. Strategic National Stockpile and expects to complete delivery and recognize over $150,000 in revenue in 2009 and the remainder if the Company obtains licensure by FDA and HHS.

Other Collaborative and License Agreements

During 2007, the Company entered into a collaboration and license agreement with Aegera Therapeutics, Inc. (“Aegera”) of Montreal, Canada under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a three-year research period. Under the agreement, the Company paid Aegera an aggregate of $20,000 for the license and for an equity investment in Aegera. The Company allocated $16,852 to the license fee and $3,148 to the investment. The value per share assigned to this investment was equal to the value per share obtained by Aegera through external financing earlier in 2007. Aegera will be entitled to receive up to $295,000 in future development and commercial milestone payments, including a $5,000 milestone payment made by the Company during the year ended December 31, 2008. The Company also paid Aegera $1,875 in 2008 for research services. Aegera will receive royalties on net sales in the Company’s territory. In North America, Aegera will have the option to co-promote with the Company, under which it will share certain expenses and profits in lieu of its royalties. At December 31, 2008 the Company continues to hold its investment in Aegera, valued at $2,587 based on year-end exchange rates.

In 1999, the Company entered into a collaborative agreement with CAT of Melbourn, United Kingdom to jointly pursue the development of fully human monoclonal antibody therapeutics. CAT will receive milestone payments from the Company in connection with the development of any such antibodies as well as royalty payments on the Company’s net sales of such licensed product following regulatory approval. In the event of the achievement of other milestones or successful product launch, the Company would be obligated to pay CAT additional compensation. Since 1999, the Company has exercised one option and made certain payments. In 2006, the Company incurred and subsequently paid a milestone obligation to CAT of $1,500 pursuant to the development of one product.

In 2000, the Company entered into a second agreement with CAT. The 2000 agreement provides the Company with rights to use CAT technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company will pay CAT clinical development milestones and royalties based on product sales. Under this same agreement, the Company paid CAT $12,000 for research support and made an equity investment in CAT. Prior to 2006, the Company had sold a portion of its equity investment in CAT and in 2006, sold the remaining portion of its equity investment. Since 2000, the Company has exercised several options and made certain payments. No option or milestone payments were made in 2008, 2007 or 2006. During 2009, the Company expects to pay CAT approximately $8,865 in milestone and royalty payments associated with the sale of ABthrax to the U.S. Government.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE E) —	Collaboration Receivables

Collaboration receivables of $24,880 includes $21,233 in unbilled receivables from Novartis and GSK in connection with the Company’s cost-sharing agreements, and other billed and unbilled receivables. The $21,233 in unbilled receivables relates to net cost reimbursements due for the three months ended December 31, 2008.

(NOTE F) —	Property, Plant and Equipment

Property, plant and equipment are stated at cost and are summarized as follows:

	December 31,
	2008	2007

Building (Large-Scale Manufacturing Facility)	$187,737	$187,737
Laboratory and production equipment	88,226	82,836
Computer equipment and software	36,249	33,761
Land and improvements	30,521	30,521
Leasehold improvements	23,932	22,589
Furniture and office equipment	6,007	5,908
Construction-in-progress	3,793	3,419

	376,465	366,771
Less: accumulated depreciation and amortization	(117,196)	(97,967)

	$259,269	$268,804

Depreciation expense was $19,036, $19,800 and $17,825 for the years ended December 31, 2008, 2007 and 2006, respectively.

(NOTE G) —	Other Assets

Other assets are comprised of the following:

	December 31,
	2008	2007

Deferred financing costs, net of accumulated amortization of $8,853 and $6,539, as of December 31, 2008 and 2007, respectively	$8,808	$11,122
Other assets	315	2,735

	$9,123	$13,857

Deferred financing costs were incurred in connection with the Company’s convertible subordinated debt offerings during 2005 and 2004. Debt issuance costs for the $510,000 of convertible subordinated debt outstanding as of December 31, 2008 amounted to approximately $17,661, representing primarily underwriting fees of approximately 3% of the gross amount of the convertible subordinated debt, and are being amortized on a straight-line basis to interest expense which approximates the effective interest method over the life of the convertible subordinated debt. See Note I, Long-Term Debt, for additional discussion of the Company’s convertible subordinated debt.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE H) —	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2008	2007

Clinical trial costs	$40,212	$46,848
Accrued expenses and fixed asset purchases	6,091	6,844
Professional fees	5,878	5,940
Accrued interest	3,253	3,244

	$55,434	$62,876

Accrued clinical trial costs consist primarily of investigator fees, contract research organization (“CRO”) services and laboratory costs, primarily associated with the Company’s Phase 3 studies.

(NOTE I) —	Long-Term Debt

The components of long-term debt are as follows:

			December 31,
Debt	Interest Rate	Maturities	2008	2007

2.25% Convertible Subordinated Notes due 2011	2.25%	October 2011	$280,000	$280,000
2.25% Convertible Subordinated Notes due 2012	2.25%	August 2012	230,000	230,000

			510,000	510,000
BioMed lease financing	11.0%	May 2026	246,477	244,099

			756,477	754,099
Less current portion			—	—

			$756,477	$754,099

Annual maturities of all long-term debt (representing cash to be paid) are as follows:

2009	$—
2010	—
2011	280,000
2012	230,000
2013	—
2014 and thereafter	52,961

$562,961

The difference between the long-term debt of $756,477 and annual maturities of $562,961 is due to the accounting for the sale-leaseback of the LSM facility as a financing transaction. During 2006, the Company entered into a purchase and sale agreement with BioMed in connection with the Company’s Traville headquarters and LSM facilities. As more fully described in Note N, Facility-Related Exit Costs, the Company accounted for the sale-leaseback of certain facilities as a financing transaction. Payments due for the BioMed debt resulting from this financing are based upon an allocation of fair value of the properties included in the transaction. Aggregate lease financing payments, including interest, over the remaining seventeen year period are approximately $495,097, including an annual lease escalation of 2%. Interest expense associated with this debt is being calculated at approximately 11%, which approximated the Company’s incremental borrowing rate at the time of the agreement. For the first nine years of the leases, the payments are less than the amount of calculated interest expense, which

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE I) —	Long-Term Debt (continued)

results in an increase in the debt balance during this period, reaching $254,699 in 2015. Accordingly, the Company has classified the full amount of the debt outstanding as of December 31, 2008 as long-term. Beginning in 2015, the payments begin to reduce the debt balance and are reflected in the annual maturities shown herein. At the end of the twenty-year leases, the remaining debt will be approximately $201,737. The Company has the option to purchase the LSM facility between 2009 and 2010 at prices ranging between $254,900 and $269,500, depending upon when the Company exercises the option.

During 2004, the Company completed the private placement of $280,000 of 2 1/4% Convertible Subordinated Notes due October 2011 (“2 1/4% Notes due 2011”), convertible into common stock at approximately $15.55 per share. Debt issuance costs for the $280,000 of 2 1/4% Notes due 2011 amounted to approximately $8,650, which are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 2 1/4% Notes due 2011. Accumulated amortization of the debt issuance costs is approximately $5,250 and $4,015 as of December 31, 2008 and 2007, respectively. The 2 1/4% Notes due 2011 also contain a provision for a “make-whole” premium to be paid by the Company to holders of the 2 1/4% Notes due 2011 in the event of certain changes in control that could occur during the life of the 2 1/4% Notes due 2011. The premium is payable in the form of cash, the Company’s common stock, or the same form of consideration used to pay for the shares of the Company’s common stock in connection with the transaction constituting the change in control. The premium declines over time and is based upon the price of the Company’s stock as of the effective date of the change in control. As of December 31, 2008, the maximum premium possible is approximately $55,720, or approximately 19.9% of the aggregate face value of 2 1/4% Notes due 2011 outstanding, in the event a qualified change in control occurs with a stock price of $16.00 per share at such date. If the stock price on the effective date of a change in control is less than $11.105 per share or greater than $55.00 per share, no premium will be paid.

During 2005, the Company completed the private placement of $230,000 of 2 1/4% Convertible Subordinated Notes due 2012 (“2 1/4% Notes due 2012”), convertible into common stock at approximately $17.78 per share. Debt issuance costs for the $230,000 of 2 1/4% Notes due 2012 amounted to approximately $6,863, which are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 2 1/4% Notes due 2012. Accumulated amortization of the debt issuance costs is approximately $3,313 and $2,347 as of December 31, 2008 and 2007, respectively. The 2 1/4% Notes due 2012 also contain a provision for a “make-whole” premium to be paid by the Company to holders of the 2 1/4% Notes due 2012 in the event of certain changes in control that could occur during the life of the 2 1/4% Notes due 2012. The premium is payable in the form of the Company’s common stock by increasing the conversion rate to the holders of the notes who convert their notes. The premium, which is expressed as additional shares of common stock per one thousand dollars principal amount of notes, is based upon the price of the Company’s stock as of the effective date of the change in control. The maximum premium possible is approximately $38,333, or approximately 17% of the aggregate face value of 2 1/4% Notes due 2012 outstanding, in the event a qualified change in control occurs with a stock price of $14.82 per share at such date. If the stock price on the effective date of a change in control is less than $14.82 per share or greater than $100.00 per share, no premium will be paid.

The carrying amount and fair value of the Company’s long-term debt are as follows:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

2.25% Convertible Subordinated Notes due 2011	$280,000	$86,800	$280,000	$266,000
2.25% Convertible Subordinated Notes due 2012	230,000	57,500	230,000	198,950
BioMed lease financing	246,477	306,446	244,099	244,099

	$756,477	$450,746	$754,099	$709,049

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE I) —	Long-Term Debt (continued)

In February 2009, the Company repurchased approximately $82,900 of the 2 1/4% Notes due 2011 and $23,300 of the 2 1/4% Notes due 2012 at an aggregate cost of approximately $50,000 plus accrued interest.

With respect to the Company’s convertible subordinated notes (the “Notes”), the Notes are unsecured obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes are not redeemable prior to maturity, but can be repurchased by the Company on the open market.

The indentures under which the Notes have been issued contain no financial covenants or any restriction on the payments of dividends, the incurrence of senior indebtedness, or other indebtedness, or the Company’s issuance or repurchase of securities. There are no sinking fund requirements with respect to the Notes.

The Company is required to maintain restricted investments of at least $46,000, or $39,500 if in the form of cash, in order to satisfy the security deposit requirements of the BioMed lease financing. This lease financing contains no financial covenants or sinking fund requirements.

The fair value of the BioMed lease financing is determined using a discounted cash flow analysis and current rates for corporate debt having similar characteristics and companies with similar credit worthiness. The Company concluded that its incremental borrowing rate has increased, resulting in an increase in the fair value of the debt to $306,446.

(NOTE J) —	Commitments and Other Matters

Leases

The Company leases office and laboratory premises and equipment pursuant to operating leases expiring at various dates through 2026. The leases contain various renewal and cancellation options. Minimum annual rentals are as follows:

	Gross		Net
	Operating	Sublease	Operating
Year Ending December 31,	Leases	Income	Leases

2009	$21,495	$(4,555)	$16,940
2010	21,754	(4,646)	17,108
2011	22,011	(4,342)	17,669
2012	22,371	—	22,371
2013	22,739	—	22,739
2014 and thereafter	288,495	—	288,495

	$398,865	$(13,543)	$385,322

The gross operating lease commitment of $398,865 includes lease payments associated with the Company’s lease with BioMed for its Traville headquarters. As more fully described in Note N, Facility-Related Exit Costs, during 2006 the Company entered into a lease with BioMed for its Traville headquarters following the termination of the Company’s Traville lease with its former lessor. Based upon an allocation of fair value, the initial annual rent for Traville was approximately $16,653. The aggregate rental payments over the remaining lease term are approximately $360,886, including an annual escalation of 2%. The Company has an option to purchase the Traville facility in 2016 for $303,000. There are no financial covenants with respect to the BioMed lease.

As part of its agreement with BioMed, the Company agreed it would exercise purchase options with respect to certain equipment currently used at the Traville facility at the end of the applicable equipment lease terms. The equipment is subject to several operating leases with an unrelated party. During 2008, the Company exercised the purchase option with regard to certain leases at a cost of approximately $4,200, and will exercise the purchase option related to the remaining leases in 2009 at an estimated cost of $5,200. The Company will transfer ownership

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

Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3,765. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate and credit conditions in 2009, which could in turn affect the Company’s rent and the level of the Company’s restricted investments. The Company has restricted investments of approximately $15,700 and $15,000 as of December 31, 2008 and 2007, respectively, associated with these leases which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, the Company could lose part or all of its restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, the Company has an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $38,000 in 2009 to approximately $21,000 in 2019. The lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. During 2007 the Company increased its restricted investments to $15,000 as an alternative compliance action with respect to the tangible net worth covenant contained in the lease agreements. The Company has complied with all debt covenants as of December 31, 2008.

See Note C, Investments, for additional discussion of the Company’s restricted investments.

During 2007, the Company entered into an agreement to sublease a portion of its headquarters facility to MedImmune, Inc. (“MedImmune”), now a wholly-owned subsidiary of AstraZeneca, Inc. The terms of the sublease include an initial term ending in 2011 and an option period exercisable by the subtenant to extend the sublease for one, two or three additional years. Sublease income for the remaining initial term is approximately $4,555, $4,646 and $4,342 for 2009, 2010 and 2011, respectively.

The Company’s leases for office and laboratory space provide for certain rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $6,718 and $4,734 at December 31, 2008 and 2007, respectively.

The Company’s lease agreement with its former Traville lessor, Wachovia Development Corporation (“WDC”), contained a residual value guarantee of 87.75% of the total financed cost at lease termination. Based upon the results of an appraisal conducted in connection with the BioMed transaction, the Company accounted for $15,000 of the $200,000 paid in 2006 by BioMed to the former lessor in connection with the Company’s exercise of its purchase option under the former lease as a residual value guarantee payment, which is included in Lease termination and restructuring charges (credits) on the consolidated statements of operations.

In accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, the Company had recorded the estimated fair market value of the maximum residual value guarantee of the Traville lease during 2003. The Company estimated the fair market value of the guarantee as approximately $4,380 and had been amortizing

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE J) —	Commitments and Other Matters (continued)

Leases (continued)

this amount on a straight-line basis over the term of the lease. As of the date of the WDC lease termination in 2006, the Company wrote off the unamortized amount of approximately $2,533.

The Company has entered into various sale-leaseback transactions resulting in equipment leases with rental and buy-out payments, with initial terms ranging from five to seven years. The Company may purchase the equipment at the end of the initial term at the greater of fair market value or 20% of original cost or extend the term of the lease for an additional twelve to nineteen months. The Company has accounted for these leases as operating leases. Under the leases, the Company must maintain minimum levels of unrestricted cash, cash equivalents and marketable securities and minimum levels of net worth. During 2007, the Company amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. The Company also pledged collateral of approximately $7,585 to one of the lessors to satisfy the minimum net worth covenant associated with certain leases. During 2008, approximately $4,877 of this additional collateral was released, as the lease terms of the related leases expired and the Company exercised its purchase option. The remaining collateral is included in restricted investments on the consolidated balance sheets.

Rent expense aggregated $27,588, $29,461 and $29,724 for the years ended December 31, 2008, 2007 and 2006, respectively.

Capital Expenditures

At December 31, 2008 the Company had commitments for capital expenditures, consisting primarily of manufacturing and laboratory equipment, of approximately $7,134.

401(k) Plan

The Company has adopted a 401(k) pension plan available to eligible full-time employees. Participating employees may contribute up to 100% of their total eligible compensation to the plan, subject to Internal Revenue Service limitations. The Company currently matches a portion of the employee contributions. The Company contribution was $1,945, $1,740 and $1,365 for the years ended December 31, 2008, 2007 and 2006, respectively.

Contingent Liabilities

In the normal course of business, the Company is periodically subject to various tax audits. The Company accrued approximately $400 with respect to non-income tax related audits as of December 31, 2007. During 2008, the Company paid approximately $300 to resolve its open audits and has no accrual related to these audits as of December 31, 2008.

The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

During 2008, the Company settled certain patent proceedings which resulted in an aggregate charge of approximately $2,200 to general and administrative expenses.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) —	Stockholders’ Equity

Stock-based Compensation Plans

The Company has two stock-based compensation plans as described below. The following is a summary of the stock-based compensation expense that has been recorded in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively:

	Year Ended December 31,
	2008	2007	2006

Employee stock option and employee stock purchase plan compensation expense	$17,630	$20,691	$26,095
Restricted stock awards	316	530	511
Restricted stock units	647	470	—

Total	$18,593	$21,691	$26,606

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

At December 31, 2008, the total authorized number of shares under the Incentive Plan, including prior plans, was 53,228,746. Options available for future grant were 7,106,184 as of December 31, 2008.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) —	Stockholders’ Equity (continued)

Stock-based Compensation Plans (continued)

Stock Incentive Plan (continued)

A summary of stock option activity for the year ended December 31, 2008 is as follows:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value(1)

Outstanding at January 1, 2008	28,121,529	$17.44	5.47
Granted	4,563,966	5.31
Exercised	(364,236)	9.45		$720
Forfeited	(477,114)	9.22
Expired	(3,470,994)	20.12

Outstanding at December 31, 2008	28,373,151	15.40	5.71	27

Vested or expected to vest at December 31, 2008	27,264,831	15.71	4.18	23

Exercisable at December 31, 2008	20,971,979	18.04	4.69

(1)	Aggregate intrinsic value represents only the value for those options in which the exercise price of the option is less than the market value of the Company’s stock on December 31, 2008, or for exercised options, the exercise date.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-Average		Weighted-Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price

$1.31 to $10.00	7,254,070	7.51	$6.79	3,092,722	$8.33
$10.01 to $12.50	10,877,073	6.69	11.07	7,861,521	11.20
$12.51 to $15.00	5,031,623	4.93	12.79	4,809,707	12.78
$15.01 to $20.00	795,165	3.51	17.14	792,809	17.15
$20.01 to $86.19	4,415,220	1.59	42.91	4,415,220	42.91

	28,373,151	5.71	15.40	20,971,979	18.04

During 2004, the Company modified the stock option agreements for certain key officers by extending the standard post-employment exercise period and, for one former key officer, also extending vesting beyond the date of termination. In the event any of the key officers’ employment is terminated under certain circumstances, the key officer could receive the benefit of the modification provision and the Company would record an aggregate compensation charge of up to $729 for any modified options still outstanding as of the date of termination. No compensation charge has been recorded as of December 31, 2008 for the remaining key officers because they are still employees of the Company as of this date and the Company is unable to estimate whether any of these key officers will ultimately obtain any benefit from this modification.

During the years ended December 31, 2008, 2007 and 2006, the Company issued 364,236, 968,501 and 2,634,029 shares of common stock, respectively, in conjunction with stock option exercises. The Company

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) —	Stockholders’ Equity (continued)

Stock-based Compensation Plans (continued)

Stock Incentive Plan (continued)

received cash proceeds from the exercise of these stock options of approximately $3,443, $7,149 and $22,573, respectively, for the years ended December 31, 2008, 2007 and 2006.

As of December 31, 2008, total unrecognized compensation cost related to stock options amounted to $25,587, which is expected to be recognized over a weighted-average period of 2.5 years as the options vest. There were non-vested stock options outstanding for 7,401,172 shares at December 31, 2008.

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $720, $3,244 and $9,111 respectively. The total fair value of stock options which vested during the years ended December 31, 2008, 2007 and 2006 was approximately $17,078, $21,420 and $28,419 respectively. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $2.25, $4.55 and $4.99 per share, respectively.

The fair values of employee stock options granted during the years ended December 31, 2008, 2007 and 2006 were determined based on the Black-Scholes-Merton option-pricing model using the following range of assumptions:

	Years Ended December 31,
	2008	2007	2006

Expected life:
Stock options	5.4 years	5.0 years	4.9 years
Employee stock purchase plan rights	1.0 years	1.0 years	1.0 years
Interest rate	1.2% - 3.6%	3.4% - 4.9%	4.3% - 5.1%
Volatility	41.9% - 57.3%	40.3% - 48.0%	38.0% - 48.0%
Dividend yield	0%	0%	0%

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

Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (implied volatility) during a period. The Company uses the implied volatility of its traded convertible notes as the sole basis for its expected volatility. The weighted average volatility used was 43.7%, 43.9% and 44.4% for 2008, 2007 and 2006, respectively.

Dividend Yield — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Restricted Stock

Under the Incentive Plan, the Company has granted both restricted stock awards and restricted stock units (“RSUs”). Beginning in 2007, employees of the Company could elect to receive RSUs in lieu of a portion of their stock option grants. RSUs have service conditions and vest ratably on an annual basis over a four-year period. During 2008, the Company awarded 78,608 RSUs at a weighted-average grant date fair value of $4.92 per share. During 2008, 36,500 previously granted restricted stock awards vested and the remaining 48,000 were cancelled. The Company incurred $963, $1,000 and $511 of compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively, related to both RSUs and restricted stock awards.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE K) —	Stockholders’ Equity (continued)

Stock-based Compensation Plans (continued)

Stock Incentive Plan (continued)

Restricted Stock (continued)

A summary of the status of the Company’s restricted stock as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value

Restricted stock at January 1, 2008	324,987	$11.21
Granted	78,608	4.92
Vested	(96,204)	11.61
Forfeited	(69,415)	11.56

Restricted stock at December 31, 2008	237,976	8.87

Expected to vest at December 31, 2008	207,039	8.87

Stock-based compensation expense under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006 is not necessarily representative of the level of stock-based compensation expense under SFAS No. 123(R) in future years due to, among other things, (1) the vesting period of the stock-based compensation and (2) the number and fair value of additional stock-based grants in future years.

Employee Stock Purchase Plan

In 2000, the Company’s stockholders approved the establishment of an Employee Stock Purchase Plan (the “Purchase Plan”) registering 500,000 shares of $0.01 par value common stock for issuance under this plan. During 2007, the Company’s stockholders approved the adoption of an amended and restated Purchase Plan, under which 500,000 additional shares of common stock were made available for purchase. In December 2008 the Board of Directors approved an amendment to the Purchase Plan to increase the number of shares available by 1,000,000 shares, subject to stockholder approval at the 2009 Annual Meeting. Under the Purchase Plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan. The common stock is purchased under the Purchase Plan at a discounted rate, currently at 15%, which results in this plan qualifying as compensatory. The first purchase period for the Purchase Plan began January 1, 2001. During the year ended December 31, 2008, the Company issued 356,011 shares of common stock pursuant to the Purchase Plan and recorded compensation cost of approximately $300. The weighted-average fair value of the employee stock purchase plan rights granted during 2008, 2007 and 2006 was $0.84, $2.19 and $1.98 per share, respectively. Common stock reserved for future employee purchase under the Purchase Plan aggregated 44,559 shares as of December 31, 2008. There are no other investment options for participants.

(NOTE L) —	Preferred Share Purchase Rights

On May 20, 1998, the Company adopted a Shareholder Rights Plan, which provided for the issuance of rights to purchase shares of Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company. Under the Shareholder Rights Plan, the Company distributed one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 (the “Common Shares”), of the Company. The Rights were distributed on June 26, 1998 to stockholders of record on May 27, 1998. The Rights expired on May 20, 2008.

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

The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

	Year Ended December 31,
	2008	2007	2006

Federal income tax provision at 34%	$(83,271)	$(89,232)	$(85,399)
Change in state income tax rate	—	(15,762)	—
State taxes, net of federal tax benefit	(12,857)	(11,638)	(11,041)
Tax credits, principally for research and development	(3,500)	(2,911)	(7,305)
Stock option deduction for which no book benefit is available	—	—	—
Other	3,447	3,585	4,146
Increase in valuation allowance on deferred tax asset	96,181	115,958	99,599

	$—	$—	$—

The increase in valuation allowance as reported above excludes the change in valuation allowance associated with the net deferred tax asset recorded in connection with the net unrealized (gains) losses on investments, as such amounts are recorded as a component of other comprehensive loss.

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Current	Long-Term
	Asset	Asset/(Liability)

December 31, 2008
Net operating loss carryforward	$—	$768,037
Research and development and other tax credit carryforwards	—	33,469
Capital loss carryforward	—	289
Deferred revenue	17,256	11,661
Facility exit charge	—	4,518
Net unrealized losses on investments	—	1,805
Intangible assets	394	4,996
Equity based compensation	—	11,864
Depreciation	—	8,352
Reserves and accruals	7,964	10,555
Other	—	379

	25,614	855,925
Less valuation allowance	(25,614)	(855,925)

	$—	$—

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE M) —	Income Taxes (continued)

	Current	Long-Term
	Asset	Asset/(Liability)

December 31, 2007
Net operating loss carryforward	$—	$651,745
Research and development and other tax credit carryforwards	—	30,218
Capital loss carryforward	—	13,528
Deferred revenue	17,837	28,814
Facility exit charge	—	5,067
Net unrealized gains on investments	—	(1,205)
Intangible assets	394	5,391
Equity based compensation	—	8,700
Depreciation	—	5,189
Reserves and accruals	2,857	11,984
Other	—	2,081

	21,088	761,512
Less valuation allowance	(21,088)	(761,512)

	$—	$—

The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined.

Provision for income taxes is comprised of the following:

Year Ended December 31,
	2008	2007	2006

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign taxes	—	—	—
Deferred	—	—	—

	$—	$—	$—

The Company has available tax credit carryforwards of approximately $33,469 which expire, if unused, from the year 2009 through the year 2028. The Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $1,953,323 which expire, if unused, from the year 2009 through the year 2028. The Company’s ability to utilize these NOLs may be limited under Internal Revenue Code Section 382. The tax benefit of approximately $249,049 of NOLs related to stock options will be credited to equity when the benefit is realized through utilization of the NOL carryforwards.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The Company had no unrecognized tax benefits as of January 1, 2007 and provides a full valuation allowance on the net deferred tax asset recognized in the consolidated financial statements. As a result, the adoption of FIN 48 effective January 1, 2007 had no effect on the Company’s financial position as of such date, or on net operating losses available to offset future taxable income.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE M) —	Income Taxes (continued)

The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2008 and 2007, the Company did not accrue any interest related to uncertain tax positions. The Company’s income taxes have not been subject to examination by any tax jurisdictions since its inception. Accordingly, all income tax returns filed by the Company are subject to examination by the taxing jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2008	2007

Balance as of January 1	$29,611	$28,641
Gross increases (decreases) related to prior year tax positions	(496)	—
Gross increases related to current year tax positions	1,167	970

Balance as of December 31	$30,282	$29,611

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

With respect to the Traville facility, the Company exercised its option under its lease with WDC to acquire the Traville facility for a fixed price of $200,000 and the Company assigned that option to BioMed Realty, LP, a wholly-owned BioMed subsidiary. BioMed paid WDC $200,000 to purchase the Traville facility, at which time WDC terminated its lease with the Company, including its residual value guarantee and released the Company’s restricted investments of approximately $204,500 that served as collateral under the lease. The Company recorded a non-cash lease termination expense of $15,000, which represented the difference between the $200,000 obligation BioMed paid to WDC and the facility’s appraised fair value of $185,000. This expense, along with transaction costs of approximately $1,840, aggregating $16,840 is included in the lease termination and restructuring charges (credits) in the consolidated statement of operations for the year ended December 31, 2006.

See Note I, Long-term Debt and Note J, Commitments and Other Matters, for additional discussion.

During 2007, the Company entered into an agreement to sublease a portion of its headquarters facility to MedImmune. The terms of the sublease include an initial term ending in 2011 and an option period exercisable by the subtenant to extend the sublease for one, two or three additional years. The Company exited this space in 2006 and recorded a charge of $9,156, net of estimated sublease income, pursuant to SFAS No. 146, Accounting for Costs Associated with Exit Or Disposal Activities. The charge of $9,156 represented the present value of the excess of future payments for the portion of the facility over estimated sublease income and an impairment charge on certain fixed assets and leasehold improvements. The impairment charge was based on the net book value, which approximated fair value, of the assets and leasehold improvements at the time the Company exited the space. Upon execution of the sublease in 2007, no adjustment to the 2006 estimates of lease termination charges was required as the sublease income approximated the initial estimated sublease income.

In 2006, the Company consolidated certain of its operations from a laboratory building to its Traville headquarters space and the LSM and subleased the laboratory building. In conjunction with this exit, the Company recorded a charge of $3,514 relating to the estimated sublease loss and an impairment charge on certain fixed assets and

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE N) —	Facility-Related Exit Costs (continued)

leasehold improvements relating to this space. The impairment charge was based on the net book value, which approximated fair value, of the assets and leasehold improvements at the time the Company exited the space. During 2007, the Company purchased the building from the landlord and subsequently sold it to BioMed. In conjunction with this purchase and sale, the Company reversed the remaining accrual related to its exit from the building of $1,969 and recognized a net gain on the purchase and sale of $1,704. The total gain of $3,673 is reflected as Lease termination and restructuring charges (credits) in the consolidated statement of operations.

The Company reviews its estimated exit cost accrual on an ongoing basis.

The following table summarizes the activity related to the liability for exit charges for the year ended December 31, 2008, all of which is facilities-related:

Balance as of January 1, 2008	$6,644
Accretion recorded	466

Subtotal	7,110
Cash paid	(2,083)

Balance as of December 31, 2008	5,027
Less current portion	(2,952)

$2,075

(NOTE O) —	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments.

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

Active markets are those in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly. With regard to the Company’s financial assets subject to fair value measurements, the Company believes that all of the assets it holds are actively traded because there is sufficient frequency and volume to obtain pricing information on an ongoing basis.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE O) —	Fair Value Measurements (continued)

The Company’s financial assets subject to fair value measurements and the related fair value hierarchy are as follows:

	Fair Value
	as of	Fair Value Measurements as of December 31, 2008
	December 31,	Using Fair Value Hierarchy
Description	2008	Level 1	Level 2	Level 3

Cash and cash equivalents	$15,248	$15,248	$—	$—
Short-term investments	22,691	782	21,909	—
Marketable securities	265,640	16,063	249,577	—
Long-term equity investment	19	19	—	—
Restricted investments	69,360	11,912	57,448	—

Total	$372,958	$44,024	$328,934	$—

The Company evaluates the types of securities in its investment portfolios to determine the proper classification in the fair value hierarchy based on trading activity and the observability of market inputs. The Company’s Level 1 assets include cash, money market instruments and U.S. Treasury securities. Level 2 assets include government-sponsored enterprise securities, commercial paper, corporate bonds, asset-backed securities, and mortgage-backed securities. The Company’s privately-held equity investment in Aegera is carried at cost and is not included in the table above, and is reviewed for impairment at each reporting date.

The Company generally obtains a single quote or price per instrument from independent third parties to help it determine the fair value of securities in Level 1 and Level 2 of the fair value hierarchy. The Company’s Level 1 cash and money market instruments are valued based on quoted prices from third parties, and the Company’s Level 1 U.S. Treasury securities are valued based on broker quotes. The Company’s Level 2 assets are valued using a multi-dimensional pricing model that includes a variety of inputs including actual trade data, benchmark yield data, non-binding broker/dealer quotes, issuer spread data, monthly payment information, collateral performance and other reference information. These are all observable inputs. The Company reviews the values generated by the multi-dimensional pricing model for reasonableness, which could include reviewing other publicly available information.

The Company does not hold auction rate securities, loans held for sale, mortgage-backed securities backed by sub-prime or Alt-A collateral or any other investments which require the Company to determine fair value using a discounted cash flow approach. Therefore, the Company does not need to adjust its analysis or change its assumptions specifically to factor illiquidity in the markets into its fair values.

The fair value of the Company’s convertible debt is based on quoted market prices. The quoted market price of the Company’s convertible debt is approximately $144,000 as of December 31, 2008. The Company evaluated its incremental borrowing rate as of December 31, 2008 based on the current interest rate environment and the Company’s credit risk. The fair value of the BioMed lease financing is $306,446 as of December 31, 2008, based on a discounted cash flow analysis and current rates for corporate debt having similar characteristics and companies with similar credit worthiness.

(NOTE P) — Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys)

In 2008, Teva acquired all of the outstanding stock of CoGenesys, which became Teva Bio. CoGenesys had been a division of the Company until 2006, when the Company completed the sale of assets and concurrently entered into a license agreement and manufacturing services agreement.

As consideration for the assets conveyed, liabilities assumed and intellectual property licensed, the Company obtained equity in CoGenesys valued at $10,000 and additional equity valued at $4,818 as reimbursement for CoGenesys expenditures paid by the Company during the five months ended May 31, 2006. The Company received preferred stock, representing approximately a 14% equity interest (13% on a fully-diluted basis) in CoGenesys. The

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE P) — Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys) (continued)

value per share assigned to this investment was equal to the value per share simultaneously obtained by CoGenesys through external funding. The Company sold assets having a net book value which approximated fair value of $3,032 and recorded no gain or loss on the sale, and CoGenesys assumed liabilities totaling $607. The residual consideration of $7,575 was allocated to the intellectual property license and manufacturing services agreement and is being recognized ratably over the term of the manufacturing services agreement, as amended. The Company recorded the CoGenesys cost reimbursement of $4,818 as a reduction of research and development expenses for the year ended December 31, 2006.

The license agreement, as amended, provides the Company with various milestone and royalty rights on certain products and the option to reestablish development rights to certain licensed products as well as the option to have Teva Bio conduct drug development activities on the Company’s behalf. Teva Bio can obtain additional product rights by extending the initial seven-year research term upon the payment of additional consideration.

As a result of Teva’s acquisition of CoGenesys in 2008, the Company received $47,336 as partial payment for its equity investment in CoGenesys. The terms of the agreement between Teva and CoGenesys required an escrow account be established for 10% of the purchase price as security for CoGenesys’ representations, warranties, and covenants. Because the Company had no information concerning the likelihood of the terms of the escrow agreement being satisfied, the Company did not include any potential proceeds from escrow in the calculation of the gain on the sale of its investment in 2008. Subsequent to December 31, 2008, the Company received approximately $5,260 from the escrow account, which will be recorded as a gain in 2009.

(NOTE Q) —	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2008	2007	2006

Numerator:
Net loss	$(244,915)	$(262,448)	$(251,173)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	135,406,642	134,333,418	131,815,414

Net loss per share, basic and diluted:
Net loss per share	$(1.81)	$(1.95)	$(1.91)

Common stock issued in connection with the Company’s Purchase Plan and through exercised options granted pursuant to the Incentive Plan are included in the Company’s weighted average share balance based upon the issuance date of the related shares. As of December 31, 2008, 2007 and 2006, the Company had 28,373,151, 28,121,529 and 26,836,107, respectively, stock options outstanding. As of December 31, 2008, 2007 and 2006, the Company had 30,942,877 of shares issuable upon the conversion of the Company’s convertible subordinated debt.

(NOTE R) —	Related Parties

Prior to the sale of its equity investment, the Company’s 14% equity investment in CoGenesys made it a related party of the Company. For the years ended December 31, 2007 and 2006, the Company recognized revenue of $2,803 and $1,910, respectively, under the 2006 license agreement and manufacturing services agreement with CoGenesys. During the year ended December 31, 2006, the Company recorded a reduction in research and development expenses of $4,818 for expenses reimbursed by CoGenesys. Effective February 2008, CoGenesys is no longer a related party of the Company, as a result of the Teva acquisition of all the outstanding shares of CoGenesys.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

(NOTE R) —	Related Parties (continued)

The Company owns approximately one percent of VIA Pharmaceuticals, Inc. (“VIA”). During 2007, the Company and VIA mutually terminated a 1997 License Agreement between the parties. Accordingly, the Company no longer deems VIA to be a related party.

Effective with the sale of the Company’s remaining investment in CAT in 2006, CAT is no longer a related party. While deemed a related party in 2006, the Company expensed $600 for research support costs paid to CAT in connection with a 2000 collaboration agreement.

The Company had no other material related party transactions during 2008, 2007 or 2006.

(NOTE S) —	Quarterly Financial Information (unaudited)

Quarterly financial information for 2008 and 2007 is presented in the following tables:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2008
Revenue	$12,275	$11,567	$11,674	$12,906
Income (loss) from operations	(76,290)	(70,220)	(58,173)	(50,470)
Net income (loss)	(46,916)	(74,190)	(68,113)	(55,696)
Net income (loss) per share, basic and diluted	(0.35)	(0.55)	(0.50)	(0.41)

2007
Revenue	$9,262	$9,007	$11,056	$12,526
Income (loss) from operations	(49,886)	(49,864)	(65,434)	(90,911)
Net income (loss)	(51,029)	(51,269)	(67,257)	(92,893)
Net income (loss) per share, basic and diluted	(0.38)	(0.38)	(0.50)	(0.69)

The Company’s results for the first quarter of 2008 include a gain on the sale of an equity investment of $32,518, or $0.24 per share.

The Company’s results for the third quarter of 2008 include a charge for impaired investments of $6,049, or $0.04 per share.

The Company’s results for the second quarter of 2007 include $3,673, or $0.03 per share, for lease termination and restructuring credits.

The Company’s results for the fourth quarter of 2007 include expense of $16,852, or $0.13 per share, for the collaboration and license agreement with Aegera.