Form 10-Q
period 2009-03-31
HUMAN GENOME SCIENCES INC
filed 2009-05-05
CIK 901219

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2009     Commission File Number 0-22962
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐
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
Yes ☐     No ☑
The number of shares of the registrant’s common stock outstanding on March 31, 2009 was 135,790,040.

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	3
Consolidated Balance Sheets at March 31, 2009 and December 31, 2008	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	5
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1A. Risk Factors	27

Item 6. Exhibits	42

Signatures	43

Exhibit Index	Exhibit Volume
EX-12.1
EX-31.I.1
EX-31.I.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
		2008
	2009	(Restated)
	(dollars in thousands, except share and per
	share amounts)
Revenue:
Product sales	$127,769	$—
Manufacturing and development services	29,116	—
Research and development collaborative agreements	20,392	12,275

Total revenue	177,277	12,275

Costs and expenses:
Cost of product sales	8,177	—
Cost of manufacturing and development services	3,351	—
Research and development expenses	53,675	72,691
General and administrative expenses	14,279	16,011

Total costs and expenses	79,482	88,702

Income (loss) from operations	97,795	(76,427)
Investment income	4,296	6,707
Interest expense	(15,730)	(15,517)
Gain on extinguishment of debt	38,873	—
Gain on sale of long-term equity investment	5,259	32,518
Other expense	(680)	—

Income (loss) before taxes	129,813	(52,719)
Provision for income taxes	—	—

Net income (loss)	$129,813	$(52,719)

Basic net income (loss) per share	$0.96	$(0.39)

Diluted net income (loss) per share	$0.85	$(0.39)

Weighted average shares outstanding, basic	135,755,471	135,284,778

Weighted average shares outstanding, diluted	163,423,487	135,284,778

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

		December 31,
	March 31,	2008
	2009	(Restated)
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$93,094	$15,248
Short-term investments	97,979	22,691
Accounts receivable	38,506	2,871
Collaboration receivables	12,885	22,076
Prepaid expenses and other current assets	5,426	5,280

Total current assets	247,890	68,166

Marketable securities	138,210	265,640
Property, plant and equipment (net of accumulated depreciation and amortization)	273,863	274,315
Restricted investments	67,569	69,360
Long-term equity investments	2,516	2,606
Other assets	5,317	6,745

TOTAL ASSETS	$735,365	$686,832

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$68,773	$55,434
Accrued payroll and related taxes	14,528	18,574
Accrued exit expenses	2,025	2,952
Deferred revenues	44,455	43,746

Total current liabilities	129,781	120,706

Convertible subordinated debt	334,269	417,597
Lease financing	247,061	246,477
Deferred revenues, net of current portion	18,630	29,563
Accrued exit expenses, net of current portion	1,831	2,075
Other liabilities	7,241	6,718

Total liabilities	738,813	823,136

Stockholders’ deficit:
Preferred stock	—	—
Common stock	1,358	1,357
Additional paid-in capital	2,062,107	2,059,154
Accumulated other comprehensive loss	(4,401)	(4,490)
Accumulated deficit	(2,062,512)	(2,192,325)

Total stockholders’ deficit	(3,448)	(136,304)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$735,365	$686,832

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
		2008
	2009	(Restated)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$129,813	$(52,719)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	2,935	4,463
Depreciation and amortization	5,332	5,159
Amortization of debt discount	6,398	5,854
Gain on extinguishment of long-term debt	(38,873)	—
Gain on sale of long-term equity investment	(5,259)	(32,518)
Accrued interest on short-term investments, marketable securities and restricted investments	1,186	939
Gain on sale of investments and marketable securities	(889)	(40)
Non-cash expenses and other	1,407	832
Changes in operating assets and liabilities:
Accounts receivable	(35,635)	—
Collaboration receivables	9,191	3,562
Prepaid expenses and other assets	72	1,276
Accounts payable and accrued expenses	13,957	15,650
Accrued payroll and related taxes	(4,046)	(3,531)
Accrued exit expenses	(1,323)	(395)
Deferred revenues	(10,224)	(11,305)
Other liabilities	505	526

Net cash provided by (used in) operating activities	74,547	(62,247)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(36,393)	(10,451)
Proceeds from sale and maturities of short-term investments and marketable securities	87,832	57,889
Proceeds from sale of long-term equity investment	5,259	47,336
Capital expenditures — property, plant and equipment	(5,122)	(2,391)
Release of restricted investments	2,507	—

Net cash provided by investing activities	54,083	92,383

Cash flows from financing activities:
Purchase of restricted investments	(4,468)	(12,681)
Proceeds from sale and maturities of restricted investments	3,696	11,893
Extinguishment of long-term debt	(49,998)	—
Proceeds from issuance of common stock	—	3,424
Purchase of treasury stock	(14)	(105)

Net cash provided by (used in) financing activities	(50,784)	2,531

Net increase in cash and cash equivalents	77,846	32,667
Cash and cash equivalents — beginning of period	15,248	34,815

Cash and cash equivalents — end of period	$93,094	$67,482

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Cash paid during the period for:
Interest	$9,029	$8,344
Income taxes	$—	$—
During the three months ended March 31, 2009 and 2008, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $585 and $638, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase during this period.
During the three months ended March 31, 2009 and 2008, the Company recorded non-cash accretion of $152 and $130, respectively, related to its exit accrual for certain space.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2009
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 2009 and 2008, the Company’s financial position at March 31, 2009, and the cash flows for the three months ended March 31, 2009 and 2008. These adjustments are of a normal recurring nature. Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.
The results of operations for the three months ended March 31, 2009 are not necessarily indicative of future financial results. The Company anticipates that any significant revenue or income through at least 2010 may be limited to ABthrax revenue, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK and Novartis, payments from the license of product rights, payments under manufacturing agreements, such as its agreement with Hospira, Inc., investment income and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any future arrangements. The Company expects its ABthrax product sales under the current contract to be significantly lower for the remainder of 2009. The Company also expects to continue to incur substantial expenses relating to its research and development efforts. As a result, the Company expects to incur significant losses over the next several years unless it is able to realize additional revenues under existing or any future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period.
The Company’s significant accounting policies are described in Note B of the Notes to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2008. In addition, the following additional significant accounting policies are now applicable:
Revenue
Product sales
Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and the Company has no further performance obligations.
Manufacturing and development services
As part of its ABthrax contract with the United States Government and the Biomedical Advanced Research and Development Authority (“BARDA”), the Company performed a variety of drug development services primarily relating to the conduct of animal and human studies. Upon BARDA’s acceptance of the initial ABthrax delivery, the Company became entitled to bill the U.S. Government for the drug development work previously performed, and recorded this as manufacturing and development services revenue during the three months ended March 31, 2009. The Company will record additional development revenue as services are performed.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2009
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies (continued)
The Company has entered into agreements for manufacturing process development, clinical and commercial supply of certain biopharmaceutical products. Revenue under these agreements is recognized as services are performed or products delivered, depending on the nature of the work contracted, using a proportional performance method of accounting. Performance is assessed using output measures such as units-of-work performed to date as compared to total units-of-work contracted. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.
Cost of Sales
Cost of product sales
The Company does not capitalize inventory costs associated with commercial supplies of drug product until it has received marketing approval from the FDA, or in the case of ABthrax, receives the authorization to ship to the Strategic National Stockpile. Prior to these approvals or authorizations, the cost of manufacturing drug product is recognized as research and development expenses in the period that the cost was incurred. Therefore, pre-approval manufacturing costs are not included in cost of product sales when revenue is recognized from the sale of that drug product. Cost of product sales includes royalties payable to third parties based on the sales levels of certain products.
Cost of manufacturing and development services
Cost of manufacturing and development services represents costs associated with the Company’s contract manufacturing arrangements and other development services. The costs associated with work previously performed to conduct animal and human studies for ABthrax were recognized as research and development expenses in the period that the costs were incurred. Therefore, these pre-acceptance development costs are not included in cost of manufacturing and development services for the three months ended March 31, 2009. The Company will record additional ABthrax development services costs as incurred.
Recent Accounting Pronouncements
In April 2009 the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions: (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), and (iii) FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 enhances the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company is currently evaluating these Staff Positions, which will be effective for interim and annual periods ending after June 15, 2009.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2009
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies (continued)
In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. The adoption of EITF 07-5 as of January 1, 2009 had no material effect on the Company’s consolidated results of operations, financial position or liquidity.
In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for most non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for non-financial assets and non-financial liabilities had no material effect on the Company’s consolidated results of operations, financial position or liquidity.
Note 2. Adoption of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”)
In 2008, FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is being amortized over the period the convertible debt is expected to be outstanding as non-cash interest expense.
The Company adopted FSP APB 14-1 effective January 1, 2009 and retroactive application to all periods presented is required. Upon adoption, the Company recorded a cumulative debt discount of $174,930 with an offsetting increase to stockholder’s equity (deficit). The debt discount is being amortized to interest expense over the term of the convertible notes, which resulted in a cumulative effect of a change in accounting principle of $36,214 being recorded as of January 1, 2007. In accordance with FSP APB 14-1, the Company is restating its 2007 and 2008 consolidated financial statements.
The Company’s net income for the three months ended March 31, 2009 of $129,813, or $0.96 per basic share and $0.85 per diluted share, includes amortization of the debt discount recorded upon adoption of FSP APB 14-1 of $6,398, or $0.05 per basic share and $0.04 per diluted share.
The table below sets forth the effect of the adoption of FSP APB 14-1 on the applicable line items within the consolidated statement of operations:

	Three months ended March 31, 2008
	As previously	Restatement
	reported	adjustments	Restated
Research and development expenses	$72,554	$137	$72,691
Income (loss) from operations	(76,290)	(137)	(76,427)
Interest expense	(9,851)	(5,666)	(15,517)
Net income (loss)	(46,916)	(5,803)	(52,719)

Basic and diluted net income (loss) per share	$(0.35)	$(0.04)	$(0.39)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2009
(dollars in thousands, except per share data)
Note 2. Adoption of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”) (continued)
The table below sets forth the effect of the retroactive application of FSP APB 14-1 on the applicable line items within the consolidated balance sheet:

	As of December 31, 2008
	As previously	Restatement
	reported	adjustments	Restated
Property, plant and equipment (net of accumulated depreciation and amortization)	$259,269	$15,046	$274,315
Other assets	9,123	(2,378)	6,745
Convertible subordinated debt	510,000	(92,403)	417,597
Additional paid-in capital	1,889,502	169,652	2,059,154
Accumulated deficit	(2,127,744)	(64,581)	(2,192,325)
The increase in property, plant and equipment relates to increased capitalization of non-cash interest expense for the Company’s large-scale manufacturing facility arising from the impact of using the Company’s non-convertible debt borrowing rate on a retrospective basis.
The table below sets forth the effect of the retroactive application of FSP APB 14-1 on the applicable line items within the consolidated statement of cash flows:

	Three months ended March 31, 2008
	As previously	Restatement
	reported	adjustments	Restated
Net Income (loss)	$(46,916)	$(5,803)	$(52,719)
Depreciation and amortization	5,210	(51)	5,159
Amortization of debt discount	—	5,854	5,854

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2009
(dollars in thousands, except per share data)
Note 3. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, marketable securities and long-term equity investments and cumulative foreign currency translation adjustment activity to be included in other comprehensive income.
During the three months ended March 31, 2009 and 2008, total comprehensive income (loss) amounted to:

	Three months ended March 31,
		2008
	2009	(Restated)
Net income (loss)	$129,813	$(52,719)

Net unrealized gains (losses):
Short-term investments and marketable securities	345	1,751
Long-term equity investments in VIA Pharmaceuticals	—	122
Restricted investments	84	598
Foreign currency translation	547	19

Subtotal	976	2,490
Reclassification adjustments for (gains) losses realized in net loss	(887)	(41)

Total comprehensive income (loss)	$129,902	$(50,270)

Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three months ended March 31, 2009 and 2008, and their respective net proceeds were as follows:

	Three months ended March 31,
	2009	2008
Net proceeds from sale of investments prior to maturity	$91,003	$35,309
Realized gains	1,633	128
Realized losses	(742)	(88)
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement
Collaboration Agreement with Novartis
During 2006, the Company entered into an agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of Albuferon®. Under the agreement, the Company and Novartis will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay the Company a royalty on those sales. The Company will have primary responsibility for the bulk manufacture of Albuferon, and Novartis will have primary responsibility for commercial manufacturing of the finished drug product. The Company is entitled to payments aggregating approximately $507,500, including a non-refundable up-front license fee, upon the successful attainment of certain milestones. The Company and Novartis share clinical development costs. The Company received an up-front license fee of $45,000 in 2006. Including the up-front fee, as of March 31, 2009, the Company has contractually earned and received payments aggregating $132,500. The Company is recognizing these payments as revenue ratably over the estimated remaining development period, estimated to end in 2010. The Company recognized revenue of $8,852 for the three months ended March 31, 2009 and 2008.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2009
(dollars in thousands, except per share data)
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
Collaboration Agreement with GSK
During 2006, the Company entered into an agreement with GlaxoSmithKline (“GSK”) for the co-development and commercialization of LymphoStat-B® arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK will share in Phase 3 and 4 development costs, sales and marketing expenses and profits of any product commercialized under the agreement. The Company is conducting Phase 3 clinical trials and will have primary responsibility for bulk manufacturing. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and is recognizing this payment as revenue over the remaining clinical development period, estimated to end in 2010. The Company recognized revenue of $1,636 for the three months ended March 31, 2009 and 2008 relating to this payment.
Collaboration reimbursements
Research and development expenses for the three months ended March 31, 2009 and 2008 are net of $12,505 and $20,818, respectively, of costs reimbursed by Novartis and GSK.
Agreement with Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys)
In 2008, Teva Pharmaceuticals Industries, Ltd. (“Teva”) acquired all the outstanding stock of CoGenesys and CoGenesys became a wholly-owned subsidiary of Teva called Teva Biopharmaceutical USA, Inc. (“Teva Bio”). The Company had sold its CoGenesys division in 2006 and entered into a license agreement, as amended, and a manufacturing services agreement, as amended, that are now with Teva Bio, and acquired an equity investment in CoGenesys valued at $14,818. The Company allocated, based on estimated fair values, $7,575 of its consideration received to the product license and manufacturing services agreements, which is being recognized ratably over the term of the manufacturing services agreement. The Company recognized revenue relating to these agreements of $631 and $910 during the three months ended March 31, 2009 and 2008, respectively.
As a result of Teva’s acquisition of CoGenesys, the Company received $47,336 as partial payment for its equity investment in CoGenesys during the three months ended March 31, 2008. The agreement between CoGenesys and Teva provided for an escrow of a portion of the purchase price. The Company received the final payment for its equity investment in CoGenesys during the three months ended March 31, 2009 and recorded a gain of $5,259.
U.S. Government Agreement
During 2006, the United States Government (“USG”) exercised its option under the second phase of a 2005 contract to purchase 20,001 therapeutic courses of ABthrax for its Strategic National Stockpile. Under this two-phase contract, the Company has supplied ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the USG. Under the first phase of the contract, the Company supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. In 2006, the Company received and recognized $308 of revenue relating to the completion of testing of the evaluation material. Along with the cost to manufacture the 20,001 therapeutic courses, the Company has incurred substantially all of the cost to conduct several animal and human studies as part of this contract. During the three months ended March 31, 2009, the Company received authorization from BARDA to ship ABthrax to the U.S. Strategic National Stockpile and delivered substantially all of the 20,001 therapeutic courses. During the three months ended March 31, 2009, the Company recognized $127,769 in product revenue and $25,997 in manufacturing and development services revenue related to the work to conduct the animal and human studies. The Company expects to complete delivery under this contract during the second quarter of 2009 and recognize additional revenue from product sales and development services. The Company expects to receive an additional payment if the Company obtains licensure by FDA.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2009
(dollars in thousands, except per share data)
Note 4. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
Costs to manufacture ABthrax were incurred prior to 2009, and were expensed as incurred. Cost of product sales for the three months ended March 31, 2009 represents royalty costs related to product sales.
Aegera Agreement
During 2007, the Company entered into a collaboration and license agreement with Aegera Therapeutics, Inc. (“Aegera”) of Montreal, Canada under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a three-year research period. Under the agreement, the Company paid Aegera an aggregate of $20,000 for the license and for an equity investment in Aegera. The Company allocated $16,852 to the license fee and $3,148 to the investment. The value per share assigned to this investment was equal to the value per share obtained by Aegera through external financing earlier in 2007. Aegera will be entitled to receive up to $295,000 in future development and commercial milestone payments, including a $5,000 milestone payment made by the Company during the three months ended March 31, 2008. Aegera will receive royalties on net sales in the Company’s territory. In North America, Aegera will have the option to co-promote with the Company, under which Aegera will share certain expenses and profits in lieu of its royalties. The Company incurred and expensed costs of $587 and $561 related to the Aegera agreement during the three months ended March 31, 2009 and 2008, respectively.
Note 5. Accounts Receivable and Collaboration Receivables
Accounts receivable includes billed and unbilled amounts of $32,308 and $6,198, respectively, as of March 31, 2009. Over 90% of the aggregate balance of $38,506 at March 31, 2009 is due from the U.S. Government for ABthrax product and service revenue. Collaboration receivables of $12,885 includes $12,260 in unbilled receivables from Novartis and GSK in connection with the Company’s cost-sharing agreements, and other unbilled receivables. The $12,885 in unbilled receivables relates to net cost reimbursements due for the three months ended March 31, 2009.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2009
(dollars in thousands, except per share data)
Note 6. Long-Term Debt
As discussed in Note 2, Adoption of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), FSP APB 14-1 impacted the carrying value of the Company’s 2 1/4% Convertible Subordinated Notes due October 2011 (“2 1/4% Notes due 2011”) and 2 1/4% Convertible Subordinated Notes due 2012 (“2 1/4% Notes due 2012”) for all periods presented. As a result of the adoption of FSP APB 14-1, the Company is amortizing the debt discount of $174,930 over the term of the notes.
During the three months ended March 31, 2009, the Company repurchased 2 1/4% Notes due 2011 with a face value of $82,900 and 2 1/4% Notes due 2012 with a face value of $23,250 for an aggregate cost of approximately $50,000 plus accrued interest. The repurchase resulted in a gain on extinguishment of debt of $38,873, net of the related debt discount of $16,424 and deferred financing charges of $855.
The components of Convertible subordinated debt are as follows:

	March 31, 2009
		Unamortized
Debt	Face Value	Debt Discount	Carrying Value
2 1/4% Notes due 2011	$197,100	$(26,154)	$170,946
2 1/4% Notes due 2012	206,750	(43,427)	163,323

	$403,850	$(69,581)	$334,269

	December 31, 2008
		Unamortized
	Face Value	Debt Discount	Carrying Value
2 1/4% Notes due 2011	$280,000	$(40,753)	$239,247
2 1/4% Notes due 2012	230,000	(51,650)	178,350

	$510,000	$(92,403)	$417,597

Note 7. Commitments and Other Matters
The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.
Note 8. Facility-Related Exit Costs
As a result of the Company’s facilities consolidation efforts, the Company has exited various facility leases since 2004 and recorded exit and impairment charges relating to those exits. During 2006, the Company exited certain of its headquarters space and in 2007, the Company entered into an agreement to sublease a portion of this space. Subsequent to March 31, 2009, the subtenant delivered notice of early termination to the Company and will vacate the space later in 2009. The subtenant has paid an early termination fee which represents rent through December 2009. The Company has begun the search for a new subtenant. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis, and may need to adjust its exit accrual as a result of the termination of the sublease.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2009
(dollars in thousands, except per share data)
Note 8. Facility-Related Exit Costs (continued)
The following table summarizes the activity related to the liability for exit charges for the three months ended March 31, 2009, all of which is facilities-related:

Balance as of December 31, 2008	$5,027
Accretion recorded	152

Subtotal	5,179
Cash paid	(1,323)

Balance as of March 31, 2009	3,856
Less current portion	(2,025)

$1,831

Note 9. Stock-Based Compensation
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
Stock-based compensation expense related to employee stock options under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), for the three months ended March 31, 2009 is not necessarily representative of the level of stock-based compensation expense under SFAS No. 123(R) in future periods due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.
The Company recorded stock-based compensation expense pursuant to these plans of $2,935 and $4,463 during the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan and stock acquired by employees through the Purchase Plan.
Under the Incentive Plan, the Company issued no shares of common stock in conjunction with stock option exercises during the three months ended March 31, 2009. The Company granted 3,692,303 stock options under the Incentive Plan during the same period, with a weighted-average grant date fair value of $0.31 per share.
During the three months ended March 31, 2009, the Company awarded 65,587 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $0.52 per share. During the same period, 73,066 RSUs vested and the Company issued 44,344 shares of common stock to employees, net of 28,722 shares purchased to satisfy the employees’ tax liability related to the RSUs vesting. This treasury stock was retired prior to March 31, 2009.
At March 31, 2009, the total authorized number of shares under the Incentive Plan, including prior plans, was 53,278,056. Options available for future grant were 4,051,913 as of March 31, 2009.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2009
(dollars in thousands, except per share data)
Note 10. Fair Value of Financial Instruments
The Company has adopted SFAS No. 157 for all assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments.
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
The Company’s assets and liabilities subject to fair value measurements and the related fair value hierarchy are as follows:

	Fair Value	Fair Value Measurements at March 31, 2009
	as of	Using Fair Value Hierarchy
Description	March 31, 2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$93,094	$93,094	$—	$—
Short-term investments	97,979	—	97,979	—
Marketable securities	138,210	7,762	130,448	—
Restricted investments	67,569	6,717	60,852	—

Total	$396,852	$107,573	$289,279	$—

The Company evaluates the types of securities in its investment portfolios to determine the proper classification in the fair value hierarchy based on trading activity and the observability of market inputs. The Company’s Level 1 assets include cash, money market instruments and U.S. Treasury securities. Level 2 assets include government-sponsored enterprise securities, commercial paper, corporate bonds, asset-backed securities, and mortgage-backed securities. The Company’s privately-held equity investment is carried at cost and is not included in the table above, and is reviewed for impairment at each reporting date.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2009
(dollars in thousands, except per share data)
Note 10. Fair Value of Financial Instruments (continued)
The Company generally obtains a single quote or price per instrument from independent third parties to help it determine the fair value of securities in Level 1 and Level 2 of the fair value hierarchy. The Company’s Level 1 cash and money market instruments are valued based on quoted prices from third parties, and the Company’s Level 1 U.S. Treasury securities are valued based on broker quotes. The Company’s Level 2 assets are valued using a multi-dimensional pricing model that includes a variety of inputs including actual trade data, benchmark yield data, non-binding broker/dealer quotes, issuer spread data, monthly payment information, collateral performance and other reference information. These are all observable inputs. The Company reviews the values generated by the multi-dimensional pricing model for reasonableness, which could include reviewing other publicly available information.
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
Note 11. Earnings Per Share
Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents result from the assumed exercise of outstanding stock options, the assumed conversion of convertible subordinated debt and the vesting of unvested restricted stock units. Common stock equivalents that were not included in the calculation of diluted shares for the three months ended March 31, 2009 and 2008, because the effect would have been anti-dilutive, were 28,739,363 and 62,334,091, respectively.
Diluted net income (loss) per share was determined as follows:

	Three months ended March 31,
	2009	2008 (Restated)
Numerator:
Net income (loss)	$129,813	$(52,719)
Interest on convertible subordinated debt, if converted	9,249	—

Net income used for diluted net income (loss) per share	$139,062	$(52,719)

Denominator:
Weighted average shares outstanding	135,755,471	135,284,778
Effect of dilutive securities:
Convertible subordinated debt	27,375,405	—
Employee stock options and restricted stock units	292,611	—

Weighted average shares used for diluted net income (loss) per share	163,423,487	135,284,778

Diluted net income (loss) per share	$0.85	$(0.39)

Note 12. Reclassifications
Within the December 31, 2008 consolidated balance sheet, $2,804 has been reclassified from collaboration receivables to accounts receivable and $67 has been reclassified from prepaid and other assets to accounts receivable, respectively, to conform to current year presentation. The effect of the reclassifications is not material to the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2009 and 2008
Overview
     Human Genome Sciences, Inc. (“HGS”) is a commercially focused biopharmaceutical company. In January 2009, we achieved our first product sales when we began delivery of ABthrax to the U.S. Strategic National Stockpile. We have two other products in late-stage clinical development: Albuferon® for chronic hepatitis C and LymphoStat-B® for systemic lupus erythematosus (“SLE”).
     Albuferon and LymphoStat-B are progressing toward commercialization. In December 2008 and March 2009, we reported that Albuferon successfully met its primary endpoint in two Phase 3 clinical trials in chronic hepatitis C. We expect the filing of global marketing applications for Albuferon in fall 2009. We completed enrollment in both Phase 3 trials of LymphoStat-B in SLE in 2008, and we expect to report the results of these studies in July and November 2009. Assuming success in Phase 3, we plan to file global marketing applications for LymphoStat-B in the first half of 2010.
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
     During the three months ended March 31, 2009, we achieved our first product sales when we began delivery of ABthrax to the U.S. Strategic National Stockpile. Any significant revenue from other product sales or from royalties on product sales in the next several years is uncertain.
     During 2006, we entered into a collaboration agreement with Novartis International Pharmaceutical, Ltd. (“Novartis”). Under this agreement, Novartis will co-develop and co-commercialize Albuferon and share development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement. Including this up-front fee, we are entitled to payments aggregating $507.5 million upon the successful attainment of certain milestones. As of March 31, 2009, we have contractually earned and received payments aggregating $132.5 million. We are recognizing these payments as revenue ratably over the estimated remaining development period, estimated to end in 2010.
     In 2005, GSK exercised its option to co-develop and co-commercialize LymphoStat-B. In accordance with a co-development and co-commercialization agreement signed during 2006 we and GSK will share Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We received a $24.0 million payment during 2006 as partial consideration for entering into this agreement with respect to LymphoStat-B and are recognizing this payment as revenue ratably over the development period, estimated to end in 2010.

Overview (continued)
     In 2005, we entered into a two-phase contract to supply ABthrax, a human monoclonal antibody developed for use in the treatment of anthrax disease, with the U.S. Government. Under the first phase of the contract, we supplied ten grams of ABthrax to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. During 2006, under the second phase of the contract, the U.S. Government exercised its option to purchase 20,001 treatment courses of ABthrax for the Strategic National Stockpile. In January 2009, we began delivery of ABthrax to the U.S. Strategic National Stockpile, and in February 2009 the product was accepted and we recorded revenue of $127.8 million for the product as well as service revenue of $26.0 million for other work done to develop ABthrax.
     We expect that any significant revenue or income through at least 2010 may be limited to ABthrax revenue, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK and Novartis, payments from the license of product rights, payments under manufacturing agreements, such as our agreement with Hospira, Inc., investment income and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect our ABthrax product sales under the current contract for the remainder of 2009 to be approximately $8.6 million. We expect to continue to incur substantial expenses relating to our research and development efforts. As a result, we expect to incur significant losses over the next several years unless we are able to realize additional revenues under existing or any future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
     We adopted Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) effective January 1, 2009. FSP APB 14-1 requires retroactive application to all periods presented; therefore, we have restated our consolidated statement of operations and statement of cash flows contained in our Form 10-Q for the period ended March 31, 2008 and we have also restated our consolidated balance sheet contained in our 2008 Annual Report on Form 10-K. See Note 2, Adoption of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), of the Notes to the Consolidated Financial Statements for additional information. The effects of the restatement on the consolidated financial statements are reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
Critical Accounting Policies and the Use of Estimates
     A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our accounting policies are described in more detail in Note B, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2008 Annual Report on Form 10-K. The following is an update to those critical accounting policies for new activity in 2009:
Product sales
     Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and we have no further performance obligations.
Manufacturing and development services
     The Company has entered into agreements for manufacturing process development, clinical and commercial supply of certain biopharmaceutical products. Revenue under these agreements is recognized as services are performed or products delivered, depending on the nature of the work contracted, using a proportional performance method of accounting. Performance is assessed using output measures such as units-of-work performed to date as compared to total units-of-work contracted. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Results of Operations
     Revenues. Revenues were $177.3 million for the three months ended March 31, 2009 compared to revenues of $12.3 million for the three months ended March 31, 2008. Revenues for the three months ended March 31, 2009 included $127.8 million in ABthrax product sales and $26.0 million related to certain ABthrax development services, as well as a $9.0 million milestone payment received from GSK related to Syncria. Revenues for the three months ended March 31, 2009 and 2008 also included $8.9 million recognized from the Novartis agreement and $1.6 million recognized from the GSK LymphoStat-B agreement.
     Cost of sales. Cost of sales represents cost of product sales of $8.2 million and cost of manufacturing and development services of $3.4 million for the three months ended March 31, 2009. With respect to ABthrax, we incurred substantially all of the product and service costs prior to 2009, and expensed these costs as incurred. We have incurred royalty costs in 2009, which are included in cost of product sales. Our manufacturing and development service costs include ABthrax development service costs incurred in 2009 and costs associated with contract manufacturing services. There were no comparable costs in 2008 as we had no revenue from product sales or manufacturing and development services. After marketing approval of a product, cost of product sales will include the various costs to manufacture the product, including raw materials, labor and overhead.
     Expenses. Research and development net expenses were $53.7 million for the three months ended March 31, 2009 compared to $72.7 million for the three months ended March 31, 2008. Our research and development expenses for the three months ended March 31, 2009 and 2008 are net of $12.5 million and $20.8 million, respectively, of costs reimbursed by Novartis and GSK.
     We track our research and development expenditures by type of cost incurred – research, pharmaceutical sciences, manufacturing and clinical development.
     Our research costs decreased to $5.0 million for the three months ended March 31, 2009 from $10.1 million for the three months ended March 31, 2008. This decrease is primarily due to a $5.0 million milestone payment made to Aegera Therapeutics, Inc. (“Aegera”) in 2008. Our research costs for the three months ended March 31, 2009 and 2008 are net of $0.7 million and $0.9 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $8.1 million for the three months ended March 31, 2009 from $9.6 million for the three months ended March 31, 2008. This decrease is primarily due to decreased activity related to ABthrax and Albuferon, partially offset by increased new target development. Pharmaceutical sciences costs for the three months ended March 31, 2009 and 2008 are net of $0.2 million and $0.4 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our manufacturing costs decreased to $19.7 million for the three months ended March 31, 2009 from $22.9 million for the three months ended March 31, 2008. This decrease is primarily due to decreased production of HGS-ETR1 and Albuferon, partially offset by new manufacturing services activities. Our manufacturing costs for the three months ended March 31, 2009 and 2008 are net of $0.2 million and $2.4 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our cost reimbursements for manufacturing for the remainder of 2009 may vary from quarter to quarter depending on collaboration-related manufacturing activity.
     Our clinical development costs decreased to $20.9 million for the three months ended March 31, 2009 from $30.1 million for the three months ended March 31, 2008. The decrease is primarily due to the substantial completion of our Albuferon Phase 3 clinical trials in late 2008 and reduced costs for HGS-ETR1. Our clinical development expenses for the three months ended March 31, 2009 and 2008 are net of $11.4 million and $17.1 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     General and administrative expenses decreased to $14.3 million for the three months ended March 31, 2009 compared to $16.0 million for the three months ended March 31, 2008. This decrease is primarily due to decreased legal expenses associated with our patents.

Results of Operations (continued)
     Investment income decreased to $4.3 million for the three months ended March 31, 2009 from $6.7 million for the three months ended March 31, 2008. The decrease in investment income for the three months ended March 31, 2009 was primarily due to lower average investment balances and also lower yields on our portfolio.
     Interest expense increased to $15.7 million for the three months ended March 31, 2009 compared to $15.5 million for the three months ended March 31, 2008. Interest expense includes non-cash interest expense related to amortization of debt discount of $6.4 million and $5.9 million for the three months ended March 31, 2009 and 2008, respectively, as a result of the adoption of FSP APB 14-1.
     The gain on extinguishment of debt of $38.9 million for the three months ended March 31, 2009 relates to the repurchase of convertible subordinated debt due in 2011 and 2012 with a face value of approximately $106.2 million for an aggregate cost of approximately $50.0 million plus accrued interest. The gain on extinguishment of debt is net of write-offs of related debt discount of $16.4 million and deferred financing charges of $0.9 million.
     Our gain on sale of long-term equity investment during the three months ended March 31, 2009 and 2008 of $5.3 million and $32.5 million, respectively, relates to the 2008 sale of our investment in CoGenesys. We received initial proceeds in February 2008 of $47.3 million. Our cost basis in this investment was $14.8 million, resulting in a gain of $32.5 million. The agreement between CoGenesys and Teva provided for an escrow of a portion of the purchase price. We received the final payment for our equity investment in CoGenesys during the three months ended March 31, 2009, and recorded an additional gain of $5.3 million.
     Other expense of $0.7 million represents unrealized, non-cash foreign currency translation losses, related to our investment in Aegera, which is denominated in Canadian dollars.
     Net Income (Loss). We recorded net income of $129.8 million, or $0.96 per basic share and $0.85 per diluted share, for the three months ended March 31, 2009 compared to a net loss of $52.7 million, or $0.39 per basic and diluted share, for the three months ended March 31, 2008. The increase is primarily due to revenue from ABthrax, gain on extinguishment of debt, revenue related to a collaboration milestone for Syncria and reduced expenses.
Liquidity and Capital Resources
     We had working capital of $118.1 million at March 31, 2009 as compared to a working capital shortfall of $52.5 million at December 31, 2008. The increase in our working capital is primarily due to the cash or receivables provided by our ABthrax revenue of $153.8 million, net of $50.0 million used in February 2009 to extinguish approximately $106.2 million of our convertible subordinated debt.
     We expect to continue to incur substantial expenses relating to our research and development efforts as we focus on clinical trials and manufacturing required for the development of our active product candidates. We will also incur costs related to our pre-commercial launch activities. In the event our working capital needs for 2009 exceed our available working capital, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. Our working capital position may decline during the remainder of 2009 as we expect significantly less ABthrax revenue than the $153.8 million recognized during the three months ended March 31, 2009. However, we may receive payments under collaboration agreements, to the extent milestones are met, which would improve our working capital position. We will be evaluating our working capital position on a continuing basis.
     To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. However, the deterioration of the credit markets during 2008 had a detrimental effect on our investment portfolio. At March 31, 2009, we have gross unrealized losses on our available-for-sale investments of approximately $9.5 million. Our unrealized losses substantially relate to corporate debt securities. Our other non-current marketable securities, consisting primarily of government-sponsored enterprise securities, have not experienced any significant unrealized losses at March 31, 2009. The amortized cost and fair value of these other non-current marketable securities are approximately $58.0 million and $59.7 million, respectively, at March 31, 2009. If needed, we could liquidate some or all of these securities in order to meet our working capital needs.

Liquidity and Capital Resources (continued)
     The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We are conducting two Phase 3 trials and have several ongoing Phase 1 and Phase 2 trials and expect to initiate additional trials in the future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase 1, Phase 2, and Phase 3 trials could span one year, one to two years and two to four years, respectively. Some trials may take considerably longer to complete. The duration and cost of our clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial.
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of March 31, (2)
Product Candidate (1)	Indication	2009	2008
Albuferon	Hepatitis C	Phase 3(3)	Phase 3
LymphoStat-B	Systemic Lupus Erythematosus	Phase 3	Phase 3
LymphoStat-B	Rheumatoid Arthritis	Phase 2(4)	Phase 2(4)
HGS-ETR1	Cancer	Phase 2	Phase 2
HGS-ETR2	Cancer	Phase 1	Phase 1
ABthrax	Anthrax	(5)	(5)
HGS1029	Cancer	Phase 1	(6)

(1)	Includes only those candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Patient dosing completed during 2008 and Phase 3 results reported; pre-BLA (Biologics License Application) activities underway; Phase 2 monthly dosing study underway.

(4)	Initial Phase 2 trial completed; extension safety study ongoing and further development under review.

(5)	We have delivered substantially all of the 20,001 doses of ABthrax to the U.S. Strategic National Stockpile. Pre-BLA activities underway; we anticipate filing a BLA in the second quarter of 2009.

(6)	IND filed in December 2007 with respect to HGS1029 (formerly AEG40826).
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
     Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize Albuferon. Under this agreement, we will co-commercialize Albuferon in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We and Novartis share clinical development costs. Including a non-refundable up-front license fee, we are entitled to payments aggregating approximately $507.5 million upon successful attainment of certain milestones. As of March 31, 2009, we have contractually earned and received milestones aggregating $132.5 million, including the up-front fee. In 2006, we entered into a collaboration agreement with GSK with respect to LymphoStat-B and received a payment of $24.0 million. We and GSK share Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. During the three months ended March 31, 2009, we recorded approximately $12.5 million of reimbursable expenses from Novartis and GSK with respect to our cost sharing agreements as a reduction of research and development expenses. We are recognizing the up-front fees and milestones received from Novartis and GSK as revenue ratably over the estimated remaining development periods.
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
     Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds, payments to be received under the ABthrax contract and other agreements and investment income will be sufficient to fund our operations for at least the next twelve months.
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
     Depending upon market and interest rate conditions, we explore, and, from time to time, may take actions to strengthen further our financial position. We may undertake financings and may repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions. In February 2009 we repurchased approximately $106.2 million in face value of our convertible subordinated debt due in 2011 and 2012 at a cost of approximately $50.0 million plus accrued interest.
     We have certain contractual obligations which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets. Debt associated with the sale and accompanying leaseback of our LSM facility to BioMed in 2006 is recorded on our balance sheet as of March 31, 2009 and December 31, 2008. Under the LSM lease, we have an option to purchase the property between 2009 and 2010 at prices ranging between approximately $254.9 million and $269.5 million, depending upon when we exercise this option. We have an option to purchase the Traville facility in 2016 for $303.0 million.
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
     Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3.8 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate and credit conditions in 2009, which could in turn affect our rent and the level of our restricted investments. We have restricted investments of approximately $15.9 million and $15.7 million as of March 31, 2009 and December 31, 2008, respectively, and are required to maintain restricted investments of $15.0 million which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $38.0 million in 2009 to approximately $21.0 million in 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations. We do, however, have certain aspects of our global clinical studies that are subject to risks of foreign currency fluctuations. We do not use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of U.S. Treasuries, government-sponsored enterprise securities, high-grade debt having at least an “A-” rating at time of purchase and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 9 months, decreases the risk of a material loss caused by a market change related to interest rates.
     We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $2.8 million, or approximately 0.7% of the aggregate fair value of $396.9 million, at March 31, 2009. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of March 31, 2009. We believe that any interest rate change related to our investment securities held as of March 31, 2009 is not material to our consolidated financial statements. As of March 31, 2009, the yield on comparable one-year investments was approximately 0.5%, as compared to our current portfolio yield of approximately 2.7%. However, given the short-term nature of these securities, the general decline in interest rates will adversely affect the interest earned from our portfolio as securities mature and are replaced with securities having a lower interest rate.
     To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments, auction rate securities, loans held for sale or mortgage-backed securities backed by sub-prime or Alt-A collateral, and we generally hold our investments in debt securities until maturity. However, adverse changes in the credit markets relating to credit risks would adversely affect the fair value of our cash, cash equivalents, marketable securities and restricted investments. During the three months ended March 31, 2009, the gross unrealized losses in our portfolio decreased from $9.9 million to $9.5 million. The majority of these unrealized losses related to our holdings of corporate debt securities. At March 31, 2009, the fair value of our corporate debt securities was approximately $157.8 million, or 52% of our total investment portfolio of $303.8 million. The remaining securities in our portfolio are either U.S. Treasury and agency securities or government-sponsored enterprise securities, which we believe are subject to less credit risk. In the event there is further deterioration in the credit market, the fair value of our corporate debt securities could further decline.
     We have an equity investment in Aegera, which is a privately-held entity. We are unable to obtain a quoted market price with respect to the fair value of this investment. Our investment in Aegera is denominated in Canadian dollars and is subject to foreign currency risk. The carrying value is adjusted at each reporting date based on current exchange rates, and was $2.5 million at March 31, 2009. We review the carrying value of the Aegera investment on a periodic basis for indicators of impairment, and adjust the value accordingly.
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
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2009, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In March 2009, we reported the results from the second of our two Phase 3 clinical trials for Albuferon. In that trial Albuferon met its primary efficacy endpoint. Even though we have determined that the results from the two Albuferon trials were positive, FDA may determine that the results are insufficient either to file a Biologics License Application (“BLA”) or to obtain marketing approval. In July and November of 2009, we expect to disclose data from the two ongoing Phase 3 clinical trials for LymphoStat-B. If the results of one or both of those trials are negative, we may not have sufficient data to file a BLA with FDA. Even if we determine that the results from those trials are positive, FDA may determine that the results are insufficient either to file a BLA or to obtain marketing approval. In addition, our partners, Novartis for Albuferon and GSK for LymphoStat-B, may determine that the results of these trials do not warrant further development or commercialization and may terminate their respective collaboration agreements. If the results of these trials are not sufficient to file a BLA and obtain marketing approval for either or both products or if either of our partners terminates its collaboration agreement, our results of operations and business will be materially adversely affected and we may not have sufficient resources to continue development of these or other products.
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
     We continue to evaluate our business strategy and, as a result, may modify this strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different products or may delay or halt the development of various products. In addition, as a result of changes in our strategy, we may also change or refocus our existing drug discovery, development, commercialization and manufacturing activities. This could require changes in our facilities and personnel and the restructuring of various financial arrangements. For example, in March 2009, we reduced the scope of efforts in a number of our programs. This reduction should result in cost savings of approximately $18.0 million for fiscal year 2009, a portion of which comes from a reduction in headcount. However, we cannot assure you that changes will occur or that any changes that we implement will be successful.
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
     To date, data obtained from our clinical trials may not be sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. For example, we will be submitting a BLA to the FDA for ABthrax and expect to submit a BLA for Albuferon, but the studies we have conducted to date may not be sufficient to obtain FDA approval. In addition, based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. For example, in 2005, we discontinued our clinical development of LymphoRad131, a product candidate to treat cancer. We also discontinued development of HGS-TR2J and returned all rights to Kirin Brewery Company, Ltd.
     The development programs for Albuferon and LymphoStat-B have each involved two large-scale, multi-center Phase 3 clinical trials and have been more expensive than our Phase 1 and Phase 2 clinical trials. In December 2008 and March 2009, we announced that we had completed the Phase 3 studies for Albuferon; in both studies, Albuferon met its primary efficacy endpoint of non-inferiority to peginterferon alfa-2a. We are conducting an ongoing Phase 3 clinical development program for LymphoStat-B and expect to disclose data in July and November of 2009. We cannot assure you that we will be able to complete our LymphoStat-B Phase 3 clinical trials successfully or obtain FDA approval of Albuferon or LymphoStat-B, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Albuferon and/or LymphoStat-B may be marketed.

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
     Although two of our potential products have entered and completed clinical trials, we cannot assure you that any of these products will receive marketing approval. It is possible that we will not receive FDA marketing approval for any of our product candidates even if the results of the clinical trials are positive. All products being developed by our collaboration partners will also require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaboration partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaboration partners may need to successfully address a number of technical challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.
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
Our ability to receive revenues from the assets licensed in connection with our CoGenesys transaction will now depend on Teva Bio’s ability to develop and commercialize those assets.
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
     We have received substantial revenue from payments made under collaboration agreements with GSK and Novartis, and to a lesser extent, other agreements. The research term of our initial GSK collaboration agreement and many of our other collaboration agreements expired in 2001. None of these collaboration agreements was renewed and we may not be able to enter into additional collaboration agreements. While our partners under our initial GSK collaboration agreement have informed us that they have been pursuing research programs involving different genes for the creation of small molecule, protein and antibody drugs, we cannot assure you that any of these programs will be continued or will result in any approved drugs.
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

     If our products are approved and marketed, we may also face risks from generic drug manufacturers. Legislation currently pending in Congress and regulatory and legislative activity in other countries may make it easier for generic drug manufacturers to manufacture and sell in the United States biological drugs similar or identical to Albuferon and LymphoStat-B, which might affect the profitability or commercial viability of our products.
Since reimbursement payments from our collaborators will pay for approximately half of our late-phase clinical trial expenses, our ability to develop and commercialize products may be impaired if payments from our collaborators are delayed.
     We are conducting Phase 3 clinical development programs for both Albuferon and LymphoStat-B. These development programs include four Phase 3 large-scale, multi-center clinical trials, only two of which have been completed. We rely on our collaborators to reimburse us for approximately half of the expenditures related to these programs. To execute our Phase 3 clinical trial programs, including the filings of BLAs, we strengthened our development organization and increased our dependence on third-party contract clinical trial providers. The collaboration agreements with our partners in the development of these two products provide for the reimbursement of approximately half of these increased expenditures. However, our collaborators may not agree with our expenses or may not perform their obligations under our agreements with them. Further, it is difficult to accurately predict or control the amount or timing of these expenditures, and uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. As a result, if we are unable to obtain funding under these agreements on a timely basis, we may be forced to delay, curtail or terminate these Phase 3 trials or the filings of the BLAs, which could adversely affect our ability to commercialize our products and harm our business.
FINANCIAL AND MARKET RISKS
Because of our substantial indebtedness, we may be unable to adjust our strategy to meet changing conditions in the future.
     As of March 31, 2009, we had long-term obligations of approximately $581.3 million of which $334.3 million ($403.9 million on a face value basis) represents convertible debt. During the year ended December 31, 2008, we made interest and principal payments of $35.0 million on our indebtedness and during the three months ended March 31, 2009, we made interest and principal payments of $9.1 million on our indebtedness. In February 2009, we repurchased approximately $82.9 million of the 2011 debt and $23.3 million of the 2012 debt at a cost of approximately $50.0 million plus accrued interest. Our substantial debt will have several important consequences for our future operations. For instance:
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
     As of March 31, 2009, we had $403.9 million in face value convertible subordinated debt outstanding, with $197.1 million and $206.8 million due in 2011 and 2012, respectively. This debt is convertible into our common stock at a conversion price of approximately $15.55 and $17.78 per share, respectively. If our stock price does not exceed the applicable conversion price when the remaining debt matures, we may need to pay the note holders in cash or restructure some or all of the debt. Since it may be several years, if ever, before we are likely to receive continuing revenue from product sales or substantial royalty payments, we may not have enough cash, cash equivalents, short- term investments and marketable securities available to repay the remaining debt in 2011 and 2012.

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
     Our need for additional funding will depend on many factors, including, without limitation:
•	the amount of revenue or cost sharing, if any, that we are able to obtain from our collaborations, any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our development programs;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of launching our products;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	the commercial success of our products;

•	our stock price;

•	our ability to establish and maintain collaboration partnerships;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting and enforcing patent claims; and

•	scientific progress in our research and development programs.
     If we are unable to raise additional funds, we may, among other things:
•	delay, scale back or eliminate some or all of our research and development programs;

•	delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

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
     We are involved in a number of interference proceedings brought by the United States Patent and Trademark Office and may be involved in other interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. For example, we are involved in interferences in the United States with both Genentech, Inc. and Immunex Corporation, a wholly-owned subsidiary of Amgen, Inc., related to products based on TRAIL Receptor 2 (such as HGS-ETR2). In three of these interferences, we have initiated district court litigation to review adverse decisions by the United States Patent and Trademark Office. In two of these cases, we are also seeking appellate review of a jurisdictional issue decided by the district court. Additional litigation related to these TRAIL Receptor 2 interferences is likely.
     We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in European opposition proceedings against an issued patent of Biogen Idec. In this opposition, the European Patent Office (“EPO”) found the claims of Biogen Idec’s patent to be valid. The claims relate to a method of treating autoimmune diseases using an antibody to BLyS (such as LymphoStat-B). We and GSK have entered into a definitive license agreement with Biogen Idec that provides for an exclusive license to this European patent. This patent is still under appeal in Europe. We also are involved in an opposition proceeding brought by Eli Lilly and Company with respect to our European patent related to BLyS compositions, including antibodies. In 2008, the Opposition Division of the EPO held our patent invalid. We have appealed this decision. In addition, Eli Lilly and Company instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent; in this proceeding the UK trial court found the patent invalid. We have appealed this decision.
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
OTHER RISKS RELATED TO OUR BUSINESS
If our proposed amended and restated stock incentive plan is not approved by our stockholders, we may not be able to attract, retain and motivate our current and new employees and our operations may be adversely affected.
     Our current stock incentive plan is scheduled to terminate on February 15, 2010 or at an earlier date if the shares available for issuance are exhausted. Our Board of Directors has recommended that our stockholders approve an amended and restated stock incentive plan at our 2009 Annual Meeting. The proposed plan would extend the stock incentive plan until February 15, 2015 and increase the number of shares available for issuance by 1,500,000. If our stockholders do not approve the amended and restated stock incentive plan, we may not have sufficient shares to continue to award stock options or restricted stock at competitive levels to current and new employees, and we will be unable to issue any stock options or restricted stock after February 2010. Our inability to make these awards may adversely affect our ability to attract, retain and motivate our current and new employees. If we are unable to attract, retain and motivate our employees, development and commercialization of our products may be adversely affected.

If we lose or are unable to attract key management or other personnel, we may experience delays in product development.
     We depend on our senior executive officers as well as other key personnel. If any key employee decides to terminate his or her employment with us, this termination could delay the commercialization of our products or prevent us from becoming profitable. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to complete human studies successfully and develop marketable products. The reduction in scope of some programs in March 2009 included decreasing headcount. This reduction in headcount may adversely affect our ability to attract, retain and motivate current and new employees.
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
     We have not yet manufactured any products approved for commercial use and, except for ABthrax, have limited experience in manufacturing materials suitable for commercial use. We have only limited experience manufacturing in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with cGMP requirements for commercial production. We may not be able to successfully establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.
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
     We have entered into agreements for manufacturing process development, clinical and commercial supply of certain biopharmaceutical products, including an agreement with Hospira, Inc., and may enter into similar agreements with other potential customers. We may not be able to successfully manufacture products under the agreement with Hospira or under other agreements, if any. We have not yet manufactured any products approved for commercial use and, except for ABthrax, have limited experience in manufacturing materials suitable for commercial use. We have limited experience manufacturing in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with cGMP requirements for commercial production. We may not be able to enter into additional agreements with other customers. Hospira or any future customer may decide to discontinue the products contemplated under the agreements, and therefore we may not receive revenue from these agreements.

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
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. For the twelve months ended March 31, 2009, the closing price of our common stock has been as low as $0.48 per share and as high as $7.94 per share. The market price of our common stock could fluctuate widely because of:
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
Dated: May 5, 2009

EXHIBIT INDEX
Exhibit Page Number

12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.