Form 10-Q
period 2009-06-30
HUMAN GENOME SCIENCES INC
filed 2009-07-27
CIK 901219

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009	Commission File Number 0-22962
HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware (State of organization)	22-3178468 (I.R.S. Employer Identification Number)
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
Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding on June 30, 2009 was 136,056,184.

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
		2008		2008
	2009	(As adjusted)	2009	(As adjusted)
	(dollars in thousands, except share and per share amounts)
Revenue:
Product sales	$8,612	$—	$136,381	$—
Manufacturing and development services	7,510	—	36,626	—
Research and development collaborative agreements	10,559	11,567	30,951	23,842

Total revenue	26,681	11,567	203,958	23,842

Cost and expenses:
Cost of product sales	6,391	—	14,569	—
Cost of manufacturing and development services	6,558	—	9,909	—
Research and development expenses	42,910	67,592	96,586	140,283
General and administrative expenses	12,802	14,332	27,080	30,343
Facility-related exit costs	11,434	—	11,434	—

Total costs and expenses	80,095	81,924	159,578	170,626

Income (loss) from operations	(53,414)	(70,357)	44,380	(146,784)

Investment income	2,920	5,888	7,217	12,595
Interest expense	(13,819)	(15,638)	(29,549)	(31,155)
Charge for impaired investment	(1,250)	—	(1,250)	—
Gain on extinguishment of debt	—	—	38,873	—
Gain on sale of long-term equity investment	—	—	5,259	32,518
Other income (expense)	152	—	(528)	—

Income (loss) before taxes	(65,411)	(80,107)	64,402	(132,826)
Provision for income taxes	—	—	—	—

Net income (loss)	$(65,411)	$(80,107)	$64,402	$(132,826)

Basic net income (loss) per share	$(0.48)	$(0.59)	$0.47	$(0.98)

Diluted net income (loss) per share	$(0.48)	$(0.59)	$0.47	$(0.98)

Weighted average shares outstanding, basic	135,825,716	135,341,265	135,801,881	135,310,548

Weighted average shares outstanding, diluted	135,825,716	135,341,265	136,879,538	135,310,548

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$37,531	$15,248
Short-term investments	168,462	22,691
Accounts receivable	5,337	2,871
Collaboration receivables	10,749	22,076
Prepaid expenses and other current assets	6,477	5,280

Total current assets	228,556	68,166

Marketable securities	95,595	265,640
Property, plant and equipment (net of accumulated depreciation and amortization)	268,820	274,315
Restricted investments	69,346	69,360
Long-term equity investments	2,760	2,606
Other assets	4,998	6,745

TOTAL ASSETS	$670,075	$686,832

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$46,618	$55,434
Accrued payroll and related taxes	14,167	18,574
Accrued exit expenses	7,409	2,952
Deferred revenues	42,691	43,746

Total current liabilities	110,885	120,706

Convertible subordinated debt	339,034	417,597
Lease financing	247,622	246,477
Deferred revenues, net of current portion	10,971	29,563
Accrued exit and restructuring expenses, net of current portion	9,325	2,075
Other liabilities	7,743	6,718

Total liabilities	725,580	823,136

Stockholders’ deficit:
Preferred stock	—	—
Common stock	1,361	1,357
Additional paid-in capital	2,065,934	2,059,154
Accumulated other comprehensive income (loss)	5,123	(4,490)
Accumulated deficit	(2,127,923)	(2,192,325)

Total stockholders’ deficit	(55,505)	(136,304)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$670,075	$686,832

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
		2008
	2009	(As adjusted)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$64,402	$(132,826)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,320	9,304
Depreciation and amortization	10,635	10,299
Amortization of debt discount	11,163	11,823
Charge for impaired investment	1,250	—
Gain on extinguishment of long-term debt	(38,873)	—
Facility-related exit costs	11,434
Gain on sale of long-term equity investment	(5,259)	(32,518)
Accrued interest on short-term investments, marketable securities and restricted investments	628	724
Gain on sale of short-term investments and marketable securities	(886)	(61)
Non-cash expenses and other	2,163	1,608
Changes in operating assets and liabilities:
Accounts receivable	(3,394)	671
Collaboration receivables	11,327	13,326
Prepaid expenses and other assets	(49)	2,637
Accounts payable and accrued expenses	(8,186)	29,465
Accrued payroll and related taxes	(4,407)	(2,550)
Deferred revenues	(19,647)	(22,610)
Accrued exit and restructuring expenses	626	(757)
Other liabilities	987	1,030

Net cash provided by (used in) operating activities	40,234	(110,435)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(67,048)	(15,065)
Proceeds from sale and maturities of short-term investments and marketable securities	98,119	83,887
Proceeds from sale of long-term equity investment	5,259	47,336
Capital expenditures — property, plant, and equipment	(5,916)	(3,951)
Release of restricted investments	2,507	—

Net cash provided by investing activities	32,921	112,207

Cash flows from financing activities:
Purchase of restricted investments	(14,645)	(16,949)
Proceeds from sale and maturities of restricted investments	13,374	15,542
Proceeds from issuance of common stock	413	4,016
Extinguishment of long-term debt	(49,998)	—
Purchase of treasury stock	(16)	(105)

Net cash provided by (used in) financing activities	(50,872)	2,504

Net increase in cash and cash equivalents	22,283	4,276
Cash and cash equivalents- beginning of period	15,248	34,815

Cash and cash equivalents- end of period	$37,531	$39,091

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Six months ended June 30,
		2008
	2009	(As adjusted)
	(dollars in thousands)

Cash paid during the period for:
Interest	$17,132	$17,269
Income taxes	$—	$—
During the six months ended June 30, 2009 and 2008, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $1,146 and $1,254, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase during this period.
During the six months ended June 30, 2009 and 2008, the Company recorded non-cash accretion of $300 and $252, respectively, related to its exit accrual for certain space.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six months ended June 30, 2009 and 2008, the Company’s financial position at June 30, 2009, and the cash flows for the six months ended June 30, 2009 and 2008. These adjustments are of a normal recurring nature. Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Current Report on Form 8-K (Exhibit 99.3) filed on July 27, 2009 and Quarterly Report on Form 10-Q for the three months ended March 31, 2009.
The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of future financial results. The Company anticipates that any significant revenue or income through at least 2010 may be limited to raxibacumab (ABthraxTM) revenue, payments under collaboration agreements (to the extent milestone are met), cost reimbursements from GlaxoSmithKline (“GSK”) and Novartis International Pharmaceutical Ltd. (“Novartis”), payments from the license of product rights, payments under manufacturing agreements, such as its agreement with Hospira, Inc., investment income and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any future arrangements. The Company expects to continue to incur substantial expenses relating to its research and development efforts. As a result, the Company expects to incur significant losses over the next several years unless it is able to realize additional revenues under existing or any future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results for any other period.
The Company’s significant accounting policies are described in Note B of the Notes to the Consolidated Financial Statements included in its consolidated financial statements included in the Current Report on Form 8-K (Exhibit 99.3) filed on July 27, 2009. In addition, the following additional significant accounting policies are now applicable:
Revenue
Product sales
Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and the Company has no further performance obligations.
Manufacturing and development services
As part of its raxibacumab contract with the United States Government (“USG”) and the Biomedical Advanced Research and Development Authority (“BARDA”), the Company performed a variety of drug development services primarily relating to the conduct of animal and human studies. Upon BARDA’s acceptance of the initial raxibacumab delivery, the Company became entitled to bill the USG for the drug development work previously performed, and recorded this as manufacturing and development services revenue during the six months ended June 30, 2009. The Company will record additional development revenue as services are performed.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
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
Cost of Sales
Cost of product sales
The Company does not capitalize inventory costs associated with commercial supplies of drug product until it has received marketing approval from the U.S. Food and Drug Administration (“FDA”). Prior to these approvals, the cost of manufacturing drug product is recognized as research and development expenses in the period that the cost was incurred. Therefore, pre-approval manufacturing costs are not included in cost of product sales when revenue is recognized from the sale of that drug product.
In the case of the raxibacumab initial order, the Company did not capitalize inventory costs as it had manufactured all of the product prior to receiving USG authorization to ship to the Strategic National Stockpile (“SNS”). The Company does not capitalize inventory costs associated with additional production of raxibacumab until it has received an order from the USG. Because raxibacumab has been authorized to ship to the SNS, the cost of manufacturing additional drug product is recognized as cost of product sales rather than research and development expenses in the period that the cost was incurred.
Cost of product sales includes royalties payable to third parties based on the sales levels of certain products.
Cost of manufacturing and development services
Cost of manufacturing and development services represents costs associated with the Company’s contract manufacturing arrangements and other development services. The costs associated with work previously performed to conduct animal and human studies for raxibacumab were recognized as research and development expenses in the period that the costs were incurred. Therefore, these pre-acceptance development costs are not included in cost of manufacturing and development services for the six months ended June 30, 2009. The Company will record additional raxibacumab development services costs as incurred.
Recent Accounting Pronouncements
In April 2009 the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions: (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), and (iii) FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1” ). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies (continued)
the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 enhances the disclosure of instruments under the scope of SFAS No.157 for both interim and annual periods. The adoption of these Staff Positions during the three months ended June 30, 2009 had no material effect on the Company’s consolidated results of operations, financial position or liquidity.
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
Note 2. Adoption of FASB Staff Position No. APB 14-1
In 2008, FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as non-cash interest expense.
The Company adopted FSP APB 14-1 effective January 1, 2009 and retrospectively applied FSP APB 14-1 to all periods presented. As a result of the adoption, the Company recorded a debt discount of $174,930 with an offsetting increase to stockholder’s equity (deficit) at the issue date of the 2 1/4% Convertible Subordinated Notes due October 2011 (“2 1/4% Notes due 2011”) and the 2 1/4% Convertible Subordinated Notes due August 2012 (“2 1/4% Notes due 2012”). The debt discount is being amortized to interest expense over the term of the convertible notes, resulting in an effective interest rate of approximately 8.1% for the 2 1/4% Notes due 2011 and 9.7% for the 2 1/4% Notes due 2012. The Company recorded an increase in additional paid-in capital of $169,052 and an increase in accumulated deficit of $5,768 as of January 1, 2006. In accordance with FSP APB 14-1, the Company has adjusted its 2006, 2007 and 2008 consolidated financial statements.
The Company’s net loss for the three months ended June 30, 2009 of $65,411, or $0.48 per basic and diluted share, includes amortization of debt discount recorded pursuant to FSP APB 14-1 of $4,765, or $0.04 per basic and diluted share. The Company’s net income for the six months ended June 30, 2009 of $64,402, or $0.47 per basic and diluted share, includes amortization of debt discount recorded pursuant to FSP APB 14-1 of $11,163, or $0.08 per basic and diluted share.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 2. Adoption of FASB Staff Position No. APB 14-1 (continued)
The table below sets forth the effect of the retrospective application of FSP APB 14-1 on the applicable line items within the consolidated statement of operations:

	Three months ended June 30, 2008
	As previously
	reported	Adjustments	As adjusted
Research and development expenses	$67,455	$137	$67,592
Income (loss) from operations	(70,220)	(137)	(70,357)
Interest expense	(9,858)	(5,780)	(15,638)
Net income (loss)	(74,190)	(5,917)	(80,107)

Basic and diluted net income (loss) per share	$(0.55)	$(0.04)	$(0.59)

	Six months ended June 30, 2008
	As previously
	reported	Adjustments	As adjusted
Research and development expenses	$140,009	$274	$140,283
Income (loss) from operations	(146,510)	(274)	(146,784)
Interest expense	(19,709)	(11,446)	(31,155)
Net income (loss)	(121,106)	(11,720)	(132,826)

Basic and diluted net income (loss) per share	$(0.90)	$(0.08)	$(0.98)
The table below sets forth the effect of the retrospective application of FSP APB 14-1 on the applicable line items within the consolidated statement of cash flows:

	Six months ended June 30, 2008
	As previously
	reported	Adjustments	As adjusted
Net income (loss)	$(121,106)	$(11,720)	$(132,826)
Depreciation and amortization	10,402	(103)	10,299
Amortization of debt discount	—	11,823	11,823

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 3. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, requires unrealized gains or losses on the Company’s available-for-sale short-term securities, marketable securities and long-term equity investments and cumulative foreign currency translation adjustment activity to be included in other comprehensive income.
During the three and six months ended June 30, 2009 and 2008, total comprehensive income (loss) amounted to:

	Three months ended June 30,		Six months ended June 30,
		2008		2008
	2009	(As adjusted)	2009	(As adjusted)

Net income (loss)	$(65,411)	$(80,107)	$64,402	$(132,826)

Net unrealized gains (losses):
Short-term investments and marketable securities	8,407	(2,515)	8,754	(764)
Long-term investments	—	(225)	—	(103)
Restricted investments	1,056	(469)	1,140	129
Foreign currency translation	46	5	594	24

Subtotal	9,509	(3,204)	10,488	(714)

Reclassification adjustments for (gains) losses realized in net loss	15	(30)	(875)	(70)

Total comprehensive income (loss)	$(55,887)	$(83,341)	$74,015	$(133,610)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 4. Investments
Available-for-sale investments, including accrued interest, at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$7,878	$15	$—	$7,893
Government-sponsored enterprise securities	91,200	1,612	(16)	92,796
Corporate debt securities	67,831	428	(486)	67,773

Subtotal — Short-term investments	166,909	2,055	(502)	168,462

Government-sponsored enterprise securities	35,215	1,418	(10)	36,623
Corporate debt securities	58,937	1,741	(1,706)	58,972

Subtotal — Marketable securities	94,152	3,159	(1,716)	95,595

Investment in VIA Pharmaceuticals	—	53	—	53

Cash and cash equivalents	7,745	—	—	7,745
U.S. Treasury and agencies	2,527	15	—	2,542
Government-sponsored enterprise securities	13,439	426	(3)	13,862
Corporate debt securities	44,376	908	(87)	45,197

Subtotal — Restricted investments	68,087	1,349	(90)	69,346

Total	$329,148	$6,616	$(2,308)	$333,456

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 4. Investments (continued)

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

The increase in short-term investments during the six months ended June 30, 2009 is due to a portion of marketable securities as of December 31, 2008 being classified as short-term investments as of June 30, 2009 based on their maturity dates, as well as 2009 cash receipts being invested in short-term investments. The decrease in marketable securities is also due to the sale of certain marketable securities during the six months ended June 30, 2009.
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
For the Traville and LSM leases, the Company is required to maintain restricted investments of at least $46,000, or $39,500 if in the form of cash, in order to satisfy the security deposit requirements of these leases. In addition, the Company is also required to maintain $15,000 in restricted investments with respect to leases for its small-scale manufacturing facility. The Company’s restricted investments were $69,346 and $69,360 as of June 30, 2009 and December 31, 2008.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 4. Investments (continued)
Short-term investments, Marketable securities and Restricted investments — unrealized losses
The Company’s gross unrealized losses and fair value of investments with unrealized losses were as follows:

	June 30, 2009
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$—	$—	$1,888	$(16)	$1,888	$(16)
Corporate debt securities	3,928	(1)	26,827	(485)	30,755	(486)

Subtotal — Short-term investments	3,928	(1)	28,715	(501)	32,643	(502)

Government-sponsored enterprise securities	—	—	1,141	(10)	1,141	(10)
Corporate debt securities	2,868	(159)	13,509	(1,547)	16,377	(1,706)

Subtotal — Marketable securities	2,868	(159)	14,650	(1,557)	17,518	(1,716)

Government-sponsored enterprise securities	916	(1)	140	(2)	1,056	(3)
Corporate debt securities	4,057	(28)	2,735	(59)	6,792	(87)

Subtotal — Restricted investments	4,973	(29)	2,875	(61)	7,848	(90)

Total	$11,769	$(189)	$46,240	$(2,119)	$58,009	$(2,308)

	December 31, 2008
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$—	$—	$962	$(22)	$962	$(22)
Corporate debt securities	6,543	(284)	145	(13)	6,688	(297)

Subtotal — Short-term investments	6,543	(284)	1,107	(35)	7,650	(319)

U.S. Treasury and agencies	7,540	(455)	—	—	7,540	(455)
Government-sponsored enterprise securities	1,714	(4)	11,259	(258)	12,973	(262)
Corporate debt securities	77,637	(4,597)	39,334	(3,554)	116,971	(8,151)

Subtotal — Marketable securities	86,891	(5,056)	50,593	(3,812)	137,484	(8,868)

Government-sponsored enterprise securities	2,975	(5)	337	(6)	3,312	(11)
Corporate debt securities	19,002	(637)	4,016	(40)	23,018	(677)

Subtotal — Restricted investments	21,977	(642)	4,353	(46)	26,330	(688)

Total	$115,411	$(5,982)	$56,053	$(3,893)	$171,464	$(9,875)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 4. Investments (continued)
During the three months ended June 30, 2009, the Company decided to sell a corporate bond in its available-for-sale portfolio that had an unrealized loss. Upon making the decision to sell, the Company recorded a charge for impaired investment of $1,250 which is reflected in the consolidated statement of operations. The Company has evaluated its other investments and has determined that no other investments have an other-than-temporary impairment, as it has no intent to sell other securities with unrealized losses and it is not more likely than not that the Company will be required to sell any additional securities with unrealized losses.
The Company owned 152 available-for-sale U.S. Treasury obligations, government-sponsored enterprise securities and corporate debt securities at June 30, 2009. Of these 152 securities, 33 had unrealized losses at June 30, 2009.
The Company’s equity investments in privately-held companies for which no readily available fair value information is available are carried at cost. Long-term equity investments of publicly-traded companies are carried at market value based on quoted market prices and unrealized gains and losses for these investments are reported as a separate component of stockholders’ equity until realized.
Other Information
The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investments at June 30, 2009:

	Short-term		Marketable		Restricted
	Investments		Securities		Investments
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Less than one year	$166,909	$168,462	$—	$—	$24,051	$24,182
Due in year two through year three	—	—	89,107	90,306	38,237	39,105
Due in year four through year five	—	—	3,277	3,444	5,454	5,705
Due after five years	—	—	1,768	1,845	345	354

Total	$166,909	$168,462	$94,152	$95,595	$68,087	$69,346

The Company’s short-term investments include mortgage-backed securities with an aggregate cost of $35,972 and an aggregate fair value of $37,459 at June 30, 2009. The Company’s marketable securities include mortgage-backed securities with an aggregate cost of $21,740 and an aggregate fair value of $22,639 at June 30, 2009. The Company’s restricted investments include mortgage-backed securities with an aggregate cost of $4,820 and an aggregate fair value of $4,957 at June 30, 2009. These securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and six months ended June 30, 2009 and 2008, and their respective net proceeds were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Proceeds on sale of investments prior to maturity	$71,577	$21,717	$162,580	$57,026
Realized gains	45	125	1,678	253
Realized losses	(61)	(95)	(803)	(183)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 5. Collaboration Agreements, License Agreement and U.S. Government Agreement
Collaboration Agreement with Novartis
During 2006, the Company entered into an agreement with Novartis for the co-development and commercialization of ZALBINTM (formerly Albuferon®). Under the agreement, the Company and Novartis will co-commercialize ZALBIN in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay the Company a royalty on those sales. The Company will have primary responsibility for the bulk manufacture of ZALBIN, and Novartis will have primary responsibility for commercial manufacturing of the finished drug product. The Company is entitled to payments aggregating up to approximately $507,500, including a non-refundable up-front license fee, upon the successful attainment of certain milestones. The Company and Novartis share clinical development costs. The Company received an up-front license fee of $45,000 in 2006. Including the up-front fee, as of June 30, 2009 the Company has contractually earned and received payments aggregating $132,500. The Company is recognizing these payments as revenue ratably over the estimated remaining development period, estimated to end in 2010. The Company recognized revenue of $8,852 and $17,704 for both the three and six months ended June 30, 2009 and 2008, respectively.
Collaboration Agreement with GSK
During 2006, the Company entered into an agreement with GSK for the co-development and commercialization of BENLYSTATM (formerly LymphoStat-B®) arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK will share in Phase 3 and 4 development costs, sales and marketing expenses and profits of any product commercialized under the agreement. In July 2009, the Company completed one Phase 3 clinical trial and is conducting a second Phase 3 clinical trial and will have primary responsibility for bulk manufacturing. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and is recognizing this payment as revenue over the remaining clinical development period, estimated to end in 2010. The Company recognized revenue relating to this payment of $1,033 and $1,636 for the three months ended June 30, 2009 and 2008, respectively. The Company recognized revenue of $2,670 and $3,273 for the six months ended June 30, 2009 and 2008, respectively.
Collaboration reimbursements
Research and development expenses for the three months ended June 30, 2009 and 2008 are net of $8,749 and $22,190, respectively, of costs reimbursed by Novartis and GSK. Research and development expenses for the six months ended June 30, 2009 and 2008 are net of $21,254 and $43,008, respectively, of costs reimbursed by Novartis and GSK.
U.S. Government Agreement
During 2006, the USG exercised its option under the second phase of a 2005 contract to purchase 20,001 therapeutic courses of raxibacumab for the SNS. Under this two-phase contract, the Company has supplied raxibacumab, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the USG. Under the first phase of the contract, the Company supplied ten grams of raxibacumab to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. In 2006, the Company received and recognized $308 of revenue relating to the completion of testing of the evaluation material. Along with the cost to manufacture the 20,001 therapeutic courses, the Company has incurred all of the costs to conduct several animal and human studies as part of this contract. During the six months ended June 30, 2009, the Company received authorization

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 5. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
from BARDA to ship raxibacumab to the U.S. SNS and delivered all of the 20,001 therapeutic courses. During the three months ended June 30, 2009, the Company recognized $8,612 in product revenue and $332 in manufacturing and development services revenue related to raxibacumab activities. During the six months ended June 30, 2009, the Company recognized $136,381 in product revenue and $26,328 in manufacturing and development services revenue related to the work to conduct the animal and human studies and other raxibacumab activities. The Company completed delivery under this contract during the second quarter of 2009. The Company expects to receive approximately $10,000 if the Company obtains licensure by FDA.
With respect to the initial 2006 order for raxibacumab, we incurred substantially all of the product and service costs prior to 2009, and expensed these costs as incurred. We incurred royalty costs in 2009, which are included in cost of product sales. In addition, we have recorded as cost of product sales the expenses associated with manufacturing additional raxibacumab, in anticipation of a follow-on order.
In July 2009, the USG agreed to purchase an additional 45,000 doses of raxibacumab for the SNS, to be delivered over a three-year period, beginning near the end of 2009. The Company expects to receive approximately $151,000 from this order as deliveries are completed.
Aegera Agreement
During 2007, the Company entered into a collaboration and license agreement with Aegera Therapeutics, Inc. (“Aegera”) of Montreal, Canada under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a three-year research period. Under the agreement, the Company paid Aegera an aggregate of $20,000 for the license and for an equity investment in Aegera. The Company allocated $16,852 to the license fee and $3,148 to the investment. The value per share assigned to this investment was equal to the value per share obtained by Aegera through external financing earlier in 2007. Aegera will be entitled to receive up to $295,000 in future development and commercial milestone payments, including a $5,000 milestone payment made by the Company during 2008. Aegera will receive royalties on net sales in the Company’s territory. In North America, Aegera will have the option to co-promote with the Company, under which Aegera will share certain expenses and profits in lieu of its royalties. The Company incurred and expensed research costs of $580 and $563 related to the Aegera agreement during the three months ended June 30, 2009 and 2008, respectively, and incurred and expensed research costs of $1,167 and $1,124 during the six months ended June 30, 2009 and 2008 respectively.
Agreement with Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys)
In 2008, Teva Pharmaceuticals Industries, Ltd. (“Teva”) acquired all the outstanding stock of CoGenesys and CoGenesys became a wholly-owned subsidiary of Teva called Teva Biopharmaceutical USA, Inc. (“Teva Bio”). The Company had sold its CoGenesys division in 2006 and entered into a license agreement, as amended, and a manufacturing services agreement, as amended, that are now with Teva Bio, and acquired an equity investment in CoGenesys valued at $14,818. The Company allocated, based on estimated fair values, $7,575 of its consideration received to the product license and manufacturing services agreements, which is being recognized ratably over the term of the manufacturing services agreement. The Company recognized revenue relating to these agreements of $421 and $655 during the three months ended June 30, 2009 and 2008, respectively, and $1,052 and $1,565 during the six months ended June 30, 2009 and 2008, respectively.
As a result of Teva’s acquisition of CoGenesys, the Company received $47,336 as partial payment for its equity investment in CoGenesys during the six months ended June 30, 2008. The agreement between CoGenesys and Teva provided for an escrow of a portion of the purchase price. The Company received the final payment for its equity investment in CoGenesys during the first quarter of 2009 and recorded a gain of $5,259.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 6. Collaboration Receivables
Collaboration receivables of $10,749 includes $10,040 in unbilled receivables from Novartis and GSK in connection with the Company’s cost-sharing agreements, and other unbilled receivables. The $10,040 in unbilled receivables relates to net cost reimbursements for the three months ended June 30, 2009.
Note 7. Long-Term Debt
As discussed in Note 2, Adoption of FASB Staff Position No. APB 14-1, FSP APB 14-1 impacted the carrying value of the Company’s 2 1/4% Notes due 2011 and 2 1/4% Notes due 2012 for all periods presented. As a result of the adoption of FSP APB 14-1, the Company is amortizing the debt discount of $174,930 over the term of the notes.
During the six months ended June 30, 2009, the Company repurchased 2 1/4% Notes due 2011 with a face value of $82,900 and 2 1/4% Notes due 2012 with a face value of $23,250 for an aggregate cost of approximately $50,000 plus accrued interest. The repurchase resulted in a gain on extinguishment of debt of $38,873, net of the related debt discount of $16,424 and deferred financing charges of $855.
The amount of interest cost recognized relating to the contractual interest coupon obligation for both convertible notes was $2,272 and $2,869 for the three months ended June 30, 2009 and 2008, respectively, and $4,796 and $5,738 for the six months ended June 30, 2009 and 2008, respectively. The decrease from 2008 is due to the repurchase of a portion of the convertible notes during the six months ended June 30, 2009.
The components of the convertible subordinated debt are as follows:

	June 30, 2009
		Unamortized
Debt	Face Value	Debt Discount	Carrying Value

2 1/4% Notes due 2011	$197,100	$(23,941)	$173,159
2 1/4% Notes due 2012	206,750	(40,875)	165,875

	$403,850	$(64,816)	$339,034

	December 31, 2008
		Unamortized
Debt	Face Value	Debt Discount	Carrying Value

2 1/4% Notes due 2011	$280,000	$(40,753)	$239,247
2 1/4% Notes due 2012	230,000	(51,650)	178,350

	$510,000	$(92,403)	$417,597

Note 8. Commitments and Other Matters
The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 9. Facility-Related Exit Costs
As a result of the Company’s facilities consolidation efforts, the Company has exited various facility leases since 2004 and recorded exit and impairment charges relating to those exits. During 2006, the Company exited certain of its headquarters space and in 2007, the Company entered into an agreement to sublease a portion of this space. During the three months ended June 30, 2009, the subtenant delivered notice of early termination to the Company and vacated the space. The subtenant has paid an early termination fee which represents rent through December 2009. The Company has begun the search for a new subtenant. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis, and recorded a charge of $11,434 during the three months ended June 30, 2009, primarily representing an increase in its exit accrual as a result of the termination of the sublease. Along with an exit charge of $9,156 recorded in 2006, the cumulative exit charges for this space amount to $20,590 through June 20, 2009.
The following table summarizes the activity related to the liability for exit and restructuring expenses for the six months ended June 30, 2009, all of which is facilities-related. Cash items represents early termination fees received from subtenant, net of cash paid.

Balance as of December 31, 2008	$5,027
Accretion recorded	300

Subtotal	5,327
Cash items	822
Accrual adjustment	10,585

Balance as of June 30, 2009	16,734
Less current portion	(7,409)

$9,325

Note 10. Stock-Based Compensation
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
Stock-based compensation expense related to employee stock options under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), for the three and six months ended June 30, 2009 is not necessarily representative of the level of stock-based compensation expense under SFAS No. 123(R) in future periods due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.
The Company recorded stock-based compensation expense pursuant to these plans of $3,386 and $4,841 during the three months ended June 30, 2009 and 2008, respectively. The Company recorded stock-based compensation expense pursuant to these plans of $6,320 and $9,304 during the six months ended June 30, 2009 and 2008, respectively. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan and stock acquired by employees through the Purchase Plan.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 10. Stock-Based Compensation (continued)
The Company granted 277,850 stock options with a weighted-average grant date fair value of $1.05 per share and 3,970,153 stock options with a weighted-average grant date fair value of $0.36 per share under the Incentive Plan during the three and six months ended June 30, 2009, respectively.
During the three months ended June 30, 2009, the Company did not award any restricted stock units (“RSUs”). During the six months ended June 30, 2009, the Company awarded 65,587 RSUs with a weighted-average grant date fair value of $0.52 per share. During the same period, 73,066 RSUs vested and the Company issued 44,344 shares of common stock to employees, net of 28,722 shares purchased to satisfy the employees’ tax liability related to the RSUs vesting. This treasury stock was retired prior to June 30, 2009.
At June 30, 2009, the total authorized number of shares under the Incentive Plan, including prior plans, was 54,778,056. Options available for future grant were 6,153,424 as of June 30, 2009.
Note 11. Fair Value of Financial Instruments
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

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 11. Fair Value of Financial Instruments (continued)
The Company’s assets and liabilities subject to fair value measurements and the related fair value hierarchy are as follows:

	Fair Value	Fair Value Measurements as of June 30, 2009
	as of	Using Fair Value Hierarchy
Description	June 30, 2009	Level 1	Level 2	Level 3

Cash and cash equivalents	$37,531	$37,531	$—	$—
Short-term investments	168,462	7,878	160,584	—
Marketable securities	95,595	—	95,595	—
Restricted investments	69,346	9,179	60,167	—

Total	$370,934	$54,588	$316,346	$—

The Company evaluates the types of securities in its investment portfolio to determine the proper classification in the fair value hierarchy based on trading activity and the observability of market inputs. The Company’s Level 1 assets include cash, money market instruments and U.S. Treasury securities. Level 2 assets include government-sponsored enterprise securities, commercial paper, corporate bonds, asset-backed securities, and mortgage-backed securities. The Company’s privately-held equity investment is carried at cost and not included in the table above, and is reviewed for impairment at each reporting date.
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
The fair value of the Company’s convertible subordinated debt is based on quoted market prices. The quoted market price of the Company’s convertible subordinated debt is approximately $240,000 as of June 30, 2009. With respect to its lease financing, the Company evaluated its incremental borrowing rate as of June 30, 2009, based on the current interest rate environment and the Company’s credit risk. The fair value of the BioMed lease financing is $297,307 as of June 30, 2009 based on a discounted cash flow analysis, and current rates for corporate debt having similar characteristics and companies with similar creditworthiness.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2009
(dollars in thousands, except per share data)
Note 12. Earnings Per Share
Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents can result from the assumed exercise of outstanding stock options, the assumed conversion of convertible subordinated debt and the vesting of unvested restricted stock units. Common stock issuable upon conversion of the Company’s convertible subordinated notes were not included in the calculation of diluted shares for the six months ended June 30, 2009 because the effect would have been anti-dilutive. Common stock equivalents that were not included in the calculation of diluted shares for the three months ended June 30, 2009 and 2008, because the effect would have been anti-dilutive, were 52,948,011 and 61,177,775, respectively. Common stock equivalents that were not included in the calculation of diluted shares for the six months ended June 30, 2009 and 2008, because the effect would have been anti-dilutive, were 54,531,389 and 61,755,933 respectively.
Basic and diluted net income (loss) per share were the same for the three months ended June 30, 2009 and June 30, 2008, as the effect of common stock equivalents would be anti-dilutive. Diluted net income (loss) per share for the six months ended June 30, 2009 and 2008 was determined as follows:

	Six months ended June 30,
		2008
	2009	(As adjusted)

Numerator:
Net income (loss)	$64,402	$(132,826)
Interest on convertible subordinated debt, in converted	—	—

Net income used for diluted net income (loss) per share	$64,402	$(132,826)

Denominator:
Weighted average shares outstanding	135,801,881	135,310,548
Effect of dilutive securities:
Convertible subordinated debt	—	—
Employee stock options and restricted stock units	1,077,657	—

Weighted average shares used for diluted net income (loss) per share	136,879,538	135,310,548

Diluted net income (loss) per share	$0.47	$(0.98)

Note 13. Reclassifications
Within the December 31, 2008 consolidated balance sheet, $2,804 has been reclassified from collaboration receivables to accounts receivable and $67 has been reclassified from prepaid and other assets to accounts receivable, respectively, to conform to current year presentation. The effect of the reclassifications is not material to the consolidated financial statements.
Note 14. Subsequent Event
The Company has evaluated its subsequent events for disclosure in this Quarterly Report on Form 10-Q through July 24, 2009. In July 2009, the USG agreed to purchase an additional 45,000 doses of raxibacumab for the SNS, to be delivered over a three-year period, beginning near the end of 2009. The Company expects to receive approximately $151,000 from this order as deliveries are completed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2009 and 2008
Overview
     Human Genome Sciences, Inc. (“HGS”) is a commercially focused biopharmaceutical company. In 2009, we achieved our first product sales when we delivered raxibacumab (ABthraxTM) to the U.S. Strategic National Stockpile. We have two other products in late-stage clinical development: ZALBINTM (formerly Albuferon®) for chronic hepatitis C and BENLYSTATM (formerly LymphoStat-B®) for systemic lupus erythematosus (“SLE”).
     ZALBIN and BENLYSTA are progressing toward commercialization. In December 2008 and March 2009, we reported that ZALBIN successfully met its primary endpoint in two Phase 3 clinical trials in chronic hepatitis C. We expect the filing of global marketing applications for ZALBIN in fall 2009. In July 2009 we reported that BENLYSTA successfully met its primary endpoint in the first of two Phase 3 clinical trials in SLE. We expect to report the results of the second Phase 3 clinical trial in November 2009. Assuming success in the second Phase 3 trial, we plan to file global marketing applications for BENLYSTA in the first half of 2010.
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
     During the six months ended June 30, 2009, we achieved our first product sales as we delivered 20,001 treatment courses of raxibacumab to the U.S. Strategic National Stockpile (“SNS”). We recorded revenue of $136.4 million for the product as well as services revenue of $26.3 million for other work done to develop raxibacumab. In July 2009, the U.S. Government agreed to purchase an additional 45,000 therapeutic courses of raxibacumab for the SNS, to be delivered over a three-year period, beginning near the end of 2009. We expect to receive approximately $151.0 million from this order as deliveries are completed. These orders arise from a 2005 two-phase contract we entered into to supply raxibacumab, a human monoclonal antibody developed for use in the treatment of anthrax disease, with the U.S. Government.
     During 2006, we entered into a collaboration agreement with Novartis International Pharmaceutical, Ltd. (“Novartis”). Under this agreement, Novartis will co-develop and co-commercialize ZALBIN and share development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement. Including this up-front fee, we are entitled to payments aggregating up to $507.5 million upon the successful attainment of certain milestones. As of June 30, 2009, we have contractually earned and received payments aggregating $132.5 million. We are recognizing these payments as revenue ratably over the estimated remaining development period, estimated to end in 2010.

Overview (continued)
     In 2005, GSK exercised its option to co-develop and co-commercialize BENLYSTA. In accordance with a co-development and co-commercialization agreement signed during 2006 we and GSK will share Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We received a $24.0 million payment during 2006 as partial consideration for entering into this agreement with respect to BENLYSTA and are recognizing this payment as revenue ratably over the development period, estimated to end in 2010.
     We expect that any significant revenue or income through at least 2010 may be limited to raxibacumab revenue, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK and Novartis, payments from the license of product rights, payments under manufacturing agreements, such as our agreement with Hospira, Inc., investment income and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements. We expect to continue to incur substantial expenses relating to our research and development effort. As a result, we expect to incur significant losses over the next several years unless we are able to realize additional revenues under existing or any future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
     We adopted Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) effective January 1, 2009. FSP APB 14-1 requires retrospective application to all periods presented; therefore, we have adjusted our consolidated statement of operations and statement of cash flows contained in our Form 10-Q for the periods ended June 30, 2008 and we have also adjusted our consolidated balance sheet contained in our consolidated financial statements included in the Current Report on Form 8-K (Exhibit 99.3). See Note 2, Adoption of FASB Staff Position No. APB 14-1, of the Notes to the Consolidated Financial Statements for additional information. The effects of the application of FSP APB 14-1 on the consolidated financial statements are reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
Critical Accounting Policies and the Use of Estimates
     A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our accounting policies are described in more detail in Note B, Summary of Significant Accounting Policies, to our consolidated financial statements included in the Current Report on Form 8-K (Exhibit 99.3) filed July 27, 2009. The following is an update to those critical accounting policies for new activity in 2009:
Product sales
     Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and we have no further performance obligations.

Critical Accounting Policies and the Use of Estimates (continued)
Manufacturing and development services
     The Company has entered into agreements for manufacturing process development, clinical and commercial supply of certain biopharmaceutical products. Revenue under these agreements is recognized as services are performed or products delivered, depending on the nature of the work contracted, using a proportional performance method of accounting. Performance is assessed using output measures such as units-of-work performed to date as compared to total units-of-work contracted. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.
Results of Operations
     Revenues. Revenues were $26.7 million and $11.6 million for the three months ended June 30, 2009 and 2008, respectively. Revenues were $204.0 million and $23.8 million for the six months ended June 30, 2009 and 2008, respectively. Revenues for the three months ended June 30, 2009 included $8.9 million recognized from the Novartis agreement and $1.0 million recognized from the GSK BENLYSTA agreement, as well as $8.6 million in raxibacumab product sales and $7.2 million from contract manufacturing services. Revenues for the three months ended June 30, 2008 included $8.9 million recognized from the Novartis agreement and $1.6 million from the GSK BENLYSTA agreement. Revenues for the six months ended June 30, 2009 consisted primarily of $136.4 million in raxibacumab product sales and $26.3 million related to raxibacumab development services, $17.7 million recognized from the Novartis agreement, a $9.0 million milestone payment received from GSK related to Syncria and $10.3 million from contract manufacturing services. Revenues for the six months ended June 30, 2008 consisted primarily of $17.7 million recognized from the Novartis agreement and $3.3 million recognized from the GSK BENLYSTA agreement.
     Cost of sales. Cost of sales includes both cost of product sales of $6.4 million and cost of manufacturing and development services of $6.6 million for the three months ended June 30, 2009. Cost of sales includes both cost of product sales of $14.6 million and cost of manufacturing and development services of $9.9 million for the six months ended June 30, 2009. With respect to the initial 2006 order for raxibacumab, we incurred substantially all of the product and service costs prior to 2009, and expensed these costs as incurred. We incurred royalty costs in 2009, which are included in cost of product sales. In addition, we have recorded as cost of product sales the expenses associated with manufacturing additional raxibacumab, in anticipation of a follow-on order. Our manufacturing and development service costs include raxibacumab development service costs incurred in 2009 and costs associated with contract manufacturing services. There were no comparable costs in 2008 as we had no revenue from product sales or manufacturing and development services. After approval of a product, cost of product sales will include the various costs to manufacture the product, including raw materials, labor and overhead.
     Expenses. Research and development net expenses were $42.9 million for the three months ended June 30, 2009 compared to $67.6 million for the three months ended June 30, 2008. Research and development net expenses were $96.6 million for the six months ended June 30, 2009 compared to $140.3 million for the six months ended June 30, 2008. Our research and development expenses for the three and six months ended June 30, 2009 are net of $8.7 million and $21.3 million, respectively, of costs reimbursed by Novartis and GSK. Our research and development expenses for the three and six months ended June 30, 2008 are net of $22.2 million and $43.0 million, respectively, of costs reimbursed by Novartis and GSK.
     We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development.
     Our research costs decreased to $4.5 million for the three months ended June 30, 2009 from $6.0 million for the three months ended June 30, 2008. Our research costs decreased to $9.6 million for the six months ended June 30, 2009 from $16.2 million for the six months ended June 30, 2008. The decrease for the three months ended June 30, 2009 is primarily due to the conclusion of animal studies being conducted for raxibacumab in 2008. The decrease for the six months ended June 30, 2009 is primarily due to the conclusion of animal studies being conducted for raxibacumab in 2008, and a $5.0 million milestone payment made to Aegera Therapeutics, Inc. (“Aegera”) in 2008. Our research costs for the three months ended June 30, 2009 and 2008 are net of $0.8 million and $0.5 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our research costs for each of the six months ended June 30, 2009 and 2008 are net of $1.4 million of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

Results of Operations (continued)
     Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $8.2 million for the three months ended June 30, 2009 from $9.2 million for the three months ended June 30, 2008. Pharmaceutical sciences costs decreased to $16.2 million for the six months ended June 30, 2009 from $18.8 million for the six months ended June 30, 2008. This decrease is primarily due to decreased activity related to raxibacumab and ZALBIN, offset by increased activity related to contract manufacturing services. Pharmaceutical sciences costs for the three months ended June 30, 2009 include $0.7 million of net costs incurred by GSK and Novartis. Pharmaceutical sciences costs for the three months ended June 30, 2008 are net of $0.1 million, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Pharmaceutical sciences costs for the six months ended June 30, 2009 include $0.5 million in net costs incurred by GSK and Novartis. Pharmaceutical sciences costs for the six months ended June 30, 2008 are net of $0.5 million of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our manufacturing costs decreased to $11.6 million for the three months ended June 30, 2009 from $21.8 million for the three months ended June 30, 2008. Our manufacturing costs decreased to $31.3 million for the six months ended June 30, 2009 from $44.7 million for the six months ended June 30, 2008. This decrease is primarily due to decreased production of raxibacumab, ZALBIN and BENLYSTA, partially offset by increased manufacturing services activities. Our manufacturing costs for the three months ended June 30, 2009 and 2008 are net of $0.4 million and $3.3 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our manufacturing costs for the six months ended June 30, 2009 and 2008 are net of $0.6 million and $5.7 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our clinical development costs decreased to $18.6 million for the three months ended June 30, 2009 from $30.6 million for the three months ended June 30, 2008. Our clinical development costs decreased to $39.5 million for the six months ended June 30, 2009 from $60.6 million for the six months ended June 30, 2008. The decrease is primarily due to the substantial completion of our ZALBIN Phase 3 clinical trials in late 2008. Our clinical development expenses for the three months ended June 30, 2009 and 2008 are net of $8.2 million and $18.3 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our clinical development expenses for the six months ended June 30, 2009 and 2008 are net of $19.7 million and $35.4 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     General and administrative expenses decreased to $12.8 million for the three months ended June 30, 2009 from $14.3 million for the three months ended June 30, 2008. General and administrative expenses decreased to $27.1 million for the six months ended June 30, 2009 compared to $30.3 million for the six months ended June 30, 2008. These decreases are primarily due to decreased legal expenses associated with our patents.
     Facility-related exit costs of $11.4 million for the three and six months ended June 30, 2009 relate to an adjustment to the assumptions underlying our accrual for subleased space. The charge of $11.4 million was the result of the subtenant vacating the space during the six months ended June 30, 2009.
     Investment income decreased to $2.9 million for the three months ended June 30, 2009 compared to $5.9 million for the three months ended June 30, 2008. Investment income decreased to $7.2 million for the six months ended June 30, 2009 from $12.6 million for the six months ended June 30, 2008. The decrease in investment income for the three and six months ended June 30, 2009 was primarily due to lower average investment balances and lower yields in 2009 as compared to 2008.

Results of Operations (continued)
     Interest expense was $13.8 million and $15.6 million for the three months ended June 30, 2009 and 2008, respectively. Interest expense was $29.5 million and $31.2 million for the six months ended June 30, 2009 and 2008, respectively. Interest expense includes non-cash interest expense related to amortization of debt discount of $4.8 million and $6.0 million for three months ended June 30, 2009 and 2008, respectively, and non-cash interest expense related to amortization of debt discount of $11.2 million and $11.8 million for six months ended June 30, 2009 and 2008, respectively, as a result of the adoption of FSP APB 14-1.
     The charge for impaired investment of $1.3 million for the three and six months ended June 30, 2009 was due to an other-than-temporary impairment on a corporate bond investment. We sold the investment in July 2009.
     The gain on extinguishment of debt of $38.9 million for the six months ended June 30, 2009 relates to the repurchase of convertible subordinated debt due in 2011 and 2012 with a face value of approximately $106.2 million for an aggregate cost of approximately $50.0 million plus accrued interest. The gain on extinguishment of debt is net of write-offs of related debt discount of $16.4 million and deferred financing charges of $0.9 million.
     The gain on sale of long-term equity investment during the six months ended June 30, 2009 and 2008 of $5.3 million and $32.5 million, respectively, relates to the 2008 sale of our investment in CoGenesys. We received initial proceeds in February 2008 of $47.3 million. Our cost basis in this investment was $14.8 million, resulting in a gain of $32.5 million. The agreement between CoGenesys and Teva provided for an escrow of a portion of the purchase price. We received the final payment for our equity investment in CoGenesys during the six month ended June 30, 2009 and recorded an additional gain of $5.3 million.
     Other income of $0.1 million during the three months ended June 30, 2009 and other expense of $0.5 million during the six months ended June 30, 2009 primarily represent unrealized, non-cash foreign currency translation gains or losses related to our investment in Aegera, which is denominated in Canadian dollars.
     Net Income (Loss). We recorded a net loss of $65.4 million, or $0.48 per basic and diluted share, for the three months ended June 30, 2009 compared to a net loss of $80.1 million, or $0.59 per basic and diluted share, for the three months ended June 30, 2008. We recorded net income of $64.4 million, or $0.47 per basic and diluted share, for the six months ended June 30, 2009 compared to a net loss of $132.8 million, or $0.98 per basic and diluted share, for the six months ended June 30, 2008. The decreased net loss for the three months ended June 30, 2009 is primarily due to raxibacumab and contract manufacturing services revenue and reduced research and development expenses, partially offset by an additional reserve for facility-related exit costs. The improvement to net income from a net loss for the six months ended June 30, 2009 is primarily due to revenue from raxibacumab, gain on extinguishment of debt and reduced expenses, partially offset by an additional reserve for facility-related exit costs.
Liquidity and Capital Resources
     We had working capital of $117.7 million at June 30, 2009 and a working capital shortfall of $52.5 million at December 31, 2008. The improvement in our working capital is primarily due to the cash provided by our raxibacumab revenue of $162.7 million, net of $50.0 million used in February 2009 to extinguish approximately $106.2 million of our convertible subordinated debt.
     We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We will also incur costs related to our pre-commercial launch activities. In the event our working capital needs for 2009 exceed our available working capital, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. Our working capital position may decline during the remainder of 2009 as we have recognized substantially all of the revenue associated with the initial raxibacumab order. However, subsequent to June 30, 2009, the U.S. Government agreed to purchase an additional 45,000 doses of raxibacumab for the SNS, to be delivered over a three-year period, beginning near the end of 2009. We expect to receive approximately $151.0 million from this order as deliveries are completed. We may also receive payments under collaboration agreements, to the extent milestones are met, which would improve our working capital position. We will be evaluating our working capital position on a continuing basis.

Liquidity and Capital Resources (continued)
     To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. The deterioration of the credit markets during 2008 had a detrimental effect on our investment portfolio, but as of June 30, 2009 the gross unrealized losses on our available-for-sale securities have decreased to $2.3 million from $9.9 million at December 31, 2008. During the three months ended June 30, 2009, we determined that one investment had incurred an other-than-temporary impairment, and we recorded a charge for impairment of $1.3 million and sold this security in July 2009.
     The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We are conducting one Phase 3 trial and have several ongoing Phase 1 and Phase 2 trials and expect to initiate additional trials in the future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase 1, Phase 2, and Phase 3 trials could span one year, one to two years and two to four years, respectively. Some trials may take considerably longer to complete. The duration and cost of our clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial.
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of June 30, (2)
Product Candidate (1)	Indication	2009	2008

ZALBIN	Hepatitis C	Phase 3(3)	Phase 3
BENLYSTA	Systemic Lupus Erythematosus	Phase 3(4)	Phase 3
BENLYSTA	Rheumatoid Arthritis	Phase 2(5)	Phase 2(5)
Raxibacumab (ABthrax)	Anthrax	(6)	(6)
HGS1029	Cancer	Phase 1	(7)
HGS-ETR1	Cancer	Phase 2	Phase 2
HGS-ETR2	Cancer	Phase 1	Phase 1

(1)	Includes only candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Phase 3 results reported; pre-BLA (Biologics License Application (“BLA”)) activities underway. Phase 2 monthly dosing study underway.

(4)	Results from the first of two Phase 3 clinical trials reported; second Phase 3 trial underway.

(5)	Initial Phase 2 trial completed; treatment IND ongoing and further development under review.

(6)	Completed delivery of 20,001 doses of raxibacumab to the U.S. Strategic National Stockpile. In July 2009 the U.S. Government agreed to purchase an additional 45,000 doses. The FDA indicated that the BLA has been filed and will receive priority review.

(7)	IND filed in December 2007 with respect to HGS1029 (formerly AEG40826).
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
     Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize ZALBIN. Under this agreement, we will co-commercialize ZALBIN in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We and Novartis share clinical development costs. Including a non-refundable up-front license fee, we are entitled to payments aggregating up to approximately $507.5 million upon successful attainment of certain milestones. As of June 30, 2009, we have contractually earned and received milestones aggregating $132.5 million including the up-front fee. In 2006, we entered into a collaboration agreement with GSK with respect to BENLYSTA and received a payment of $24.0 million. We and GSK share phase 3 and 4 development costs, and will share in sales and marketing expenses and profits of any product that is commercialized. During the six months ended June 30, 2009, we recorded approximately $21.3 million of reimbursable expenses from Novartis and GSK with respect to our cost sharing agreements as a reduction of research and development expenses. We are recognizing the up-front fees and milestones received from Novartis and GSK as revenue ratably over the estimated remaining development period.
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
     Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds, payments to be received under the raxibacumab contract and other agreements and investment income will be sufficient to fund our operations for at least the next twelve months. Assuming there are no material changes to our capital structure prior to the end of this fiscal year, we expect our cash, cash equivalents, short-term investments, marketable securities and restricted investments to be approximately $330.0 million at December 31, 2009.
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
     We have certain contractual obligations which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets. Debt associated with the sale and accompanying leaseback of our LSM facility to BioMed in 2006 is recorded on our balance sheet as of June 30, 2009 and December 31, 2008. Under the LSM lease, we have an option to purchase the property between 2009 and 2010 at prices ranging between approximately $254.9 million and $269.5 million, depending upon when we exercise this option. We have an option to purchase the Traville facility in 2016 for $303.0 million.
     Our unrestricted and restricted funds may be invested in U.S. Treasury securities, government agency obligations, high grade debt securities and various money market instruments rated “A-” or better. Such investments reflect our policy regarding the investment of liquid assets, which is to seek a reasonable rate of return consistent with an emphasis on safety, liquidity and preservation of capital.
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
     Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3.8 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions in 2009, which could in turn affect our rent and the level of our restricted investments. We have restricted investments of approximately $16.0 million and $15.7 million as of June 30, 2009 and December 31, 2008, respectively, and are required to maintain restricted investments of $15.0 million which serve as additional security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $38.0 million in 2009 to approximately $21.0 million in 2019.
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
     We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $2.7 million, or approximately 0.7% of the aggregate fair value of $370.9 million, at June 30, 2009. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of June 30, 2009. We believe that any market change related to our investment securities held as of June 30, 2009 is not material to our consolidated financial statements. As of June 30, 2009, the yield on comparable one-year investments was approximately 0.5% as compared to our current portfolio yield of approximately 3.3%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
     To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments, auction rate securities, loans held for sale or mortgage-backed securities backed by sub-prime or Alt-A collateral, and we generally hold our investments in debt securities until maturity. However, adverse changes in the credit markets relating to credit risks would adversely affect the fair value of our cash, cash equivalents, marketable securities and restricted investments. During the six months ended June 30, 2009, the gross unrealized losses in our portfolio decreased from $9.9 million to $2.3 million. The majority of these unrealized losses related to our holdings of corporate debt securities. At June 30, 2009, the fair value of our corporate debt securities was approximately $171.9 million, or 52% of our total investment portfolio of $333.4 million. The remaining securities in our portfolio are either U.S. Treasury and agency securities or government-sponsored enterprise securities, which we believe are subject to less credit risk. In the event there is further deterioration in the credit markets, the fair value of our corporate debt securities could decline.
     We have an equity investment in Aegera, which is a privately-held entity. We are unable to obtain a quoted market price with respect to the fair value of this investment. Our investment in Aegera is denominated in Canadian dollars and is subject to foreign currency risk. The carrying value is adjusted at each reporting date based on current exchange rates, and was $2.7 million at June 30, 2009. We review the carrying value of the Aegera investment on a periodic basis for indicators of impairment, and adjust the value accordingly.
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
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2009, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          There are a number of risk factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere herein.
RISKS RELATED TO OUR BUSINESS
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
If our second Phase 3 clinical trial for BENLYSTATM (formerly Lymphostat-B®) is not successful, or we are unable to obtain marketing approval for BENLYSTA or ZALBINTM (formerly Albuferon®), our results of operation and business will be materially and adversely affected.
     In July 2009, we reported the results from the first of our two Phase 3 clinical trials for BENLYSTA. In that trial BENLYSTA met its primary efficacy endpoint. In November 2009, we expect to disclose data from the second Phase 3 clinical trial for BENLYSTA. Although the results of the July 2009 Phase 3 clinical trial were positive, there can be no guarantee that the second Phase 3 clinical trial will meet its primary efficacy endpoint. If the results of the second Phase 3 clinical trial for BENLYSTA are negative, we may not have sufficient data to file a Biologics License Application (“BLA”) with the FDA. Even if we determine that the results from the second trial are positive, the FDA may determine that the results from the two trials are insufficient to file a BLA or do not support marketing approval or are insufficient to obtain marketing approval. In March 2009, we reported the results from the second of our two Phase 3 clinical trials for ZALBIN. In that trial, as well as the trial we reported on in December 2008, ZALBIN met its primary efficacy endpoint. In January 2008, we modified the dosing in our two ZALBIN Phase 3 clinical trials. Patients who had been receiving the 1200-mcg dose were moved to the 900-mcg dose based on a recommendation made by our independent Data Monitoring Committee. The recommendation was based on the incidence rate of serious pulmonary adverse events in the 1200-mcg arm of the two ZALBIN trials. Despite our determination that the results from the two ZALBIN trials were positive, the FDA may determine that the results are insufficient to file a BLA or do not support marketing approval or are insufficient to obtain marketing approval. In addition, our partners, Novartis for ZALBIN and GSK for BENLYSTA, may determine that the results of these trials do not warrant further development or commercialization and may terminate their respective collaboration agreements. If the results of these trials are not sufficient to file a BLA and obtain marketing approval for either or both products or if either of our partners terminates its collaboration agreement, our results of operations and business will be materially adversely affected and we may not have sufficient resources to continue development of these or other products.
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
     We expect to continue to incur losses and we cannot assure you that we will ever become profitable on a sustainable basis. A number of our products are in late-stage development; however, it will be several years, if ever, before we are likely to receive continuing revenue from product sales or substantial royalty payments. We will continue to incur substantial expenses relating to research, development and manufacturing efforts and human studies. Depending on the stage of development, our products may require significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.
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
     Before a drug may be marketed in the United States, a drug must be subject to rigorous preclinical testing. The results of this testing must be submitted to the FDA as part of an investigational new drug application, which is reviewed by the FDA before clinical testing in humans can begin. The results of preclinical studies do not predict clinical success. A number of potential drugs have shown promising results in early testing but subsequently failed to obtain necessary regulatory approvals. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.
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
     To date, data obtained from our clinical trials may not be sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. For example, we have submitted a BLA to the FDA for raxibacumab (ABthraxTM) and expect to submit a BLA for ZALBIN, but the studies we have conducted to date may not be sufficient to obtain FDA approval. In addition, based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. For example, in 2005, we discontinued our clinical development of LymphoRad131, a product candidate to treat cancer. We also discontinued development of HGS-TR2J and returned all rights to Kirin Brewery Company, Ltd.
     The development programs for ZALBIN and BENLYSTA have each involved two large-scale, multi-center Phase 3 clinical trials and have been more expensive than our Phase 1 and Phase 2 clinical trials. In December 2008 and March 2009, we announced that we had completed the Phase 3 clinical studies for ZALBIN; in both studies, ZALBIN met its primary efficacy endpoint of non-inferiority to peginterferon alfa-2a. In July 2009, we reported the results from the first of our two Phase 3 clinical trials for BENLYSTA. In that trial, BENLYSTA met its primary efficacy endpoint. We are still conducting a second Phase 3 clinical trial for BENLYSTA and expect to disclose data in November 2009. We cannot assure you that we will be able to complete our BENLYSTA Phase 3 clinical trials successfully or obtain FDA approval of ZALBIN or BENLYSTA, or that FDA approval, if obtained, will not include limitations on the indicated uses for which ZALBIN and/or BENLYSTA may be marketed.
We face risks in connection with our raxibacumab product in addition to risks generally associated with drug development.
     The development of raxibacumab presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies are known to be developing biodefense pharmaceuticals and related products to combat anthrax disease. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. Government and its agencies, the success of raxibacumab will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. In the case of the U.S. Government, executive or legislative action could attempt to impose production and pricing requirements on us. We have entered into a two-phase contract, which may be terminated at any time, to supply raxibacumab, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, we supplied ten grams of raxibacumab to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of raxibacumab for the U.S. Strategic National Stockpile for use in the treatment of anthrax disease. We completed delivery of these doses and the U.S. Government accepted our deliveries. In July 2009, the U.S. Government agreed to purchase an additional 45,000 doses. We also received notification from the FDA that the BLA for raxibacumab has been filed and will receive priority review. We, therefore, have future deliveries to make and ongoing obligations under the contract, including the obligation to obtain FDA approval. We will continue to face risks related to the requirements of the contract. If we are unable to meet our obligations associated with this contract, the U.S. Government will not be required to make future payments related to that order. Although we have received U.S. Government approval for two orders of raxibacumab, we cannot assure you we will receive additional orders.
Because neither we nor any of our collaboration partners have received marketing approval for any product candidate resulting from our research and development efforts, and because we may never be able to obtain any such approval, it is possible that we may not be able to generate any product revenue other than with respect to raxibacumab.
     Although two of our potential products (raxibacumab and ZALBIN) have entered and completed clinical trials, we cannot assure you that any of these products will receive marketing approval. It is possible that we will not receive FDA marketing approval for any of our product candidates even if the results of the clinical trials are positive. All products being developed by our collaboration partners will also require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaboration partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaboration partners may need to successfully address a number of technical challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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
     As part of our September 1996 agreement with GSK, we granted a 50/50 co-development and commercialization option to GSK for certain human therapeutic products that successfully completed Phase 2a clinical trials. In August 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1 (mapatumumab) jointly with us. In April 2008, we announced that we had reacquired all rights to our TRAIL receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in return for a reduction in royalties due to us if Syncria®, a GSK product for which we would be owed royalties, is commercialized. We also announced that our agreement with the pharmaceutical division of Kirin Brewery Company, Ltd. for joint development of antibodies to TRAIL receptor 2 had been terminated. Takeda Pharmaceutical Company, Ltd. has the right to develop HGS-ETR1 in Japan. As a result of these actions, we have assumed full responsibility for the development and commercialization of products based on these antibodies, except for HGS-ETR1 in Japan.
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

Because we currently depend on our collaboration partners for substantial revenue, we may not become profitable on a sustainable basis if we cannot increase the revenue from our collaboration partners or other sources.
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
     Under our present collaboration agreements, we are entitled to certain development and commercialization payments based on our development of the applicable product or certain milestone and royalty payments based on our partners’ development of the applicable product. We may not receive payments under these agreements if we or our collaborators fail to:
•	develop marketable products;

•	obtain regulatory approvals for products; or

•	successfully market products.
     Further, circumstances could arise under which one or more of our collaboration partners may allege that we breached our agreement with them and, accordingly, seek to terminate our relationship with them. Our collaboration partners may also terminate these agreements without cause or if competent scientific evidence or safety risks do not justify moving the applicable product forward. If any one of these agreements terminates, this could adversely affect our ability to commercialize our products and harm our business.
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
     We have recently conducted and are conducting Phase 3 clinical development programs for ZALBIN and BENLYSTA. These development programs include four Phase 3 large-scale, multi-center clinical trials, only three of which have been completed. We rely on our collaborators to reimburse us for approximately half of the expenditures related to these programs. To execute our Phase 3 clinical trial programs, including the filings of BLAs, we increased our development organization expenditures and increased our dependence on third-party contract clinical trial providers. The collaboration agreements with our partners in the development of these two products provide for the reimbursement of approximately half of these increased expenditures. However, our collaborators may not agree with our expenses or may not perform their obligations under our agreements with them. Further, it is difficult to accurately predict or control the amount or timing of these expenditures, and uneven and unexpected spending on these programs may cause our operating results to fluctuate from quarter to quarter. As a result, if we are unable to obtain funding under these agreements on a timely basis, we may be forced to delay, curtail or terminate these Phase 3 clinical trials or the filings of the BLAs, which could adversely affect our ability to commercialize our products and harm our business.
FINANCIAL AND MARKET RISKS
Because of our substantial indebtedness and long-term lease obligations, we may be unable to adjust our strategy to meet changing conditions in the future.
     As of June 30, 2009, we had long-term obligations on our balance sheet of approximately $587.0 million of which $339.0 million ($403.9 million on a face value basis) represents convertible subordinated debt and $248.0 million represents a long-term lease financing for our large scale manufacturing facility. During the year ended December 31, 2008, we made cash interest and principal payments of $11.5 million on our indebtedness and during the three months ended June 30, 2009, we made cash interest and principal payments of $2.2 million on our indebtedness. During the year ended December 31, 2008, we made cash payments of $23.6 million on our long-term lease financing and during the three months ended June 30, 2009, we made cash payments of $6.0 million on our long-term lease financing. In addition, we have operating leases, primarily our long-term operating lease for our headquarters, for which we made cash payments of $27.6 million during the year ended December 31, 2008 and $4.7 million during the three months ended June 30, 2009. Our substantial debt and long-term lease obligations will have several important consequences for our future operations. For instance:
•	payments of interest on, and principal of, our indebtedness and our long-term lease obligations will be substantial and may exceed then current income and available cash;

•	we may be unable to obtain additional future financing for continued clinical trials, capital expenditures, acquisitions or general corporate purposes;

•	we may be unable to withstand changing competitive pressures, economic conditions and governmental regulations; and

•	we may be unable to make acquisitions or otherwise take advantage of significant business opportunities that may arise.
We may not have adequate resources available to repay our outstanding 2 1/4% Convertible Subordinated Notes due 2011 (“2011 Notes”) and our outstanding 2 1/4% Convertible Subordinated Notes due 2012 (“2012 Notes”) at maturity.
     As of June 30, 2009, we had $403.9 million in face value of convertible subordinated debt outstanding, with $197.1 million and $206.8 million due in 2011 and 2012, respectively. Those notes are convertible into our common stock at conversion prices of approximately $15.55 and $17.78 per share, respectively. If our stock price does not exceed the applicable conversion price of those notes, upon maturity, we may need to pay the note holders in cash or restructure some or all of the debt. Since it may be several years, if ever, before we are likely to receive continuing revenue from product sales other than for raxibacumab or substantial royalty payments, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay our debt upon maturity.
To become a successful biopharmaceutical company, we are likely to need additional funding in the future. If we do not obtain this funding on acceptable terms, we may not be able to generate sufficient revenue to repay our convertible debt, to launch and market successfully our products and to continue our biopharmaceutical discovery and development efforts.
     We continue to expend substantial funds on our research and development programs and human studies on current and future drug candidates. If our Phase 3 clinical programs are successful, we will begin to expend significant funds to support pre-launch and commercial marketing activities. We may need additional financing to fund our operating expenses, including pre-commercial launch activities, marketing activities, research and development and capital requirements. In addition, even if our products are successful, if our stock price does not exceed the applicable conversion price when our remaining convertible debt matures, we may need to pay the note holders in cash or restructure some or all of the debt. If we are unable to restructure the debt, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay the remaining debt. We may not be able to obtain additional financing on acceptable terms either to fund operating expenses or to repay the convertible debt. If we raise additional funds by issuing equity securities, equity-linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders and the new debt securities may contain restrictive financial covenants.
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
     We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, the capital and credit markets have been experiencing extreme volatility and disruption. Over the past two years, the volatility and disruption have reached unprecedented levels. We maintain a significant portfolio of investments in short-term investments, marketable debt securities and restricted investments, which are recorded at fair value. Certain of these transactions expose us to credit risk in the event of default of the issuer. To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. In September 2008, Lehman Brothers Holdings,

Inc. (“LBHI”) filed for bankruptcy and the debt securities issued by LBHI experienced a significant decline in market value, which caused an other-than-temporary impairment of our investment in LBHI. As a result, we recorded an impairment charge of $6.3 million during 2008. During the three months ended June 30, 2009, we determined that another investment had incurred an other-than-temporary impairment, and we recorded a charge for impairment of $1.3 million. We sold this security in July 2009. In recent months, certain financial instruments, including some of the securities in which we invest, have sustained downgrades in credit ratings and some high quality short-term investment securities have suffered illiquidity or events of default. Further deterioration in the credit market may have a further adverse effect on the fair value of our investment portfolio. Should any of our short-term investments, marketable securities or restricted investments lose additional value or have their liquidity impaired, it could materially and adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing may not be available on commercially attractive terms or at all.
Some of our operating leases contain financial and restrictive covenants, which may require us to accelerate payment under those agreements or increase the amount of our security deposits and reduce our flexibility or limit our activities.
     Certain of our lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. Under the leases for some of our equipment and our process development and small-scale manufacturing facility, we must maintain minimum levels of unrestricted cash, cash equivalents, marketable securities and net worth. During 2007, we amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. We also pledged additional collateral to another lessor to satisfy the minimum net worth covenant associated with certain other leases. With respect to the small-scale manufacturing facility lease, we increased the amount of our security deposits in 2007 by approximately $1.0 million, raising the level in 2007 to $15.0 million. Under certain circumstances pertaining to this facility lease, if we do not elect to purchase the facility, we could lose either a portion or all of our restricted investments and record a charge to earnings for such a loss.
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
We may be subject to product liability or other litigation, which could result in an inefficient allocation of our critical resources, delay the implementation of our business strategy and, if successful, materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby.
     Our business exposes us to the risk of product liability claims. If any of our product candidates harms people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering our ongoing clinical trials and raxibacumab, but do not have insurance for any of our other commercial activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.

INTELLECTUAL PROPERTY RISKS
If our patent applications do not result in issued patents or if patent laws or the interpretation of patent laws change, our competitors may be able to obtain rights to and commercialize our discoveries.
     Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be subject to challenge, if they do issue. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets outside the United States, such as Europe and Japan. In the United States, Congress is considering significant changes to U.S. intellectual property laws which could affect the extent and scope of existing protections for biotechnology products and processes. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of litigation and administrative proceedings relating to the scope of protection of our patents and those of others in both the United States and in the rest of the world.
     We are involved in a number of interference proceedings brought by the United States Patent and Trademark Office (“PTO”) and may be involved in other interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. For example, we are involved in interferences in the United States with both Genentech, Inc. and Immunex Corporation, a wholly-owned subsidiary of Amgen, Inc., related to products based on TRAIL Receptor 2 (such as HGS-ETR2). In four of these interferences, we have initiated district court litigation to review adverse decisions by the PTO. In two of these cases, we are also seeking appellate review of a jurisdictional issue decided by the district court. Additional litigation related to these TRAIL Receptor 2 interferences is likely.
     We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in European opposition proceedings against an issued patent of Biogen Idec. In this opposition, the European Patent Office (“EPO”) found the claims of Biogen Idec’s patent to be valid. The claims relate to a method of treating autoimmune diseases using an antibody to BLyS (such as BENLYSTA). We and GSK have entered into a definitive license agreement with Biogen Idec that provides for an exclusive license to this European patent. This patent is still under appeal in Europe. We also are involved in an opposition proceeding brought by Eli Lilly and Company with respect to our European patent related to BLyS compositions, including antibodies. In 2008, the Opposition Division of the EPO held our patent invalid. We have appealed this decision. In addition, Eli Lilly and Company instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent; in this proceeding the United Kingdom trial court found the patent invalid. We have appealed this decision.
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
     We cannot assure you that we will be successful in any of these proceedings. Moreover, any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, such litigation or proceeding may allow others to use our discoveries or develop or commercialize our products. Changes in, or different interpretations of, patent laws in the United States and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products or prevent us from using or commercializing our discoveries and products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.
If others file patent applications or obtain patents similar to ours, then the United States Patent and Trademark Office may deny our patent applications, or others may restrict the use of our discoveries.
     We are aware that others, including universities and companies working in the biotechnology and pharmaceutical fields, have filed patent applications and have been granted patents in the United States and in other countries that cover subject matter potentially useful or necessary to our business. Some of these patents and patent applications claim only specific products or methods of making products, while others claim more general processes or techniques useful in the discovery and manufacture of a variety of products. The risk of third parties obtaining additional patents and filing patent applications will continue to increase as the biotechnology industry expands. We cannot predict the ultimate scope and validity of existing patents and patents that may be granted to third parties, nor can we predict the extent to which we may wish or be required to obtain licenses to such patents, or the availability and cost of acquiring such licenses. To the extent that licenses are required, the owners of the patents could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products. We believe that there will continue to be significant litigation in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources.
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
     A significant portion of our future revenue may be derived from royalty payments from our collaboration partners. These partners face the same patent protection issues that we and other biotechnology or pharmaceutical companies face. As a result, we cannot assure you that any product developed by our collaboration partners will be patentable, and therefore, revenue from any such product may be limited, which would reduce the amount of any royalty payments. We also rely on our collaboration partners to effectively prosecute their patent applications. Their failure to obtain or protect necessary patents could also result in a loss of royalty revenue to us.
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
     Regulations in the United States and other countries have a significant impact on our research, product development and manufacturing activities and will be a significant factor in the marketing of our products. All of our products require regulatory approval prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and similar regulatory authorities in other countries, such as Europe and Japan. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our ability to commercialize our products in a timely manner, or at all.
     Marketing Approvals. Before a product can be marketed and sold in the United States, the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application or a biologics license application, depending on the type of drug. In responding to a new drug application or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, or at all.
     In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with current good manufacturing practices (“cGMPs”), reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, any of which could materially adversely affect our business.
     Foreign Regulation. We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be just as rigorous, costly and uncertain as in the United States.
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
OTHER RISKS RELATED TO OUR BUSINESS
Many of our competitors have substantially greater capabilities and resources and may be able to develop and commercialize products before we do or develop generic drugs that are similar to our products.
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
     We are aware of existing products and products in research or development by our competitors that address the diseases we are targeting. Any of these products may compete with our product candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology or drugs under development obsolete or noncompetitive. In addition, our albumin fusion protein product is designed to be a longer-acting version of existing products. The existing products in many cases have an established market that may make the introduction of our product more difficult.
     If our products are approved and marketed, we may also face risks from generic drug manufacturers. Legislation currently pending in the United States Congress and regulatory and legislative activity in other countries may make it easier for generic drug manufacturers to manufacture and sell in the United States biological drugs similar or identical to ZALBIN and BENLYSTA, which might affect the profitability or commercial viability of our products.
If any of our product candidates for which we receive regulatory approval do not achieve broad market acceptance (including as a result of failing to differentiate our products from competitor products or as a result of failing to obtain reimbursement rates for our products that are competitive from the healthcare provider’s perspective), the revenues we generate from their sales will be limited and our business may not be profitable.
     Our success will depend in substantial part on the extent to which our products for which we obtain marketing approval from the FDA and comparable foreign regulatory authorities are accepted by the medical community and reimbursed by third-party payors, including government payors. The degree of market acceptance will depend upon a number of factors, including, among other things:
•	our product’s perceived advantages over existing treatment methods (including relative convenience and ease of administration and prevalence and severity of any adverse side effects);

•	claims or other information (including limitations or warnings) in our product’s approved labeling;

•	reimbursement and coverage policies of government and other third-party payors;

•	pricing and cost-effectiveness;

•	in the United States, the ability of group purchasing organizations, or GPOs (including distributors and other network providers), to sell our products to their constituencies;

•	the establishment and demonstration in the medical community of the safety and efficacy of our products and our ability to provide acceptable evidence of safety and efficacy;

•	availability of alternative treatments; and

•	the prevalence of off-label substitution of biologically equivalent products.
     We cannot predict whether physicians, patients, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize any of our products. If our products are approved but do not achieve an adequate level of acceptance by these parties, we may not generate sufficient revenues from these products to become or remain profitable. In addition, our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful.
If the health care system or reimbursement policies change, the prices of our potential products may be lower than expected and our potential sales may decline.

     The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the United States, a number of proposals have been made to reduce the regulatory burden of follow-on biologics, which could affect the prices and sales of our products in the future. Additional and broad health care proposals currently are being considered by the United States Congress. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.
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
We may be unable to successfully establish commercial manufacturing capability and may be unable to obtain required quantities of our product candidates for commercial use.
     We have not yet manufactured any products approved for commercial use and, except for raxibacumab, have limited experience in manufacturing materials suitable for commercial use. We have only limited experience manufacturing in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with cGMP requirements for commercial production. We may not be able to successfully establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements.
     While we have expanded our manufacturing capabilities, we have previously contracted and may in the future contract with third-party manufacturers or develop products with collaboration partners and use the collaboration partners’ manufacturing capabilities. If we use others to manufacture our products, we will depend on those parties to comply with cGMPs, and other regulatory requirements and to deliver materials on a timely basis. These parties may not perform adequately. Any failures by these third parties may delay our development of products or the submission of these products for regulatory approval.
We may be unable to fulfill the terms of our agreement with Hospira, Inc. and other agreements, if any, with potential customers for manufacturing process development and supply of selected biopharmaceutical products.
     We have entered into agreements for manufacturing process development, clinical and commercial supply of certain biopharmaceutical products, including an agreement with Hospira, Inc., and may enter into similar agreements with other potential customers. We may not be able to successfully manufacture products under the agreement with Hospira or under other agreements, if any. We have not yet manufactured any products approved for commercial use and, except for raxibacumab, have limited experience in manufacturing materials suitable for commercial use. We have limited experience manufacturing in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with cGMP requirements for commercial production. We may not be able to enter into additional agreements with other customers. Hospira or any future customer may decide to discontinue the products contemplated under the agreements, and therefore we may not receive revenue from these agreements.
Because we currently have only a limited marketing capability, we may be unable to sell any of our products effectively.
     We do not have any marketed products, although we have sold raxibacumab to the U.S. Government. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. GSK, Novartis and others have co-marketing rights with respect to certain of our products. If we decide to market any products, either independently or together with partners, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.
Because we depend on third parties to conduct many of our human studies, we may encounter delays in or lose some control over our efforts to develop products.
     We are dependent on third-party research organizations to conduct most of our human studies. We have engaged contract research organizations to manage our global Phase 3 clinical studies. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for the management of these human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete the activities on schedule.
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
Because our stock price has been and will likely continue to be highly volatile, the market price of our common stock may be lower or more volatile than you expected.
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. Since June 30, 2008, the closing price of our common stock has been as low as $0.48 per share and as high as $14.64 per share. The market price of our common stock could fluctuate widely because of:
•	future announcements about our company or our competitors, including the results of testing, clinical trials, technological innovations or new commercial products;

•	negative regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ products;

•	changes in government regulations;

•	developments in our relationships with our collaboration partners;

•	developments affecting our collaboration partners;

•	announcements relating to health care reform and reimbursement levels for new drugs;

•	our failure to acquire or maintain proprietary rights to the gene sequences we discover or the products we develop;

•	litigation; and

•	public concern as to the safety of our products.

The stock market has experienced price and volume fluctuations that have particularly affected the market price for many emerging and biotechnology companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than you expected.
We may issue additional equity or equity-linked securities and thereby materially and adversely affect the price of our common stock.
     Sales of substantial amounts of shares of our common stock or securities convertible into or exchangeable for our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and may continue to use our common stock or securities convertible into or exchangeable for our common stock to acquire technology, product rights or businesses, or for other purposes. Our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2009, we had 136,056,184 shares of common stock outstanding. In addition, an aggregate of approximately 24,306,115 shares of our common stock are issuable upon conversion of our outstanding 2011 Notes and outstanding 2012 Notes; 30,805,049 shares of our common stock are issuable upon the exercise of options outstanding as of June 30, 2009, having a weighted-average exercise price of $13.75 per share, including 3,970,153 stock options granted during the six months ended June 30, 2009 with a weighted-average grant date fair value of $0.36 per share; and 214,436 shares of our common stock are issuable upon the vesting of restricted stock unit awards outstanding as of June 30, 2009). If we issue additional equity securities, the price of our common stock may be materially and adversely affected and the holdings of our existing stockholders would be diluted.
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
     Provisions of our certificate of incorporation and bylaws, as well as Section 203 of the Delaware General Corporation Law, may discourage, delay or prevent a change in control of our company that you as a stockholder may consider favorable and may be in your best interest. Our certificate of incorporation and bylaws contain provisions that:
•	authorize the issuance of up to 20,000,000 shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and discourage a takeover attempt;

•	limit who may call special meetings of stockholders; and

•	establish advance notice requirements for nomination of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholders’ meetings.

Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders, held on May 6, 2009, the following members were re-elected to the Board of Directors:

	Affirmative Votes	Votes Withheld

Richard Danzig	103,175,817	5,738,439
Jürgen Drews	58,870,424	50,043,832
Maxine Gowen	105,658,486	3,255,770
Tuan Ha-Ngoc	101,793,530	7,120,725
Argeris Karabelas	100,016,817	8.897,439
John LaMattina	106,452,178	2,462,078
Augustine Lawlor	101,682,859	7,231,397
David Southwell	106,343,930	2,570,326
H. Thomas Watkins	103,163,723	5,750,533
Robert C. Young	101,585,542	7,318,714
     The following proposals were approved at our Annual Meeting of Shareholders:

	Affirmative	Negative		Broker
	Votes	Votes	Abstentions	Non-Votes
Approval of the Company’s Amended and Restated Stock Incentive Plan.	58,761,765	17,639,207	156,142	—

	Affirmative	Negative		Broker
	Votes	Votes	Abstentions	Non-Votes
Approval of an amendment and restatement of the Company’s Employee Stock Purchase Plan.	75,504,438	929,305	123,372	—

	Affirmative	Negative		Broker
	Votes	Votes	Abstentions	Non-Votes
Ratification of the selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009.	107,682,258	889,962	342,036	—

Item 6. Exhibits

12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

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

Dated: July 27, 2009

EXHIBIT INDEX
Exhibit Page Number

12.1	Ratio of Earnings to Fixed Charges.

31i.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31i.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.