Form 10-Q
period 2009-09-30
HUMAN GENOME SCIENCES INC
filed 2009-10-29
CIK 901219

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009	Commission File Number 0-22962
HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware (State of organization)	22-3178468 (I.R.S. Employer Identification Number)
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
Yes ☐   No ☑
     The number of shares of the registrant’s common stock outstanding on September 30, 2009 was 165,011,468.

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
		2008		2008
	2009	(As adjusted)	2009	(As adjusted)
	(dollars in thousands, except share and per share amounts)
Revenue:
Product sales	$—	$—	$136,381	$—
Manufacturing and development services	8,668	—	45,294	—
Research and development collaborative agreements	10,166	11,674	41,117	35,516

Total revenue	18,834	11,674	222,792	35,516

Costs and expenses:
Cost of product sales	—	—	14,569	—
Cost of manufacturing and development services	7,331	—	17,239	—
Research and development expenses	34,794	54,322	131,379	194,605
General and administrative expenses	14,673	15,662	41,754	46,005
Facility-related exit costs	—	—	11,434	—

Total costs and expenses	56,798	69,984	216,375	240,610

Income (loss) from operations	(37,964)	(58,310)	6,417	(205,094)

Investment income	3,137	5,989	10,354	18,584
Interest expense	(14,409)	(15,811)	(43,958)	(46,966)
Charge for impaired investment	—	(6,049)	(1,250)	(6,049)
Gain on extinguishment of debt	—	—	38,873	—
Gain on sale of long-term equity investment	—	—	5,259	32,518
Other income (expense)	233	—	(295)	—

Income (loss) before taxes	(49,003)	(74,181)	15,400	(207,007)
Provision for income taxes	—	—	—	—

Net income (loss)	$(49,003)	$(74,181)	$15,400	$(207,007)

Basic net income (loss) per share	$(0.32)	$(0.55)	$0.11	$(1.53)

Diluted net income (loss) per share	$(0.32)	$(0.55)	$0.11	$(1.53)

Weighted average shares outstanding, basic	154,513,251	135,486,677	142,104,996	135,371,579

Weighted average shares outstanding, diluted	154,513,251	135,486,677	145,537,847	135,371,579

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$217,794	$15,248
Short-term investments	191,286	22,691
Collaboration receivables	9,885	22,076
Accounts receivable	5,541	2,871
Inventory	8,658	—
Prepaid expenses and other current assets	5,007	5,280

Total current assets	438,171	68,166

Marketable securities	218,569	265,640
Property, plant and equipment (net of accumulated depreciation and amortization)	264,898	274,315
Restricted investments	69,578	69,360
Long-term equity investments	2,977	2,606
Other assets	4,664	6,745

TOTAL ASSETS	$998,857	$686,832

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$37,376	$55,434
Accrued payroll and related taxes	20,102	18,574
Accrued exit expenses	7,022	2,952
Deferred revenues	43,224	43,746

Total current liabilities	107,724	120,706

Convertible subordinated debt	344,366	417,597
Lease financing	248,118	246,477
Deferred revenues, net of current portion	900	29,563
Accrued exit expenses, net of current portion	7,962	2,075
Other liabilities	8,203	6,718

Total liabilities	717,273	823,136

Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	1,650	1,357
Additional paid-in capital	2,448,749	2,059,154
Accumulated other comprehensive income (loss)	8,110	(4,490)
Accumulated deficit	(2,176,925)	(2,192,325)

Total stockholders’ equity (deficit)	281,584	(136,304)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$998,857	$686,832

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
		2008
	2009	(As adjusted)
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$15,400	$(207,007)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	9,547	13,948
Depreciation and amortization	16,092	15,653
Amortization of debt discount	16,495	17,944
Charge for impaired investment	1,250	6,049
Gain on extinguishment of debt	(38,873)	—
Facility-related exit costs	11,434	—
Gain on sale of long-term equity investment	(5,259)	(32,518)
Accrued interest on short-term investments, marketable securities and restricted investments	635	1,170
Gain on sale of short-term investments and marketable securities	(1,994)	—
Non-cash expenses and other	3,103	1,634
Changes in operating assets and liabilities:
Accounts receivable	(2,670)	(8,682)
Collaboration receivables	12,191	14,522
Inventory	(8,658)	—
Prepaid expenses and other assets	516	1,573
Accounts payable and accrued expenses	(17,419)	16,230
Accrued payroll and related taxes	1,528	1,586
Deferred revenues	(29,185)	(33,706)
Accrued exit expenses	(1,298)	(1,590)
Other liabilities	1,422	1,486

Net cash used in operating activities	(15,743)	(191,708)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(250,056)	(15,065)
Proceeds from sale and maturities of short-term investments and marketable securities	139,107	150,256
Proceeds from sale of long-term equity investment	5,259	47,336
Capital expenditures — property, plant, and equipment	(7,591)	(8,540)
Release of restricted investments	3,291	—

Net cash provided by (used in) investing activities	(109,990)	173,987

Cash flows from financing activities:
Purchase of restricted investments	(25,503)	(23,976)
Proceeds from sale and maturities of restricted investments	23,533	22,157
Proceeds from issuance of common stock	380,262	4,035
Extinguishment of long-term debt	(49,998)	—
Purchase of treasury stock	(15)	(105)

Net cash provided by financing activities	328,279	2,111

Net increase (decrease) in cash and cash equivalents	202,546	(15,610)
Cash and cash equivalents- beginning of period	15,248	34,815

Cash and cash equivalents- end of period	$217,794	$19,205

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Nine months ended September 30,
	2009	2008
	(dollars in thousands)
Cash paid during the period for:
Interest	$25,416	$25,718
Income taxes	$—	$—
During the nine months ended September 30, 2009 and 2008, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $1,641 and $1,808, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase during this period.
During the nine months ended September 30, 2009 and 2008, the Company recorded non-cash accretion of $862 and $367, respectively, related to its exit accrual for certain space.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months ended September 30, 2009 and 2008, the Company’s financial position at September 30, 2009, and the cash flows for the nine months ended September 30, 2009 and 2008. These adjustments are of a normal recurring nature. Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the audited financial statements included in the Company’s Current Report on Form 8-K (Exhibit 99.3) filed with the Securities and Exchange Commission on July 27, 2009 (“July 2009 Form 8-K”).
The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of future financial results. The Company anticipates that any significant revenue or income through at least 2010 may be limited to raxibacumab (formerly ABthraxTM) revenue, payments under collaboration agreements (to the extent milestone are met), cost reimbursements from GlaxoSmithKline (“GSK”) and Novartis International Pharmaceutical Ltd. (“Novartis”), payments from the license of product rights, payments under manufacturing agreements, such as its agreement with Hospira, Inc., investment income and other payments from other collaborators and licensees under existing or future arrangements, to the extent that the Company enters into any future arrangements. The Company expects to continue to incur substantial expenses relating to its research and development efforts and expects to incur increased expenses relating to its commercialization efforts. As a result, the Company expects to incur significant losses over at least the next two years unless it is able to realize additional revenues under existing or any future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results for any other period.
The Company’s significant accounting policies are described in Note B of the Notes to the Consolidated Financial Statements included in its consolidated financial statements included in the July 2009 Form 8-K. In addition, the following additional significant accounting policies are now applicable:
Revenue
Product sales
Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and the Company has no further performance obligations.
Manufacturing and development services
As part of its raxibacumab contract with the United States Government (“USG”) and the Biomedical Advanced Research and Development Authority (“BARDA”), the Company performed a variety of drug development services primarily relating to the conduct of animal and human studies. Upon BARDA’s acceptance of the initial raxibacumab delivery, the Company became entitled to bill the USG for the drug development work previously performed, and recorded this as manufacturing and development services revenue during the nine months ended September 30, 2009. The Company will record additional development revenue as services are performed.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies (continued)
The Company has entered into agreements with certain commercial parties for manufacturing process development, clinical and commercial supply of certain biopharmaceutical products. Revenue under these agreements is recognized as services are performed or products delivered, depending on the nature of the work contracted, using a proportional performance method of accounting. Performance is assessed using output measures such as units-of-work performed to date as compared to total units-of-work contracted. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.
Cost of Sales
Cost of product sales
Except for raxibacumab as described below, the Company does not capitalize inventory costs associated with commercial supplies of drug product until it has received marketing approval from the U.S. Food and Drug Administration (“FDA”). Prior to these approvals, the cost of manufacturing drug product is recognized as research and development expenses in the period that the cost is incurred. Therefore, manufacturing costs incurred prior to product approval are not included in cost of product sales when revenue is recognized from the sale of that drug product.
In the case of the raxibacumab initial order, the Company did not capitalize inventory costs as it had manufactured all of the product prior to receiving USG authorization to ship to the Strategic National Stockpile (“SNS”). The Company did not capitalize inventory costs associated with additional production of raxibacumab until it received the follow-on order from the USG in July 2009. Because raxibacumab has been authorized to ship to the SNS, the cost of manufacturing additional drug product is recognized as cost of product sales when revenue is recognized rather than research and development expenses in the period that the cost is incurred.
Cost of product sales includes royalties paid or payable to third parties based on the sales levels of certain products.
Cost of manufacturing and development services
Cost of manufacturing and development services represents costs associated with the Company’s contract manufacturing arrangements and other development services. The costs associated with work previously performed to conduct animal and human studies for raxibacumab were recognized as research and development expenses in the period that the costs were incurred. Therefore, these pre-acceptance development costs are not included in cost of manufacturing and development services for the nine months ended September 30, 2009. The Company is recording additional raxibacumab development services costs as incurred.
Inventory
The Company has capitalized inventory costs incurred for raxibacumab produced subsequent to receiving the follow-on order from the USG in July 2009. Inventory includes material, labor, other direct and indirect costs and is valued using the first-in, first-out method. As of September 30, 2009, the inventory balance of $8,658 represents work in process.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FASB ASC” or “Codification”). The Codification, which was released on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“U.S. GAAP”), superseding various existing authoritative accounting pronouncements. The Codification eliminates the U.S. GAAP hierarchy contained in FASB Statement No. 162 and establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. There has been no change to the Company’s consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in the consolidated financial statements.
In April 2009, the FASB issued authoritative accounting guidance on how to determine the fair value of assets and liabilities in the current economic environment, which reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. Additional guidance issued in April 2009 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The FASB also issued guidance to enhance the disclosure of financial instruments for both interim and annual periods. The adoption of this guidance during the nine months ended September 30, 2009 had no material effect on the Company’s consolidated results of operations, financial position or liquidity.
In June 2008, the FASB issued authoritative guidance which mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. The adoption of this guidance as of January 1, 2009 had no material effect on the Company’s consolidated results of operations, financial position or liquidity.
In February 2008, the FASB issued guidance which delayed the effective date of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for most non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The implementation of FASB ASC Topic 820 for non-financial assets and non-financial liabilities had no material effect on the Company’s consolidated results of operations, financial position or liquidity.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 2. Change in Accounting for Convertible Debt
The FASB’s authoritative guidance issued in June 2008 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as non-cash interest expense.
The Company adopted this guidance effective January 1, 2009 and retrospectively applied it to all periods presented. As a result of the adoption, the Company recorded a debt discount of $174,930 with an offsetting increase to stockholder’s equity (deficit) at the issue date of the 2 1/4% Convertible Subordinated Notes due October 2011 (“2 1/4% Notes due 2011”) and the 2 1/4% Convertible Subordinated Notes due August 2012 (“2 1/4% Notes due 2012”). The debt discount is being amortized to interest expense over the term of the convertible notes, resulting in an effective interest rate of approximately 8.1% for the 2 1/4% Notes due 2011 and 9.7% for the 2 1/4% Notes due 2012. The Company recorded an increase in additional paid-in capital of $169,651 and an increase in accumulated deficit of $5,768 as of January 1, 2006. As a result, the Company has adjusted its 2006, 2007 and 2008 consolidated financial statements.
The Company’s net loss for the three months ended September 30, 2009 of $49,003, or $0.32 per basic and diluted share, includes amortization of debt discount recorded as a result of this adjustment of $5,332, or $0.03 per basic and diluted share. The Company’s net income for the nine months ended September 30, 2009 of $15,400, or $0.11 per basic and diluted share, includes amortization of debt discount recorded as a result of this adjustment of $16,495, or $0.12 per basic share and $0.11 per share diluted share.
The table below sets forth the effect of the retrospective application of the FASB guidance on the applicable line items within the consolidated statement of operations:

	Three months ended September 30, 2008
	As previously
	reported	Adjustments	As adjusted
Research and development expenses	$54,185	$137	$54,322
Income (loss) from operations	(58,173)	(137)	(58,310)
Interest expense	(9,880)	(5,931)	(15,811)
Net income (loss)	(68,113)	(6,068)	(74,181)

Basic and diluted net income (loss) per share	$(0.50)	$(0.05)	$(0.55)

	Nine months ended September 30, 2008
	As previously
	reported	Adjustments	As adjusted
Research and development expenses	$194,194	$411	$194,605
Income (loss) from operations	(204,683)	(411)	(205,094)
Interest expense	(29,589)	(17,377)	(46,966)
Net income (loss)	(189,219)	(17,788)	(207,007)

Basic and diluted net income (loss) per share	$(1.40)	$(0.13)	$(1.53)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 2. Change in Accounting for Convertible Debt (continued)
The table below sets forth the effect of the retrospective application of the FASB guidance on the applicable line items within the consolidated statement of cash flows:

	Nine months ended September 30, 2008
	As previously
	reported	Adjustments	As adjusted
Net income (loss)	$(189,219)	$(17,788)	$(207,007)
Depreciation and amortization	15,809	(156)	15,653
Amortization of debt discount	—	17,944	17,944
Note 3. Comprehensive Income (Loss)
The Company’s unrealized gains or losses on available-for-sale short-term investments, marketable securities and long-term equity investments and cumulative foreign currency translation adjustment activity are required to be included in other comprehensive income.
During the three and nine months ended September 30, 2009 and 2008, total comprehensive income (loss) amounted to:

	Three months ended		Nine months ended
	September 30,		September 30,
		2008		2008
	2009	(As adjusted)	2009	(As adjusted)

Net income (loss)	$(49,003)	$(74,181)	$15,400	$(207,007)

Net realized and unrealized gains (losses):
Short-term investments and marketable securities	2,544	(13,498)	11,149	(14,262)
Long-term investments	—	(243)	—	(346)
Restricted investments	308	(670)	1,595	(541)
Foreign currency translation	2	(17)	595	7

Subtotal	2,854	(14,428)	13,339	(15,142)

Reclassification adjustments for (gains) losses realized in net income (loss)	134	(651)	(739)	(721)

Total comprehensive income (loss)	$(46,015)	$(89,260)	$28,000	$(222,870)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 4. Investments
Available-for-sale investments, including accrued interest, at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$7,979	$13	$—	$7,992
Government-sponsored enterprise securities	79,638	1,293	(45)	80,886
Corporate debt securities	102,314	688	(594)	102,408

Subtotal — Short-term investments	189,931	1,994	(639)	191,286

Government-sponsored enterprise securities	101,868	2,113	(99)	103,882
Corporate debt securities	112,602	2,193	(108)	114,687

Subtotal — Marketable securities	214,470	4,306	(207)	218,569

Investment in VIA Pharmaceuticals	—	36	—	36

Cash and cash equivalents	11,033	—	—	11,033
U.S. Treasury and agencies	1,016	1	—	1,017
Government-sponsored enterprise securities	10,441	352	(1)	10,792
Corporate debt securities	45,380	1,374	(18)	46,736

Subtotal — Restricted investments.	67,870	1,727	(19)	69,578

Total	$472,271	$8,063	$(865)	$479,469

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
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

See Note 7, Long-Term Debt, for the fair value of the Company’s financial liabilities.
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
For the Traville and LSM leases, the Company is required to maintain restricted investments of at least $46,000, or $39,500 if in the form of cash, in order to satisfy the security deposit requirements of these leases. In addition, the Company is also required to maintain $15,000 in restricted investments with respect to leases for its small-scale manufacturing facility. The Company’s restricted investments were $69,578 and $69,360 as of September 30, 2009 and December 31, 2008, respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 4. Investments (continued)
Short-term investments, Marketable securities and Restricted investments — unrealized losses
The Company’s gross unrealized losses and fair value of investments with unrealized losses were as follows:

	September 30, 2009
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$10,885	$(45)	$—	$—	$10,885	$(45)
Corporate debt securities	14,440	(15)	26,418	(579)	40,858	(594)

Subtotal — Short-term investments	25,325	(60)	26,418	(579)	51,743	(639)

Government-sponsored enterprise securities	27,950	(99)	—	—	27,950	(99)
Corporate debt securities	12,800	(64)	4,029	(44)	16,829	(108)

Subtotal — Marketable securities	40,750	(163)	4,029	(44)	44,779	(207)

Government-sponsored enterprise securities	—	—	387	(1)	387	(1)
Corporate debt securities	2,996	(9)	1,024	(9)	4,020	(18)

Subtotal — Restricted investments	2,996	(9)	1,411	(10)	4,407	(19)

Total	$69,071	$(232)	$31,858	$(633)	$100,929	$(865)

	December 31, 2008
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$—	$—	$962	$(22)	$962	$(22)
Corporate debt securities	6,543	(284)	145	(13)	6,688	(297)

Subtotal — Short-term investments	6,543	(284)	1,107	(35)	7,650	(319)

U.S. Treasury and agencies	7,540	(455)	—	—	7,540	(455)
Government-sponsored enterprise securities	1,714	(4)	11,259	(258)	12,973	(262)
Corporate debt securities	77,637	(4,597)	39,334	(3,554)	116,971	(8,151)

Subtotal — Marketable securities	86,891	(5,056)	50,593	(3,812)	137,484	(8,868)

Government-sponsored enterprise securities	2,975	(5)	337	(6)	3,312	(11)
Corporate debt securities	19,002	(637)	4,016	(40)	23,018	(677)

Subtotal — Restricted investments	21,977	(642)	4,353	(46)	26,330	(688)

Total	$115,411	$(5,982)	$56,053	$(3,893)	$171,464	$(9,875)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 4. Investments (continued)
During the nine months ended September 30, 2009, the Company decided to sell a corporate bond in its available-for-sale portfolio that had an unrealized loss. Upon making the decision to sell, the Company recorded a charge for impaired investment of $1,250 which is reflected in the consolidated statement of operations. The Company has evaluated its other investments and has determined that no other investments have an other-than-temporary impairment, as it has no intent to sell other securities with unrealized losses and it is not more likely than not that the Company will be required to sell any additional securities with unrealized losses, given the Company’s current and anticipated financial position.
The Company owned 185 available-for-sale U.S. Treasury obligations, government-sponsored enterprise securities and corporate debt securities at September 30, 2009. Of these 185 securities, 38 had unrealized losses at September 30, 2009.
The Company’s equity investments in privately-held companies for which no readily available fair value information is available are carried at cost. There were no events or circumstances during the nine months ended September 30, 2009 that would have a significant adverse effect on the fair value of these investments. Long-term equity investments of publicly-traded companies are carried at market value based on quoted market prices and unrealized gains and losses for these investments are reported as a separate component of stockholders’ equity until realized.
Other Information
The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investments at September 30, 2009:

	Short-term		Marketable		Restricted
	Investments		Securities		Investments
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Less than one year	$189,931	$191,286	$—	$—	$20,188	$20,394
Due in year two through year three	—	—	138,744	141,877	40,628	41,784
Due in year four through year five	—	—	21,860	22,279	6,110	6,448
Due after five years	—	—	53,866	54,413	944	952

Total	$189,931	$191,286	$214,470	$218,569	$67,870	$69,578

The Company’s short-term investments include mortgage-backed securities with an aggregate cost of $42,349 and an aggregate fair value of $43,476 at September 30, 2009. The Company’s marketable securities include mortgage-backed securities with an aggregate cost of $48,392 and an aggregate fair value of $49,680 at September 30, 2009. The Company’s restricted investments include mortgage-backed securities with an aggregate cost of $4,625 and an aggregate fair value of $4,778 at September 30, 2009. These securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 4. Investments (continued)
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and nine months ended September 30, 2009 and 2008, and their respective net proceeds were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Proceeds on sale of investments prior to maturity	$167,150	$76,197	$329,730	$133,222
Realized gains	41	734	1,718	988
Realized losses	(175)	(83)	(979)	(267)
The cost of the securities sold is based on the specific identification method.
Note 5. Collaboration Agreements, License Agreement and U.S. Government Agreement
Collaboration Agreement with Novartis
During 2006, the Company entered into an agreement with Novartis for the co-development and commercialization of ZALBINTM (formerly Albuferon®). Under the agreement, the Company and Novartis will co-commercialize ZALBIN in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay the Company a royalty on those sales. The Company will have primary responsibility for the bulk manufacture of ZALBIN, and Novartis will have primary responsibility for commercial manufacturing of the finished drug product. The Company is entitled to payments aggregating up to approximately $507,500, including a non-refundable up-front license fee, upon the successful attainment of certain milestones. The Company and Novartis share clinical development costs. The Company received an up-front license fee of $45,000 in 2006. Including the up-front fee, as of September 30, 2009 the Company has contractually earned and received payments aggregating $132,500. Subsequent to September 30, 2009, the Company achieved a development milestone under the agreement with Novartis which entitles the Company to receive $75,000. The Company is recognizing these payments as revenue ratably over the estimated remaining development period, estimated to end in the fall of 2010. The Company recognized revenue of $8,852 and $26,556 for both the three and nine months ended September 30, 2009 and 2008, respectively.
Collaboration Agreement with GSK
During 2006, the Company entered into an agreement with GSK for the co-development and commercialization of BENLYSTATM (formerly LymphoStat-B®) arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK will share in Phase 3 and 4 development costs, sales and marketing expenses and profits of any product commercialized under the agreement. The Company will have primary responsibility for bulk manufacturing and for commercial manufacturing of the finished drug product. In July 2009, the Company completed one Phase 3 clinical trial and is conducting a second Phase 3 clinical trial. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and is recognizing this payment as revenue over the remaining clinical development period, estimated to end in 2010. The Company recognized revenue relating to this payment of $1,033 and $1,636 for the three months ended September 30, 2009 and 2008, respectively. The Company recognized revenue relating to this payment of $3,703 and $4,909 for the nine months ended September 30, 2009 and 2008, respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 5. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
Collaboration reimbursements
Research and development expenses for the three months ended September 30, 2009 and 2008 are net of $7,444 and $21,051, respectively, of costs reimbursed by Novartis and GSK. Research and development expenses for the nine months ended September 30, 2009 and 2008 are net of $28,698 and $64,059, respectively, of costs reimbursed by Novartis and GSK.
U.S. Government Agreement
During 2006, the USG exercised its option under the second phase of a 2005 contract to purchase 20,001 doses of raxibacumab for the SNS. Under this two-phase contract, the Company has supplied raxibacumab, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the USG. Under the first phase of the contract, the Company supplied ten grams of raxibacumab to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. In 2006, the Company received and recognized $308 of revenue relating to the completion of testing of the evaluation material. Along with the cost to manufacture the 20,001 therapeutic courses, the Company has incurred all of the costs to conduct several animal and human studies as part of this contract. During the nine months ended September 30, 2009, the Company received authorization from BARDA to ship raxibacumab to the SNS and delivered all of the 20,001 doses. During the nine months ended September 30, 2009, the Company recognized $136,381 in product revenue and $26,050 in manufacturing and development services revenue related to the work to conduct the animal and human studies and other raxibacumab activities. The Company completed delivery under this contract during the second quarter of 2009. The Company expects to receive approximately $10,000 if the Company obtains licensure by FDA.
In July 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period, beginning near the end of 2009. The Company expects to receive approximately $152,000 from this order as deliveries are completed.
With respect to the initial 2006 order for raxibacumab, the Company incurred substantially all of the product and service costs prior to 2009, and expensed these costs as incurred. The Company incurred royalty costs in 2009, which are included in cost of product sales. In addition, the Company has recorded as cost of product sales the expenses associated with manufacturing additional raxibacumab, prior to receiving the follow-on order in July 2009.
Aegera Agreement
During 2007, the Company entered into a collaboration and license agreement with Aegera Therapeutics, Inc. (“Aegera”) of Montreal, Canada under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a three-year research period. Under the agreement, the Company paid Aegera an aggregate of $20,000 for the license and for an equity investment in Aegera. The Company allocated $16,852 to the license fee and $3,148 to the investment. The value per share assigned to this investment was equal to the value per share obtained by Aegera through external financing earlier in 2007. Aegera will be entitled to receive up to $295,000 in future development and commercial milestone payments, including a $5,000 milestone payment made by the Company during 2008. Aegera will receive royalties on net sales in the Company’s territory. In North America, Aegera will have the option to co-promote with the Company, under which Aegera will share certain expenses and profits in lieu of its royalties. The Company incurred and expensed research costs of $584 and $562 related to the Aegera agreement during the three months ended September 30, 2009 and 2008, respectively, and incurred and expensed research costs of $1,751 and $1,686 during the nine months ended September 30, 2009 and 2008 respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 5. Collaboration Agreements, License Agreement and U.S. Government Agreement (continued)
Agreement with Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys)
In 2008, Teva Pharmaceutical Industries Ltd. (“Teva”) acquired all the outstanding stock of CoGenesys, Inc. (“CoGenesys”) and CoGenesys became a wholly-owned subsidiary of Teva called Teva Biopharmaceutical USA, Inc. (“Teva Bio”). The Company had sold its CoGenesys division in 2006 and entered into a license agreement, as amended, and a manufacturing services agreement, as amended, that are now with Teva Bio, and acquired an equity investment in CoGenesys valued at $14,818. The Company allocated, based on estimated fair values, $7,575 of its consideration received to the product license and manufacturing services agreements, which had been recognized ratably over the term of the manufacturing services agreement, ending during the three months ended June 30, 2009. The Company recognized revenue relating to these agreements of $673 during the three months ended September 30, 2008 and $1,052 and $2,237 during the nine months ended September 30, 2009 and 2008, respectively.
As a result of Teva’s acquisition of CoGenesys, the Company received $47,336 as partial payment for its equity investment in CoGenesys during the nine months ended September 30, 2008. The agreement between CoGenesys and Teva provided for an escrow of a portion of the purchase price. The Company received the final payment for its equity investment in CoGenesys during the first quarter of 2009 and recorded a gain of $5,259.
Note 6. Collaboration Receivables
Collaboration receivables of $9,885 as of September 30, 2009 includes $9,265 in unbilled receivables from Novartis and GSK in connection with the Company’s cost-sharing agreements, and other unbilled receivables. The $9,265 in unbilled receivables relates to net cost reimbursements for the three months ended September 30, 2009.
Note 7. Long-Term Debt
As discussed in Note 2, Change in Accounting for Convertible Debt, new accounting guidance impacted the carrying value of the Company’s 2 1/4% Notes due 2011 and 2 1/4% Notes due 2012 for all periods presented. As a result of the adoption of this guidance, the Company is amortizing the debt discount of $174,930 over the term of the notes.
During the nine months ended September 30, 2009, the Company repurchased 2 1/4% Notes due 2011 with a face value of $82,900 and 2 1/4% Notes due 2012 with a face value of $23,250 for an aggregate cost of approximately $50,000 plus accrued interest. The repurchase resulted in a gain on extinguishment of debt of $38,873, net of the related debt discount of $16,424 and deferred financing charges of $855.
The amount of interest cost recognized relating to the contractual interest coupon obligation for both convertible notes was $2,286 and $2,868 for the three months ended September 30, 2009 and 2008, respectively, and $7,082 and $8,606 for the nine months ended September 30, 2009 and 2008, respectively. The decrease from 2008 is due to the repurchase of a portion of the convertible notes during the nine months ended September 30, 2009.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 7. Long-Term Debt (continued)
The components of the convertible subordinated debt are as follows:

	September 30, 2009
		Unamortized Debt
Debt	Face Value	Discount	Carrying Value
2 1/4% Notes due 2011	$197,100	$(21,484)	$175,616
2 1/4% Notes due 2012	206,750	(38,000)	168,750

	$403,850	$(59,484)	$344,366

	December 31, 2008
		Unamortized Debt
Debt	Face Value	Discount	Carrying Value
2 1/4% Notes due 2011	$280,000	$(40,753)	$239,247
2 1/4% Notes due 2012	230,000	(51,650)	178,350

	$510,000	$(92,403)	$417,597

Note 8. Commitments and Other Matters
The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.
Note 9. Facility-Related Exit Costs
As a result of the Company’s facilities consolidation efforts, the Company has exited various facility leases since 2004 and recorded exit and impairment charges relating to those exits. During 2006, the Company exited certain of its headquarters space and in 2007, the Company entered into an agreement to sublease a portion of this space. During the nine months ended September 30, 2009, the subtenant delivered notice of early termination to the Company and vacated the space. The subtenant paid an early termination fee which represents rent through December 2009, and the Company has begun the search for a new subtenant. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis, and recorded a charge of $11,434 during the nine months ended September 30, 2009, primarily representing an increase in its exit accrual as a result of the termination of the sublease. Along with an exit charge of $9,156 recorded in 2006, the cumulative exit charges for this space amount to $20,590 through September 30, 2009.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 9. Facility-Related Exit Costs (continued)
The following table summarizes the activity related to the liability for exit expenses for the nine months ended September 30, 2009, all of which is facilities-related. Cash items are net of early termination fees received from the subtenant.

Balance as of December 31, 2008	$5,027
Accretion recorded	862

Subtotal	5,889
Cash items	(1,490)
Accrual adjustment	10,585

Balance as of September 30, 2009	14,984
Less current portion	(7,022)

$7,962

Note 10. Stockholders’ Equity (Deficit)
In August 2009, the Company completed a public offering of 26,697,250 shares of $0.01 par value common stock at a price of $14.00 per share. The offering resulted in cash proceeds of approximately $356,500, net of underwriting fees and offering expenses.
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
Stock-based compensation expense related to employee stock options for the three and nine months ended September 30, 2009 is not necessarily representative of the level of stock-based compensation expense in future periods due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock option grants in future years.
The Company recorded stock-based compensation expense pursuant to these plans of $3,226 and $4,644 during the three months ended September 30, 2009 and 2008, respectively. The Company recorded stock-based compensation expense pursuant to these plans of $9,547 and $13,948 during the nine months ended September 30, 2009 and 2008, respectively. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan and stock acquired by employees through the Purchase Plan.
Under the Incentive Plan, 2,246,869 and 2,246,927 shares of common stock were issued as a result of stock option exercises during the three and nine months ended September 30, 2009, respectively, resulting in net proceeds to the Company of approximately $23,328. The Company granted 140,300 stock options with a weighted-average grant date fair value of $2.64 per share and 4,110,453 stock options with a weighted-average grant date fair value of $0.44 per share under the Incentive Plan during the three and nine months ended September 30, 2009, respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 10. Stockholders’ Equity (Deficit) (continued)
During the three months ended September 30, 2009, the Company did not award any restricted stock units (“RSUs”). During the nine months ended September 30, 2009, the Company awarded 65,587 RSUs with a weighted-average grant date fair value of $0.52 per share. During the same period, 73,066 RSUs vested and the Company issued 44,344 shares of common stock to employees, net of 28,722 shares purchased to satisfy the employees’ tax liability related to the RSUs vesting. This treasury stock was retired prior to September 30, 2009.
At September 30, 2009, the total authorized number of shares under the Incentive Plan, including prior plans, was 54,778,056. Options available for future grant were 6,390,845 as of September 30, 2009.
Note 11. Fair Value of Financial Assets and Liabilities
The Company has adopted FASB guidance regarding the fair value of all assets and liabilities. This guidance defines fair value, provides guidance for measuring fair value and requires certain disclosures. This guidance does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments.
The FASB Codification discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
The Company’s assets and liabilities subject to fair value measurements and the related fair value hierarchy are as follows:

		Fair Value Measurements as of
	Fair Value	September 30, 2009 Using Fair
	as of	Value Hierarchy
Description	September 30, 2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$217,794	$217,794	$—	$—
Short-term investments	191,286	7,992	183,294	—
Marketable securities	218,569	—	218,569	—
Restricted investments	69,578	12,050	57,528	—

Total	$697,227	$237,836	$459,391	$—

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 11. Fair Value of Financial Assets and Liabilities (continued)
The Company evaluates the types of securities in its investment portfolio to determine the proper classification in the fair value hierarchy based on trading activity and the observability of market inputs. The Company’s Level 1 assets include cash, money market instruments and U.S. Treasury securities. Level 2 assets include government-sponsored enterprise securities, commercial paper, corporate bonds, asset-backed securities, and mortgage-backed securities. The Company’s privately-held equity investment is carried at cost and not included in the table above, and is reviewed for impairment at each reporting date.
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
The fair value of the Company’s collaboration receivables, other assets, accounts payable and accrued expenses approximate their carrying amount due to the relatively short maturity of these items. The fair value of the Company’s convertible subordinated debt is based on quoted market prices. The quoted market price of the Company’s convertible subordinated debt was approximately $536,000 as of September 30, 2009. With respect to its lease financing, the Company evaluated its incremental borrowing rate as of September 30, 2009, based on the current interest rate environment and the Company’s credit risk. The fair value of the BioMed lease financing was approximately $290,000 as of September 30, 2009 based on a discounted cash flow analysis, and current rates for corporate debt having similar characteristics and companies with similar creditworthiness.
Note 12. Earnings Per Share
Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents can result from the assumed exercise of outstanding stock options, the assumed conversion of convertible subordinated debt and the vesting of unvested restricted stock units. Common stock issuable upon conversion of the Company’s convertible subordinated notes were not included in the calculation of diluted shares for the nine months ended September 30, 2009 because the effect would have been anti-dilutive. Common stock equivalents that were not included in the calculation of diluted shares for the three months ended September 30, 2009 and 2008, because the effect would have been anti-dilutive, were 30,131,674 and 57,918,120, respectively. Common stock equivalents that were not included in the calculation of diluted shares for the nine months ended September 30, 2009 and 2008, because the effect would have been anti-dilutive, were 46,398,150 and 60,476,662, respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2009
(dollars in thousands, except per share data)
Note 12. Earnings Per Share (continued)
Basic and diluted net income (loss) per share were the same for the three months ended September 30, 2009 and September 30, 2008, as the effect of common stock equivalents would be anti-dilutive. Diluted net income (loss) per share for the nine months ended September 30, 2009 and 2008 was determined as follows:

	Nine months ended September 30,
		2008
	2009	(As adjusted)
Numerator:
Net income (loss)	$15,400	$(207,007)
Interest on convertible subordinated debt, if converted	—	—

Net income used for diluted net income (loss) per share	$15,400	$(207,007)

Denominator:
Weighted average shares outstanding	142,104,996	135,371,579
Effect of dilutive securities:
Convertible subordinated debt	—	—
Employee stock options and restricted stock units	3,432,851	—

Weighted average shares used for diluted net income (loss) per share	145,537,847	135,371,579

Diluted net income (loss) per share	$0.11	$(1.53)

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
Note 14. Subsequent Events
The Company has evaluated its subsequent events for disclosure in this Quarterly Report on Form 10-Q through October 29, 2009, the date the financial statements were issued. Subsequent to September 30, 2009, the Company achieved a development milestone under the agreement with Novartis which entitles the Company to receive $75,000. This milestone will be recognized as revenue over the remaining development period, estimated to end in the fall of 2010. No other material events have occurred during this period that would require recognition or additional disclosure in these financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2009 and 2008
Overview
     Human Genome Sciences, Inc. (“HGS”) is a commercially focused biopharmaceutical company. In 2009, we achieved our first product sales when we delivered raxibacumab (formerly ABthraxTM) to the U.S. Strategic National Stockpile. We have two other products in late-stage clinical development: ZALBINTM (formerly Albuferon®) for chronic hepatitis C and BENLYSTATM (formerly LymphoStat-B®) for systemic lupus erythematosus (“SLE”).
     ZALBIN and BENLYSTA are progressing toward commercialization. In December 2008 and March 2009, we reported that ZALBIN successfully met its primary endpoint in two Phase 3 clinical trials in chronic hepatitis C. We expect the filing of global marketing applications for ZALBIN by the end of 2009. In July 2009 we reported that BENLYSTA successfully met its primary endpoint in the first of two Phase 3 clinical trials in SLE. We expect to report the results of the second Phase 3 clinical trial in November 2009. Assuming success in the second Phase 3 trial, we plan to file global marketing applications for BENLYSTA in the first half of 2010.
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
     During the nine months ended September 30, 2009, we achieved our first product sales as we delivered 20,001 doses of raxibacumab to the U.S. Strategic National Stockpile (“SNS”). We recorded revenue of $136.4 million for the product as well as services revenue of $26.1 million for other work done to develop raxibacumab. In July 2009, the U.S. Government (“USG”) agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period, beginning near the end of 2009. We expect to receive approximately $152.0 million from this order as deliveries are completed. These orders arise from a 2005 two-phase contract we entered into with the U.S. Government to supply raxibacumab, a human monoclonal antibody developed for use in the treatment of anthrax disease.
     During 2006, we entered into a collaboration agreement with Novartis International Pharmaceutical Ltd. (“Novartis”). Under this agreement, Novartis will co-develop and co-commercialize ZALBIN and share development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay HGS a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement. Including this up-front fee, we are entitled to payments aggregating up to $507.5 million upon the successful attainment of certain milestones. As of September 30, 2009, we have contractually earned and received payments aggregating $132.5 million. Subsequent to September 30, 2009, we achieved a development milestone which entitles us to receive an additional $75.0 million. We are recognizing these payments as revenue ratably over the estimated remaining development period, estimated to end in the fall of 2010.

Overview (continued)
     In 2005, GSK exercised its option to co-develop and co-commercialize BENLYSTA. In accordance with a co-development and co-commercialization agreement signed during 2006, we and GSK will share Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We received a $24.0 million payment during 2006 as partial consideration for entering into this agreement with respect to BENLYSTA and are recognizing this payment as revenue ratably over the development period, estimated to end in 2010.
     We expect that any significant revenue or income through at least 2010 may be limited to raxibacumab revenue, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK and Novartis, payments from the license of product rights, payments under manufacturing agreements, such as our agreement with Hospira, Inc., investment income and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements, and possibly initial sales of BENLYSTA and/or ZALBIN. We expect to continue to incur substantial expenses relating to our research and development efforts and increased expenses relating to our commercialization efforts. As a result, we expect to incur significant losses over at least the next two years unless we are able to realize additional revenues under existing or any future agreements. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
     We adopted FASB ASC Topic 470 regarding equity-linked financial instruments effective January 1, 2009. FASB ASC Topic 470 requires retrospective application to all periods presented; therefore, we have adjusted our consolidated statement of operations and statement of cash flows contained in our Form 10-Q for the periods ended September 30, 2008 and we have also adjusted our consolidated balance sheet as of December 31, 2008 which is contained in our consolidated financial statements included in the Current Report on Form 8-K (Exhibit 99.3) filed with the Securities and Exchange Commission on July 27, 2009 (“July 2009 Form 8-K”). See Note 2, Change in Accounting for Convertible Debt, of the Notes to the Consolidated Financial Statements for additional information. The effects of the application of FASB ASC Topic 470 on the consolidated financial statements are reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
Critical Accounting Policies and the Use of Estimates
     A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our accounting policies are described in more detail in Note B, Summary of Significant Accounting Policies, to our consolidated financial statements included in the July 2009 Form 8-K. The following is an update to those critical accounting policies for new activity in 2009:
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
Inventory
     Inventory costs which are capitalized prior to receiving regulatory approval for a product are fully reserved. Inventory costs associated with raxibacumab produced subsequent to receiving the follow-on order from the USG are capitalized using the first-in, first-out method.
Results of Operations
     Revenues. Revenues were $18.8 million and $11.7 million for the three months ended September 30, 2009 and 2008, respectively. Revenues were $222.8 million and $35.5 million for the nine months ended September 30, 2009 and 2008, respectively. Revenues for the three months ended September 30, 2009 included $8.7 million from contract manufacturing services as well as $8.9 million recognized from the Novartis agreement and $1.0 million recognized from the GSK BENLYSTA agreement. Revenues for the three months ended September 30, 2008 included $8.9 million recognized from the Novartis agreement and $1.6 million from the GSK BENLYSTA agreement. Revenues for the nine months ended September 30, 2009 consisted primarily of $136.4 million in raxibacumab product sales, $26.1 million related to raxibacumab development services, $19.2 million from contract manufacturing services, $26.6 million recognized from the Novartis agreement and a $9.0 million milestone payment received and recognized from GSK related to Syncria. Revenues for the nine months ended September 30, 2008 consisted primarily of $26.6 million recognized from the Novartis agreement and $4.9 million recognized from the GSK BENLYSTA agreement.
     Cost of sales. Cost of sales represents cost of manufacturing and development services of $7.3 million for the three months ended September 30, 2009. Cost of sales includes both cost of product sales of $14.6 million and cost of manufacturing and development services of $17.2 million for the nine months ended September 30, 2009. With respect to the initial 2006 order for raxibacumab, we incurred substantially all of the product and service costs prior to 2009, and expensed these costs as incurred. We incurred royalty costs in 2009, which are included in cost of product sales. In addition, we have recorded as cost of product sales the expenses associated with manufacturing additional raxibacumab incurred prior to receiving the follow-on order in July 2009. Our manufacturing and development service costs include raxibacumab development service costs incurred in 2009 and costs associated with contract manufacturing services. There were no comparable costs in 2008 as we had no revenue from product sales or manufacturing and development services. After approval of a product, cost of product sales will include the various costs to manufacture the product, including raw materials, labor and overhead.
     Expenses. Research and development net expenses were $34.8 million for the three months ended September 30, 2009 compared to $54.3 million for the three months ended September 30, 2008. Research and development net expenses were $131.4 million for the nine months ended September 30, 2009 compared to $194.6 million for the nine months ended September 30, 2008. Our research and development expenses for the three months ended September 30, 2009 and 2008 are net of $7.4 million and $21.0 million, respectively, of costs reimbursed by Novartis and GSK. Our research and development expenses for the nine months ended September 30, 2009 and 2008 are net of $28.7 million and $64.1 million, respectively, of costs reimbursed by Novartis and GSK. Research and development net expenses include our share of costs incurred by Novartis and GSK.
     We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development.

Results of Operations (continued)
     Our research costs decreased to $4.3 million for the three months ended September 30, 2009 from $5.4 million for the three months ended September 30, 2008. Our research costs decreased to $13.8 million for the nine months ended September 30, 2009 from $21.6 million for the nine months ended September 30, 2008. The decrease for the three months ended September 30, 2009 is primarily due to the conclusion of animal studies being conducted for raxibacumab in 2008. The decrease for the nine months ended September 30, 2009 is primarily due to the conclusion of animal studies being conducted for raxibacumab in 2008, and a $5.0 million milestone payment made to Aegera Therapeutics, Inc. (“Aegera”) in 2008. Our research costs for the three months ended September 30, 2009 and 2008 are net of $1.0 million and $0.3 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our research costs for the nine months ended September 30, 2009 and 2008 are net of $2.4 million and $1.7 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $6.9 million for the three months ended September 30, 2009 from $7.8 million for the three months ended September 30, 2008. Pharmaceutical sciences costs decreased to $23.1 million for the nine months ended September 30, 2009 from $26.5 million for the nine months ended September 30, 2008. This decrease is primarily due to decreased activity related to raxibacumab and ZALBIN, partially offset by increased activity related to contract manufacturing services. Pharmaceutical sciences costs for the three months ended September 30, 2009 and 2008 are net of $0.7 million and $0.9 million, respectively, of cost reimbursement by Novartis and GSK under cost sharing provisions in our collaboration agreements. Pharmaceutical sciences costs for the nine months ended September 30, 2009 and 2008 are net of $0.2 million and $1.4 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
     Our manufacturing costs decreased to $9.9 million for the three months ended September 30, 2009 from $16.8 million for the three months ended September 30, 2008. Our manufacturing costs decreased to $41.2 million for the nine months ended September 30, 2009 from $61.6 million for the nine months ended September 30, 2008. This decrease is primarily due to decreased production of raxibacumab, ZALBIN and BENLYSTA, partially offset by increased manufacturing services activities. Our manufacturing costs for the three months ended September 30, 2009 and 2008 are net of $1.0 million and $6.5 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our manufacturing costs for the nine months ended September 30, 2009 and 2008 are net of $1.7 million and $12.3 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Manufacturing costs may increase in future periods as costs to build pre-approval commercial inventory are expensed as incurred.
     Our clinical development costs decreased to $13.7 million for the three months ended September 30, 2009 from $24.3 million for the three months ended September 30, 2008. Our clinical development costs decreased to $53.3 million for the nine months ended September 30, 2009 from $84.9 million for the nine months ended September 30, 2008. The decrease is primarily due to the substantial completion of our ZALBIN Phase 3 clinical trials in late 2008, completion of the first Phase 3 BENLYSTA clinical trial and wind down of the second Phase 3 BENLYSTA clinical trial during 2009 and decreased HGS-ETR1 clinical trial costs. Our clinical development expenses for the three months ended September 30, 2009 and 2008 are net of $4.7 million and $13.3 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Our clinical development expenses for the nine months ended September 30, 2009 and 2008 are net of $24.4 million and $48.7 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements. Clinical development costs may continue to decline as we complete the last Phase 3 trial and await the initiation of new trials.
     General and administrative expenses decreased to $14.7 million for the three months ended September 30, 2009 from $15.7 million for the three months ended September 30, 2008. General and administrative expenses decreased to $41.8 million for the nine months ended September 30, 2009 compared to $46.0 million for the nine months ended September 30, 2008. This decrease is primarily due to decreased legal expenses associated with our patents, partially offset by increases in our pre-commercial launch activities. General and administrative costs in future periods may increase as the level of pre-commercial launch activities rises.

Results of Operations (continued)
     Facility-related exit costs of $11.4 million for the nine months ended September 30, 2009 relate to an adjustment to the assumptions and facts underlying our accrual for certain formerly subleased space. The charge of $11.4 million was the result of the subtenant vacating the space during the nine months ended September 30, 2009.
     Investment income decreased to $3.1 million for the three months ended September 30, 2009 compared to $6.0 million for the three months ended September 30, 2008. The decrease in investment income for the three months ended September 30, 2009 was primarily due to lower yields in 2009 as compared to 2008. Investment income decreased to $10.4 million for the nine months ended September 30, 2009 from $18.6 million for the nine months ended September 30, 2008. The decrease in investment income for the nine months ended September 30, 2009 was primarily due to lower average investment balances and lower yields in 2009 as compared to 2008. Our average investment balance for the remainder of 2009 will be higher than earlier in 2009 due to the proceeds from our public offering.
     Interest expense was $14.4 million and $15.8 million for the three months ended September 30, 2009 and 2008, respectively. Interest expense was $44.0 million and $47.0 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense includes non-cash interest expense related to amortization of debt discount of $5.3 million and $6.1 million for three months ended September 30, 2009 and 2008, respectively, and non-cash interest expense related to amortization of debt discount of $16.5 million and $18.0 million for nine months ended September 30, 2009 and 2008, respectively, as a result of the adoption of FASB ASC Topic 470.
     The charge for impaired investment of $1.3 million for the nine months ended September 30, 2009 was due to an other-than-temporary impairment on a corporate bond investment. We sold the investment in July 2009. The charge for impaired investment of $6.0 million during the three and nine months ended September 30, 2008 was due to an other-than-temporary impairment of our investment in debt securities issued by Lehman Brothers Holdings, Inc.
     The gain on extinguishment of debt of $38.9 million for the nine months ended September 30, 2009 relates to the repurchase of convertible subordinated debt due in 2011 and 2012 with a face value of approximately $106.2 million for an aggregate cost of approximately $50.0 million plus accrued interest. The gain on extinguishment of debt is net of write-offs of related debt discount of $16.4 million and deferred financing charges of $0.9 million.
     The gain on sale of long-term equity investment during the nine months ended September 30, 2009 and 2008 of $5.3 million and $32.5 million, respectively, relates to the 2008 sale of our investment in CoGenesys, Inc. (“CoGenesys”). We received initial proceeds in February 2008 of $47.3 million. Our cost basis in this investment was $14.8 million, resulting in a gain of $32.5 million. The agreement between CoGenesys and Teva Pharmaceutical Industries Ltd. (“Teva”) provided for an escrow of a portion of the purchase price. We received the final payment for our equity investment in CoGenesys during the nine months ended September 30, 2009 and recorded an additional gain of $5.3 million.
     Other income of $0.2 million during the three months ended September 30, 2009 and other expense of $0.3 million during the nine months ended September 30, 2009 primarily represent unrealized, non-cash foreign currency translation gains or losses related to our investment in Aegera, which is denominated in Canadian dollars.
     Net Income (Loss). We recorded a net loss of $49.0 million, or $0.32 per basic and diluted share, for the three months ended September 30, 2009 compared to a net loss of $74.2 million, or $0.55 per basic and diluted share, for the three months ended September 30, 2008. We recorded net income of $15.4 million, or $0.11 per basic and diluted share, for the nine months ended September 30, 2009 compared to a net loss of $207.0 million, or $1.53 per basic and diluted share, for the nine months ended September 30, 2008. The decreased net loss for the three months ended September 30, 2009 is primarily due to reduced research and development expenses and increased contract manufacturing services revenue. The improvement from a net loss to net income for the nine months ended September 30, 2009 compared to 2008 is primarily due to revenue from raxibacumab, gain on extinguishment of debt and reduced expenses, partially offset by a charge for facility-related exit costs.

Liquidity and Capital Resources
     We had working capital of $330.4 million at September 30, 2009 compared to a working capital shortfall of $52.5 million at December 31, 2008. The improvement in our working capital is primarily due to the cash provided by our public offering of common stock in August 2009 of approximately $356.5 million and our raxibacumab revenue of $162.4 million, net of $50.0 million used in February 2009 to extinguish approximately $106.2 million of our convertible subordinated debt.
     We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We will also incur costs related to our pre-commercial launch activities. In the event our working capital needs exceed our available working capital, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. In July 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period, beginning near the end of 2009. We expect to receive approximately $152.0 million from this order as deliveries are completed. We may also receive payments under collaboration agreements, to the extent milestones are met, which would further improve our working capital position. We continue to evaluate our working capital position on an ongoing basis.
     To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. The deterioration of the credit markets during 2008 had a detrimental effect on our investment portfolio, but as of September 30, 2009 the gross unrealized losses on our available-for-sale securities have decreased to $0.9 million from $9.9 million at December 31, 2008. In June 2009, we determined that one investment had incurred an other-than-temporary impairment, and we recorded a charge for impairment of $1.3 million. We sold this security in July 2009.
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
     Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of September 30, (2)
Product Candidate(1)	Indication	2009		2008

ZALBIN	Hepatitis C	Phase 3	(3)	Phase 3
BENLYSTA	Systemic Lupus Erythematosus	Phase 3	(4)	Phase 3
BENLYSTA	Rheumatoid Arthritis	Phase 2	(5)	Phase 2 (5)
Raxibacumab (ABthrax)	Anthrax	(6)		(6)
HGS1029	Cancer	Phase 1		(7)
HGS-ETR1	Cancer	Phase 2		Phase 2
HGS-ETR2	Cancer	(8)		Phase 1

(1)	Includes only candidates for which an Investigational New Drug (“IND”) application has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

Liquidity and Capital Resources (continued)
(3)	Phase 3 results reported; pre-BLA (Biologics License Application (“BLA”)) activities underway. Phase 2 monthly dosing study underway.

(4)	Results from the first of two Phase 3 clinical trials reported; second Phase 3 trial results expected in November 2009.

(5)	Initial Phase 2 trial completed; treatment IND ongoing and further development under review.

(6)	Completed delivery of 20,001 doses of raxibacumab to the U.S. Strategic National Stockpile. In July 2009, the U.S. Government agreed to purchase 45,000 additional doses. The FDA indicated that the BLA has been filed and will receive priority review.

(7)	IND filed in December 2007 with respect to HGS1029 (formerly AEG40826).

(8)	Ongoing Phase 1 trial by National Institutes of Health; further development not anticipated.
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
     Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize ZALBIN. Under this agreement, we will co-commercialize ZALBIN in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We and Novartis share clinical development costs. Including a non-refundable up-front license fee, we are entitled to payments aggregating up to approximately $507.5 million upon successful attainment of certain milestones. As of September 30, 2009, we have contractually earned and received milestones aggregating $132.5 million including the up-front fee. Subsequent to September 30, 2009, we achieved a development milestone which entitles us to receive $75.0 million. In 2006, we entered into a collaboration agreement with GSK with respect to BENLYSTA and received a payment of $24.0 million. We and GSK share phase 3 and 4 development costs, and will share in sales and marketing expenses and profits of any product that is commercialized. During the nine months ended September 30, 2009, we recorded approximately $28.7 million of reimbursable expenses from Novartis and GSK with respect to our cost sharing agreements as a reduction of research and development expenses. We are recognizing the up-front fees and milestones received from Novartis and GSK as revenue ratably over the estimated remaining development period.
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
     Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. We expect that our existing funds, payments to be received under the raxibacumab contract and other agreements and investment income will be sufficient to fund our operations for at least the next twelve months. Assuming there are no material changes to our capital structure prior to the end of this

Liquidity and Capital Resources (continued)
fiscal year, we expect our cash, cash equivalents, short-term investments, marketable securities and restricted investments to be at least $687.0 million at December 31, 2009.
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
     Depending upon market and interest rate conditions, we are exploring, and, from time to time, may take actions to strengthen further our financial position. We may undertake financings and may repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions. In February 2009 we repurchased approximately $106.2 million in face value of our convertible subordinated debt due in 2011 and 2012 at a cost of approximately $50.0 million plus accrued interest. In August 2009, we completed a public offering of 26,697,250 shares of $0.01 par value common stock at a price of $14.00 per share. The offering resulted in cash proceeds of approximately $356.5 million, net of underwriting fees and offering expenses.
     We have certain contractual obligations which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets. Debt associated with the sale and accompanying leaseback of our large-scale manufacturing facility (“LSM”) to BioMed in 2006 is recorded on our balance sheet as of September 30, 2009 and December 31, 2008. Under the LSM lease, we have an option to purchase the property between 2009 and 2010 at prices ranging between approximately $254.9 million and $269.5 million, depending upon when we exercise this option. We have an option to purchase the Traville facility in 2016 for $303.0 million.
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
     Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases currently is approximately $3.8 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2009. MEDCO’s debt service obligations may be affected by prevailing interest rate conditions, which could in turn affect our rent and the level of our restricted investments. Under the current letters of credit we are required to maintain restricted investments of $15.0 million which serve as additional security for the MEDCO letters of credit reimbursement obligation, and have restricted investments of approximately $16.2 million and $15.7 million as of September 30, 2009 and December 31, 2008, respectively. Upon default or early lease termination or in the event the letters of credit will not be renewed, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $38.0 million in 2009 to approximately $21.0 million in 2019. We are currently negotiating with a lender to extend and replace the expiring letters of credit. If the transaction closes, we expect to increase our restricted investments by approximately $18.0 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not have operations of a material nature that are subject to risks of foreign currency fluctuations. We do, however, have certain aspects of one remaining global clinical study that is subject to risks of foreign currency fluctuations. We do not use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of U.S. Treasuries, government-sponsored enterprise securities, high-grade debt having at least an “A-” rating at time of purchase and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 8 months, decreases the risk of a material loss caused by a market change related to interest rates.
     We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $4.6 million, or approximately 0.7% of the aggregate fair value of $697.2 million, at September 30, 2009. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of September 30, 2009. We believe that any market change related to our investment securities held as of September 30, 2009 is not material to our consolidated financial statements. As of September 30, 2009, the yield on comparable one-year investments was approximately 0.4% as compared to our current portfolio yield of approximately 2.2%. Given the short-term nature of our investment securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and are replaced with securities having a lower interest rate.
     To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments, auction rate securities, loans held for sale or mortgage-backed securities backed by sub-prime or Alt-A collateral, and we generally hold our investments in debt securities until maturity. However, adverse changes in the credit markets relating to credit risks would adversely affect the fair value of our cash, cash equivalents, marketable securities and restricted investments. During the nine months ended September 30, 2009, the gross unrealized losses in our portfolio decreased from $9.9 million to $0.9 million. The majority of these unrealized losses related to our holdings of corporate debt securities. At September 30, 2009, the fair value of our corporate debt securities was approximately $263.8 million, or 55% of our total available-for-sale investment portfolio of $479.5 million. The remaining securities in our portfolio are either U.S. Treasury and agency securities or government-sponsored enterprise securities, which we believe are subject to less credit risk. In the event there is further deterioration in the credit markets, the fair value of our corporate debt securities could decline.
     We have an equity investment in Aegera, which is a privately-held entity. We are unable to obtain a quoted market price with respect to the fair value of this investment. Our investment in Aegera is denominated in Canadian dollars and is subject to foreign currency risk. The carrying value is adjusted at each reporting date based on current exchange rates, and was $2.9 million at September 30, 2009. We review the carrying value of the Aegera investment on a periodic basis for indicators of impairment, and adjust the value accordingly.
     The facility leases we entered into during 2006 require us to maintain minimum levels of restricted investments of approximately $46.0 million, or $39.5 million if in the form of cash, as collateral for these facilities. Together with the requirement to maintain up to approximately $15.0 million in restricted investments with respect to our process development and manufacturing facility leases, our overall level of restricted investments is currently required to be approximately $61.0 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment.
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
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2009, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have invested significant time and resources to isolate and study genes and determine their functions. We now devote most of our resources to developing proteins, antibodies and small molecules for the treatment of human disease. We are also devoting substantial resources to the maintenance of our own manufacturing capabilities, both to support clinical testing and potential commercialization of our products. We have made and are continuing to make substantial expenditures. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. We cannot assure you that the tests and studies will yield products approved for marketing by the FDA in the United States or similar regulatory authorities in other countries, or that any such products will be profitable. We will incur substantial additional costs to continue these activities. If we are not successful in commercializing our Phase 3 and earlier development molecules, we may be unable to recover the large investment we have made in research, development and manufacturing efforts.
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
     Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any product, we must demonstrate through laboratory, animal and human studies that the product is both effective and safe for use in humans. We will incur substantial additional expense for and devote a significant amount of time to conducting ongoing trials and initiating new trials.
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
     To date, data obtained from our clinical trials may not be sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. For example, we have submitted a BLA to the FDA for raxibacumab (formerly ABthraxTM) and expect to submit a BLA for ZALBIN, but the studies we have conducted to date may not be sufficient to obtain FDA approval. In addition, based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. For example, in 2005, we discontinued our clinical development of LymphoRad131, a product candidate to treat cancer. We also discontinued development of HGS-TR2J and returned all rights to Kirin Brewery Company, Ltd.

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
     The development of raxibacumab presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies are known to be developing biodefense pharmaceuticals and related products to combat anthrax disease. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. Government and its agencies, the success of raxibacumab will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. In the case of the U.S. Government, executive or legislative action could attempt to impose production and pricing requirements on us. We have entered into a two-phase contract, which may be terminated at any time, to supply raxibacumab, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the U.S. Government. Under the first phase of the contract, we supplied ten grams of raxibacumab to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of raxibacumab for the U.S. Strategic National Stockpile for use in the treatment of anthrax disease. We completed delivery of these doses and the U.S. Government accepted our deliveries. In July 2009, the U.S. Government agreed to purchase 45,000 additional doses. We also received notification from the FDA that the BLA for raxibacumab has been filed and will receive priority review. We, therefore, have future deliveries to make and ongoing obligations under the contract, including the obligation to obtain FDA approval. We will continue to face risks related to the requirements of the contract. If we are unable to meet our obligations associated with this contract, the U.S. Government will not be required to make future payments related to that order. Although we have received U.S. Government approval for two orders of raxibacumab, we cannot assure you we will receive additional orders.
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
     As part of our September 1996 agreement with GSK, we granted a 50/50 co-development and co-commercialization option to GSK for certain human therapeutic products that successfully completed Phase 2a clinical trials. In August 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1 (mapatumumab) jointly with us. In April 2008, we announced that we had reacquired all rights to our TRAIL receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in return for a reduction in royalties due to us if Syncria®, a GSK product for which we would be owed royalties, is commercialized. We also announced that our agreement with the pharmaceutical division of Kirin Brewery Company, Ltd. for joint development of antibodies to TRAIL receptor 2 had been terminated. Takeda Pharmaceutical Company, Ltd. has the right to develop HGS-ETR1 in Japan. As a result of these actions, we have assumed full responsibility for the development and commercialization of products based on these antibodies, except for HGS-ETR1 in Japan.
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
FINANCIAL AND MARKET RISKS
Because of our substantial indebtedness and lease obligations, we may be unable to adjust our strategy to meet changing conditions in the future.
     As of September 30, 2009, we had long-term obligations on our balance sheet of approximately $592.5 million of which $344.4 million ($403.9 million on a face value basis) represents convertible subordinated debt and $248.1 million represents a long-term lease financing for our large-scale manufacturing facility. During the year ended December 31, 2008, we made cash interest and principal payments of $11.5 million on our indebtedness and during the three months ended September 30, 2009, we made cash interest and principal payments of $2.3 million on our indebtedness. During the year ended December 31, 2008, we made cash payments of $23.6 million on our long-term lease financing and during the three months ended September 30, 2009, we made cash payments of $6.0 million on our long-term lease financing. In addition, we have operating leases, primarily our long-term operating lease for our headquarters, for which we made cash payments of $27.6 million during the year ended December 31, 2008 and $5.5 million during the three months ended September 30, 2009. Our substantial debt and long-term lease obligations will have several important consequences for our future operations. For instance:
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
     As of September 30, 2009, we had $403.9 million in face value of convertible subordinated debt outstanding, with $197.1 million and $206.8 million due in 2011 and 2012, respectively. Those notes are convertible into our common stock at conversion prices of approximately $15.55 and $17.78 per share, respectively. If our stock price does not exceed the applicable conversion price of those notes, upon maturity, we may need to pay the note holders in cash or restructure some or all of the debt. Since it may be several years, if ever, before we are likely to receive continuing revenue from product sales other than for raxibacumab or substantial royalty payments, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay our debt upon maturity.
To become a successful biopharmaceutical company, we may need additional funding in the future. If we do not obtain this funding on acceptable terms, we may not be able to generate sufficient revenue to repay our convertible debt, to launch and market successfully our products and to continue our biopharmaceutical discovery and development efforts.
     We continue to expend substantial funds on our research and development programs and human studies on current and future drug candidates. If our Phase 3 clinical programs are successful, we will begin to expend significant funds to support pre-launch and commercial marketing activities. We may need additional financing to fund our operating expenses, including pre-commercial launch activities, marketing activities, research and development and capital requirements. In addition, even if our products are successful, if our stock price does not exceed the applicable conversion price when our remaining convertible debt matures, we may need to pay the note holders in cash or restructure some or all of the debt. If we are unable to restructure the debt, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay the remaining debt. We may not be able to obtain additional financing on acceptable terms either to fund operating expenses or to repay the convertible debt. If we raise additional funds by issuing equity securities, equity-linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders and the new debt securities may contain restrictive financial covenants. For example, in August 2009, we completed a public offering of 26,697,250 newly issued shares of common stock.
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
     We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, the capital and credit markets have been experiencing extreme volatility and disruption. Over the past two years, the volatility and disruption have reached unprecedented levels. We maintain a significant portfolio of investments in short-term investments, marketable debt securities and restricted investments, which are recorded at fair value. Certain of these transactions expose us to credit risk in the event of default of the issuer. To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. In September 2008, Lehman Brothers Holdings, Inc. (“LBHI”) filed for bankruptcy and the debt securities issued by LBHI experienced a significant decline in market value, which caused an other-than-temporary impairment of our investment in LBHI. As a result, we recorded an impairment charge of $6.3 million during 2008. In June 2009, we determined that another investment had incurred an other-than-temporary impairment, and we recorded a charge for impairment of $1.3 million. We sold this security in July 2009 and recorded an additional loss of $0.1 million. In recent years, certain financial instruments, including some of the securities in which we invest, have sustained downgrades in credit ratings and some high quality short-term investment securities have suffered illiquidity or events of default. Deterioration in the credit market may have an adverse effect on the fair value of our investment portfolio. Should any of our short-term investments, marketable securities or restricted investments lose significant value or have their liquidity impaired, it could materially and adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing may not be available on commercially attractive terms or at all.
Some of our operating leases contain financial and restrictive covenants, which may require us to accelerate payment under those agreements or increase the amount of our security deposits and reduce our flexibility or limit our activities.
     Certain of our lease agreements contain covenants with respect to tangible net worth, cash and cash equivalents and investment securities, restrictions on dividends, as well as other covenants. Under the leases for our process development and small-scale manufacturing facility, we must maintain minimum levels of unrestricted cash, cash equivalents, marketable securities and net worth. During 2007, we amended certain of these leases to eliminate the minimum net worth covenant and adjust the minimum levels of unrestricted cash, cash equivalents and marketable securities required under the leases. We also pledged additional collateral to another lessor to satisfy the minimum net worth covenant associated with certain other leases. With respect to the small-scale manufacturing facility lease, we increased the amount of our security deposits in 2007 by approximately $1.0 million, raising the level in 2007 to $15.0 million. Under certain circumstances pertaining to this facility lease, if we do not elect to purchase the facility, we could lose either a portion or all of our restricted investments and record a charge to earnings for such a loss. In addition, our letters of credit for the financing of our small-scale manufacturing facility lease expire in December 2009. If we are not successful in negotiating new letters of credit, we may be required to purchase the facility. If we are successful in negotiating new letters of credit, the amount of our security deposits and the cost associated with those letters of credit may increase.
Our insurance policies are expensive and protect us only from some business risks, which could leave us exposed to significant, uninsured liabilities.
     We do not carry insurance for all categories of risk that our business may encounter. We currently maintain general liability, property, auto, workers’ compensation, product liability, fiduciary and directors’ and officers’ insurance policies. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. For example, the premiums for our directors’ and officers’ insurance policy have increased in the past and may increase in the future, and this type of insurance may not be available on acceptable terms or at all in the future. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.
We may be subject to product liability or other litigation, which could result in an inefficient allocation of our critical resources, delay the implementation of our business strategy and, if successful, materially and adversely harm our business and financial condition as a result of the costs of liabilities that may be imposed thereby.
     Our business exposes us to the risk of product liability claims. If any of our product candidates harm people, or is alleged to be harmful, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, corporate partners or others. We have product liability insurance covering our ongoing clinical trials and raxibacumab, but do not have insurance for any of our other commercial activities. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we may be exposed to significant litigation costs and liabilities, which may materially and adversely affect our business and financial position. If we are sued for injuries allegedly caused by any of our product candidates, our litigation costs and liability could exceed our total assets and our ability to pay. In addition, we may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may adversely impact our operating results or financial condition.
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
     We are involved in a number of interference proceedings brought by the United States Patent and Trademark Office (“PTO”) and may be involved in other interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. For example, we are involved in interferences in the United States with both Genentech, Inc. and Immunex Corporation, a wholly-owned subsidiary of Amgen, Inc., related to products based on TRAIL Receptor 2 (such as HGS-ETR2). In four of these interferences, we had initiated district court litigation to review adverse decisions by the PTO. In two of these cases, we were also seeking appellate review of a jurisdictional issue decided by the district court. In light of the multiple adverse judgments by the PTO and district court, we recently requested dismissal of both the district court and appellate actions. Consequently we will not be able to obtain patent protection for TRAIL Receptor 2 from any of the patents or patent applications involved in these litigations. The adverse judgments in these litigations also may prevent us from obtaining other issued patents related to TRAIL Receptor 2.
     We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in European opposition proceedings against an issued patent of Biogen Idec. In this opposition, the European Patent Office (“EPO”) found the claims of Biogen Idec’s patent to be valid. The claims relate to a method of treating autoimmune diseases using an antibody to BLyS (such as BENLYSTA). We and GSK have entered into a definitive license agreement with Biogen Idec that provides for an exclusive license to this European patent. This patent is still under appeal in Europe. We also have been involved in an opposition proceeding brought by Eli Lilly and Company with respect to our European patent related to BLyS compositions, including antibodies. In 2008, the Opposition Division of the EPO held our patent invalid. We appealed this decision, and in October 2009, a Technical Board of Appeal of the EPO reversed the Opposition Division decision and held that our European patent is valid. Although decisions of a Technical Board of Appeal can be appealed only in limited circumstances, Eli Lilly may appeal this decision. In addition, Eli Lilly instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent; in this proceeding the United Kingdom trial court found the patent invalid. We have appealed this decision. The UK Court of Appeal will independently review our European patent and may reach a different decision than the EPO Technical Board of Appeal.
     We have also opposed European patents issued to Genentech, Inc. and Immunex Corporation related to products based on TRAIL Receptor 2, and Genentech, Inc. and Immunex Corporation have opposed our European patent related to products based on TRAIL Receptor 2. Genentech, Inc. also has opposed our Australian patent related to products based on TRAIL Receptor 2. In addition, Genentech, Inc. has opposed our European patent related to products based on TRAIL Receptor 1 (such as HGS-ETR1).
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
     We are aware of existing products and products in research or development by our competitors that address the diseases we are targeting. Any of these products may compete with our product candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology or drugs under development obsolete or noncompetitive. In addition, our albumin fusion protein product, ZALBIN, is designed to be a longer-acting version of existing products. The existing products in many cases have an established market that may make the introduction of ZALBIN more difficult.
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
     Our success will depend in substantial part on the extent to which our products for which we obtain marketing approval from the FDA and comparable foreign regulatory authorities are accepted by the medical community and reimbursed by third-party payors, including government payors. The degree of market acceptance will depend upon a number of factors, including, among other things:
•	our product’s perceived advantages over existing treatment methods (including relative convenience and ease of administration and prevalence and severity of any adverse side effects including any unexpected side effects of which we become aware after marketing approval);

•	claims or other information (including limitations or warnings) in our product’s approved labeling;

•	reimbursement and coverage policies of government and other third-party payors;

•	pricing and cost-effectiveness;

•	in the United States, the ability of group purchasing organizations, or GPOs (including distributors and other network providers), to sell our products to their constituencies;

•	the establishment and demonstration in the medical community of the safety and efficacy of our products and our ability to provide acceptable evidence of safety and efficacy;

•	availability of alternative treatments; and

•	the prevalence of off-label substitution of biologically equivalent products.
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
     Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. During the twelve months ended September 30, 2009, the closing price of our common stock has been as low as $0.48 per share and as high as $20.50 per share. The market price of our common stock could fluctuate widely because of any or all of the factors discussed in Item 1A, including among others:
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
     Sales of substantial amounts of shares of our common stock or securities convertible into or exchangeable for our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and may continue to use our common stock or securities convertible into or exchangeable for our common stock to acquire technology, product rights or businesses, or for other purposes. Our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2009, we had 165,011,468 shares of common stock outstanding, including 26,697,250 shares issued in August 2009 during our public offering. In addition, an aggregate of approximately 24,306,115 shares of our common stock are issuable upon conversion of our outstanding 2011 Notes and outstanding 2012 Notes; 28,324,457 shares of our common stock are issuable upon the exercise of options outstanding as of September 30, 2009, having a weighted-average exercise price of $13.95 per share, including 4,110,453 stock options granted during the nine months ended September 30, 2009 with a weighted-average grant date fair value of $0.44 per share; and 210,738 shares of our common stock are issuable upon the vesting of restricted stock unit awards outstanding as of September 30, 2009. If we issue additional equity securities, the price of our common stock may be materially and adversely affected and the holdings of our existing stockholders would be diluted.
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
     Provisions of our certificate of incorporation and bylaws, as well as Section 203 of the Delaware General Corporation Law, may discourage, delay or prevent a change in control of our company that you as a stockholder may consider favorable and may be in your best interest. Our certificate of incorporation and bylaws contain provisions that:
•	authorize the issuance of up to 20,000,000 shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and discourage a takeover attempt;

•	limit who may call special meetings of stockholders; and

•	establish advance notice requirements for nomination of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholders’ meetings.

Item 6. Exhibits

10.1†	Amendment of Solicitation/Modification of Contract awarded by the Department of Health and Human Services to Human Genome Sciences, Inc. dated July 17, 2009.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

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
Timothy C. Barabe
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)

Dated: October 29, 2009

EXHIBIT INDEX
Exhibit Page Number

10.1†	Amendment of Solicitation/Modification of Contract awarded by the Department of Health and Human Services to Human Genome Sciences, Inc. dated July 17, 2009.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.