Form 10-Q
period 2010-03-31
HUMAN GENOME SCIENCES INC
filed 2010-04-29
CIK 901219

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on March 31, 2010 was 187,346,343.

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	3

Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A. Risk Factors	28

Item 6. Exhibits	45

Signatures	46

Exhibit Index	Exhibit Volume

Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2010	2009
	(in thousands, except share and per
	share amounts)
Revenue:
Product sales	$13,547	$127,769
Manufacturing and development services	4,121	29,116
Research and development collaborative agreements	28,846	20,392

Total revenue	46,514	177,277

Costs and expenses:
Cost of product sales	7,568	8,177
Cost of manufacturing and development services	912	3,351
Research and development expenses	57,471	53,675
General and administrative expenses	18,336	14,279

Total costs and expenses	84,287	79,482

Income (loss) from operations	(37,773)	97,795

Investment income	4,616	4,296
Interest expense	(14,666)	(15,730)
Gain on extinguishment of debt	—	38,873
Gain on sale of long-term equity investment	—	5,259
Other expense	(54)	(680)

Income (loss) before taxes	(47,877)	129,813
Provision for income taxes	—	—

Net income (loss)	$(47,877)	$129,813

Basic net income (loss) per share	$(0.26)	$0.96

Diluted net income (loss) per share	$(0.26)	$0.85

Weighted average shares outstanding, basic	186,140,744	135,755,471

Weighted average shares outstanding, diluted	186,140,744	163,423,487

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$326,567	$567,667
Short-term investments	240,479	151,528
Collaboration receivables	10,293	10,356
Accounts receivable	18,270	23,892
Inventory	20,225	20,149
Prepaid expenses and other current assets	5,153	7,176

Total current assets	620,987	780,768

Marketable securities	483,307	384,028
Property, plant and equipment (net of accumulated depreciation)	260,085	263,123
Restricted investments	89,067	88,437
Long-term equity investments	3,123	3,016
Other assets	18,987	11,258

TOTAL ASSETS	$1,475,556	$1,530,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$45,319	$42,369
Accrued payroll and related taxes	15,965	30,997
Accrued exit expenses	2,233	2,227
Deferred revenues	59,368	88,565

Total current liabilities	122,885	164,158

Convertible subordinated debt	355,383	349,807
Lease financing	249,151	248,628
Deferred revenues, net of current portion	3,383	1,978
Accrued exit expenses, net of current portion	1,673	1,979
Deferred rent	9,125	8,665

Total liabilities	741,600	775,215

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,873	1,853
Treasury stock, at cost	(1,025)	—
Additional paid-in capital	2,959,018	2,932,863
Accumulated other comprehensive income	8,633	7,365
Accumulated deficit	(2,234,543)	(2,186,666)

Total stockholders’ equity	733,956	755,415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,475,556	$1,530,630

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(47,877)	$129,813
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,844	2,935
Depreciation and amortization	5,260	5,332
Amortization of debt discount	5,576	6,398
Accrued interest on short-term investments, marketable securities and restricted investments	163	1,186
Loss (Gain) on sale of investments and marketable securities	216	(889)
Gain on extinguishment of debt	—	(38,873)
Gain on sale of long-term equity investment	—	(5,259)
Non-cash expenses and other	443	1,407
Changes in operating assets and liabilities:
Collaboration receivables	(8,035)	9,191
Accounts receivable	5,622	(35,635)
Inventory	(76)	—
Prepaid expenses and other assets	2,080	72
Accounts payable and accrued expenses	2,793	13,957
Accrued payroll and related taxes	(15,032)	(4,046)
Deferred revenues	(27,792)	(10,224)
Accrued exit expenses	(378)	(1,323)
Deferred rent	433	505

Net cash provided by (used in) operating activities	(72,760)	74,547

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(408,749)	(36,393)
Proceeds from sale and maturities of short-term investments and marketable securities	221,806	87,832
Capital expenditures — property, plant, and equipment	(1,783)	(5,122)
Proceeds from sale of long-term equity investment	—	5,259
Release of restricted investments	—	2,507

Net cash provided by (used in) investing activities	(188,726)	54,083

Cash flows from financing activities:
Purchase of restricted investments	(8,361)	(4,468)
Proceeds from sale and maturities of restricted investments	7,473	3,696
Proceeds from issuance of common stock	22,299	—
Purchase of treasury stock	(1,025)	(14)
Extinguishment of long-term debt	—	(49,998)

Net cash provided by (used in) financing activities	20,386	(50,784)

Net increase (decrease) in cash and cash equivalents	(241,100)	77,846
Cash and cash equivalents — beginning of period	567,667	15,248

Cash and cash equivalents — end of period	$326,567	$93,094

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Three months ended March 31,
	2010	2009
	(in thousands)

Cash paid during the period for:
Interest	$8,282	$9,029
Income taxes	$—	$—
During the three months ended March 31, 2010 and 2009, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $523 and $585, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase during this period.
During the three months ended March 31, 2010 and 2009, the Company recorded non-cash accretion of $78 and $152, respectively, related to its exit accrual for certain space.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 2010 and 2009, the Company’s financial position at March 31, 2010, and the cash flows for the three months ended March 31, 2010 and 2009. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.
The results of operations for the three months ended March 31, 2010 are not necessarily indicative of future financial results.
Recent accounting pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures were effective for reporting periods beginning after December 15, 2009, and had no material impact on the Company’s financial statements for the period ended March 31, 2010. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-06 to have a material effect on its consolidated results of operations, financial position or liquidity.
In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which among other things amended FASB Accounting Standards Codification (“ASC”) 855 to remove the requirement for a Securities and Exchange Commission filer to disclose the date through which subsequent events have been evaluated. The Company has incorporated this guidance into this filing.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
(dollars in thousands, except per share data)
Note 2. Comprehensive Income (Loss)
The Company’s unrealized gains or losses on available-for-sale short-term investments, marketable securities and long-term equity investments and cumulative foreign currency translation adjustment activity are required to be included in other comprehensive income (loss).
During the three months ended March 31, 2010 and 2009, total comprehensive income (loss) amounted to:

	Three months ended March 31,
	2010	2009
Net income (loss)	$(47,877)	$129,813

Net unrealized gains (losses):
Short-term investments and marketable securities	1,204	345
Long-term equity investment in VIA Pharmaceuticals	2	—
Restricted investments	(11)	84
Foreign currency translation	(29)	547

Subtotal	1,166	976
Reclassification adjustments for (gains) losses realized in net income (loss)	102	(887)

Total comprehensive income (loss)	$(46,609)	$129,902

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
(dollars in thousands, except per share data)
Note 3. Investments
Available-for-sale investments, including accrued interest, at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$8,037	$3	$—	$8,040
Government-sponsored enterprise securities	108,499	1,008	(27)	109,480
Corporate debt securities	121,836	1,191	(68)	122,959

Subtotal — Short-term investments	238,372	2,202	(95)	240,479

Government-sponsored enterprise securities	198,005	1,549	(379)	199,175
Corporate debt securities	281,411	2,859	(138)	284,132

Subtotal — Marketable securities	479,416	4,408	(517)	483,307

Cash and cash equivalents	6,850	—	—	6,850
U.S. Treasury and agencies	1,298	1	—	1,299
Government-sponsored enterprise securities	21,831	374	(3)	22,202
Corporate debt securities	57,398	1,328	(10)	58,716

Subtotal — Restricted investments	87,377	1,703	(13)	89,067

Total	$805,165	$8,313	$(625)	$812,853

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$7,997	$32	$—	$8,029
Government-sponsored enterprise securities	34,667	672	(29)	35,310
Corporate debt securities	107,283	1,099	(193)	108,189

Subtotal — Short-term investments	149,947	1,803	(222)	151,528

Government-sponsored enterprise securities	172,191	2,009	(673)	173,527
Corporate debt securities	208,824	2,106	(429)	210,501

Subtotal — Marketable securities	381,015	4,115	(1,102)	384,028

Cash and cash equivalents	6,693	—	—	6,693
Government-sponsored enterprise securities	20,316	394	(17)	20,693
Corporate debt securities	59,612	1,470	(31)	61,051

Subtotal — Restricted investments	86,621	1,864	(48)	88,437

Total	$617,583	$7,782	$(1,372)	$623,993

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
(dollars in thousands, except per share data)
Note 3. Investments (continued)
See Note 9, Fair Value Measurements, for the fair value of the Company’s financial assets and liabilities.
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
The Company’s restricted investments were $89,067 and $88,437 as of March 31, 2010 and December 31, 2009, respectively.
Short-term investments, Marketable securities and Restricted investments — unrealized losses
The Company’s gross unrealized losses and fair value of investments with unrealized losses were as follows:

	March 31, 2010
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$62,968	$(27)	$—	$—	$62,968	$(27)
Corporate debt securities	63,918	(54)	5,489	(14)	69,407	(68)

Subtotal — Short-term investments	126,886	(81)	5,489	(14)	132,375	(95)

Government-sponsored enterprise securities	152,686	(379)	—	—	152,686	(379)
Corporate debt securities	58,493	(122)	960	(16)	59,453	(138)

Subtotal — Marketable securities	211,179	(501)	960	(16)	212,139	(517)

Government-sponsored enterprise securities	3,165	(3)	—	—	3,165	(3)
Corporate debt securities	4,502	(10)	—	—	4,502	(10)

Subtotal — Restricted investments	7,667	(13)	—	—	7,667	(13)

Total	$345,732	$(595)	$6,449	$(30)	$352,181	$(625)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
(dollars in thousands, except per share data)
Note 3. Investments (continued)

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

The Company has evaluated its investments and has determined that no investments have an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any additional securities with unrealized losses, given the Company’s current and anticipated financial position.
The Company owned 197 available-for-sale U.S Treasury obligations, government-sponsored enterprise securities and corporate debt securities at March 31, 2010. Of these 197 securities, 76 had unrealized losses at March 31, 2010.
The Company’s equity investments in privately-held companies for which no readily available fair value information is available are carried at cost. There were no events or circumstances during the three months ended March 31, 2010 that would have a significant adverse effect on the fair value of these investments. Long-term equity investments of publicly-traded companies are carried at market value based on quoted market prices and unrealized gains and losses for these investments are reported as a separate component of stockholders’ equity until realized.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
(dollars in thousands, except per share data)
Note 3. Investments (continued)
Other Information
The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investments at March 31, 2010:

	Short-term		Marketable		Restricted
	Investments		Securities		Investments
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Less than one year	$238,372	$240,479	$—	$—	$36,948	$37,497
Due in year two through year three	—	—	276,956	279,722	42,407	43,204
Due in year four through year five	—	—	87,290	88,044	7,301	7,624
Due after five years	—	—	115,170	115,541	721	742

Total	$238,372	$240,479	$479,416	$483,307	$87,377	$89,067

The Company’s short-term investments include mortgage-backed securities with an aggregate cost of $23,476 and an aggregate fair value of $24,078 at March 31, 2010. The Company’s marketable securities include mortgage-backed securities with an aggregate cost of $47,180 and an aggregate fair value of $48,390 at March 31, 2010. The Company’s restricted investments include mortgage-backed securities with an aggregate cost of $6,216 and an aggregate fair value of $6,324 at March 31, 2010. These securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three months ended March 31, 2010 and 2009, and their respective net proceeds were as follows:

	Three months ended March 31,
	2010	2009

Proceeds on sale of investments prior to maturity	$177,425	$91,003
Realized gains	325	1,633
Realized losses	(428)	(742)
The cost of the securities sold is based on the specific identification method.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
(dollars in thousands, except per share data)
Note 4. Collaborations and U.S. Government Agreement
Collaboration Agreement with Novartis
During 2006, the Company entered into an agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of ZALBINTM. Under the agreement, the Company and Novartis will co-commercialize ZALBIN in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay the Company a royalty on those sales. The Company will have primary responsibility for the bulk manufacture of ZALBIN, and Novartis will have primary responsibility for commercial manufacturing of the finished drug product. The Company is entitled to payments aggregating up to approximately $507,500, including a non-refundable up-front license fee, upon the successful attainment of certain milestones. The Company and Novartis will share clinical development costs. As of March 31, 2010, the Company has contractually earned and received payments aggregating $207,500. The Company is recognizing these payments as revenue ratably over the estimated remaining development period, currently estimated to end in late 2010. The Company recognized revenue of $27,602 and $8,852 for the three months ended March 31, 2010 and 2009, respectively.
Collaboration Agreement with GSK
During 2006, the Company entered into a license agreement with GlaxoSmithKline (“GSK”) for the co-development and commercialization of BENLYSTATM arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK share Phase 3 and 4 development costs, and will share sales and marketing expenses and profits of any product commercialized under the agreement. The Company will have primary responsibility for bulk manufacturing and for commercial manufacturing of the finished drug product. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and is recognizing this payment as revenue over the remaining clinical development period, currently estimated to end in late 2010. The Company recognized revenue of $1,033 and $1,636 for the three months ended March 31, 2010 and 2009, respectively, relating to this payment.
Collaboration reimbursements
Research and development expenses for the three months ended March 31, 2010 and 2009 are net of $15,753 and $12,505, respectively, of costs reimbursed or reimbursable by Novartis and GSK. The Company shares certain research and development costs including personnel costs, outside services, manufacturing, and overhead with Novartis and GSK under cost sharing provisions in the collaboration agreements.
U.S. Government Agreement
During 2006, the U.S. Government (“USG”) exercised its option under the second phase of a 2005 contract to purchase 20,001 doses of raxibacumab for its Strategic National Stockpile (“SNS”). During 2009, the Company delivered all of the 20,001 doses. The Company recognized $127,769 in product revenue and $25,997 in manufacturing and development services revenue for the three months ended March 31, 2009 related to this order. In addition, the Company expects to receive approximately $10,000 from this first order if the Company obtains licensure by the U.S. Food and Drug Administration (“FDA”).

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
(dollars in thousands, except per share data)
Note 4. Collaborations and U.S. Government Agreement (continued)
In 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period, beginning in 2009. The Company expects to receive approximately $142,000 from this order as deliveries are completed, including $17,693 and $13,547 earned and recognized as product revenue during 2009 (all in the fourth quarter) and the three months ended March 31, 2010, respectively, as well as approximately $10,000 from this order if the Company obtains licensure by the FDA.
Aegera Agreement
During 2007, the Company entered into a collaboration and license agreement with Aegera Therapeutics, Inc. (“Aegera”) of Montreal, Canada under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a three-year research period. Aegera will be entitled to receive up to $295,000 in development and commercial milestone payments, including a $5,000 milestone payment made by the Company during 2008. Aegera will receive royalties on net sales in the Company’s territory. In North America, Aegera will have the option to co-promote with the Company, under which Aegera will share certain expenses and profits in lieu of its royalties. The Company incurred and expensed research costs of $590 and $587 related to the Aegera agreement during the three months ended March 31, 2010 and 2009, respectively.
Note 5. Other Financial Information
Collaboration Receivables
Collaboration receivables of $10,293 includes $9,757 in unbilled receivables from Novartis and GSK in connection with the Company’s cost-sharing agreements, and other billed and unbilled receivables. The $9,757 in unbilled receivables primarily relates to net cost reimbursements due for the three months ended March 31, 2010. An additional $15,018 and $6,920 receivable from Novartis and GSK is included in Other assets on the consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively. These non-current collaboration receivables relate to amounts due to the Company by Novartis and GSK for manufacturing costs incurred to produce pre-launch commercial product.
Inventory
Inventories consist of the following, which are all related to raxibacumab:

	March 31, 2010	December 31, 2009

Raw materials	$7,461	$4,293
Work-in-process	7,375	9,512
Finished goods	5,389	6,344

	$20,225	$20,149

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
(dollars in thousands, except per share data)
Note 6. Commitments and Other Matters
The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.
Note 7. Facility-Related Exit Costs
As a result of the Company’s facilities consolidation efforts, the Company has exited various facility leases since 2004 and recorded exit and impairment charges relating to those exits. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis, and adjusts its exit accrual as a result of changes in facts or assumptions.
The following table summarizes the activity related to the liability for exit charges for the three months ended March 31, 2010, all of which is facilities-related:

Balance as of January 1, 2010	$4,206
Accretion recorded	78

Subtotal	4,284
Cash items	(378)

Balance as of March 31, 2010	3,906
Less current portion	(2,233)

$1,673

Note 8. Stock-Based Compensation
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
Stock-based compensation expense for the three months ended March 31, 2010 is not necessarily representative of the level of stock-based compensation expense in future periods due to, among other things, (1) the vesting period of the stock options and other awards and (2) the fair value of additional stock option grants and other awards in future years.
The Company recorded stock-based compensation expense pursuant to these plans of $3,844 and $2,935 during the three months ended March 31, 2010 and 2009, respectively. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan.
Under the Incentive Plan, the Company issued 2,000,664 shares of common stock in conjunction with stock option exercises during the three months ended March 31, 2010. The Company granted 3,637,011 stock options under the Incentive Plan during the same period, with a weighted-average grant date fair value of $18.28 per share.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
(dollars in thousands, except per share data)
Note 8. Stock-Based Compensation (continued)
During the three months ended March 31, 2010, the Company awarded 81,722 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $31.91 per share. During the same period, 79,982 RSUs vested and the Company issued 48,484 shares of common stock to employees, net of 31,498 shares purchased to satisfy the employees’ tax liability related to the RSUs vesting. The cost of this treasury stock was $1,025, which has been recorded on the consolidated balance sheet as of March 31, 2010.
At March 31, 2010, the total authorized number of shares under the Incentive Plan, including prior plans, was 54,778,056. Options available for future grant were 4,247,948 as of March 31, 2010.
Note 9. Fair Value Measurements
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
The FASB ASC discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
(dollars in thousands, except per share data)
Note 9. Fair Value Measurements (continued)
The Company’s assets and liabilities subject to fair value measurements on a recurring basis and the related fair value hierarchy are as follows:

	Fair Value	Fair Value Measurements as of March 31, 2010
	as of	Using Fair Value Hierarchy
Description	March 31, 2010	Level 1	Level 2	Level 3

Cash and cash equivalents	$326,567	$326,567	$—	$—
Short-term investments	240,479	8,029	232,450	—
Marketable securities	483,307	—	483,307	—
Restricted investments	89,067	8,149	80,918	—

Total	$1,139,420	$342,745	$796,675	$—

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
The fair value of the Company’s receivables, other assets, accounts payable, accrued expenses and other payables approximate their carrying amount due to the relatively short maturity of these items. The fair value of the Company’s convertible subordinated debt is based on quoted market prices. The quoted market price of the Company’s convertible subordinated debt was approximately $837,000 (book value of $355,383) as of March 31, 2010. With respect to its lease financing, the Company evaluated its incremental borrowing rate as of March 31, 2010, based on the current interest rate environment and the Company’s credit risk. The fair value of the BioMed lease financing was approximately $261,000 (book value of $249,151) as of March 31, 2010 based on a discounted cash flow analysis, and current rates for corporate debt having similar characteristics and companies with similar creditworthiness.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
(dollars in thousands, except per share data)
Note 10. Earnings (Loss) Per Share
Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents can result from the assumed exercise of outstanding stock options, the assumed conversion of convertible subordinated debt and the vesting of unvested restricted stock units. Common stock equivalents from stock options of 25,951,029 and 28,739,363 for the three months ended March 31, 2010 and 2009, respectively, are excluded from the calculation of diluted income (loss) per share because the effect is anti-dilutive. Common stock equivalents from shares underlying the Company’s convertible subordinated debt of 24,303,304 for the three months ended March 31, 2010 are excluded from the calculation of diluted loss per share because the effect is anti-dilutive. Common stock equivalents from restricted stock units of 207,477 for the three months ended March 31, 2010 are excluded from the calculation of diluted loss per share because the effect is anti-dilutive.
Diluted net income (loss) per share for the three months ended March 31, 2010 and 2009 was determined as follows:

	Three months ended March 31,
	2010	2009
Numerator:
Net income (loss)	$(47,877)	$129,813
Interest on convertible subordinated debt, if converted	—	9,249

Net income used for diluted net income (loss) per share	$(47,877)	$139,062

Denominator:
Weighted average shares outstanding	186,140,744	135,755,471
Effect of dilutive securities:
Convertible subordinated debt	—	27,375,405
Employee stock options and restricted stock units	—	292,611

Weighted average shares used for diluted net income (loss) per share	186,140,744	163,423,487

Diluted net income (loss) per share	$(0.26)	$0.85

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2010 and 2009
Overview
Human Genome Sciences, Inc. (“HGS”) is a commercially focused biopharmaceutical company advancing toward the market with three products in late-stage development: BENLYSTA™ for systemic lupus erythematosus (“SLE”), ZALBIN™ for chronic hepatitis C, and raxibacumab for inhalation anthrax.
In July and November 2009, we reported that BENLYSTA met its primary endpoints in two Phase 3 clinical trials in patients with systemic lupus. In April, 2010, we reported additional results of the BLISS 76 trial. At week 76 in the BLISS-76 trial, BENLYSTA plus standard of care showed higher response rates compared with placebo plus standard of care, but this secondary endpoint result did not reach statistical significance. We and GlaxoSmithKline (“GSK”) plan to submit marketing applications for BENLYSTA in the United States and Europe in the second quarter of 2010.
In March 2009, we reported that ZALBIN successfully met its primary endpoint in the second of two Phase 3 clinical trials in chronic hepatitis C. HGS submitted a Biologics License Application (“BLA”) for ZALBIN in the United States in November 2009, and Novartis submitted a Marketing Authorization Application (“MAA”) under the brand name JOULFERON® in Europe in December 2009. We received confirmation from the U.S. Food and Drug Administration (“FDA”) in February 2010 that the BLA submission was accepted for filing with a Prescription Drug User Fee Act (“PDUFA”) date of October 4, 2010. In April 2010, Novartis withdrew the MAA. The decision to withdraw the application was based on feedback from European regulatory authorities in preliminary response to the MAA, indicating that additional new data would be requested which could not reasonably be generated within the timeframe allowed in the European Centralized Procedure. The feedback included whether the therapeutic benefit offered by the product dosed every two weeks was sufficient relative to the risk.
In the first half of 2009 we achieved our first product sales and recognized $162.5 million in product sales and manufacturing and development services revenue by delivering 20,001 doses of raxibacumab to the U.S. Strategic National Stockpile (“SNS”). In July 2009, the U.S. Government (“USG”) exercised its option to purchase 45,000 additional doses to be delivered over a three-year period. We expect to receive a total of approximately $152.0 million from the second order, including $17.7 million and $13.5 million in revenue recognized during 2009 and the first quarter of 2010, respectively. In May 2009, we submitted a BLA to the FDA for raxibacumab for the treatment of inhalation anthrax. We received a Complete Response Letter in November 2009, and we continue to work closely with the FDA to determine the additional steps necessary to obtain approval.
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

Overview (continued)
During 2006, we entered into a collaboration agreement with Novartis. Under this agreement, Novartis will co-develop and co-commercialize ZALBIN and share development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement. Including this up-front fee, we are entitled to payments aggregating up to $507.5 million upon the successful attainment of certain milestones. As of March 31, 2010, we have contractually earned and received payments aggregating $207.5 million. We are recognizing these payments as revenue ratably over the estimated remaining development period, currently estimated to end in late 2010.
In 2005, GSK exercised its option to co-develop and co-commercialize BENLYSTA. In accordance with a co-development and co-commercialization agreement signed during 2006, we and GSK will share Phase 3 and 4 development costs, and will share equally in sales and marketing expenses and profits of any product that is commercialized. We received a $24.0 million payment during 2006 as partial consideration for entering into this agreement with respect to BENLYSTA and are recognizing this payment as revenue ratably over the development period, currently estimated to end in late 2010.
We expect that any significant revenue or income through at least 2010 may be limited to raxibacumab revenue, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK and Novartis, payments from the license of product rights, payments under manufacturing agreements, such as our agreement with Hospira, Inc., investment income and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements, and possibly initial sales of BENLYSTA and/or ZALBIN. We expect to continue to incur substantial expenses relating to our research and development efforts and increased expenses relating to our commercialization efforts. As a result, we expect to incur losses over at least the next two years unless we are able to realize additional revenues under existing or any future agreements or from product sales. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
Critical Accounting Policies and the Use of Estimates
A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Our accounting policies are described in more detail in Note B, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2009 Annual Report on Form 10-K.

Results of Operations
Revenues. Revenues were $46.5 million for the three months ended March 31, 2010 compared to revenues of $177.3 million for the three months ended March 31, 2009. Revenues for the three months ended March 31, 2010 included $27.6 million recognized from Novartis related to straight-line recognition of up-front license fees and milestones reached for ZALBIN as well as $13.5 million in raxibacumab product sales. Revenues for the three months ended March 31, 2009 included $127.8 million in raxibacumab product sales and $26.0 million related to certain raxibacumab development services, as well as a $9.0 million milestone payment received from GSK related to Syncria.
Cost of sales. Cost of sales includes cost of product sales of $7.6 million for the three months ended March 31, 2010 compared to $8.2 million for the three months ended March 31, 2009. Cost of sales also includes cost of manufacturing and development services of $0.9 million for the three months ended March 31, 2010 compared to $3.4 million for the three months ended March 31, 2009. Cost of product sales during the three months ended March 31, 2010 includes the cost of manufacturing raxibacumab and royalties whereas the cost of product sales during the three months ended March 31, 2009 included only royalties, as the manufacturing costs had been previously expensed. Our manufacturing and development services costs include costs associated with contract manufacturing services and raxibacumab development services costs. The decrease in manufacturing and development services costs is primarily due to lower costs associated with contract manufacturing services. After approval of a product, inventoriable costs are capitalized into inventory and will be expensed as the inventory is sold.
Expenses. Research and development net expenses were $57.5 million for the three months ended March 31, 2010 compared to $53.7 million for the three months ended March 31, 2009. Our research and development expenses for the three months ended March 31, 2010 and 2009 are net of $15.8 million and $12.5 million, respectively, of costs reimbursed or reimbursable by Novartis and GSK.
We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development.
Our research costs decreased to $4.7 million for the three months ended March 31, 2010 from $5.0 million for the three months ended March 31, 2009. Our research costs for the three months ended March 31, 2010 and 2009 are net of $1.0 million and $0.7 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $6.6 million for the three months ended March 31, 2010 from $8.1 million for the three months ended March 31, 2009. This decrease is primarily due to decreased activity related to contract manufacturing services and ZALBIN.
Our manufacturing costs increased to $29.9 million for the three months ended March 31, 2010 from $19.7 million for the three months ended March 31, 2009. This increase is primarily due to increased BENLYSTA production. Our manufacturing costs for the three months ended March 31, 2010 and 2009 are net of $8.6 million and $0.2 million, respectively, of anticipated cost reimbursement from Novartis and GSK under the commercial cost sharing provisions in our collaboration agreements. Our manufacturing costs are expected to increase as we produce commercial product in anticipation of launch. These costs are expensed as incurred until regulatory approval of the product is obtained.
Our clinical development costs decreased to $16.3 million for the three months ended March 31, 2010 from $20.9 million for the three months ended March 31, 2009. The decrease is primarily due to the completion of our first BENLYSTA Phase 3 clinical trial in 2009, wind down of our second Phase 3 BENLYSTA clinical trial and decreased raxibacumab development activities. Our clinical development expenses for the three months ended March 31, 2010 and 2009 are net of $6.3 million and $11.4 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.
General and administrative expenses increased to $18.3 million for the three months ended March 31, 2010 from $14.3 million for the three months ended March 31, 2009. This increase is primarily due to increased commercial readiness activities.

Results of Operations (continued)
Investment income increased to $4.6 million for the three months ended March 31, 2010 from $4.3 million for the three months ended March 31, 2009. The increase in investment income for the three months ended March 31, 2010 was primarily due to higher average investment balances offset by lower yields on our portfolio.
Interest expense decreased to $14.7 million for the three months ended March 31, 2010 compared to $15.7 million for the three months ended March 31, 2009. Interest expense includes non-cash interest expense related to amortization of debt discount of $5.6 million and $6.4 million for the three months ended March 31, 2010 and 2009, respectively, as a result of the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 470 which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The decrease in interest expense is primarily due to the February 2009 repurchase of convertible subordinated debt due in 2011 and 2012.
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
Our gain on sale of long-term equity investment during the three months ended March 31, 2009 of $5.3 million relates to the remaining amount due on the 2008 sale of our investment in CoGenesys.
Net Income (Loss). We recorded a net loss of $47.9 million, or $0.26 per basic and diluted share, for the three months ended March 31, 2010 compared to net income of $129.8 million, or $0.96 per basic share and $0.85 per diluted share, for the three months ended March 31, 2009. This change from net income to net loss is primarily due to lower product sales and manufacturing and development services revenue in 2010 versus 2009 and the gain on extinguishment of debt in the first quarter of 2009.
Liquidity and Capital Resources
We had working capital of $498.1 million and $616.6 million at March 31, 2010 and December 31, 2009, respectively. The decrease in our working capital for the three months ended March 31, 2010 is primarily due to the use of working capital to fund our operations and the increase in non-current marketable securities.
We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We will also incur costs related to our pre-commercial launch activities. In the event our working capital needs exceed our available working capital, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. In 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period, which began in 2009. We expect to receive a total of approximately $152.0 million from this order as deliveries are completed, a total of $31.2 million of which has been recognized as revenue through the first quarter of 2010. We may also receive payments under collaboration agreements, to the extent milestones are met, which would further improve our working capital position. We continue to evaluate our working capital position on an ongoing basis.
To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity.

Liquidity and Capital Resources (continued)
The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We completed our fourth Phase 3 trial and have several ongoing Phase 1 and Phase 2 trials and expect to initiate additional trials in the future. Completion of these trials may extend several years or more, but the length of time generally varies considerably according to the type, complexity, novelty and intended use of the drug candidate. We estimate that the completion periods for our Phase 1, Phase 2, and Phase 3 trials could span one year, one to two years and two to four years, respectively. Some trials may take considerably longer to complete. The duration and cost of our clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial.
Our clinical development expenses are dependent on the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of March 31, (2)
Product Candidate (1)	Indication	2010	2009

ZALBIN	Hepatitis C	Phase 3 (3)	Phase 3
BENLYSTA	Systemic Lupus Erythematosus	Phase 3 (4)	Phase 3
BENLYSTA	Rheumatoid Arthritis	Phase 2 (5)	Phase 2 (5)
Raxibacumab	Anthrax	(6)	(6)
HGS1029	Cancer	Phase 1	Phase 1
HGS-ETR1	Cancer	Phase 2	Phase 2
HGS-ETR2	Cancer	(8)	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug Application (“IND”) has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Phase 3 results reported; BLA filed in 2009, MAA filed in 2009 and withdrawn in 2010. Phase 2 monthly dosing study underway.

(4)	Results from two Phase 3 clinical trials reported; pre-BLA activities underway.

(5)	Initial Phase 2 trial completed; treatment IND ongoing and further development under review.

(6)	BLA filed in 2009; Complete Response Letter received from FDA; additional work ongoing.

(7)	IND filed in December 2007 with respect to HGS1029 (formerly AEG40826).

(8)	Ongoing Phase 1 trial by National Institutes of Health; further development not anticipated.
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

Liquidity and Capital Resources (continued)
Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize ZALBIN. Under this agreement, we will co-commercialize ZALBIN in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We and Novartis share clinical development costs. Including a non-refundable up-front license fee, we are entitled to payments aggregating approximately $507.5 million upon successful attainment of certain milestones. As of March 31, 2010, we have contractually earned and received milestones aggregating $207.5 million. In 2006, we entered into a collaboration agreement with GSK with respect to BENLYSTA and received a payment of $24.0 million. We and GSK share Phase 3 and 4 development costs, and will share sales and marketing expenses and profits of any product that is commercialized in accordance with the collaboration agreement. During the three months ended March 31, 2010, we recorded approximately $15.8 million due from Novartis and GSK with respect to our cost sharing agreements as a reduction of research and development expenses. We are recognizing the up-front fees and milestones received from Novartis and GSK as revenue ratably over the estimated remaining development periods.
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
We have certain contractual obligations which may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets. Debt associated with the sale and accompanying leaseback of our LSM facility to BioMed in 2006 is recorded on our balance sheet as of March 31, 2010 and December 31, 2009. We have an option to purchase the Traville facility in 2016 for $303.0 million.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are based on our current intent, belief and expectations. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Actual results may differ materially from these forward-looking statements because of our unproven business model, our dependence on new technologies, the uncertainty and timing of clinical trials and regulatory approvals, our ability to develop and commercialize products, our dependence on collaborators for services and revenue, our substantial indebtedness and lease obligations, our changing requirements and costs associated with facilities, intense competition, the uncertainty of patent and intellectual property protection, our dependence on key management and key suppliers, the uncertainty of regulation of products, the impact of future alliances or transactions and other risks described in this filing and our other filings with the Securities and Exchange Commission. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of today’s date. We undertake no obligation to update or revise the information contained in this announcement whether as a result of new information, future events or circumstances or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not currently have operations of a material nature that are subject to risks of foreign currency fluctuations. We do not use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government-sponsored enterprise securities, high-grade debt having at least an “A-” rating at time of purchase and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 12 months, decreases the risk of a material loss caused by a market change related to interest rates.
We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $11.3 million, or approximately 1.0% of the aggregate fair value of $1.1 billion, at March 31, 2010. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of March 31, 2010. We believe that any interest rate change related to our investment securities held as of March 31, 2010 is not material to our consolidated financial statements. As of March 31, 2010, the yield on comparable one-year investments was approximately 0.4%, as compared to our current portfolio yield of approximately 1.6%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2010, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have invested significant time and resources to isolate and study genes and determine their functions. We now devote most of our resources to developing proteins, antibodies and small molecules for the treatment of human disease. We are also devoting substantial resources to our own manufacturing capabilities, to support clinical testing, to supply raxibacumab to the U.S. Strategic National Stockpile (“SNS”) and for potential commercialization of our other products. We expect to devote substantial resources to establish and maintain a marketing capability for any of our products that are approved by the U.S. Food and Drug Administration (“FDA”). We have made and are continuing to make substantial expenditures in advance of commercializing any products. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. We cannot assure you that the tests and studies will yield products approved for marketing by the FDA in the United States or similar regulatory authorities in other countries, or that any such products will be profitable. We will incur substantial additional costs to continue these activities. If we are not successful in commercializing our Phase 3 and earlier development molecules, we may be unable to recover the large investment we have made in research, development, manufacturing and marketing efforts.
If we are unable to obtain marketing approval for BENLYSTATM, our results of operations and business will be materially and adversely affected.
In July 2009, we reported the results from the first of our two Phase 3 clinical trials for BENLYSTA. In that trial BENLYSTA met its primary efficacy endpoint. In November 2009, we reported the 52-week results from the second of our two Phase 3 clinical trials for BENLYSTA. In that trial, BENLYSTA at a dose of 10 mg/kg also met its primary efficacy endpoint. Although the primary efficacy endpoint of the BLISS-76 trial was assessed after 52 weeks, we continued to collect additional data from this trial for an additional 24 weeks. In April 2010, we reported the results of the BLISS 76 trial for these additional weeks. At week 76 in the BLISS-76 trial, BENLYSTA plus standard of care showed higher response rates compared with placebo plus standard of care, but this difference was not statistically significant. We do not know what, if any, effect these 76-week results may have on our ability to obtain regulatory approval for BENLYSTA. We currently expect to file a Biologics License Application (“BLA”) in the United States in the second quarter of 2010. Despite our determination that the results from the two BENLYSTA trials were positive, the FDA or similar regulatory authorities may determine that the results from the two trials do not support marketing approval or are insufficient to obtain marketing approval. In addition, our partner GlaxoSmithKline (“GSK”) may determine that the results of these trials do not warrant further development or commercialization and may terminate its collaboration agreement. If we are unable to obtain marketing approval for BENLYSTA or if marketing approval is delayed or if our partner terminates its collaboration agreement, our results of operations and business will be materially adversely affected.

If we are unable to obtain marketing approval for ZALBINTM, our results of operations and business will be materially and adversely affected.
In March 2009, we reported the results from the second of our two Phase 3 clinical trials for ZALBIN. In that trial, as well as the trial we reported on in December 2008, ZALBIN met its primary efficacy endpoint. In January 2008, we modified the dosing in our two ZALBIN Phase 3 clinical trials. Patients who had been receiving the 1200-mcg dose were moved to the 900-mcg dose based on a recommendation made by our independent data monitoring committee. The recommendation was based on the incidence rate of serious pulmonary adverse events in the 1200-mcg arm of the two ZALBIN trials. In November 2009, we filed a BLA with the FDA on ZALBIN and, in December 2009, our partner Novartis filed a Marketing Authorization Application (“MAA”) under the brand name JOULFERON® with the European Medicines Agency. In April 2010, Novartis withdrew the MAA. The decision to withdraw the application was based on feedback from European regulatory authorities in preliminary response to the MAA, indicating that additional new data would be requested which could not reasonably be generated within the timeframe allowed in the European Centralized Procedure. The feedback included whether the therapeutic benefit offered by the product dosed every two weeks was sufficient relative to the risk. In the United States, despite our determination that the results from the two ZALBIN trials were positive, the FDA may determine that the results do not support marketing approval or are insufficient to obtain marketing approval. We do not know what, if any, effect the preliminary response to the MAA and Novartis’ decision to withdraw the application may have on the BLA filed with the FDA. We will be seeking further guidance from FDA. In addition, our partner Novartis may determine that the results of these trials do not warrant further development or commercialization and may terminate its collaboration agreement. If we are unable to obtain marketing approval for ZALBIN products or if marketing approval is delayed or if our partner terminates its collaboration agreement, our results of operations and business will be materially adversely affected.
We may be unable to successfully establish commercial manufacturing capability and may be unable to obtain required quantities of our product candidates for commercial use.
We have not yet manufactured any products approved for commercial use and, except for raxibacumab, have limited experience in manufacturing materials suitable for commercial use. We have only limited experience manufacturing in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with current good manufacturing practices (“cGMP”) requirements for commercial production. We may not be able to successfully establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements. For example, we believe that we have sufficient manufacturing capacity to launch BENLYSTA, if it is approved by the FDA, and to supply commercial quantities of BENLYSTA to approximately 45,000 to 55,000 patients. If the demand for BENLYSTA exceeds our capacity to supply BENLYSTA to patients, we will need to contract for additional manufacturing capacity with a third-party manufacturer or buy or build additional manufacturing capacity. We believe that engaging a third-party manufacturer or buying or building additional manufacturing capacity will take between two and five years or longer due, in part, to the required regulatory approvals and will require substantial expenditures. We may not be able to contract with a third-party manufacturer on commercially reasonable terms, or at all, or find or build such capacity in the timeframe to meet demand, and our revenues may be limited from BENLYSTA if we are unable to do so successfully.
Currently each of our products, BENLYSTA, ZALBIN and raxibacumab, is produced at a single manufacturing site. BENLYSTA is produced at our large-scale manufacturing facility in Rockville, Maryland and ZALBIN and raxibacumab are produced in separate parts of our small-scale manufacturing facility, which is also in Rockville, Maryland. Each of these facilities is the sole source for these products. We cannot guarantee that one or more of these manufacturing plants will not encounter problems, including but not limited to loss of power, equipment failure or viral or microbial contamination, which could impact our ability to deliver adequate supply of one or more of these products to the market.
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
BENLYSTA is a human monoclonal antibody that recognizes and inhibits the biological activity of B-lymphocyte stimulator, or BLyS, and is being developed as a potential treatment for systemic lupus erythematosus (“SLE”). If the FDA or other regulatory agencies approve BENLYSTA for the treatment of SLE, we intend to seek expansion of the approved uses, or labeled uses, of BENLYSTA in the U.S. and elsewhere. However, we may be unable to obtain approval for such label expansion in full or in part. If we are not able to obtain approval for expansion of the labeled uses for BENLYSTA, or if we are otherwise unable to fulfill our marketing, sales and distribution plans for BENLYSTA, sales of BENLYSTA may be limited. We may conduct new clinical trials for additional approved uses of BENLYSTA. There can be no guarantee that these trials will be successful or that the FDA or other regulatory agencies will approve expansion of the labeled uses for BENLYSTA.
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
Before a drug may be marketed in the United States, a drug must be subject to rigorous preclinical testing. The results of this testing must be submitted to the FDA as part of an Investigational New Drug Application (“IND”), which is reviewed by the FDA before clinical testing in humans can begin. The results of preclinical studies do not predict clinical success. A number of potential drugs have shown promising results in early testing but subsequently failed to obtain necessary regulatory approvals. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.

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
To date, data obtained from our clinical trials may not be sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. For example, we have submitted BLAs to the FDA for raxibacumab and ZALBIN, but the studies we have conducted to date may not be sufficient to obtain FDA approval. In November 2009, we received a Complete Response Letter from the FDA related to our BLA for raxibacumab. In this letter, the FDA determined that it cannot approve the BLA its present form and requested additional studies and data that would be needed prior to the FDA making a decision as to whether or not to approve the raxibacumab BLA. We may not be able to complete the requested studies or to generate the required data in a timely manner, if at all. If the FDA requires that we complete the additional studies and generate the additional data requested in the Complete Response Letter, we may be required to withdraw our existing BLA and resubmit our BLA after completion of such studies. This will start a new review cycle. Even if we could complete such studies and generate such data, the studies and data may not be sufficient for FDA approval. In addition, based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. In February 2010, the FDA accepted our ZALBIN BLA filing with a PDUFA action date of October 4, 2010. In April 2010, our partner Novartis withdrew a MAA for JOULFERON (ZALBIN in the U.S.), previously filed with the European Medicines Agency. The decision to withdraw the application was based on feedback from European regulatory authorities in preliminary response to the MAA, indicating that additional new data would be requested which could not reasonably be generated within the timeframe allowed in the European Centralized Procedure. The feedback included whether the therapeutic benefit offered by the product dosed every two weeks was sufficient relative to the risk.
The development programs for ZALBIN and BENLYSTA have each involved two large-scale, multi-center Phase 3 clinical trials and have been more expensive than our Phase 1 and Phase 2 clinical trials. In December 2008 and March 2009, we announced that we had completed the Phase 3 clinical studies for ZALBIN; in both studies, ZALBIN met its primary efficacy endpoint of non-inferiority to peginterferon alfa-2a. In November 2009, we filed a BLA for ZALBIN with the FDA. In July 2009, we reported the results from the first of our two Phase 3 clinical trials for BENLYSTA. In that trial, BENLYSTA met its primary efficacy endpoint. In November, 2009, we reported the 52 week data from the second Phase 3 clinical trial for BENLYSTA. In that trial, BENLYSTA at a dose of 10 mg/kg also met its primary efficacy endpoint. Although the primary efficacy endpoint of the BLISS-76 study was assessed after 52 weeks, we continued to collect additional data from this trial for an additional 24 weeks. In April 2010, we reported the results of the BLISS 76 trial for these additional weeks. At week 76 in the BLISS-76 trial, BENLYSTA plus standard of care showed higher response rates compared with placebo plus standard of care, but this difference was not statistically significant. We do not know what, if any effect, these 76-week results may have on our ability to obtain regulatory approval for BENLYSTA. We currently expect to file a BLA in the United States in the second quarter of 2010.
We may not be able to obtain FDA or other regulatory approval of ZALBIN or BENLYSTA. Even if FDA or other regulatory approval is obtained, it may include limitations on the indicated uses for which ZALBIN and/or BENLYSTA may be marketed.

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
As part of our September 1996 agreement with GSK, we granted a 50/50 co-development and co-commercialization option to GSK for certain human therapeutic products that successfully completed Phase 2a clinical trials. In August 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1 (mapatumumab) jointly with us. In April 2008, we announced that we had reacquired all rights to our TRAIL receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in return for a reduction in royalties due to us if Syncria®, a GSK product for which we would be owed royalties, is commercialized. We also announced that our agreement with the pharmaceutical division of Kirin Brewery Company, Ltd. for joint development of antibodies to TRAIL receptor 2 had been terminated. Takeda Pharmaceutical Company, Ltd. has the right to develop HGS-ETR1 in Japan. As a result of these actions, we have assumed full responsibility for the development and commercialization of products based on these antibodies, except for HGS-ETR1 in Japan. We have ongoing development programs related to HGS-ETR1 (mapatumumab), but do not anticipate further development of HGS-ETR2.
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
Marketing Approvals. Before a product can be marketed in the United States, the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application or a biologics license application, depending on the type of drug. In responding to a new drug application or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, or at all. For example, in November 2009, we received a Complete Response Letter from the FDA related to our BLA for raxibacumab. In this letter, the FDA determined that it cannot approve our BLA in its present form and requested additional studies and data that would be needed prior to the FDA making a decision as to whether or not to approve the raxibacumab BLA. We may not be able to complete the requested studies or to generate the required data in a timely manner if at all. If the FDA requires that we complete the additional studies and generate the additional data requested in the Complete Response Letter, we may be required to resubmit our BLA after completion of such studies. This will start a new review cycle. Even if we could complete such studies and generate such data, the studies and data may not be sufficient for FDA approval. In addition, based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate.

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
Foreign Regulation. We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be just as rigorous, costly and uncertain as in the United States. In December 2009, our partner Novartis filed a MAA for JOULFERON (ZALBIN in the U.S.) with the European Medicines Agency. In April 2010, Novartis withdrew the MAA. The decision to withdraw the application was based on feedback from European regulatory authorities in preliminary response to the MAA, indicating that additional new data would be requested which could not reasonably be generated within the timeframe allowed in the European Centralized Procedure. The feedback included whether the therapeutic benefit offered by the product dosed every two weeks was sufficient relative to the risk.
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
Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be subject to challenge, if they do issue. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets outside the United States, such as Europe and Japan. For example, a recent U.S. district court decision involving Myriad Genetics expressed concerns regarding the patentability of isolated human genes and gene-based diagnostic methods. In addition, the United States Congress is considering significant changes to U.S. intellectual property laws which could affect the extent and scope of existing protections for biotechnology products and processes. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of litigation and administrative proceedings relating to the scope of protection of our patents and those of others in both the United States and in the rest of the world.

We have been involved in a number of interference proceedings brought by the United States Patent and Trademark Office (“PTO”) and may be involved in additional interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S.
We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in European opposition proceedings against an issued patent of Biogen Idec. In this opposition, the European Patent Office (“EPO”) found the claims of Biogen Idec’s patent to be valid. The claims relate to a method of treating autoimmune diseases using an antibody to BLyS (such as BENLYSTA). We and GSK have entered into a definitive license agreement with Biogen Idec that provides for an exclusive license to this European patent. This patent is still under appeal in Europe. We also have been involved in an opposition proceeding brought by Eli Lilly and Company with respect to our European patent related to BLyS compositions, including antibodies. In 2008, the Opposition Division of the EPO held our patent invalid. We appealed this decision, and in October 2009, a Technical Board of Appeal of the EPO reversed the Opposition Division decision and held that our European patent is valid. In addition, Eli Lilly instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent; in this proceeding the United Kingdom trial court found the patent invalid. We appealed this decision and the UK Court of Appeal upheld the lower court ruling that our United Kingdom patent was invalid. We are seeking leave to appeal this decision to the UK Supreme Court.
We have also opposed European patents issued to Genentech, Inc. and Immunex Corporation related to products based on TRAIL Receptor 2. Genentech, Inc. and Immunex Corporation also opposed our European patent related to products based on TRAIL Receptor 2. HGS has withdrawn this opposed European patent. Genentech, Inc. also opposed our Australian patent related to products based on TRAIL Receptor 2. We have voluntarily terminated this opposition by withdrawing our Australian patent. In addition, Genentech, Inc. has opposed our European patent related to products based on TRAIL Receptor 1 (such as HGS-ETR1).
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
As of March 31, 2010, we had convertible subordinated debt of $355.4 million ($403.9 million on a face value basis) and a long-term lease financing for our large-scale manufacturing facility of $249.2 million on our balance sheet. During the three months ended March 31, 2010 we made cash interest payments on our convertible subordinated debt of $2.3 million. During the three months ended March 31, 2010 we made cash payments on our long-term lease financing of $6.1 million. In addition, we have operating leases, primarily our long-term operating lease for our headquarters, for which we made cash payments of $5.2 million during the three months ended March 31, 2010. Our substantial debt and long-term lease obligations will have several important consequences for our future operations. For instance:
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
As of March 31, 2010, we had $403.9 million in face value of convertible subordinated debt outstanding, with $197.1 million and $206.8 million due in 2011 and 2012, respectively. Those notes are convertible into our common stock at conversion prices of approximately $15.55 and $17.78 per share, respectively. If our stock price does not exceed the applicable conversion price of those notes, upon maturity, we may need to pay the note holders in cash or restructure some or all of the debt. Our recent stock price has been above the conversion price and we currently have sufficient unrestricted cash should note holders seek cash payment upon maturity. However, since it may be one or more years, if ever, before we are likely to generate significant positive cash flow from operations, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay our debt upon maturity.
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
We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, the capital and credit markets have experienced extreme volatility and disruption. Over the past two years, the volatility and disruption reached unprecedented levels. We maintain a significant portfolio of investments in short-term investments, marketable debt securities and restricted investments, which are recorded at fair value. Certain of these transactions expose us to credit risk in the event of default by the issuer. To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. In recent years, certain financial instruments, including some of the securities in which we invest, have sustained downgrades in credit ratings and some high quality short-term investment securities have suffered illiquidity or events of default. Deterioration in the credit market may have an adverse effect on the fair value of our investment portfolio. Should any of our short-term investments, marketable securities or restricted investments lose significant value or have their liquidity impaired, it could materially and adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing may not be available on commercially attractive terms or at all.
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
The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, the United States has recently enacted legislation establishing a regulatory pathway for follow-on biologics, which could affect the prices and sales of our products in the future. Recently enacted United States legislation also instituted significant changes to the United States healthcare system. The enactment of such legislation could have a material adverse effect on our business, financial condition and profitability and we cannot predict whether any additional legislative or regulatory proposals may be adopted in the future. In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.
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
Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. During the preceding twelve months, the closing price of our common stock has been as low as $0.82 per share and as high as $32.68 per share. The market price of our common stock could fluctuate widely because of:
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
Sales of substantial amounts of shares of our common stock or securities convertible into or exchangeable for our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and may continue to use our common stock or securities convertible into or exchangeable for our common stock to acquire technology, product rights or businesses, or for other purposes. Our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2010, we had 187,346,343 shares of common stock outstanding, including an aggregate of 44,522,250 shares issued in public offerings in August and December 2009. In addition, an aggregate of approximately 24,306,115 shares of our common stock are issuable upon conversion of our outstanding 2011 Notes and outstanding 2012 Notes at an applicable conversion price of $15.55 and $17.78 per share, respectively; 25,951,029 shares of our common stock are issuable upon the exercise of options outstanding as of March 31, 2010, having a weighted-average exercise price of $16.41 per share, including 3,621,011 stock options granted during the three months ended March 31, 2010 with a weighted-average grant date fair value of $18.28 per share; and 207,477 shares of our common stock are issuable upon the vesting of restricted stock unit awards outstanding as of March 31, 2010. If we issue additional equity securities, including in exchange for our outstanding convertible debt, the price of our common stock may be materially and adversely affected and the holdings of our existing stockholders would be diluted. The issuance and sale of shares issuable upon conversion of our outstanding convertible debt securities and options or the sale of additional equity or equity-linked securities could materially and adversely affect the price of our common stock.
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

HUMAN GENOME SCIENCES, INC.

BY:	/s/ H. Thomas Watkins

H. Thomas Watkins
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ David P. Southwell

David P. Southwell
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)
Dated: April 29, 2010

EXHIBIT INDEX
Exhibit Page Number

10.1	*	Separation Agreement, dated March 2, 1010, with Timothy C. Barabe (Filed as Exhibit 99.1 to the Registrant’s Form 8-K filed March 3, 2010).

12.1		Ratio of Earnings to Fixed Charges.

31.1		Rule 13a-14(a) Certification of Principal Executive Officer.

31.2		Rule 13a-14(a) Certification of Principal Financial Officer.

32.1		Section 1350 Certification of Principal Executive Officer.

32.2		Section 1350 Certification of Principal Financial Officer.

*	Incorporated by reference