Form 10-Q
period 2010-06-30
HUMAN GENOME SCIENCES INC
filed 2010-07-22
CIK 901219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2010	Commission File Number 001-14169
HUMAN GENOME SCIENCES, INC.
(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on June 30, 2010 was 188,156,651.

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except share and per share amounts)
Revenue:
Product sales	$13,120	$8,612	$26,668	$136,381
Manufacturing and development services	5,380	7,510	9,500	36,626
Research and development collaborative agreements	20,292	10,559	49,138	30,951

Total revenue	38,792	26,681	85,306	203,958

Costs and expenses:
Cost of product sales	7,527	6,391	15,095	14,569
Cost of manufacturing and development services	3,112	6,558	4,025	9,909
Research and development expenses	51,390	42,910	108,861	96,586
General and administrative expenses	23,755	12,802	42,092	27,080
Facility-related exit costs	—	11,434	—	11,434

Total costs and expenses	85,784	80,095	170,073	159,578

Income (loss) from operations	(46,992)	(53,414)	(84,767)	44,380

Investment income	5,087	2,920	9,703	7,217
Interest expense	(14,794)	(13,819)	(29,460)	(29,549)
Gain on extinguishment of debt	—	—	—	38,873
Gain on sale of long-term equity investment	—	—	—	5,259
Charge for impaired investment	—	(1,250)	—	(1,250)
Other income (expense)	(164)	152	(217)	(528)

Income (loss) before taxes	(56,863)	(65,411)	(104,741)	64,402
Provision for income taxes	—	—	—	—

Net income (loss)	$(56,863)	$(65,411)	$(104,741)	$64,402

Basic net income (loss) per share	$(0.30)	$(0.48)	$(0.56)	$0.47

Diluted net income (loss) per share	$(0.30)	$(0.48)	$(0.56)	$0.47

Weighted average shares outstanding, basic	187,677,541	135,825,716	186,909,903	135,801,881

Weighted average shares outstanding, diluted	187,677,541	135,825,716	186,909,903	136,879,538

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$280,913	$567,667
Short-term investments	329,928	151,528
Collaboration receivables	6,917	10,356
Accounts receivable	18,459	23,892
Inventory	23,249	20,149
Prepaid expenses and other current assets	5,333	7,176

Total current assets	664,799	780,768

Marketable securities	370,909	384,028
Property, plant and equipment (net of accumulated depreciation)	257,733	263,123
Restricted investments	89,321	88,437
Collaboration receivables, net of current portion	30,209	6,920
Long-term equity investments	2,968	3,016
Other assets	3,656	4,338

TOTAL ASSETS	$1,419,595	$1,530,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,075	$42,369
Accrued payroll and related taxes	17,976	30,997
Deferred revenues	10,870	88,565
Accrued exit expenses	2,239	2,227

Total current liabilities	73,160	164,158

Convertible subordinated debt	361,066	349,807
Lease financing	249,648	248,628
Deferred revenues, net of current portion	32,571	1,978
Deferred rent	9,564	8,665
Accrued exit expenses, net of current portion	1,358	1,979

Total liabilities	727,367	775,215

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,881	1,853
Additional paid-in capital	2,974,043	2,932,863
Accumulated other comprehensive income	7,711	7,365
Accumulated deficit	(2,291,407)	(2,186,666)

Total stockholders’ equity	692,228	755,415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,419,595	$1,530,630

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(104,741)	$64,402
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	10,819	6,320
Depreciation and amortization	10,631	10,635
Amortization of debt discount	11,267	11,163
Charge for impaired investment	—	1,250
Facility-related exit costs	—	11,434
Accrued interest on short-term investments, marketable securities and restricted investments	2,394	628
Gain on extinguishment of long-term debt	—	(38,873)
Gain on sale of long-term equity investment	—	(5,259)
Non-cash expenses and other	229	1,277
Changes in operating assets and liabilities:
Collaboration receivables	(19,850)	11,327
Accounts receivable	5,433	(3,394)
Inventory	(3,100)	—
Prepaid expenses and other assets	1,900	(49)
Accounts payable and accrued expenses	(251)	(8,186)
Accrued payroll and related taxes	(13,021)	(4,407)
Deferred revenues	(47,102)	(19,647)
Accrued exit expenses	(760)	626
Deferred rent	843	987

Net cash provided by (used in) operating activities	(145,309)	40,234

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(479,438)	(67,048)
Proceeds from sale and maturities of short-term investments and marketable securities	313,416	98,119
Capital expenditures — property, plant, and equipment	(4,338)	(5,916)
Proceeds from sale of long-term equity investment	—	5,259
Release of restricted investments	100	2,507

Net cash provided by (used in) investing activities	(170,260)	32,921

Cash flows from financing activities:
Purchase of restricted investments	(15,279)	(14,645)
Proceeds from sale and maturities of restricted investments	13,770	13,374
Proceeds from issuance of common stock	31,349	413
Purchase of treasury stock	(1,025)	(16)
Extinguishment of long-term debt	—	(49,998)

Net cash provided by (used in) financing activities	28,815	(50,872)

Net increase (decrease) in cash and cash equivalents	(286,754)	22,283
Cash and cash equivalents — beginning of period	567,667	15,248

Cash and cash equivalents — end of period	$280,913	$37,531

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Six months ended June 30,
	2010	2009
	(in thousands)

Cash paid (received) during the period for:
Interest	$16,492	$17,132
Income taxes	$(1,165)	$—
During the six months ended June 30, 2010 and 2009, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $1,020 and $1,146, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase during this period.
During the six months ended June 30, 2010 and 2009, the Company recorded non-cash accretion of $151 and $300, respectively, related to its exit accrual for certain space.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six months ended June 30, 2010 and 2009, the Company’s financial position at June 30, 2010, and the cash flows for the six months ended June 30, 2010 and 2009. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.
The results of operations for the six months ended June 30, 2010 are not necessarily indicative of future financial results.
Recent accounting pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures were effective for reporting periods beginning after December 15, 2009, and had no material impact on the Company’s financial statements for the period ended June 30, 2010. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-06 to have a material effect on its consolidated results of operations, financial position or liquidity.
In April 2010, FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for the Company on January 1, 2011. The Company is currently evaluating the impact, if any, ASU 2010-17 will have on its consolidated results of operations, financial position or liquidity.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
(dollars in thousands, except per share data)
Note 2. Comprehensive Income (Loss)
The Company’s unrealized gains or losses on available-for-sale short-term investments, marketable securities and long-term equity investments and cumulative foreign currency translation adjustment activity are required to be included in other comprehensive income (loss).
During the three and six months ended June 30, 2010 and 2009, total comprehensive income (loss) amounted to:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(56,863)	$(65,411)	$(104,741)	$64,402

Net unrealized gains (losses):
Short-term investments and marketable securities	97	8,407	1,301	8,754
Long-term equity investment in VIA Pharmaceuticals	(12)	—	(10)	—
Restricted investments	(265)	1,056	(276)	1,140
Foreign currency translation	(29)	46	(58)	594

Subtotal	(209)	9,509	957	10,488

Reclassification adjustments for (gains) losses realized in net income (loss)	(713)	15	(611)	(875)

Total comprehensive income (loss)	$(57,785)	$(55,887)	$(104,395)	$74,015

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
(dollars in thousands, except per share data)
Note 3. Investments
Available-for-sale investments, including accrued interest, at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$—	$—	$—	$—
Government-sponsored enterprise securities	177,773	1,670	(15)	179,428
Corporate debt securities	149,700	939	(139)	150,500

Subtotal — Short-term investments	327,473	2,609	(154)	329,928

Government-sponsored enterprise securities	122,525	1,652	(12)	124,165
Corporate debt securities	244,521	3,361	(1,138)	246,744

Subtotal — Marketable securities	367,046	5,013	(1,150)	370,909

Restricted cash and cash equivalents	7,830	—	—	7,830
U.S. Treasury and agencies	1,301	10	—	1,311
Government-sponsored enterprise securities	23,555	396	(1)	23,950
Corporate debt securities	55,226	1,083	(79)	56,230

Subtotal — Restricted investments	87,912	1,489	(80)	89,321

Total	$782,431	$9,111	$(1,384)	$790,158

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fai
	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$7,997	$32	$—	$8,029
Government-sponsored enterprise securities	34,667	672	(29)	35,310
Corporate debt securities	107,283	1,099	(193)	108,189

Subtotal — Short-term investments	149,947	1,803	(222)	151,528

Government-sponsored enterprise securities	172,191	2,009	(673)	173,527
Corporate debt securities	208,824	2,106	(429)	210,501

Subtotal — Marketable securities	381,015	4,115	(1,102)	384,028

Restricted cash and cash equivalents	6,693	—	—	6,693
U.S. Treasury and agencies	—	—	—	—
Government-sponsored enterprise securities	20,316	394	(17)	20,693
Corporate debt securities	59,612	1,470	(31)	61,051

Subtotal — Restricted investments	86,621	1,864	(48)	88,437

Total	$617,583	$7,782	$(1,372)	$623,993

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
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
The Company’s restricted investments were $89,321 and $88,437 as of June 30, 2010 and December 31, 2009, respectively.
Short-term investments, Marketable securities and Restricted investments — unrealized losses
The Company’s gross unrealized losses and fair value of investments with unrealized losses were as follows:

	June 30, 2010
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$93,963	$(15)	$—	$—	$93,963	$(15)
Corporate debt securities	81,166	(139)	—	—	81,166	(139)

Subtotal — Short-term investments	175,129	(154)	—	—	175,129	(154)

Government-sponsored enterprise securities	88,362	(12)	—	—	88,362	(12)
Corporate debt securities	44,172	(1,126)	1,156	(12)	45,328	(1,138)

Subtotal — Marketable securities	132,534	(1,138)	1,156	(12)	133,690	(1,150)

Government-sponsored enterprise securities	531	(1)	—	—	531	(1)
Corporate debt securities	3,866	(79)	—	—	3,866	(79)

Subtotal — Restricted investments	4,397	(80)	—	—	4,397	(80)

Total	$312,060	$(1,372)	$1,156	$(12)	$313,216	$(1,384)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
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

The Company has evaluated its investments and has determined that no investments have an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position.
The Company owned 287 available-for-sale U.S Treasury obligations, government-sponsored enterprise securities and corporate debt securities at June 30, 2010. Of these 287 securities, 43 had unrealized losses at June 30, 2010.
The Company’s equity investments in privately-held companies for which no readily available fair value information is available are carried at cost. There were no events or circumstances during the six months ended June 30, 2010 that would have a significant adverse effect on the fair value of these investments. Long-term equity investments in publicly-traded companies are carried at market value based on quoted market prices and unrealized gains and losses for these investments are reported as a separate component of stockholders’ equity until realized.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
(dollars in thousands, except per share data)
Note 3. Investments (continued)
Other Information
The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investments at June 30, 2010:

	Short-term		Marketable		Restricted
	Investments		Securities		Investments
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Less than one year	$327,473	$329,928	$—	$—	$39,331	$39,764
Due in year two through year three	—	—	279,850	281,975	42,406	43,072
Due in year four through year five	—	—	82,733	84,340	5,665	5,965
Due after five years	—	—	4,463	4,594	510	520

Total	$327,473	$329,928	$367,046	$370,909	$87,912	$89,321

The Company’s short-term investments include mortgage-backed securities with an aggregate cost of $77,247 and an aggregate fair value of $78,600 at June 30, 2010. The Company’s marketable securities include mortgage-backed securities with an aggregate cost of $86,841 and an aggregate fair value of $88,362 at June 30, 2010. The Company’s restricted investments include mortgage-backed securities with an aggregate cost of $6,684 and an aggregate fair value of $6,812 at June 30, 2010. These securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and six months ended June 30, 2010 and 2009, and their respective net proceeds were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Proceeds on sale of investments prior to maturity	$240,826	$71,577	$418,251	$162,580
Realized gains	1,153	45	1,478	1,678
Realized losses	(439)	(61)	(867)	(803)
The cost of the securities sold is based on the specific identification method.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
(dollars in thousands, except per share data)
Note 4. Collaborations and U.S. Government Agreement
Collaboration Agreement with GSK
During 2006, the Company entered into a license agreement with GlaxoSmithKline (“GSK”) for the co-development and commercialization of BENLYSTA® arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK share Phase 3 and 4 development costs, and will share sales and marketing expenses and profits of any product commercialized under the agreement. The Company will have primary responsibility for bulk manufacturing and for commercial manufacturing of the finished drug product. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and is recognizing this payment as revenue over the remaining clinical development period, currently estimated to end in late 2010. The Company recognized revenue of $1,033 for both the three months ended June 30, 2010 and 2009. The Company recognized revenue of $2,067 and $2,670 for the six months ended June 30, 2010 and 2009, respectively.
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
In June 2010, the Company announced that it had received preliminary written feedback from the U.S. Food and Drug Administration (“FDA”) regarding the Biologics License Application (“BLA”) it filed in November 2009 for ZALBIN. The FDA expressed concerns regarding the risk benefit assessment of ZALBIN dosed at 900-mcg every two weeks. Although the BLA review is ongoing, the Company has concluded that licensure of this dosing regimen is unlikely. The Company and Novartis are considering further development of ZALBIN dosed every four weeks.
As of June 30, 2010, the Company has contractually earned and received payments aggregating $207,500. The Company is recognizing these payments as revenue ratably over the estimated remaining development period. In the second quarter of 2010, the Company revised its estimate of the remaining development period (originally estimated to end in late 2010) to be in late 2014 based on the current estimated development timeline for the four-week dosing regimen. The Company recognized revenue of $19,070 and $8,852 for the three months ended June 30, 2010 and 2009, respectively. The Company recognized revenue of $46,672 and $17,704 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 the Company has an aggregate of approximately $36,133 in both current and non-current deferred revenue with respect to this collaboration.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
(dollars in thousands, except per share data)
Note 4. Collaborations and U.S. Government Agreement (continued)
Collaboration reimbursements
Research and development expenses for the three months ended June 30, 2010 and 2009 are net of $18,952 and $8,749, respectively, of costs reimbursed or reimbursable by GSK and Novartis. Research and development expenses for the six months ended June 30, 2010 and 2009 are net of $34,705 and $21,254, respectively, of costs reimbursed or reimbursable by GSK and Novartis. The Company shares certain research and development costs including personnel costs, outside services, manufacturing, and overhead with GSK and Novartis under cost sharing provisions in the collaboration agreements.
U.S. Government Agreement
The Company entered into a contract with the U.S. Government (“USG”) in 2005, under which the Company agreed to develop and supply raxibacumab to the Strategic National Stockpile (“SNS”). Through a contract amendment in 2009, the USG agreed to purchase 45,000 doses of raxibacumab for the SNS, to be delivered over a three-year period, beginning in 2009. The Company expects to receive approximately $142,000 from this order as deliveries are completed, including $17,693 earned and recognized as product revenue during 2009 (all in the fourth quarter). During the three and six months ended June 30, 2010 the Company earned and recognized $13,120 and $26,668, respectively.
During 2006, the USG exercised its option under the 2005 contract to purchase 20,001 doses of raxibacumab for the SNS, which the Company delivered during the six months ended June 30, 2009. The Company recognized $8,612 in product revenue and $332 in manufacturing and development services revenue for the three months ended June 30, 2009 related to this order. The Company recognized $136,381 in product revenue and $26,328 in manufacturing and development services revenue for the six months ended June 30, 2009 related to this order.
Aegera Agreement
During 2007, the Company entered into a collaboration and license agreement with Aegera Therapeutics, Inc. (“Aegera”) of Montreal, Canada under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a three-year research period. Aegera will be entitled to receive up to $295,000 in development and commercial milestone payments, including a $5,000 milestone payment made by the Company during 2008. Aegera will receive royalties on net sales in the Company’s territory. In North America, Aegera will have the option to co-promote with the Company, under which Aegera will share certain expenses and profits in lieu of its royalties. The Company incurred and expensed research costs of $579 and $580 related to the Aegera agreement during the three months ended June 30, 2010 and 2009, respectively, and $1,169 and $1,167 during the six months ended June 30, 2010 and 2009 respectively.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
(dollars in thousands, except per share data)
Note 5. Other Financial Information
Collaboration Receivables
Collaboration receivables of $6,917 includes $6,611 in unbilled receivables from GSK and Novartis in connection with the Company’s cost-sharing agreements, primarily related to net cost reimbursements due for the three months ended June 30, 2010. Non-current collaboration receivables of $30,209 and $6,920 as of June 30, 2010 and December 31, 2009, respectively, relate to amounts due to the Company by GSK and Novartis for manufacturing costs incurred to produce pre-launch commercial product. Within the December 31, 2009 balance sheet, the $6,920 non-current collaboration receivables balance has been reclassified from Other assets to conform to current period presentation.
Inventory
Inventories consist of the following, which are all related to raxibacumab:

	June 30, 2010	December 31, 2009

Raw materials	$9,721	$4,293
Work-in-process	10,518	9,512
Finished goods	3,010	6,344

	$23,249	$20,149

Note 6. Commitments and Other Matters
The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.
Note 7. Facility-Related Exit Costs
As a result of the Company’s past facilities consolidation efforts, the Company has exited various facility leases since 2004 and recorded exit and impairment charges relating to those exits. The Company reviews the adequacy of its estimated exit accrual on an ongoing basis, and adjusts its exit accrual as a result of changes in facts or assumptions.
The following table summarizes the activity related to the liability for exit charges for the six months ended June 30, 2010, all of which is facilities-related:

Balance as of January 1, 2010	$4,206
Accretion recorded	151

Subtotal	4,357
Cash items	(760)

Balance as of June 30, 2010	3,597
Less current portion	(2,239)

$1,358

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
(dollars in thousands, except per share data)
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
Stock-based compensation expense for the three and six months ended June 30, 2010 is not necessarily representative of the level of stock-based compensation expense in future periods due to, among other things, (1) the vesting period of the stock options and other awards and (2) the fair value of additional stock option grants and other awards in future years.
The Company recorded stock-based compensation expense pursuant to these plans of $6,975 and $3,386 during the three months ended June 30, 2010 and 2009, respectively. The Company recorded stock-based compensation expenses pursuant to these plans of $10,819 and $6,320 during the six months ended June 30, 2010 and 2009, respectively. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan.
Under the Incentive Plan, the Company issued 804,096 and 2,804,760 shares of common stock in conjunction with stock option exercises during the three and six months ended June 30, 2010, respectively. The Company granted 541,050 stock options with a weighted-average grant date fair value of $15.71 per share under the Incentive Plan during the three months ended June 30, 2010. The Company granted 4,162,061 stock options with a weighted-average grant date fair value of $17.95 per share under the Incentive Plan during the six months ended June 30, 2010.
During the three months ended June 30, 2010, the Company did not award any restricted stock units (“RSUs”). During the six months ended June 30, 2010, the Company awarded 81,722 RSUs with a weighted-average grant date fair value of $31.91 per share. During the same period, 79,982 RSUs vested and the Company issued 48,484 shares of common stock to employees, net of 31,498 shares purchased to satisfy the employees’ tax liability related to the RSUs vesting. This treasury stock was retired as of June 30, 2010.
At June 30, 2010, the total authorized number of shares under the Incentive Plan, including prior plans, was 54,809,554. Options available for future grant were 5,172,036 as of June 30, 2010.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
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
FASB ASC Topic 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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
The Company’s assets and liabilities subject to fair value measurements on a recurring basis and the related fair value hierarchy are as follows:

	Fair Value	Fair Value Measurements as of June 30, 2010
	as of	Using Fair Value Hierarchy
Description	June 30, 2010	Level 1	Level 2	Level 3

Cash and cash equivalents	$280,913	$280,913	$—	$—
Short-term investments	329,928	—	329,928	—
Marketable securities	370,909	—	370,909	—
Long-term equity investment	0	—	—	—
Restricted investments	89,321	9,141	80,180	—

Total	$1,071,071	$290,054	$781,017	$—

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
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
The fair value of the Company’s receivables, other assets, accounts payable, accrued expenses and other payables approximate their carrying amount due to the relatively short maturity of these items. The fair value of the Company’s convertible subordinated debt is based on quoted market prices. The quoted market price of the Company’s convertible subordinated debt was approximately $664,000 (book value of $361,066) as of June 30, 2010. With respect to its lease financing, the Company evaluated its incremental borrowing rate as of June 30, 2010, based on the current interest rate environment and the Company’s credit risk. The fair value of the BioMed lease financing was approximately $263,000 (book value of $249,648) as of June 30, 2010 based on a discounted cash flow analysis, and current rates for corporate debt having similar characteristics and companies with similar creditworthiness.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended June 30, 2010
(dollars in thousands, except per share data)
Note 10. Earnings (Loss) Per Share
Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents can result from the assumed exercise of outstanding stock options, the vesting of unvested restricted stock units and the assumed conversion of convertible subordinated debt. Common stock equivalents from stock options and restricted stock units of 24,564,757 for both the three and six months ended June 30, 2010, and common stock equivalents from stock options and restricted stock units of 28,644,707 and 28,692,035 for the three and six months ended June 30, 2009, respectively, are excluded from the calculation of diluted income (loss) per share because the effect is anti-dilutive. Common stock equivalents from shares underlying the Company’s convertible subordinated debt of 24,302,742 for both the three and six months ended June 30, 2010 and common stock equivalents from shares underlying the Company’s convertible subordinated debt of 24,303,304 and 25,839,354 for the three and six months ended June 30, 2009, respectively, are excluded from the calculation of diluted loss per share because the effect is anti-dilutive.
Basic and diluted net income (loss) per share were the same for the three months ended June 30, 2010 and June 30, 2009, as the effect of common stock equivalents would be anti-dilutive. Diluted net income (loss) per share for the six months ended June 30, 2010 and 2009 was determined as follows:

	Six months ended June 30,
	2010	2009
Numerator:
Net income (loss)	$(104,741)	$64,402
Interest on convertible subordinated debt, if converted	—	—

Net income (loss) used for diluted net income (loss) per share	$(104,741)	$64,402

Denominator:
Weighted average shares outstanding	186,909,903	135,801,881
Effect of dilutive securities:
Convertible subordinated debt	—	—
Employee stock options and restricted stock units	—	1,077,657

Weighted average shares used for diluted net income (loss) per share	186,909,903	136,879,538

Diluted net income (loss) per share	$(0.56)	$0.47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2010 and 2009
Overview
Human Genome Sciences, Inc. (“HGS”) is a commercially focused biopharmaceutical company with three products in late-stage development: BENLYSTA® for systemic lupus erythematosus (“SLE”), ZALBIN™ for chronic hepatitis C, and raxibacumab for inhalation anthrax.
In July and November 2009, we reported that BENLYSTA met its primary endpoints in two Phase 3 clinical trials in patients with systemic lupus. In April, 2010, we reported additional results of the BLISS 76 trial. At week 76 in the BLISS-76 trial, BENLYSTA plus standard of care showed higher response rates compared with placebo plus standard of care, but this secondary endpoint result did not reach statistical significance. We and GlaxoSmithKline (“GSK”) submitted marketing applications for BENLYSTA in the United States and Europe in June 2010.
In March 2009, we reported that ZALBIN successfully met its primary endpoint in the second of two Phase 3 clinical trials in chronic hepatitis C. HGS submitted a Biologics License Application (“BLA”) for ZALBIN in the United States in November 2009, and Novartis submitted a Marketing Authorization Application (“MAA”) under the brand name JOULFERON® in Europe in December 2009. In April 2010 Novartis withdrew the MAA. The decision to withdraw the application was based on feedback from European regulatory authorities in preliminary response to the MAA, indicating that additional new data would be requested which could not reasonably be generated within the timeframe allowed in the European Centralized Procedure. The feedback included whether the therapeutic benefit offered by the product dosed every two weeks was sufficient relative to the risk. In June 2010, we announced that we had received preliminary written feedback from the U.S. Food and Drug Administration (“FDA”) regarding the BLA for ZALBIN. The FDA feedback was provided via a Discipline Review letter, which is a standard vehicle for review disciplines (e.g., clinical) to convey early thoughts on possible deficiencies of an application. The FDA expressed concerns regarding the risk benefit assessment of ZALBIN dosed at 900-mcg every two weeks. Although the BLA review is ongoing, we have concluded that licensure of this dosing regimen is unlikely. We expect a final decision from the FDA on or before October 4, 2010. If, as expected, we are unable to obtain marketing approval for ZALBIN at this dosing regimen, our expected revenues may decrease and we may incur substantial research and development costs performing additional clinical trials.
In the first half of 2009 we achieved our first product sales and recognized $162.5 million in product sales and manufacturing and development services revenue by delivering 20,001 doses of raxibacumab to the U.S. Strategic National Stockpile (“SNS”). In July 2009, the U.S. Government (“USG”) exercised its option to purchase 45,000 additional doses to be delivered over a three-year period. We expect to receive a total of approximately $152.0 million from the second order, including $44.4 million in revenue recognized from 2009 through June 2010. In May 2009, we submitted a BLA to the FDA for raxibacumab for the treatment of inhalation anthrax. We received a Complete Response Letter in November 2009, and we continue to work closely with the FDA to determine the additional steps necessary to obtain approval.
In addition to these products in our internal pipeline, we have substantial financial rights to two novel drugs that GSK has advanced to late-stage development. In December 2009, GSK initiated the second Phase 3 clinical trial of darapladib, which was discovered by GSK based on our technology, to evaluate whether darapladib can reduce the risk of adverse cardiovascular events such as a heart attack or stroke. With more than 27,000 patients enrolled, the Phase 3 clinical program for darapladib is among the largest ever conducted to evaluate the safety and efficacy of any cardiovascular medication. In the first quarter of 2009, we received a $9.0 million milestone payment related to GSK’s initiation of a Phase 3 program to evaluate the safety and efficacy of Syncria® (albiglutide) in the long-term treatment of type 2 diabetes mellitus. We created Syncria using our proprietary albumin-fusion technology and licensed it to GSK in 2004. Eight Phase 3 trials of Syncria are currently ongoing.
We also have several novel drugs in earlier stages of clinical development for the treatment of cancer, led by our TRAIL receptor antibody mapatumumab and a small-molecule antagonist of IAP (inhibitor of apoptosis) proteins.

Overview (continued)
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
During 2006, we entered into a collaboration agreement with Novartis. Under this agreement, Novartis will co-develop and co-commercialize ZALBIN and share development costs, sales and marketing expenses and profits of any product that is commercialized in the U.S. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on these sales. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement. Including this up-front fee, we are entitled to payments aggregating up to $507.5 million upon the successful attainment of certain milestones. As of June 30, 2010, we have contractually earned and received payments aggregating $207.5 million. We are recognizing these payments as revenue ratably over the estimated remaining development period. In the second quarter of 2010, we revised our estimate of the remaining development period (originally estimated to end in late 2010) to be in late 2014 based on the current estimated development timeline for the four-week dosing regimen. Further adjustments to the estimated development period may occur in the future as additional data is collected and future development plans, if any, evolve.
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
We expect that any significant revenue or income through at least 2010 may be limited to raxibacumab revenue, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK and Novartis, payments from the license of product rights, payments under contract manufacturing agreements pursuant to which we manufacture product for customers, investment income and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements, and possibly initial sales of BENLYSTA. We expect to continue to incur substantial expenses relating to our research and development efforts and increased expenses relating to our commercialization efforts. As a result, we expect to incur losses over at least the next two years unless we are able to realize additional revenues under existing or any future agreements or from product sales. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

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
Results of Operations
Revenues. Revenues were $38.8 million and $26.7 million for the three months ended June 30, 2010 and 2009, respectively. Revenues were $85.3 million and $204.0 million for the six months ended June 30, 2010 and 2009, respectively. Revenues for the three months ended June 30, 2010 included $19.1 million recognized from Novartis related to straight-line recognition of up-front license fees and milestones reached for ZALBIN as well as $13.1 million in raxibacumab product sales. Revenues for the three months ended June 30, 2009 included $8.9 million recognized from the Novartis agreement, as well as $8.6 million in raxibacumab product sales and $7.2 million from contract manufacturing services. Revenues for the six months ended June 30, 2010 included $46.7 million recognized from the Novartis agreement as well as $26.7 million in raxibacumab product sales. Revenue for the six months ended June 30, 2009 consisted primarily of $136.4 million in raxibacumab product sales and $26.3 million related to raxibacumab development services, $17.7 million recognized from the Novartis agreement, $10.3 million from contract manufacturing services and a $9.0 million milestone payment received from GSK related to Syncria.
Cost of sales. Cost of sales includes cost of product sales of $7.5 million and $6.4 million for the three months ended June 30, 2010 and 2009, respectively. Cost of sales also includes cost of manufacturing and development services of $3.1 million and $6.6 million for the three months ended June 30, 2010 and 2009, respectively. Cost of product sales was $15.1 million and $14.6 million for the six months ended June 30, 2010 and 2009, respectively. Cost of manufacturing and development services was $4.0 million and $9.9 million for the six months ended June 30, 2010 and 2009, respectively. Cost of product sales during the three and six months ended June 30, 2010 includes the cost of manufacturing raxibacumab and royalties whereas the cost of product sales during the three and six months ended June 30, 2009 included only royalties, as the manufacturing costs had been previously expensed. Our manufacturing and development services costs include costs associated with contract manufacturing services and raxibacumab development services costs. The decrease in manufacturing and development services costs is primarily due to reduced contract manufacturing activities. After approval of a product, inventoriable costs are capitalized into inventory and will be expensed as the inventory is sold.
Expenses. Research and development net expenses were $51.4 million for the three months ended June 30, 2010 compared to $42.9 million for the three months ended June 30, 2009. Research and development net expenses were $108.9 million for the six months ended June 30, 2010 compared to $96.6 million for the six months ended June 30, 2009. Our research and development expenses for the three months ended June 30, 2010 and 2009 include $19.0 and $8.7 million, respectively, of costs reimbursed or reimbursable by GSK and Novartis. Our research and development expenses for the six months ended June 30, 2010 and 2009 include $34.7 million and $21.3 million, respectively, of costs reimbursed or reimbursable by GSK and Novartis.

Results of Operations (continued)
We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development.
Our research costs increased to $6.2 million for the three months ended June 30, 2010 from $4.5 million for the three months ended June 30, 2009. Our research costs increased to $11.0 million for the six months ended June 30, 2010 from $9.6 million for the six months ended June 30, 2009. The increase during the three months ended June 30, 2010 is primarily due to increased activity related to HGS1029 and new target development. The increase for the six months ended June 30, 2010 is primarily due to increased HGS1029 activity. Our research costs for the three months ended June 30, 2010 and 2009 are net of $0.6 million and $0.8 million, respectively, of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements. Our research costs for the six months ended June 30, 2010 and 2009 are net of $1.6 million and $1.4 million, respectively, of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements.
Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $6.4 million for the three months ended June 30, 2010 from $8.2 million for the three months ended June 30, 2009. Pharmaceutical sciences costs decreased to $13.0 million for the six months ended June 30, 2010 from $16.2 million for the six months ended June 30, 2009. This decrease is primarily due to decreased activity related to contract manufacturing services and ZALBIN. Pharmaceutical sciences costs for the three months ended June 30, 2010 and 2009 include $0.2 and $0.7 million, respectively, of net costs incurred by GSK and Novartis. Pharmaceutical sciences costs for the six months ended June 30, 2010, and 2009 include $0.4 and $0.5 million, respectively, of net costs incurred by GSK and Novartis.
Our manufacturing costs increased to $22.6 million for the three months ended June 30, 2010 from $11.6 million for the three months ended June 30, 2009. Our manufacturing costs increased to $52.4 million for the six months ended June 30, 2010 from $31.3 million for the six months ended June 30, 2009. This increase is primarily due to increased BENLYSTA production partially offset by decreased ZALBIN activity and capitalization of raxibacumab manufacturing costs in 2010. Our manufacturing costs for the three months ended June 30, 2010 and 2009 are net of $13.4 million and $0.4 million, respectively, of anticipated cost reimbursement from GSK and Novartis under the commercial cost sharing provisions in our collaboration agreements. Our manufacturing costs for the six months ended June 30, 2010 and 2009 are net of $22.0 million and $0.6 million, respectively, of anticipated cost reimbursement from GSK and Novartis under the commercial cost sharing provisions in our collaboration agreements. Our manufacturing costs are expected to increase as we produce BENLYSTA commercial product in anticipation of launch. These costs are expensed as incurred until regulatory approval of the product is obtained.
Our clinical development costs decreased to $16.2 million for the three months ended June 30, 2010 from $18.6 million for the three months ended June 30, 2009. Our clinical development costs decreased to $32.5 million for the six months ended June 30, 2010 from $39.5 million for the six months ended June 30, 2009. The decrease is primarily due to the completion of our first BENLYSTA Phase 3 clinical trial in 2009, completion of our second Phase 3 BENLYSTA clinical trial in March 2010 and decreased raxibacumab development activities. Our clinical development expenses for the three months ended June 30, 2010 and 2009 are net of $5.2 million and $8.2 million, respectively, of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements. Our clinical development expenses for the six months ended June 30, 2010 and 2009 are net of $11.5 million and $19.7 million, respectively, of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements.
General and administrative expenses increased to $23.8 million for the three months ended June 30, 2010 from $12.8 million for the three months ended June 30, 2009. General and administrative expenses increased to $42.1 million for the six months ended June 30, 2010 from $27.1 million for the six months ended June 30, 2009. This increase is primarily due to increased commercial readiness activities, including additional personnel and market research.

Results of Operations (continued)
Facility-related exit costs of $11.4 million for the three and six months ended June 30, 2009 related to a change in the facts and circumstances underlying our accrual for subleased space. The charge of $11.4 million was the result of the subtenant vacating the space during the six months ended June 30, 2009.
Investment income increased to $5.1 million for the three months ended June 30, 2010 from $2.9 million for the three months ended June 30, 2009. Investment income increased to $9.7 million for the six months ended June 30, 2010 from $7.2 million for the six months ended June 30, 2009. The increase in investment income for the three and six months ended June 30, 2010 was primarily due to higher average investment balances partially offset by lower yields on our portfolio.
Interest expense increased to $14.8 million for the three months ended June 30, 2010 compared to $13.8 million for the three months ended June 30, 2009. Interest expense was $29.5 million for both the six month periods ended June 30, 2010 and 2009. Interest expense includes non-cash interest expense related to amortization of debt discount of $5.7 million and $4.8 million for the three months ended June 30, 2010 and 2009, respectively, and non-cash interest expense related to amortization of debt discount of $11.3 million and $11.2 million for the six months ended June 30, 2010 and 2009, respectively, as a result of the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 470 which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The increase in interest expense for the three months ended June 30, 2010 is primarily due to amortization of debt discount.
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
Our gain on sale of long-term equity investment during the six months ended June 30, 2009 of $5.3 million relates to the remaining amount due on the 2008 sale of our investment in CoGenesys.
The charge for impaired investment of $1.3 million for the three and six months ended June 30, 2009 was due to an other-than-temporary impairment on a corporate bond investment. We sold the investment in July 2009.
Net Income (Loss). We recorded a net loss of $56.9 million, or $0.30 per basic and diluted share, for the three months ended June 30, 2010 compared to net loss of $65.4 million, or $0.48 per basic share and diluted share, for the three months ended June 30, 2009. We recorded a net loss of $104.7 million, or $0.56 per basic and diluted share, for the six months ended June 30, 2010 compared to net income of $64.4 million, or $0.47 per basic share and diluted share, for the six months ended June 30, 2009. The decreased net loss for the three months ended June 30, 2010 is primarily due to higher raxibacumab product sales and increased revenue recognized from the Novartis agreement for the three months ended June 30, 2010 versus 2009. The change from net income for the six months ended June 30, 2009 to net loss for the six months ended June 30, 2010 is primarily due to lower product sales and manufacturing and development services revenue in 2010 versus 2009 and the gain on extinguishment of debt in the first quarter of 2009.
Liquidity and Capital Resources
We had working capital of $591.6 million and $616.6 million at June 30, 2010 and December 31, 2009, respectively. The decrease in our working capital for the six months ended June 30, 2010 is primarily due to the use of working capital to fund our operations, partially offset by the reclassification of deferred revenue from current to non-current liabilities due to the extension of the estimated development period for ZALBIN.

Liquidity and Capital Resources (continued)
We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We will also incur costs related to our pre-commercial launch activities. In the event our working capital needs exceed our available working capital, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. In 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period, which began in 2009. We expect to receive a total of approximately $152.0 million from this order as deliveries are completed, of which a cumulative total of $44.4 million has been recognized as revenue through the second quarter of 2010. We may also receive payments under collaboration agreements, to the extent milestones are met, which would further improve our working capital position. We continue to evaluate our working capital position on an ongoing basis.
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
Our clinical development expenses are dependent on the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of June 30, (2)
Product Candidate (1)	Indication	2010	2009

ZALBIN	Hepatitis C	Phase 3 (3)	Phase 3
BENLYSTA	Systemic Lupus Erythematosus	Phase 3 (4)	Phase 3
BENLYSTA	Rheumatoid Arthritis	(5)	Phase 2 (5)
Raxibacumab	Anthrax	(6)	(6)
HGS1029	Cancer	Phase 1(7)	Phase 1(7)
HGS-ETR1	Cancer	Phase 2	Phase 2
HGS-ETR2	Cancer	(8)	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug Application (“IND”) has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Phase 3 results reported; BLA filed in 2009, MAA filed in 2009 and withdrawn in 2010. Phase 2 four-week dosing study under analysis.

(4)	Results from two Phase 3 clinical trials reported; MAA and BLA filed in June 2010.

(5)	Initial Phase 2 trial completed; treatment IND ongoing.

(6)	BLA filed in 2009; Complete Response Letter received from FDA; additional work ongoing.

(7)	IND filed in December 2007 with respect to HGS1029 (formerly AEG40826).

(8)	Ongoing Phase 1 trial by National Institutes of Health; further development not anticipated.

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
Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement in 2006 with Novartis to co-develop and co-commercialize ZALBIN. Under this agreement, we will co-commercialize ZALBIN in the United States, and will share U.S. commercialization costs and U.S. profits equally. Novartis will be responsible for commercialization outside the U.S. and will pay us a royalty on those sales. We and Novartis share clinical development costs. Including a non-refundable up-front license fee, we are entitled to payments aggregating approximately $507.5 million upon successful attainment of certain milestones. As of June 30, 2010, we have contractually earned and received milestones aggregating $207.5 million. In 2006, we entered into a collaboration agreement with GSK with respect to BENLYSTA and received a payment of $24.0 million. We and GSK share Phase 3 and 4 development costs, and will share sales and marketing expenses and profits of any product that is commercialized in accordance with the collaboration agreement. During the six months ended June 30, 2010, we recorded approximately $34.7 million due from GSK and Novartis with respect to our cost sharing agreements as a reduction of research and development expenses. We are recognizing the up-front fees and milestones received from GSK and Novartis as revenue ratably over the estimated remaining development periods.
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

Liquidity and Capital Resources (continued)
We have certain contractual obligations that may have a material future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets. Debt associated with the sale and accompanying leaseback of our LSM facility to BioMed in 2006 is recorded on our balance sheet as of June 30, 2010 and December 31, 2009. We have an option to purchase the Traville facility in 2016 for $303.0 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not currently have operations of a material nature that are subject to risks of foreign currency fluctuations. We do not use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government-sponsored enterprise securities, high-grade debt having at least an “A-” rating at time of purchase and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 14 months, decreases the risk of a material loss caused by a market change related to interest rates.
We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $12.5 million, or approximately 1.2% of their aggregate fair value of approximately $1.1 billion, at June 30, 2010. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of June 30, 2010. We believe that any interest rate change related to our investment securities held as of June 30, 2010 is not material to our consolidated financial statements. As of June 30, 2010, the yield on comparable one-year investments was approximately 0.3%, as compared to our current portfolio yield of approximately 1.7%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
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
Our wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”) assists in our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks to be immaterial to our operations as a whole. Our wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) sponsors some of our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks with respect to HGS Pacific.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2010, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 5. Other Information
On July 20, 2010, the Company’s Board of Directors approved a form of indemnification agreement (the “Indemnification Agreement”) and authorized the Company to enter into such Indemnification Agreement with each of its directors and senior officers, as well as other key employees and key agents. The Indemnification Agreement is intended to supplement the indemnification provided in the Company’s Bylaws. The Indemnification Agreement provides, subject to certain exceptions, that the Company will indemnify the individual against certain liabilities in connection with a claim arising by reason of the fact that the individual is or was a director, officer, employee or agent of the Company. The Indemnification Agreement also provides for the advancement of expenses in connection with the defense of such claims. In addition, the Company will be required to maintain directors’ and officers’ liability insurance on the terms described in the Indemnification Agreement. The Indemnification Agreement is attached to this report as Exhibit 10.1 and is incorporated herein by reference. The foregoing description of the material terms of the Indemnification Agreement is qualified in its entirety by reference to the exhibit.

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
If we are unable to obtain marketing approval for BENLYSTA®, our results of operations and business will be materially and adversely affected.
In July 2009, we reported the results from the first of our two Phase 3 clinical trials for BENLYSTA. In that trial BENLYSTA met its primary efficacy endpoint. In November 2009, we reported the 52-week results from the second of our two Phase 3 clinical trials for BENLYSTA. In that trial, BENLYSTA at a dose of 10 mg/kg also met its primary efficacy endpoint. Although the primary efficacy endpoint of the BLISS-76 trial was assessed after 52 weeks, we continued to collect additional data from this trial for an additional 24 weeks. In April 2010, we reported the results of the BLISS 76 trial for these additional weeks. At week 76 in the BLISS-76 trial, BENLYSTA plus standard of care showed higher response rates compared with placebo plus standard of care, but this difference was not statistically significant. We do not know what, if any, effect these 76-week results may have on our ability to obtain regulatory approval for BENLYSTA. We filed a Biologics License Application (“BLA”) for BENLYSTA in the United States in June 2010. Despite our determination that the results from the two BENLYSTA trials were positive, the FDA or similar regulatory authorities may determine that the results from the two trials do not support marketing approval or are insufficient to obtain marketing approval. In addition, our partner GlaxoSmithKline (“GSK”) may determine that the results of these trials do not warrant further development or commercialization and may terminate its collaboration agreement. If we are unable to obtain marketing approval for BENLYSTA or if marketing approval is delayed or if our partner terminates its collaboration agreement, our results of operations and business will be materially adversely affected.

Although we have filed a BLA for ZALBINTM, it is unlikely that we will receive regulatory approval from the FDA for this BLA and, at this time, we do not know if further development of ZALBIN is feasible or warranted.
In March 2009, we reported the results from the second of our two Phase 3 clinical trials for ZALBIN. In that trial, as well as the trial we reported on in December 2008, ZALBIN met its primary efficacy endpoint. In November 2009, we filed a BLA with the FDA for ZALBIN and, in December 2009, our collaboration partner Novartis filed a Marketing Authorization Application (“MAA”) under the brand name JOULFERON® with the European Medicines Agency. In April 2010, Novartis withdrew the MAA. The decision to withdraw the application was based on feedback from European regulatory authorities in preliminary response to the MAA, indicating that additional new data would be requested which could not reasonably be generated within the timeframe allowed in the European Centralized Procedure. The feedback included whether the therapeutic benefit offered by the product dosed every two weeks was sufficient relative to the risk. In June 2010, we announced that we had received preliminary written feedback from the FDA regarding the BLA for ZALBIN. The FDA feedback was provided via a Discipline Review letter, which is a standard vehicle for review disciplines (e.g., clinical) to convey early thoughts on possible deficiencies of an application. The FDA expressed concerns regarding the risk benefit assessment of ZALBIN dosed at 900-mcg every two weeks. Although the BLA review is ongoing, we have concluded that licensure of this dosing regimen is unlikely. We expect a final decision from the FDA on or before October 4, 2010. If, as expected, we are unable to obtain marketing approval for ZALBIN dosed every two weeks, our expected revenues may decrease and we may incur substantial research and development costs performing additional clinical trials.
At this time, we do not know if further development of ZALBIN is feasible or warranted. In March 2010, we announced interim results of a clinical trial of ZALBIN dosed every four weeks in patients with genotypes 2 and 3 Hepatitis C. We and our collaboration partner Novartis are continuing to review the data from our ZALBIN clinical trials, including the final results from the clinical trial for ZALBIN dosed every four weeks. We or our collaboration partner Novartis may determine that the results of these trials do not warrant further development or commercialization and one or both of us may terminate our collaboration agreement. If we conclude that further development of ZALBIN is warranted, such development is likely to be costly, and marketing approval for ZALBIN is unlikely to be obtained, if ever, for at least three to four years. Termination of further development of ZALBIN or of our collaboration agreement with Novartis may adversely affect our results of operations and business.
We may be unable to successfully establish commercial manufacturing capability and may be unable to obtain required quantities of our product candidates for commercial use.
We have not yet manufactured any products approved for commercial use and, except for raxibacumab, have limited experience in manufacturing materials suitable for commercial use. We have only limited experience manufacturing in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with current good manufacturing practices (“cGMP”) requirements for commercial production. We may not be able to successfully establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements. For example, we believe that we have sufficient manufacturing capacity to launch BENLYSTA, if it is approved by the FDA, and to supply commercial quantities of BENLYSTA to approximately 45,000 to 55,000 patients per year. In June 2010, we entered into a manufacturing agreement with Lonza Sales AG (“Lonza”) pursuant to which Lonza will manufacture additional commercial quantities of BENLYSTA. However, this additional manufacturing capacity may not be available for 18 months or longer, if ever, due, in part, to the time required to obtain regulatory approvals for the manufacture of BENLYSTA in Lonza’s facility. If Lonza’s facility fails to obtain regulatory approval in a timely manner or at all, we may not be able to build or procure additional capacity in the required timeframe to meet demand, and our revenues may be limited from BENLYSTA if we are unable to do so successfully. If the demand for BENLYSTA exceeds our capacity to supply BENLYSTA to patients, our revenues from BENLYSTA also may be limited.
Currently each of our late-stage products, BENLYSTA, ZALBIN and raxibacumab, is produced at a single manufacturing site. BENLYSTA is produced at our large-scale manufacturing facility in Rockville, Maryland and ZALBIN and raxibacumab are produced in separate parts of our small-scale manufacturing facility, which is also in Rockville, Maryland. Each of these facilities is the sole source for these products. We cannot guarantee that one or more of these manufacturing plants will not encounter problems, including but not limited to loss of power, equipment failure or viral or microbial contamination, which could impact our ability to deliver adequate supply of one or more of these products to the market.

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
Our ability to discover and develop new products will depend on our internal research capabilities and our ability to acquire products. Our internal research capability was reduced when we completed the spin-off of CoGenesys. Although we continue to conduct research and development activities on products and expect to increase our activities in the future, our limited resources for new products may not be sufficient to discover and develop new drug candidates.
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
To date, data obtained from our clinical trials may not be sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. For example, we have submitted BLAs to the FDA for raxibacumab, ZALBIN and BENLYSTA, but the studies we have conducted to date may not be sufficient to obtain FDA approval. In November 2009, we received a Complete Response Letter from the FDA related to our BLA for raxibacumab. In this letter, the FDA determined that it cannot approve the BLA in its present form and requested additional studies and data that would be needed prior to the FDA making a decision as to whether or not to approve the raxibacumab BLA. We may not be able to complete the requested studies or to generate the required data in a timely manner, if at all. If the FDA requires that we complete the additional studies and generate the additional data requested in the Complete Response Letter, we may be required to withdraw our existing BLA and resubmit our BLA after completion of such studies. This will start a new review cycle. Even if we could complete such studies and generate such data, the studies and data may not be sufficient for FDA approval. In addition, based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. In February 2010, the FDA accepted our ZALBIN BLA filing with a PDUFA action date of October 4, 2010. In April 2010, our collaboration partner Novartis withdrew a MAA for JOULFERON (ZALBIN in the U.S.), previously filed with the European Medicines Agency. The decision to withdraw the application was based on feedback from European regulatory authorities in preliminary response to the MAA, indicating that additional new data would be requested which could not reasonably be generated within the timeframe allowed in the European Centralized Procedure. The feedback included whether the therapeutic benefit offered by the product dosed every two weeks was sufficient relative to the risk. In June 2010, we announced that we had received preliminary written feedback from the FDA regarding the BLA for ZALBIN. The FDA feedback was provided via a Discipline Review letter, which is a standard vehicle for review disciplines (e.g., clinical) to convey early thoughts on possible deficiencies of an application. The FDA expressed concerns regarding the risk benefit assessment of ZALBIN dosed at 900-mcg every two weeks. Although the BLA review is ongoing, we have concluded that licensure of this dosing regimen is unlikely. We expect a final decision from the FDA on or before October 4, 2010.

The development program for BENLYSTA involved two large-scale, multi-center Phase 3 clinical trials and was more expensive than our Phase 1 and Phase 2 clinical trials. In July 2009, we reported the results from the first of our two Phase 3 clinical trials for BENLYSTA. In that trial, BENLYSTA met its primary efficacy endpoint. In November, 2009, we reported the 52 week data from the second Phase 3 clinical trial for BENLYSTA. In that trial, BENLYSTA at a dose of 10 mg/kg also met its primary efficacy endpoint. Although the primary efficacy endpoint of the BLISS-76 study was assessed after 52 weeks, we continued to collect additional data from this trial for an additional 24 weeks. In April 2010, we reported the results of the BLISS 76 trial for these additional weeks. At week 76 in the BLISS-76 trial, BENLYSTA plus standard of care showed higher response rates compared with placebo plus standard of care, but this difference was not statistically significant. We do not know what, if any effect, these 76-week results may have on our ability to obtain regulatory approval for BENLYSTA. We filed a BLA in the United States in June 2010. We may not be able to obtain FDA or other regulatory approval of BENLYSTA. Even if FDA or other regulatory approval is obtained, it may include limitations on the indicated uses for which BENLYSTA may be marketed.
We face risks in connection with our raxibacumab product in addition to risks generally associated with drug development.
The development of raxibacumab, a human monoclonal antibody developed for use in the treatment of anthrax disease, presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies are known to be developing biodefense pharmaceuticals and related products to combat anthrax disease. These competitors may have financial or other resources greater than ours, and may have easier or preferred access to the likely distribution channels for biodefense products. In addition, since the primary purchaser of biodefense products is the U.S. Government and its agencies, the success of raxibacumab will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. In the case of the U.S. Government, executive or legislative action could attempt to impose production and pricing requirements on us. We have entered into a two-phase contract to supply raxibacumab to the U.S. Government, which may be terminated by the U.S. Government at any time. Under the first phase of the contract, we supplied ten grams of raxibacumab to the HHS for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of raxibacumab for the U.S. SNS for use in the treatment of anthrax disease. We completed delivery of these doses and the U.S. Government accepted our deliveries. In July 2009, the U.S. Government agreed to purchase 45,000 additional doses. We, therefore, have future deliveries to make and ongoing obligations under the contract, including the obligation to seek FDA approval. We will continue to face risks related to the requirements of the contract. If we are unable to meet our obligations associated with this contract, the U.S. Government will not be required to make future payments related to that order. Although we have received U.S. Government approval for two orders of raxibacumab, we cannot assure you we will receive additional orders. In November 2009, we received a Complete Response Letter from the FDA related to our BLA for raxibacumab. In this letter, the FDA determined that it cannot approve our BLA for raxibacumab in its present form and requested additional studies and data that would be needed prior to the FDA making a decision as to whether or not to approve the raxibacumab BLA. We may not be able to complete the requested studies or to generate the required data in a timely manner, if at all. Furthermore, we may be required to withdraw our existing BLA and resubmit our BLA after completion of such studies. This will start a new review cycle. Even if we could complete such studies and generate such data, the studies and data may not be sufficient for FDA approval. Although the government has accepted shipment of raxibacumab subsequent to the receipt of the FDA’s Complete Response Letter, we cannot assure you that the government will continue to accept future shipments or place additional orders.

Because neither we nor any of our collaboration partners have received marketing approval for any product candidate resulting from our research and development efforts, and because we may never be able to obtain any such approval, it is possible that we may not be able to generate any product revenue other than with respect to raxibacumab.
Although we have submitted BLAs for three of our products (raxibacumab, ZALBIN and BENLYSTA), we cannot assure you that any of these products will receive marketing approval. It is possible that we will not receive FDA marketing approval for any of our products. All products being developed by our collaboration partners will also require additional research and development, preclinical studies and extensive clinical trials and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaboration partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaboration partners may need to successfully address a number of technical challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude obtaining regulatory approval or prevent or limit commercial use.
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
Marketing Approvals. Before a product can be marketed in the United States, the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application or a biologics license application, depending on the type of drug. In responding to a new drug application or a BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, or at all. For example, in November 2009, we received a Complete Response Letter from the FDA related to our BLA for raxibacumab. In this letter, the FDA determined that it cannot approve our BLA in its present form and requested additional studies and data that would be needed prior to the FDA making a decision as to whether or not to approve the raxibacumab BLA. We may not be able to complete the requested studies or to generate the required data in a timely manner if at all. Furthermore, we may be required to resubmit our BLA after completion of such studies. This will start a new review cycle. Even if we could complete such studies and generate such data, the studies and data may not be sufficient for FDA approval. In addition, based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate.
In November 2009, we filed a BLA with the FDA for ZALBIN. In February 2010, the FDA accepted our ZALBIN BLA filing with a PDUFA action date of October 4, 2010. In June 2010, we announced that we had received preliminary written feedback from the FDA regarding the BLA for ZALBIN. The FDA feedback was provided via a Discipline Review letter, which is a standard vehicle for review disciplines (e.g., clinical) to convey early thoughts on possible deficiencies of an application. The FDA expressed concerns regarding the risk benefit assessment of ZALBIN dosed at 900-mcg every two weeks. Although the BLA review is ongoing, we have concluded that licensure of this dosing regimen is unlikely. We expect a final decision from the FDA on or before October 4, 2010
In June 2010 we filed a BLA with the FDA for BENLYSTA and requested priority review of that application. The FDA may not grant priority review of our BENLYSTA BLA. Even if priority review is granted, the FDA may not act on our BLA in a timely manner. The FDA may determine that our BLA is insufficient to support marketing approval or may deny our BLA, either of which would materially adversely affect our results of operations and business.
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

Foreign Regulation. We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be just as rigorous, costly and uncertain as in the United States. In December 2009, our collaboration partner Novartis filed a MAA for JOULFERON (ZALBIN in the U.S.) with the European Medicines Agency. In April 2010, Novartis withdrew the MAA. The decision to withdraw the application was based on feedback from European regulatory authorities in preliminary response to the MAA, indicating that additional new data would be requested which could not reasonably be generated within the timeframe allowed in the European Centralized Procedure. The feedback included whether the therapeutic benefit offered by the product dosed every two weeks was sufficient relative to the risk.
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
We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings and may be involved in other opposition proceedings in the future. For example, we are involved in European opposition proceedings against an issued patent of Biogen Idec. In this opposition, the European Patent Office (“EPO”) found the claims of Biogen Idec’s patent to be valid. The claims relate to a method of treating autoimmune diseases using an antibody to BLyS (such as BENLYSTA). We and GSK have entered into a definitive license agreement with Biogen Idec that provides for an exclusive license to this European patent. This patent is still under appeal in Europe. We also have been involved in an opposition proceeding brought by Eli Lilly and Company with respect to our European patent related to BLyS compositions, including antibodies. In 2008, the Opposition Division of the EPO held our patent invalid. We appealed this decision, and in October 2009, a Technical Board of Appeal of the EPO reversed the Opposition Division decision and held that our European patent is valid. In addition, Eli Lilly instituted a revocation proceeding against our United Kingdom patent that corresponds to our BLyS European patent; in this proceeding the United Kingdom trial court found the patent invalid. We appealed this decision and the UK Court of Appeal upheld the lower court ruling that our United Kingdom patent was invalid. Recently, the UK Supreme Court granted HGS permission to appeal this decision.

In addition, Genentech, Inc. has opposed our European patent related to products based on TRAIL Receptor 1 (such as HGS-ETR1). We are awaiting a formal written decision from the EPO.
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
Other parties may seek to cancel or revoke our trademarks and/or restrict the use of our trademarks.
Our trademarks, including BENLYSTA and ZALBIN, are important to us and are generally covered by trademark applications or registrations in the United States and in other countries. Trademark protection varies in accordance with local law, and continues in some countries for as long as the mark is used and in other countries for as long as the mark is registered. Trademark registrations are generally for fixed but renewable terms.
Our trademark applications may not be sufficient to meet the statutory requirements for registration in all cases or may be subject to challenge, if they are registered. Other parties may seek to cancel or revoke our trademarks and/or restrict the use of our trademarks through litigation or administrative proceedings in both the United States and in the rest of the world. We cannot assure you that we will be successful in any such proceedings. Moreover, any such litigation or proceeding may require us to modify our trademarks or rebrand our products to avoid infringing the trademark rights of third parties, which may be time-consuming and could adversely affect our revenue.
FINANCIAL AND MARKET RISKS
Because of our substantial indebtedness and lease obligations, we may be unable to adjust our strategy to meet changing conditions in the future.
As of June 30, 2010, we had convertible subordinated debt of $361.1 million ($403.8 million on a face value basis) and a long-term lease financing for our large-scale manufacturing facility of $249.6 million on our balance sheet. During the six months ended June 30, 2010 we made cash interest payments on our convertible subordinated debt of $4.5 million. During the six months ended June 30, 2010 we made cash payments on our long-term lease financing of $12.2 million. In addition, we have operating leases, primarily our long-term operating lease for our headquarters, for which we made cash payments of $10.4 million during the six months ended June 30, 2010. Our substantial debt and long-term lease obligations will have several important consequences for our future operations. For instance:
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
As of June 30, 2010, we had $403.8 million in face value of convertible subordinated debt outstanding, with $197.1 million and $206.7 million due in 2011 and 2012, respectively. Those notes are convertible into our common stock at conversion prices of approximately $15.55 and $17.78 per share, respectively. If our stock price does not exceed the applicable conversion price of those notes, upon maturity, we may need to pay the note holders in cash or restructure some or all of the debt. Our recent stock price has been above the conversion price and we currently have sufficient unrestricted cash should note holders seek cash payment upon maturity. However, since it may be one or more years, if ever, before we are likely to generate significant positive cash flow from operations, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay our debt upon maturity.
To become a successful biopharmaceutical company, we may need additional funding in the future. If we do not obtain this funding on acceptable terms, we may not be able to generate sufficient revenue to repay our convertible debt, to launch and market successfully our products and to continue our biopharmaceutical discovery and development efforts.
We continue to expend substantial funds on our research and development programs and human studies on current and future drug candidates. We expect to expend significant funds to support pre-launch and commercial marketing activities and acquire additional manufacturing capacity. We may need additional financing to fund our operating expenses, including pre-commercial launch activities, manufacturing activities, marketing activities, research and development and capital requirements. In addition, even if our products are successful, if our stock price does not exceed the applicable conversion price when our remaining convertible debt matures, we may need to pay the note holders in cash or restructure some or all of the debt. If we are unable to restructure the debt, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay the remaining debt. We may not be able to obtain additional financing on acceptable terms either to fund operating expenses or to repay the convertible debt. If we raise additional funds by issuing equity securities, equity-linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders and the new debt securities may contain restrictive financial covenants. For example, in 2009, we completed public offerings resulting in a total of 44,522,250 newly issued shares of common stock.
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
If our products are approved and marketed, we may also face risks from generic drug manufacturers. The United States has recently enacted legislation establishing a regulatory pathway for follow-on biologics, and similar regulatory and legislative activity in other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to ZALBIN, BENLYSTA and raxibacumab which might affect the profitability or commercial viability of our products.

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
We may be unable to fulfill the terms of our contract manufacturing agreements with our customers for manufacturing process development and supply of selected biopharmaceutical products.
We have entered into agreements with customers pursuant to which we have agreed to perform manufacturing process development and provide clinical and commercial supplies of certain biopharmaceutical products, and may enter into similar agreements with other potential customers in the future. We may not be able to successfully manufacture products under these agreements. Even if successful, we may not be able to enter into additional agreements with other customers. We have not yet manufactured any products approved for commercial use and, except for raxibacumab, have limited experience in manufacturing materials suitable for commercial use. We have limited experience manufacturing in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must inspect and license our facilities to determine compliance with cGMP requirements for commercial production. Any current or future customers may decide to discontinue the products contemplated under these agreements, and therefore we may not receive revenue from these agreements.
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
Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. During the preceding twelve months, the closing price of our common stock has been as low as $2.39 per share and as high as $33.30 per share. The market price of our common stock could fluctuate widely because of:
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
Sales of substantial amounts of shares of our common stock or securities convertible into or exchangeable for our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and may continue to use our common stock or securities convertible into or exchangeable for our common stock to acquire technology, product rights or businesses, or for other purposes. Our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2010, we had 188,156,651 shares of common stock outstanding, including an aggregate of 44,522,250 shares issued in public offerings in 2009. In addition, an aggregate of approximately 24,302,742 shares of our common stock are issuable upon conversion of our outstanding 2011 Notes and outstanding 2012 Notes at an applicable conversion price of $15.55 and $17.78 per share, respectively; 24,357,894 shares of our common stock are issuable upon the exercise of options outstanding as of June 30, 2010, having a weighted-average exercise price of $15.05 per share, including 4,178,061 stock options granted during the six months ended June 30, 2010 with a weighted-average grant date fair value of $17.95 per share; and 205,279 shares of our common stock are issuable upon the vesting of restricted stock unit awards outstanding as of June 30, 2010. If we issue additional equity securities, including in exchange for our outstanding convertible debt, the price of our common stock may be materially and adversely affected and the holdings of our existing stockholders would be diluted. The issuance and sale of shares issuable upon conversion of our outstanding convertible debt securities and options or the sale of additional equity or equity-linked securities could materially and adversely affect the price of our common stock.
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

•	limit who may call special meetings of stockholders; and
•	establish advance notice requirements for nomination of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholders’ meetings.

Item 6. Exhibits

10.1	Form of Indemnification Agreement with Directors, Senior Officers, Other Key Employees and Key Agents

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

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
David P. Southwell
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)
Dated: July 22, 2010

EXHIBIT INDEX
Exhibit Page Number

10.1	Form of Indemnification Agreement with Directors, Senior Officers, Other Key Employees and Key Agents

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.