Form 10-Q
period 2010-09-30
HUMAN GENOME SCIENCES INC
filed 2010-10-27
CIK 901219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on September 30, 2010 was 188,740,399.

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except share and per share amounts)
Revenue:
Product sales	$7,295	$—	$33,963	$136,381
Manufacturing and development services	5,677	8,668	15,177	45,294
Research and development collaborative agreements	37,810	10,166	86,948	41,117

Total revenue	50,782	18,834	136,088	222,792

Costs and expenses:
Cost of product sales	8,434	—	23,529	14,569
Cost of manufacturing and development services	3,338	7,331	7,364	17,239
Research and development expenses	42,471	34,794	151,331	131,379
General and administrative expenses	26,365	14,673	68,456	41,754
Facility-related exit costs	—	—	—	11,434

Total costs and expenses	80,608	56,798	250,680	216,375

Income (loss) from operations	(29,826)	(37,964)	(114,592)	6,417

Investment income	3,794	3,137	13,497	10,354
Interest expense	(14,949)	(14,409)	(44,409)	(43,958)
Gain on extinguishment of debt	—	—	—	38,873
Gain on sale of long-term equity investment	—	—	—	5,259
Charge for impaired investment	—	—	—	(1,250)
Other income (expense)	122	233	(95)	(295)

Income (loss) before taxes	(40,859)	(49,003)	(145,599)	15,400
Provision for income taxes	—	—	—	—

Net income (loss)	$(40,859)	$(49,003)	$(145,599)	$15,400

Basic net income (loss) per share	$(0.22)	$(0.32)	$(0.78)	$0.11

Diluted net income (loss) per share	$(0.22)	$(0.32)	$(0.78)	$0.11

Weighted average shares outstanding, basic	188,420,580	154,513,251	187,418,995	142,104,996

Weighted average shares outstanding, diluted	188,420,580	154,513,251	187,418,995	145,537,847

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$230,359	$567,667
Short-term investments	328,628	151,528
Collaboration receivables	11,610	10,356
Accounts receivable	19,479	23,892
Inventory	26,119	20,149
Prepaid expenses and other current assets	4,728	7,176

Total current assets	620,923	780,768

Marketable securities	379,653	384,028
Property, plant and equipment (net of accumulated depreciation)	254,836	263,123
Restricted investments	79,480	88,437
Collaboration receivables, net of current portion	29,301	6,920
Long-term equity investments	3,071	3,016
Other assets	3,361	4,338

TOTAL ASSETS	$1,370,625	$1,530,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,863	$42,369
Accrued payroll and related taxes	23,635	30,997
Deferred revenues	3,382	88,565
Accrued exit expenses	2,245	2,227

Total current liabilities	72,125	164,158

Convertible subordinated debt	366,899	349,807
Lease financing	250,076	248,628
Deferred rent	9,961	8,665
Deferred revenues, net of current portion	3,775	1,978
Accrued exit expenses, net of current portion	1,032	1,979

Total liabilities	703,868	775,215

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,887	1,853
Additional paid-in capital	2,986,213	2,932,863
Accumulated other comprehensive income	10,922	7,365
Accumulated deficit	(2,332,265)	(2,186,666)

Total stockholders’ equity	666,757	755,415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,370,625	$1,530,630

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(145,599)	$15,400
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	17,803	9,547
Depreciation and amortization	15,975	16,092
Amortization of debt discount	17,100	16,495
Charge for impaired investment	—	1,250
Facility-related exit costs	—	11,434
Accrued interest on short-term investments, marketable securities and restricted investments	4,341	635
Gain on extinguishment of long-term debt	—	(38,873)
Gain on sale of long-term equity investment	—	(5,259)
Non-cash expenses and other	1,226	1,109
Changes in operating assets and liabilities:
Collaboration receivables	(23,635)	12,191
Accounts receivable	4,413	(2,670)
Inventory	(5,970)	(8,658)
Prepaid expenses and other assets	2,479	516
Accounts payable and accrued expenses	379	(17,419)
Accrued payroll and related taxes	(7,362)	1,528
Deferred revenues	(83,385)	(29,185)
Accrued exit expenses	(1,146)	(1,298)
Deferred rent	1,205	1,422

Net cash provided by (used in) operating activities	(202,176)	(15,743)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(719,848)	(250,056)
Proceeds from sale and maturities of short-term investments and marketable securities	556,454	139,107
Capital expenditures — property, plant, and equipment	(6,318)	(7,591)
Proceeds from sale of long-term equity investment	—	5,259
Release of restricted investments	300	3,291

Net cash provided by (used in) investing activities	(169,412)	(109,990)

Cash flows from financing activities:
Purchase of restricted investments	(24,904)	(25,503)
Proceeds from sale and maturities of restricted investments	23,719	23,533
Proceeds from issuance of common stock	36,490	380,262
Purchase of treasury stock	(1,025)	(15)
Extinguishment of long-term debt	—	(49,998)

Net cash provided by (used in) financing activities	34,280	328,279

Net increase (decrease) in cash and cash equivalents	(337,308)	202,546
Cash and cash equivalents — beginning of period	567,667	15,248

Cash and cash equivalents — end of period	$230,359	$217,794

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Nine months ended September 30,
	2010	2009
	(in thousands)

Cash paid (received) during the period for:
Interest	$24,885	$25,416
Income taxes	$(1,948)	$—
During the nine months ended September 30, 2010, the Company was able to reduce certain of its lease-related collateral obligations and transferred restricted investments of $9,014 into short-term investments.
During the nine months ended September 30, 2010 and 2009, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $1,449 and $1,641, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase during this period.
During the nine months ended September 30, 2010 and 2009, the Company recorded non-cash accretion of $217 and $862, respectively, related to its exit accrual for certain space.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2010
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months ended September 30, 2010 and 2009, the Company’s financial position at September 30, 2010, and the cash flows for the nine months ended September 30, 2010 and 2009. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.
The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of future financial results.
Recent accounting pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures were effective for reporting periods beginning after December 15, 2009, and had no material impact on the Company’s financial statements for the period ended September 30, 2010. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-06 to have a material effect on its consolidated results of operations, financial position or liquidity.
In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for the Company on January 1, 2011. The Company is currently evaluating the impact, if any, ASU 2010-17 will have on its consolidated results of operations, financial position or liquidity.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2010
(dollars in thousands, except per share data)
Note 2. Comprehensive Income (Loss)
The Company’s unrealized gains or losses on available-for-sale short-term investments, marketable securities and long-term equity investments and cumulative foreign currency translation adjustment activity are required to be included in other comprehensive income (loss).
During the three and nine months ended September 30, 2010 and 2009, total comprehensive income (loss) amounted to:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(40,859)	$(49,003)	$(145,599)	$15,400

Net unrealized gains (losses):
Short-term investments and marketable securities	3,002	2,544	4,080	11,149
Long-term equity investment in VIA Pharmaceuticals	—	—	(10)	—
Restricted investments	(196)	308	(727)	1,595
Foreign currency translation	33	2	(25)	595

Subtotal	2,839	2,854	3,318	13,339

Reclassification adjustments for (gains) losses realized in net income (loss)	373	134	239	(739)

Total comprehensive income (loss)	$(37,647)	$(46,015)	$(142,042)	$28,000

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2010
(dollars in thousands, except per share data)
Note 3. Investments
Available-for-sale investments, including accrued interest, at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprise securities	$179,175	$1,374	$(19)	$180,530
Corporate debt securities	146,627	1,492	(21)	148,098

Subtotal — Short-term investments	325,802	2,866	(40)	328,628

Government-sponsored enterprise securities	105,049	1,371	(25)	106,395
Corporate debt securities	267,742	5,593	(77)	273,258

Subtotal — Marketable securities	372,791	6,964	(102)	379,653

Restricted cash and cash equivalents	9,117	—	—	9,117
U.S. Treasury and agencies	1,299	12	—	1,311
Government-sponsored enterprise securities	20,761	298	(1)	21,058
Corporate debt securities	47,085	911	(2)	47,994

Subtotal — Restricted investments	78,262	1,221	(3)	79,480

Total	$776,855	$11,051	$(145)	$787,761

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$7,997	$32	$—	$8,029
Government-sponsored enterprise securities	34,667	672	(29)	35,310
Corporate debt securities	107,283	1,099	(193)	108,189

Subtotal — Short-term investments	149,947	1,803	(222)	151,528

Government-sponsored enterprise securities	172,191	2,009	(673)	173,527
Corporate debt securities	208,824	2,106	(429)	210,501

Subtotal — Marketable securities	381,015	4,115	(1,102)	384,028

Restricted cash and cash equivalents	6,693	—	—	6,693
Government-sponsored enterprise securities	20,316	394	(17)	20,693
Corporate debt securities	59,612	1,470	(31)	61,051

Subtotal — Restricted investments	86,621	1,864	(48)	88,437

Total	$617,583	$7,782	$(1,372)	$623,993

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 2010
(dollars in thousands, except per share data)
Note 3. Investments (continued)
See Note 9, Fair Value Measurements, for the fair value of the Company’s financial assets and liabilities.
The Company’s restricted investments with respect to its headquarters (“Traville”) lease serve as collateral for a letter of credit which serves as the security deposit for the duration of the lease, although the Company has the ability to reduce the restricted investments that are in the form of securities by substituting a cash security deposit in the amount of $19,750 to be maintained with the landlord. Presently, to secure the security deposit letter of credit, the Company is required to maintain margin value of the collateral of at least $19,750.
The Company’s restricted investments with respect to its large-scale manufacturing facility (“LSM”) lease, as amended in 2010, will serve as collateral in favor of the landlord in lieu of providing the landlord with either a cash deposit or a standby letter of credit. Under the LSM lease, the Company is required to pledge to the landlord a minimum of $20,000 in marketable securities or provide the landlord with a $19,750 cash security deposit.
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
The Company’s restricted investments were $79,480 and $88,437 as of September 30, 2010 and December 31, 2009, respectively.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2010

(dollars in thousands, except per share data)
Note 3. Investments (continued)
Short-term investments, Marketable securities and Restricted investments — unrealized losses
The Company’s gross unrealized losses and fair value of investments with unrealized losses were as follows:

	September 30, 2010
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$74,416	$(19)	$—	$—	$74,416	$(19)
Corporate debt securities	39,314	(21)	—	—	39,314	(21)

Subtotal — Short-term investments	113,730	(40)	—	—	113,730	(40)

Government-sponsored enterprise securities	96,285	(25)	—	—	96,285	(25)
Corporate debt securities	14,023	(73)	899	(4)	14,922	(77)

Subtotal — Marketable securities	110,308	(98)	899	(4)	111,207	(102)

Government-sponsored enterprise securities	1,942	(1)	—	—	1,942	(1)
Corporate debt securities	1,889	(2)	—	—	1,889	(2)

Subtotal — Restricted investments	3,831	(3)	—	—	3,831	(3)

Total	$227,869	$(141)	$899	$(4)	$228,768	$(145)

	December 31, 2009
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$23,026	$(29)	$—	$—	$23,026	$(29)
Corporate debt securities	24,751	(181)	4,474	(12)	29,225	(193)

Subtotal — Short-term investments	47,777	(210)	4,474	(12)	52,251	(222)

Government-sponsored enterprise securities	154,032	(673)	—	—	154,032	(673)
Corporate debt securities	76,595	(405)	1,231	(24)	77,826	(429)

Subtotal — Marketable securities	230,627	(1,078)	1,231	(24)	231,858	(1,102)

Government-sponsored enterprise securities	7,317	(17)	14	—	7,331	(17)
Corporate debt securities	6,212	(31)	—	—	6,212	(31)

Subtotal — Restricted investments	13,529	(48)	14	—	13,543	(48)

Total	$291,933	$(1,336)	$5,719	$(36)	$297,652	$(1,372)

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2010

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
The Company owned 303 available-for-sale U.S Treasury obligations, government-sponsored enterprise securities and corporate debt securities at September 30, 2010. Of these 303 securities, 30 had unrealized losses at September 30, 2010.
The Company’s equity investments in privately-held companies for which no readily available fair value information is available are carried at cost. There were no events or circumstances during the nine months ended September 30, 2010 that would have a significant adverse effect on the fair value of these investments. Long-term equity investments in publicly-traded companies are carried at market value based on quoted market prices and unrealized gains and losses for these investments are reported as a separate component of stockholders’ equity until realized.
Other Information
The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investments at September 30, 2010:

	Short-term		Marketable		Restricted
	Investments		Securities		Investments
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Less than one year	$325,802	$328,628	$—	$—	$39,260	$39,687
Due in year two through year three	—	—	270,866	274,962	34,724	35,357
Due in year four through year five	—	—	84,578	87,015	3,847	3,997
Due after five years	—	—	17,347	17,676	431	439

Total	$325,802	$328,628	$372,791	$379,653	$78,262	$79,480

The Company’s short-term investments include mortgage-backed securities with an aggregate cost of $73,264 and an aggregate fair value of $74,416 at September 30, 2010. The Company’s marketable securities include mortgage-backed securities with an aggregate cost of $84,639 and an aggregate fair value of $85,970 at September 30, 2010. The Company’s restricted investments include mortgage-backed securities with an aggregate cost of $5,799 and an aggregate fair value of $5,907 at September 30, 2010. These securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2010

(dollars in thousands, except per share data)
Note 3. Investments (continued)
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and nine months ended September 30, 2010 and 2009, and their respective net proceeds were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Proceeds on sale of investments prior to maturity	$111,421	$167,150	$582,015	$329,730
Realized gains	140	41	1,618	1,718
Realized losses	(512)	(175)	(1,379)	(979)
The cost of the securities sold is based on the specific identification method.
Note 4. Collaborations and U.S. Government Agreement
Collaboration Agreement with GSK
During 2006, the Company entered into a license agreement with GlaxoSmithKline (“GSK”) for the co-development and commercialization of BENLYSTA® arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK share Phase 3 and 4 development costs, and will share sales and marketing expenses and profits of any product commercialized under the agreement. The Company will have primary responsibility for bulk manufacturing and for commercial manufacturing of the finished drug product. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and is recognizing this payment as revenue over the remaining clinical development period, currently estimated to end in late 2010. The Company recognized revenue of $1,033 for both the three months ended September 30, 2010 and 2009. The Company recognized revenue of $3,100 and $3,703 for the nine months ended September 30, 2010 and 2009, respectively.
Collaboration Agreement with Novartis
During 2006, the Company entered into an agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of ZALBINTM. In June 2010, the Company announced that it had received preliminary written feedback from the U.S. Food and Drug Administration (“FDA”) regarding the Biologics License Application (“BLA”) it filed in November 2009 for ZALBIN. The FDA expressed concerns regarding the risk-benefit assessment of ZALBIN dosed at 900-mcg every two weeks. In September 2010, the Company and Novartis decided to end further development of ZALBIN in anticipation of a Complete Response Letter to be received from the FDA in early October. In October 2010 the Company received the FDA’s Complete Response Letter.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2010

(dollars in thousands, except per share data)
Note 4. Collaborations and U.S. Government Agreement (continued)
Under the agreement, Novartis had paid the Company $207,500, including a non-refundable up-front license fee and payments upon the successful attainment of certain milestones. The Company was recognizing these payments as revenue ratably over the estimated remaining development period. Based on the decision to end further development of ZALBIN, the Company recognized all remaining deferred revenue related to these payments in September 2010. The Company recognized revenue of $36,133 and $8,852 for the three months ended September 30, 2010 and 2009, respectively. The Company recognized revenue of $82,806 and $26,556 for the nine months ended September 30, 2010 and 2009, respectively.
Collaboration reimbursements
Research and development expenses for the three months ended September 30, 2010 and 2009 are net of $15,292 and $7,444, respectively, of costs reimbursed or reimbursable by GSK and Novartis. Research and development expenses for the nine months ended September 30, 2010 and 2009 are net of $49,997 and $28,698, respectively, of costs reimbursed or reimbursable by GSK and Novartis. The Company shares certain research and development costs including personnel costs, outside services, manufacturing, and overhead with GSK and Novartis under cost sharing provisions in the collaboration agreements. Although the Company and Novartis decided to end development of ZALBIN in September 2010, there will be certain additional research and development costs incurred by both parties in the near future as activities are concluded.
U.S. Government Agreement
The Company entered into a contract with the U.S. Government (“USG”) in 2005, under which the Company agreed to develop and supply raxibacumab to the Strategic National Stockpile (“SNS”). Through a contract amendment in 2009, the USG agreed to purchase 45,000 doses of raxibacumab for the SNS, to be delivered over a three-year period, beginning in 2009. The Company expects to receive approximately $142,000 from this order as deliveries are completed, including $17,693 earned and recognized as product revenue during 2009 (all in the fourth quarter). During the three and nine months ended September 30, 2010 the Company earned and recognized $7,295 and $33,963, respectively.
During 2006, the USG exercised its option under the 2005 contract to purchase 20,001 doses of raxibacumab for the SNS, which the Company delivered during the nine months ended September 30, 2009. The Company recognized $136,381 in product revenue and $26,050 in manufacturing and development services revenue for the nine months ended September 30, 2009 related to this order.
Aegera Agreement
During 2007, the Company entered into a collaboration and license agreement with Aegera Therapeutics, Inc. (“Aegera”) of Montreal, Canada under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a three-year research period. Aegera will be entitled to receive up to $295,000 in development and commercial milestone payments, including a $5,000 milestone payment made by the Company during 2008. Aegera will receive royalties on net sales in the Company’s territory. In North America, Aegera will have the option to co-promote with the Company, under which Aegera will share certain expenses and profits in lieu of its royalties. The Company incurred and expensed research costs of $579 and $584 related to the Aegera agreement during the three months ended September 30, 2010 and 2009, respectively, and $1,748 and $1,751 during the nine months ended September 30, 2010 and 2009 respectively.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2010

(dollars in thousands, except per share data)
Note 5. Other Financial Information
Collaboration Receivables
Collaboration receivables of $11,610 includes $6,057 in unbilled receivables from GSK in connection with the Company’s cost-sharing agreements, primarily related to net cost reimbursements due for the three months ended September 30, 2010. Collaboration receivables also include $4,476 in unbilled receivables from GSK related to costs incurred to produce pre-launch commercial products.
Non-current collaboration receivables of $29,301 as of September 30, 2010 relate to amounts due to the Company by GSK for manufacturing costs incurred to produce pre-launch commercial product. Non-current collaboration receivables of $6,920 as of December 31, 2009 relate to amounts due to the Company by GSK and Novartis for manufacturing costs incurred to produce pre-launch commercial product. Within the December 31, 2009 balance sheet, the $6,920 non-current collaboration receivables balance has been reclassified from Other assets to conform to current period presentation.
Inventory
Inventories consist of the following, which are all related to raxibacumab:

	September 30, 2010	December 31, 2009

Raw materials	$9,518	$4,293
Work-in-process	11,701	9,512
Finished goods	4,900	6,344

	$26,119	$20,149

Note 6. Commitments and Other Matters
The Company is party to various claims and legal proceedings from time to time. The Company is not aware of any legal proceedings that it believes would have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.
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

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2010

(dollars in thousands, except per share data)
Note 7. Facility-Related Exit Costs (continued)
The following table summarizes the activity related to the liability for exit charges for the nine months ended September 30, 2010, all of which is facilities-related:

Balance as of January 1, 2010	$4,206
Accretion recorded	217

Subtotal	4,423
Cash items	(1,146)

Balance as of September 30, 2010	3,277
Less current portion	(2,245)

$1,032

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
Stock-based compensation expense for the three and nine months ended September 30, 2010 is not necessarily representative of the level of stock-based compensation expense in future periods due to, among other things, (1) the vesting period of the stock options and other awards and (2) the fair value of additional stock option grants and other awards in future years.
The Company recorded stock-based compensation expense pursuant to these plans of $6,984 and $3,226 during the three months ended September 30, 2010 and 2009, respectively. The Company recorded stock-based compensation expense pursuant to these plans of $17,803 and $9,547 during the nine months ended September 30, 2010 and 2009, respectively. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan.
Under the Incentive Plan, the Company issued 581,845 and 3,386,605 shares of common stock in conjunction with stock option exercises during the three and nine months ended September 30, 2010, respectively. The Company granted 589,675 stock options with a weighted-average grant date fair value of $15.07 per share under the Incentive Plan during the three months ended September 30, 2010. The Company granted 4,751,736 stock options with a weighted-average grant date fair value of $17.59 per share under the Incentive Plan during the nine months ended September 30, 2010.
During the three months ended September 30, 2010, the Company did not award any restricted stock units (“RSUs”). During the nine months ended September 30, 2010, the Company awarded 81,722 RSUs with a weighted-average grant date fair value of $31.91 per share. During the same period, 79,982 RSUs vested and the Company issued 48,484 shares of common stock to employees, net of 31,498 shares purchased to satisfy the employees’ tax liability related to the RSUs vesting. This treasury stock was subsequently retired.
At September 30, 2010, the total authorized number of shares under the Incentive Plan, including prior plans, was 54,809,554. Options available for future grant were 4,668,624 as of September 30, 2010.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2010

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
The Company’s assets and liabilities subject to fair value measurements on a recurring basis and the related fair value hierarchy are as follows:

		Fair Value Measurements as of
	Fair Value	September 30, 2010 Using Fair
	as of	Value Hierarchy
Description	September 30, 2010	Level 1	Level 2	Level 3

Cash and cash equivalents	$230,359	$230,359	$—	$—
Short-term investments	328,628	—	328,628	—
Marketable securities	379,653	—	379,653	—
Restricted investments	79,480	10,428	69,052	—

Total	$1,018,120	$240,787	$777,333	$—

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2010

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
The fair value of the Company’s receivables, other assets, accounts payable, accrued expenses and other payables approximate their carrying amount due to the relatively short maturity of these items. The fair value of the Company’s convertible subordinated debt is based on quoted market prices. The quoted market price of the Company’s convertible subordinated debt was approximately $759,000 (book value of $366,899) as of September 30, 2010. With respect to its lease financing, the Company evaluated its incremental borrowing rate as of September 30, 2010, based on the current interest rate environment and the Company’s credit risk. The fair value of the BioMed lease financing was approximately $267,000 (book value of $250,076) as of September 30, 2010 based on a discounted cash flow analysis, and current rates for corporate debt having similar characteristics and companies with similar creditworthiness.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2010

(dollars in thousands, except per share data)
Note 10. Earnings (Loss) Per Share
Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding and, if there is net income during the period, the dilutive impact of common stock equivalents outstanding during the period. Common stock equivalents can result from the assumed exercise of outstanding stock options, the vesting of unvested restricted stock units and the assumed conversion of convertible subordinated debt. Common stock equivalents from stock options and restricted stock units of 24,482,687 for both the three and nine months ended September 30, 2010, and common stock equivalents from stock options and restricted stock units of 5,828,370 and 21,070,813 for the three and nine months ended September 30, 2009, respectively, are excluded from the calculation of diluted income (loss) per share because the effect is anti-dilutive. Common stock equivalents from shares underlying the Company’s convertible subordinated debt of 24,302,742 for both the three and nine months ended September 30, 2010 and common stock equivalents from shares underlying the Company’s convertible subordinated debt of 24,303,304 and 25,327,337 for the three and nine months ended September 30, 2009, respectively, are excluded from the calculation of diluted net income (loss) per share because the effect is anti-dilutive.
Basic and diluted net income (loss) per share were the same for the three months ended September 30, 2010 and September 30, 2009, as the effect of common stock equivalents would be anti-dilutive. Diluted net income (loss) per share for the nine months ended September 30, 2010 and 2009 was determined as follows:

	Nine months ended September 30,
	2010	2009
Numerator:
Net income (loss)	$(145,599)	$15,400
Interest on convertible subordinated debt, if converted	—	—

Net income (loss) used for diluted net income (loss) per share	$(145,599)	$15,400

Denominator:
Weighted average shares outstanding	187,418,995	142,104,996
Effect of dilutive securities:
Convertible subordinated debt	—	—
Employee stock options and restricted stock units	—	3,432,851

Weighted average shares used for diluted net income (loss) per share	187,418,995	145,537,847

Diluted net income (loss) per share	$(0.78)	$0.11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2010 and 2009
Overview
Human Genome Sciences, Inc. (“HGS”) is a commercially focused biopharmaceutical company with two products in late-stage development: BENLYSTA® for systemic lupus erythematosus (“SLE”) and raxibacumab for inhalation anthrax.
In July and November 2009, we reported that BENLYSTA met its primary endpoints in two Phase 3 clinical trials in patients with systemic lupus. In April 2010, we reported additional results of the BLISS 76 trial. At week 76 in the BLISS-76 trial, BENLYSTA plus standard of care showed higher response rates compared with placebo plus standard of care, but this secondary endpoint result did not reach statistical significance. We and GlaxoSmithKline (“GSK”) submitted marketing applications for BENLYSTA in the United States and Europe in June 2010. The U.S. Food and Drug Administration (“FDA”) granted a priority review designation to BENLYSTA and assigned a Prescription Drug User Fee Act (“PDUFA”) target date of December 9, 2010. The FDA Advisory Committee meeting to discuss BENLYSTA is scheduled for November 16, 2010.
In March 2009, we reported that ZALBIN successfully met its primary endpoint in the second of two Phase 3 clinical trials in chronic hepatitis C. HGS submitted a Biologics License Application (“BLA”) for ZALBIN in the United States in November 2009, and Novartis submitted a Marketing Authorization Application (“MAA”) under the brand name JOULFERON® in Europe in December 2009. In April 2010 Novartis withdrew the MAA. The decision to withdraw the application was based on feedback from European regulatory authorities in preliminary response to the MAA, indicating that additional new data would be requested which could not reasonably be generated within the timeframe allowed in the European Centralized Procedure. The feedback included whether the therapeutic benefit offered by the product dosed every two weeks was sufficient relative to the risk. In June 2010, we announced that we had received preliminary written feedback from the FDA regarding the BLA for ZALBIN. The FDA feedback was provided via a Discipline Review letter, which is a standard vehicle for review disciplines (e.g., clinical) to convey early thoughts on possible deficiencies of an application. The FDA expressed concerns regarding the risk-benefit assessment of ZALBIN dosed at 900-mcg every two weeks. In September 2010, we and Novartis decided to end further development of ZALBIN in anticipation of a Complete Response Letter to be received from the FDA in early October. In October 2010 we received the FDA’s Complete Response Letter.
In the first half of 2009 we achieved our first product sales and recognized $162.5 million in product sales and manufacturing and development services revenue by delivering 20,001 doses of raxibacumab to the U.S. Strategic National Stockpile (“SNS”). In July 2009, the U.S. Government (“USG”) exercised its option to purchase 45,000 additional doses to be delivered over a three-year period. We expect to receive a total of approximately $152.0 million from the second order, including $51.7 million in revenue recognized from 2009 through September 30, 2010. In May 2009, we submitted a BLA to the FDA for raxibacumab for the treatment of inhalation anthrax. We received a Complete Response Letter in November 2009, and we continue to work closely with the FDA to determine the additional steps necessary to obtain approval.
In addition to the products we have been developing, we have substantial financial rights to two novel drugs that GSK has advanced to late-stage development. In December 2009, GSK initiated the second Phase 3 clinical trial of darapladib, which was discovered by GSK based on our technology, to evaluate whether darapladib can reduce the risk of adverse cardiovascular events such as a heart attack or stroke. With more than 27,000 patients enrolled, the Phase 3 clinical program for darapladib is among the largest ever conducted to evaluate the safety and efficacy of any cardiovascular medication. In the first quarter of 2009, we received a $9.0 million milestone payment related to GSK’s initiation of a Phase 3 program to evaluate the safety and efficacy of Syncria® (albiglutide) in the long-term treatment of type 2 diabetes mellitus. We created Syncria using our proprietary albumin-fusion technology and licensed it to GSK in 2004. Eight Phase 3 trials of Syncria are currently ongoing.
We also have several novel drugs in earlier stages of clinical development for the treatment of cancer, led by our TRAIL receptor antibody mapatumumab and a small-molecule antagonist of IAP (inhibitor of apoptosis) proteins.

Overview (continued)
Strategic partnerships are an important driver of our commercial success. We have a co-development and commercialization agreement with GSK for BENLYSTA. Raxibacumab is being developed under a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”), U.S. Department of Health and Human Services (“HHS”). Our strategic partnerships with leading pharmaceutical and biotechnology companies allow us to leverage our strengths and gain access to sales and marketing infrastructure, as well as complementary technologies. Some of these partnerships provide us with licensing or other fees, clinical development cost-sharing, milestone payments and rights to royalty payments as products are developed and commercialized. In some cases, we are entitled to certain commercialization, co-promotion, revenue-sharing and other product rights.
During 2006, we entered into a collaboration agreement with Novartis. We received a $45.0 million up-front fee from Novartis upon the execution of the agreement. Including this up-front fee, we have received payments aggregating $207.5 million. We were recognizing these payments as revenue ratably over the estimated remaining development period. In June 2010, we announced that we had received preliminary written feedback from the FDA regarding the BLA we filed in November 2009 for ZALBIN. The FDA expressed concerns regarding the risk-benefit assessment of ZALBIN dosed at 900-mcg every two weeks. In September 2010, we and Novartis decided to end further development of ZALBIN. Based on this decision, we recognized all remaining deferred revenue related to these payments in September 2010.
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
We expect that any significant revenue or income through at least 2010 may be limited to raxibacumab revenue, payments under collaboration agreements (to the extent milestones are met), cost reimbursements from GSK, payments from the license of product rights, payments under contract manufacturing agreements pursuant to which we manufacture product for customers, investment income and other payments from other collaborators and licensees under existing or future arrangements, to the extent that we enter into any future arrangements, and possibly initial sales of BENLYSTA. We expect to continue to incur substantial expenses relating to our research and development efforts and increased expenses relating to our commercialization efforts. As a result, we expect to incur losses over at least the next year unless we are able to realize additional revenues under existing or any future agreements or from product sales. The timing and amounts of such revenues, if any, cannot be predicted with certainty and will likely fluctuate sharply. Results of operations for any period may be unrelated to the results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
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

Results of Operations
Revenues. Revenues were $50.8 million and $18.8 million for the three months ended September 30, 2010 and 2009, respectively. Revenues were $136.1 million and $222.8 million for the nine months ended September 30, 2010 and 2009, respectively. Revenues for the three months ended September 30, 2010 included $36.1 million recognized from Novartis primarily relating to recognition of all remaining unrecognized up-front license fees and milestones due to the decision to end further development of ZALBIN, as well as $7.3 million in raxibacumab product sales and $5.1 million from contract manufacturing services. Revenues for the three months ended September 30, 2009 included $8.9 million recognized from the Novartis agreement as well as $8.7 million from contract manufacturing services and $1.0 million recognized from the GSK collaboration agreement. Revenues for the nine months ended September 30, 2010 included $82.8 million recognized from the Novartis agreement as well as $34.0 million in raxibacumab product sales. Revenue for the nine months ended September 30, 2009 consisted primarily of $136.4 million in raxibacumab product sales and $26.1 million related to raxibacumab development services, $26.6 million recognized from the Novartis agreement, $19.2 million from contract manufacturing services and a $9.0 million milestone payment received from GSK related to Syncria.
Cost of sales. Cost of sales includes cost of product sales of $8.4 million for the three months ended September 30, 2010. Cost of sales also includes cost of manufacturing and development services of $3.3 million and $7.3 million for the three months ended September 30, 2010 and 2009, respectively. Cost of product sales was $23.5 million and $14.6 million for the nine months ended September 30, 2010 and 2009, respectively. Cost of manufacturing and development services was $7.4 million and $17.2 million for the nine months ended September 30, 2010 and 2009, respectively. Cost of product sales during the three and nine months ended September 30, 2010 includes the cost of manufacturing raxibacumab and royalties whereas the cost of product sales during the three and nine months ended September 30, 2009 included only royalties, as the manufacturing costs had been previously expensed. Cost of product sales for the three and nine months ended September 30, 2010 also includes amounts expensed related to rejected or terminated production batches. Our manufacturing and development services costs include costs associated with contract manufacturing services and raxibacumab development services costs. The decrease in manufacturing and development services costs is primarily due to reduced contract manufacturing activities. After approval of a product, inventoriable costs are capitalized into inventory and then will be expensed as the inventory is sold.
Expenses. Research and development net expenses were $42.5 million for the three months ended September 30, 2010 compared to $34.8 million for the three months ended September 30, 2009. Research and development net expenses were $151.3 million for the nine months ended September 30, 2010 compared to $131.4 million for the nine months ended September 30, 2009. Our research and development expenses for the three months ended September 30, 2010 and 2009 are net of $15.3 million and $7.4 million, respectively, of costs reimbursed or reimbursable by GSK and Novartis. Our research and development expenses for the nine months ended September 30, 2010 and 2009 are net of $50.0 million and $28.7 million, respectively, of costs reimbursed or reimbursable by GSK and Novartis.
We track our research and development expenditures by type of cost incurred – research, pharmaceutical sciences, manufacturing and clinical development.
Our research costs increased to $5.8 million for the three months ended September 30, 2010 from $4.3 million for the three months ended September 30, 2009. Our research costs increased to $16.8 million for the nine months ended September 30, 2010 from $13.8 million for the nine months ended September 30, 2009. The increase during the three months ended September 30, 2010 is primarily due to increased activity related to HGS1029 and new target development. The increase for the nine months ended September 30, 2010 is primarily due to increased HGS1029 activity. Our research costs for the three months ended September 30, 2010 and 2009 are net of $0.6 million and $1.0 million, respectively, of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements. Our research costs for the nine months ended September 30, 2010 and 2009 are net of $2.2 million and $2.4 million, respectively, of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements.

Results of Operations (continued)
Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, increased to $7.6 million for the three months ended September 30, 2010 from $6.9 million for the three months ended September 30, 2009. This increase is primarily due to ZALBIN-related termination costs incurred due to the decision to end further development of ZALBIN. Pharmaceutical sciences costs decreased to $20.6 million for the nine months ended September 30, 2010 from $23.1 million for the nine months ended September 30, 2009. This decrease is primarily due to decreased activity related to contract manufacturing services and ZALBIN. Pharmaceutical sciences costs for the three months ended September 30, 2010 include $0.6 million of net costs incurred by GSK and Novartis. Pharmaceutical sciences costs for the three months ended September 30, 2009 are net of $0.7 million of cost reimbursement from GSK and Novartis under cost sharing provision in our collaboration agreements. Pharmaceutical sciences costs for the nine months ended September 30, 2010 include $0.9 million of net costs incurred by GSK and Novartis. Pharmaceutical sciences costs for the nine months ended September 30, 2009 are net of $0.2 million of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements.
Our manufacturing costs increased to $15.8 million for the three months ended September 30, 2010 from $9.9 million for the three months ended September 30, 2009. Our manufacturing costs increased to $66.3 million for the nine months ended September 30, 2010 from $41.2 million for the nine months ended September 30, 2009. This increase is primarily due to increased BENLYSTA production partially offset by decreased ZALBIN activity and capitalization of raxibacumab manufacturing costs in 2010. Our manufacturing costs for the three months ended September 30, 2010 and 2009 are net of $11.3 million and $1.0 million, respectively, of anticipated cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements. Our manufacturing costs for the nine months ended September 30, 2010 and 2009 are net of $35.2 million and $1.7 million, respectively, of anticipated cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements. Our manufacturing costs are expected to increase as we produce BENLYSTA commercial product in anticipation of launch. These costs are expensed as incurred until regulatory approval of the product is obtained.
Our clinical development costs decreased to $13.3 million for the three months ended September 30, 2010 from $13.7 million for the three months ended September 30, 2009. Our clinical development costs decreased to $47.7 million for the nine months ended September 30, 2010 from $53.3 million for the nine months ended September 30, 2009. The decrease is primarily due to the completion of our first BENLYSTA Phase 3 clinical trial in 2009, completion of our second Phase 3 BENLYSTA clinical trial in March 2010 and decreased raxibacumab development activities. Our clinical development expenses for the three months ended September 30, 2010 and 2009 are net of $3.9 million and $4.7 million, respectively, of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements. Our clinical development expenses for the nine months ended September 30, 2010 and 2009 are net of $13.5 million and $24.4 million, respectively, of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements.
General and administrative expenses increased to $26.4 million for the three months ended September 30, 2010 from $14.7 million for the three months ended September 30, 2009. General and administrative expenses increased to $68.5 million for the nine months ended September 30, 2010 from $41.8 million for the nine months ended September 30, 2009. This increase is primarily due to increased commercial readiness activities, including additional personnel and market research.
Facility-related exit costs of $11.4 million for the three and nine months ended September 30, 2009 related to a change in the facts and circumstances underlying our accrual for subleased space. The charge of $11.4 million was the result of the subtenant vacating the space during the nine months ended September 30, 2009.
Investment income increased to $3.8 million for the three months ended September 30, 2010 from $3.1 million for the three months ended September 30, 2009. Investment income increased to $13.5 million for the nine months ended September 30, 2010 from $10.4 million for the nine months ended September 30, 2009. The increase in investment income for the three and nine months ended September 30, 2010 was primarily due to higher average investment balances partially offset by lower yields on our portfolio.

Results of Operations (continued)
Interest expense increased to $14.9 million for the three months ended September 30, 2010 compared to $14.4 million for the three months ended September 30, 2009. Interest expense increased to $44.4 million for the nine month ended September 30, 2010 from $44.0 million for the nine months ended September 30, 2009. Interest expense includes non-cash interest expense related to amortization of debt discount of $5.8 million and $5.3 million for the three months ended September 30, 2010 and 2009, respectively, and non-cash interest expense related to amortization of debt discount of $17.1 million and $16.5 million for the nine months ended September 30, 2010 and 2009, respectively, as a result of the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 470 which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.
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
Our gain on sale of long-term equity investment during the nine months ended September 30, 2009 of $5.3 million relates to the remaining amount due on the 2008 sale of our investment in CoGenesys.
The charge for impaired investment of $1.3 million for the nine months ended September 30, 2009 was due to an other-than-temporary impairment on a corporate bond investment. We subsequently sold the investment.
Net Income (Loss). We recorded a net loss of $40.9 million, or $0.22 per basic and diluted share, for the three months ended September 30, 2010 compared to a net loss of $49.0 million, or $0.32 per basic share and diluted share, for the three months ended September 30, 2009. We recorded a net loss of $145.6 million, or $0.78 per basic and diluted share, for the nine months ended September 30, 2010 compared to net income of $15.4 million, or $0.11 per basic and diluted share, for the nine months ended September 30, 2009. The decreased net loss for the three months ended September 30, 2010 is primarily due to higher raxibacumab product sales and increased revenue recognized from the Novartis agreement for the three months ended September 30, 2010 versus 2009, partially offset by higher expenses from increased commercial readiness activities. The change from net income for the nine months ended September 30, 2009 to net loss for the nine months ended September 30, 2010 is primarily due to lower product sales and manufacturing and development services revenue in 2010 versus 2009 and the gain on extinguishment of debt in the first quarter of 2009, partially offset by increased revenue recognized from the Novartis agreement.
Liquidity and Capital Resources
We had working capital of $548.8 million and $616.6 million at September 30, 2010 and December 31, 2009, respectively. The decrease in our working capital for the nine months ended September 30, 2010 is primarily due to the use of working capital to fund our operations.
We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on new target development and the ongoing development of our active product candidates. We will also incur costs related to our pre-commercial launch activities. In the event our working capital needs exceed our available working capital, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. In 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period, which began in 2009. We expect to receive a total of approximately $152.0 million from this order as deliveries are completed, of which a cumulative total of $51.7 million has been recognized as revenue through the third quarter of 2010. We may also receive payments under collaboration agreements, to the extent milestones are met, which would further improve our working capital position. We continue to evaluate our working capital position on an ongoing basis.

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
Our clinical development expenses are dependent on the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of September 30, (2)
Product Candidate (1)	Indication	2010	2009

BENLYSTA	Systemic Lupus Erythematosus	Phase 3 (3)	Phase 3
BENLYSTA	Rheumatoid Arthritis	(4)	Phase 2 (4)
ZALBIN	Hepatitis C	(5)	Phase 3
Raxibacumab	Anthrax	(6)	(6)
HGS1029	Cancer	Phase 1 (7)	Phase 1 (7)
HGS-ETR1	Cancer	Phase 2	Phase 2
HGS-ETR2	Cancer	(8)	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug Application (“IND”) has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Results from two Phase 3 clinical trials reported; MAA and BLA filed in June 2010; BLA PDUFA target date of December 9, 2010.

(4)	Phase 2 trial completed; treatment IND ongoing.

(5)	Further development discontinued.

(6)	BLA filed in 2009; Complete Response Letter received from FDA; additional work ongoing.

(7)	IND filed in December 2007 with respect to HGS1029 (formerly AEG40826).

(8)	Ongoing Phase 1 trial by National Institutes of Health; further development not anticipated.
We identify our drug candidates by conducting numerous preclinical studies. We may conduct multiple clinical trials to cover a variety of indications for each drug candidate. Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates.
We are advancing a number of drug candidates, including antibodies and a small molecule, in part to diversify the risks associated with our research and development spending. In addition, our manufacturing plants have been designed to enable multi-product manufacturing capability.

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
Part of our business plan includes collaborating with others. For example, in 2006, we entered into a collaboration agreement with GSK with respect to BENLYSTA and received a payment of $24.0 million. We and GSK share Phase 3 and 4 development costs, and will share sales and marketing expenses and profits of any product that is commercialized in accordance with the collaboration agreement. We also entered into a collaboration agreement with Novartis in 2006. During the nine months ended September 30, 2010, we recorded approximately $50.0 million due from GSK and Novartis with respect to our cost sharing agreements as a reduction of research and development expenses. We recognize the up-front fees and milestones received from GSK and Novartis as revenue ratably over the estimated remaining development periods. Based on the decision in September 2010 to end further development of ZALBIN, all remaining deferred revenue related to the payments received from Novartis was recognized. Furthermore, we do not anticipate receiving any of the remaining $300.0 million in milestone payments from Novartis with respect to ZALBIN, but do not believe this will have a significant impact on our overall liquidity.
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
We have certain contractual obligations that may have a material future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets. Debt associated with the sale and accompanying leaseback of our LSM facility to BioMed in 2006 is recorded on our balance sheet as of September 30, 2010 and December 31, 2009. We have an option to purchase the Traville facility in 2016 for $303.0 million.
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
Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases is currently approximately $2.6 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which were renewed in December 2009. We are required to have restricted investments of approximately $34.3 million which serve as security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option through the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $36.0 million in 2010 to approximately $21.0 million in 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not currently have operations of a material nature that are subject to risks of foreign currency fluctuations. We do not use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government-sponsored enterprise securities, high-grade debt having at least an “A-” rating at time of purchase and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 11 months, decreases the risk of a material loss caused by a market change related to interest rates.
We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $9.6 million, or approximately 0.9% of their aggregate fair value of approximately $1.0 billion, at September 30, 2010. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of September 30, 2010. We believe that any interest rate change related to our investment securities held as of September 30, 2010 is not material to our consolidated financial statements. As of September 30, 2010, the yield on comparable one-year investments was approximately 0.2%, as compared to our current portfolio yield of approximately 1.7%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
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
Our facility leases for Traville and LSM require us to maintain minimum levels of restricted investments of approximately $39.8 million, or $39.5 million if in the form of cash, as collateral for these facilities. Together with the requirement to maintain approximately $34.3 million in restricted investments with respect to our small-scale manufacturing facility leases, our overall level of restricted investments is currently required to be approximately $74.1 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2010, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There are a number of risk factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below in addition to the other information in this Quarterly Report on Form 10-Q. You should carefully consider these risk factors in evaluating our business because these risk factors may have a significant impact on our business, financial condition and results of operations. The risks described below are not the only risks we may face. Additional risks and uncertainties not presently apparent to us, or risks that we currently consider immaterial, could also negatively affect our business, financial condition and results and operations.
RISKS RELATED TO OUR BUSINESS
Our near-term prospects are highly dependent on BENLYSTA®, our lead product candidate. If we fail to obtain FDA and/or EMEA approval for BENLYSTA or fail to successfully commercialize BENLYSTA, our results of operations and business will be materially and adversely affected and our stock price would likely decline.
Our most advanced product candidate is BENLYSTA. In July 2009, we reported the results from the first of our two Phase 3 clinical trials for BENLYSTA. In that trial BENLYSTA met its primary efficacy endpoint. In November 2009, we reported the 52-week results from the second of our two Phase 3 clinical trials for BENLYSTA. In that trial, BENLYSTA at a dose of 10 mg/kg also met its primary efficacy endpoint. Although the primary efficacy endpoint of the BLISS-76 trial was assessed after 52 weeks, we continued to collect additional data from this trial for an additional 24 weeks. In April 2010, we reported the results of the BLISS 76 trial for these additional weeks. At week 76 in the BLISS-76 trial, BENLYSTA plus standard of care showed higher response rates compared with placebo plus standard of care, but this difference was not statistically significant. We do not know what, if any, effect these 76-week results may have on our ability to obtain regulatory approval for BENLYSTA. We filed a Biologics License Application (“BLA”) for BENLYSTA in the United States in June 2010 for which the U.S. Food and Drug Administration (“FDA”) has assigned a Prescription Drug User Fee Act (“PDUFA”) target date of December 9, 2010. Also in June 2010, our collaboration partner GlaxoSmithKline (“GSK”) submitted a Marketing Authorization Application (“MAA”) for BENLYSTA with the European Medicines Agency (“EMEA”).
Despite our determination that the results from the two BENLYSTA trials were positive, FDA and EMEA approval of BENLYSTA depends, among other things, on regulatory authorities finding our manufacturing protocol and controls, composition of the product and the data from our completed Phase 3 clinical trials sufficient to support approval. We cannot offer any assurances or predict with any certainty that the FDA or EMEA will grant marketing approval for BENLYSTA. The FDA or EMEA may determine that our data, manufacturing staff, methods, facilities or raw materials are insufficient to warrant approval or that the results from our clinical trials do not support approval. Regulatory approvals, even if obtained, may be limited to specific indications or subject to other qualifications. Furthermore, even if we receive FDA or EMEA approval, we might not be successful in commercializing BENLYSTA. In addition, our collaboration partner GSK may determine that BENLYSTA does not warrant further development or commercialization and may terminate its collaboration agreement. Should any of these events occur, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.

If we are unable to commercialize the molecules we develop, we may not be able to recover our investment in our research, product development, manufacturing and marketing efforts.
We have invested significant time and resources to isolate and study genes and determine their functions. We devote substantial resources to developing proteins, antibodies and small molecules for the treatment of human disease. We are also devoting substantial resources to our own manufacturing capabilities, to support clinical testing, to supply raxibacumab to the U.S. Strategic National Stockpile (“SNS”) and for potential commercialization of our other products. We expect to devote substantial resources to establish and maintain a marketing capability for any of our products that are approved by the FDA. We have made and are continuing to make substantial expenditures in advance of commercializing any products. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. We cannot assure you that the tests and studies will yield products approved for marketing by the FDA in the United States or similar regulatory authorities in other countries, or that any such products will be profitable. We will incur substantial additional costs to continue these activities. If we are not successful in commercializing the molecules we develop, we may be unable to recover the large investment we have made in research, development, manufacturing and marketing efforts.
We may be unable to successfully establish commercial manufacturing capability and may be unable to obtain required quantities of our product candidates for commercial use.
We have not yet manufactured any products approved for commercial use and, except for raxibacumab, have limited experience in manufacturing materials suitable for commercial use. We have only limited experience manufacturing in a large-scale manufacturing facility built to increase our capacity for protein and antibody drug production. The FDA must license our facilities to determine compliance with current good manufacturing practices (“cGMP”) requirements for commercial production. We may not be able to successfully establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements. For example, we believe that we have sufficient manufacturing capacity to launch BENLYSTA, if it is approved by the FDA, and to supply commercial quantities of BENLYSTA for the first two or three years following launch. In June 2010, we entered into a manufacturing agreement with Lonza Sales AG (“Lonza”) pursuant to which Lonza will manufacture additional commercial quantities of BENLYSTA. However, this additional manufacturing capacity may not be available for 18 months or longer, if ever, due, in part, to the time required to obtain regulatory approvals for the manufacture of BENLYSTA in Lonza’s facility. If Lonza’s facility fails to obtain regulatory approval in a timely manner or at all, we may not be able to build or procure additional capacity in the required timeframe to meet demand, and our revenues may be limited from BENLYSTA if we are unable to do so successfully. If the demand for BENLYSTA exceeds our capacity to supply BENLYSTA to patients, our revenues from BENLYSTA also may be limited.
Currently each of our late-stage products, BENLYSTA and raxibacumab, is produced at a single manufacturing site. BENLYSTA is produced at our large-scale manufacturing facility in Rockville, Maryland and raxibacumab is produced in our small-scale manufacturing facility, which is also in Rockville, Maryland. Each of these facilities is the sole source for these products. We cannot guarantee that one or more of these manufacturing plants will not encounter problems, including but not limited to loss of power, equipment failure or viral or microbial contamination, which could impact our ability to deliver adequate supply of one or more of these products to the market. In addition, the filling, finishing and packaging for both BENLYSTA and raxibacumab are solely performed by a single third party manufacturer. We cannot guarantee that such third party manufacturer will not encounter problems that may impact our ability to deliver our products to patients or customers.
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

In addition, the FDA and other regulatory authorities will inspect on a regular basis our manufacturing facilities and our current and future third-party manufacturers’ facilities for compliance with cGMPs. If the regulatory agencies were to require one of our manufacturing facilities or our third-party manufacturers’ facilities to cease or limit production, our business could be adversely affected, in part because regulatory approval to manufacture a drug is generally site-specific. Delay and cost in obtaining regulatory approval to manufacture at a different facility also could have a material adverse effect on our business, financial condition and results of operations. In addition, if we or our third-party manufacturers fail to comply with applicable continuing regulatory requirements, our business could be seriously harmed because a regulatory agency may: issue warning letters; suspend or withdraw our regulatory approval for approved or in-market products; seize or detain products or recommend a product recall; refuse to approve pending applications or supplements to approved applications filed by us; suspend any of our ongoing clinical trials; impose restrictions or obligations on our operations, including costly new manufacturing requirements; close our facilities or those of our contract manufacturers; or impose civil or criminal penalties. Under certain circumstances, regulatory agencies also have the authority to revoke previously granted drug approvals. If we or our third-party manufacturers were deemed to be deficient regarding regulatory compliance in any significant way, it could have a material adverse effect on our business, financial condition and results of operations.
Because we currently have only a limited marketing capability and in light of various factors, we may be unable to price or sell any of our products effectively.
We do not have any marketed products, although we have sold raxibacumab to the U.S. Government. If we receive approval for products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. GSK and others have co-commercialization rights with respect to certain of our products. If we decide to market any products, either independently or together with partners, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. In building a sales force in anticipation of the approval and commercial launch of BENLYSTA, we may be unable to retain an adequate number of qualified sales representatives and may encounter difficulties in retaining third parties to provide sales, marketing or distribution resources. Ultimately, we and our partners may not be successful in marketing our products.
In addition, we can provide no assurance as to the price at which we may be able to sell any of our products, or that we will be able to price any of our products at a level that is consistent with other similar products. The prices for our products may be affected by various factors that could adversely affect our sales and profit margins, including economic analyses of the burden of the applicable disease, the perceived value of the product and third party reimbursement policies.
Changes in the health care system or reimbursement policies may result in a decline in our potential sales and a reduction in our expected revenue from our potential products.
The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, the United States has recently enacted legislation establishing a regulatory pathway for follow-on biologics, which could affect the prices and sales of our products in the future. Recently enacted United States legislation also instituted significant changes to the United States healthcare system. This legislation, including implementing rules and regulations, could have a material adverse effect on our business, financial condition and profitability. Moreover, we cannot predict whether additional legislative or regulatory proposals may be adopted in the future. In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. Our ability to successfully commercialize our products and product candidates and the demand for our products depend, in part, on the extent to which reimbursement is available from such third-party payors.

Uncertainty exists about the reimbursement status of newly approved biopharmaceutical products. Any reimbursement granted may not be maintained, or limits on reimbursement available from third parties may reduce the demand for, or negatively affect the price and profitability of, those products, which would likely have a material adverse effect on our business, financial condition and results of operations.
Healthcare providers and third-party payors use coding systems to identify diagnoses, procedures, services, and treatments. Proper coding is an integral component to receiving appropriate reimbursement for the administration of BENLYSTA and related services. Most payors recognize the Healthcare Common Procedure Coding System (“HCPCS”) Level II national codes to identify and report drugs and the American Medical Association Current Procedural Terminology, or CPT, codes to report professional services (including drug administration). As a new drug, BENLYSTA has not been assigned a permanent, unique HCPCS code and there is a lack of clarity as to the appropriate CPT Code that should be used for its administration. We intend to apply for a permanent HCPCS code and obtain guidance from The Centers for Medicare & Medicaid Services (“CMS”) regarding CPT Code usage. Until a permanent HCPCS code is assigned for BENLYSTA, physicians may bill using an unclassified (miscellaneous) code. Use of miscellaneous codes typically causes claims processing delays and may lead to lower payments to physicians or other providers.
Under Medicare Part B, reimbursement for BENLYSTA is currently computed based on the manufacturer’s Average Sales Price (“ASP”). The Patient Protection and Affordable Care Act (“PPACA”) made changes to the statutory definition of ASP and CMS is in the process of interpreting and implementing those changes, which could result in lower payments for physician-administered drugs. If government and other third-party payors do not provide adequate coverage and reimbursement levels for BENLYSTA, its market acceptance may be adversely affected.
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
If our products are approved and marketed, we may also face risks to our profitability and financial condition from generic drug or biosimilar manufacturers.
The United States has recently enacted legislation establishing a regulatory pathway for follow-on biologics, also known as biosimilars, and similar regulatory and legislative activity in other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to BENLYSTA and raxibacumab which might affect the profitability or commercial viability of our products. An accelerated route to market for generic versions of small molecule drugs was established in the United States with the passage of the Hatch-Waxman Amendments in 1984, which also provides five years of exclusivity for small molecule drugs with additional exclusivity under certain circumstances. The passage of the Biologics Price Competition and Innovation Act (“BPCIA”) in March 2010 established a similar pathway for FDA approval of follow-on biologics that provides twelve years of exclusivity for reference biologics and an additional six month exclusivity period if certain pediatric studies are conducted. In Europe, the European Medicines Agency has issued guidelines for approving products through an abbreviated pathway under which more than ten biosimilars have been approved. European legislation provides ten years of exclusivity for reference drugs, including biologics, and an additional one year exclusivity period for obtaining marketing approval for certain additional indications. If a generic or biosimilar version of one of our potential products were approved, it could have a negative effect on sales and gross profits of the potential product and our financial condition.

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
Because we are currently a late-stage development company, we cannot be certain that we can develop our business or achieve profitability.
We expect to continue to incur losses and we cannot assure you that we will ever become profitable on a sustainable basis. Even if regulatory approval is obtained for the commercial sale of a product, it could take considerable time following approval, if ever, before we are likely to receive continuing revenue from product sales or substantial royalty payments. We will continue to incur substantial expenses relating to research, development and manufacturing efforts and human studies. Depending on the stage of development, our products may require significant further research, development, testing and regulatory approvals. We may not be able to develop products that will be commercially successful or that will generate revenue in excess of the cost of development.
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
Our ability to discover and develop new products will depend on our internal research capabilities and our ability to acquire products. Our internal research capability was reduced when we completed the spin-off of CoGenesys. Although we continue to conduct research and development activities on products and have increased our activities, our limited resources for new products may not be sufficient to discover and develop new drug candidates.

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

To date, data obtained from our clinical trials may not be sufficient to support an application for regulatory approval without further studies. Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. For example, we have submitted BLAs to the FDA for raxibacumab, ZALBINTM and BENLYSTA, but the studies we have conducted to date may not be sufficient to obtain FDA approval. In November 2009, we received a Complete Response Letter from the FDA related to our BLA for raxibacumab. In this letter, the FDA determined that it cannot approve the BLA in its present form and requested additional studies and data that would be needed prior to the FDA making a decision as to whether or not to approve the raxibacumab BLA. We may not be able to complete the requested studies or to generate the required data in a timely manner, if at all. If we do not complete the additional studies and generate the additional data within the time required by the FDA, we may be required to withdraw our existing BLA and resubmit our BLA after completion of such studies. This will start a new review cycle. Even if we can complete such studies and generate such data, the studies and data may not be sufficient for FDA approval. In addition, based on the results of a human study for a particular product candidate, regulatory authorities may not permit us to undertake any additional clinical trials for that product candidate. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. For example, ZALBIN has been in development for many years. We and our collaboration partner Novartis recently decided to end further development of ZALBIN in anticipation of a Complete Response Letter from the FDA, in which we expected the FDA to conclude that our existing ZALBIN data would not support approval of our BLA.
The development program for BENLYSTA involved two large-scale, multi-center Phase 3 clinical trials and was more expensive than our Phase 1 and Phase 2 clinical trials. In July 2009, we reported the results from the first of our two Phase 3 clinical trials for BENLYSTA. In that trial, BENLYSTA met its primary efficacy endpoint. In November, 2009, we reported the 52 week data from the second Phase 3 clinical trial for BENLYSTA. In that trial, BENLYSTA at a dose of 10 mg/kg also met its primary efficacy endpoint. Although the primary efficacy endpoint of the BLISS-76 study was assessed after 52 weeks, we continued to collect additional data from this trial for an additional 24 weeks. In April 2010, we reported the results of the BLISS 76 trial for these additional weeks. At week 76 in the BLISS-76 trial, BENLYSTA plus standard of care showed higher response rates compared with placebo plus standard of care, but this difference was not statistically significant. We do not know what, if any, effect these 76-week results may have on our ability to obtain regulatory approval for BENLYSTA. In June 2010, we filed a BLA in the United States and our collaboration partner GSK submitted a Marketing Authorization Application with the European Medicines Agency. The FDA has assigned a PDUFA target date of December 9, 2010. We may not be able to obtain FDA, EMEA or other regulatory approval of BENLYSTA. Even if FDA, EMEA or other regulatory approval is obtained, it may include limitations on the indicated uses for which BENLYSTA may be marketed.
We face risks in connection with our raxibacumab product in addition to risks generally associated with drug development.
The development of raxibacumab, a human monoclonal antibody developed for use in the treatment of anthrax disease, presents risks beyond those associated with the development of our other products. Numerous other companies and governmental agencies are known to be developing biodefense pharmaceuticals and related products to combat anthrax disease. These competitors may have financial or other resources greater than ours, they may have easier or preferred access to the likely distribution channels for biodefense products or they may develop products judged to have greater efficacy for biodefense. In addition, since the primary purchaser of biodefense products is the U.S. Government and its agencies, the success of raxibacumab will depend on government spending policies and pricing restrictions. The funding of government biodefense programs is dependent, in part, on budgetary constraints, political considerations and military developments. In the case of the U.S. Government, executive or legislative action could attempt to impose production and pricing requirements on us.

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
Although we have active BLAs for two of our product candidates (raxibacumab and BENLYSTA), we cannot assure you that these products will receive marketing approval. It is possible that we will not receive FDA marketing approval for any of our products. All products being developed by our collaboration partners will also require additional research and development, preclinical studies and extensive clinical trials and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaboration partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaboration partners may need to successfully address a number of technical challenges in order to complete development of our products. Moreover, these products may not be effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude obtaining regulatory approval or prevent or limit commercial use.
RISK FROM COLLABORATION RELATIONSHIPS AND STRATEGIC ACQUISITIONS
Our plan to use collaborations to leverage our capabilities may not be successful if we are unable to integrate our partners’ capabilities with our operations or if our partners’ capabilities do not meet our expectations.
As part of our strategy, we intend to continue to evaluate strategic partnership opportunities. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Our current agreements that grant us access to such technology may expire and may not be renewable or could be terminated if we or our partners do not meet our obligations. These agreements are subject to differing interpretations and we and our partners may not agree on the appropriate interpretation of specific requirements. In addition, our partners, among other things, may prove difficult to work with, less skilled than we originally expected or unable to satisfy their financial commitments to us. Past collaborative successes are no assurance of potential future success.

Our efforts to acquire other biotechnology companies or in-license and develop additional product candidates may not be successful, which could have a material adverse effect on our business, financial condition and results of operations.
Our long-term strategy includes the acquisition of other biotechnology companies or in-license of additional product candidates to complement and supplement our existing product pipeline. We are actively seeking to acquire such companies and to in-license additional product candidates that have demonstrated positive pre-clinical and/or clinical data. We have certain criteria that we are looking for in any acquisition or in-license and we may not be successful in identifying, effectively evaluating, acquiring or in-licensing, and developing additional product candidates, or on acceptable terms. In addition, product in-licensing involves inherent risks, including uncertainties due to matters that may affect the successful development or commercialization of the in-licensed product as well as the possibility of contractual disagreements with regard to terms such as patent rights, license scope or termination rights. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to an opportunity that may not result in a successfully developed, or commercialized, product. Moreover, the cost of acquiring other companies or in-licensing product candidates could be substantial and in order to acquire companies or new products we may need to raise additional financing, which may dilute existing stockholders. If we are unsuccessful in our efforts to acquire other companies or in-license and develop additional product candidates, it could have a material adverse effect on the growth of our business.
In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biotechnology industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration may be increased by any need to coordinate geographically separated organizations and address differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources, which may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, the integration and retention of key personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.
We reacquired rights to HGS-ETR1 from GSK, as well as all GSK rights to other TRAIL Receptor antibodies. We may be unsuccessful in developing and commercializing products from these antibodies without a collaborative partner.
As part of our September 1996 agreement with GSK, we granted a 50/50 co-development and co-commercialization option to GSK for certain human therapeutic products that successfully completed Phase 2a clinical trials. In August 2005, we announced that GSK had exercised its option to develop and commercialize HGS-ETR1 (mapatumumab) jointly with us. In April 2008, we announced that we had reacquired all rights to our TRAIL receptor antibodies (including rights to HGS-ETR1 and HGS-ETR2) from GSK, in return for a reduction in royalties due to us if Syncria®, a GSK product for which we would be owed royalties, is commercialized. We also announced that our agreement with the pharmaceutical division of Kirin Brewery Company, Ltd. for joint development of antibodies to TRAIL receptor 2 had been terminated. Takeda Pharmaceutical Company, Ltd. has the right to develop HGS-ETR1 in Japan. As a result of these actions, we have assumed full responsibility for the development and commercialization of products based on these antibodies, except for HGS-ETR1 in Japan. We have ongoing development programs related to HGS-ETR1 (mapatumumab), but do not anticipate further development of HGS-ETR2. We may be unsuccessful in developing or commercializing HGS-ETR1.
Our ability to receive revenues from the assets licensed in connection with our CoGenesys transaction will depend on Teva Bio’s ability to develop and commercialize those assets.
We will depend on Teva Bio to develop and commercialize the assets licensed as part of our 2006 spin-off of CoGenesys. If Teva Bio is not successful in its efforts, we will not receive any revenue from the development of these assets. In addition, our relationship with Teva Bio will be subject to the risks and uncertainties inherent in our other collaborations.

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
In June 2010 we filed a BLA with the FDA for BENLYSTA. The FDA granted a priority review designation to BENLYSTA and assigned a PDUFA target date of December 9, 2010. Even with the grant of priority review, the FDA may not act on our BLA in a timely manner. The FDA may determine that our BLA is insufficient to support marketing approval or may deny our BLA, either of which would materially adversely affect our results of operations and business.
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
Foreign Regulation. We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be rigorous, costly and uncertain. In June 2010, our collaboration partner GSK submitted an MAA for BENLYSTA with the European Medicines Agency.
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
Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be subject to challenge, if they do issue. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets outside the United States, such as Europe and Japan. For example, a recent U.S. district court decision involving Myriad Genetics expressed concerns regarding the patentability of isolated human genes and gene-based diagnostic methods. In addition, the United States Congress is considering significant changes to U.S. intellectual property laws which could affect the extent and scope of existing protections for biotechnology products and processes. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of litigation and administrative proceedings relating to the scope of protection of our patents and those of others in the United States and the rest of the world.
We have been involved in a number of interference proceedings brought by the United States Patent and Trademark Office (“PTO”) and may be involved in additional interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S.
We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings, and may be involved in other such proceedings in the future. For example, we are involved in European opposition proceedings regarding an issued patent of Biogen Idec that HGS and GSK have licensed. In this opposition, the European Patent Office (“EPO”) found Biogen Idec’s claims to a method of treating autoimmune diseases using an antibody to BLyS (such as BENLYSTA), to be valid. Merck Serono SA has appealed this decision to an EPO Technical Board of Appeal; a hearing is expected in late 2011. We are also involved in a revocation proceeding brought by Eli Lilly and Company with respect to our United Kingdom (“UK”) patent related to BLyS compositions, including antibodies. Although an EPO Technical Board of Appeal held that the corresponding European patent was valid, the UK Court of Appeal disagreed and upheld a lower UK court’s ruling that the UK patent was invalid. The UK Supreme Court granted HGS permission to appeal this decision; the appeal is expected to be heard in July 2011.
In addition, Genentech, Inc. opposed our European patent related to products based on TRAIL Receptor 1 (such as HGS-ETR1). On October 5, 2010, the Opposition Division of the EPO upheld our patent.
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
Our trademarks, including BENLYSTA, are important to us and are generally covered by trademark applications or registrations in the United States and in other countries. Trademark protection varies in accordance with local law, and continues in some countries for as long as the mark is used and in other countries for as long as the mark is registered. Trademark registrations are generally for fixed but renewable terms.
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
As of September 30, 2010, we had convertible subordinated debt of $366.9 million ($403.8 million on a face value basis) and a long-term lease financing for our large-scale manufacturing facility of $250.1 million on our balance sheet. During the nine months ended September 30, 2010 we made cash interest payments on our convertible subordinated debt of $6.9 million. During the nine months ended September 30, 2010 we made cash payments on our long-term lease financing of $18.3 million. In addition, we have operating leases, primarily our long-term operating lease for our headquarters, for which we made cash payments of $15.7 million during the nine months ended September 30, 2010. Our substantial debt and long-term lease obligations will have several important consequences for our future operations. For instance:
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
As of September 30, 2010, we had $403.8 million in face value of convertible subordinated debt outstanding, with $197.1 million and $206.7 million due in 2011 and 2012, respectively. Those notes are convertible into our common stock at conversion prices of approximately $15.55 and $17.78 per share, respectively. If our stock price does not exceed the applicable conversion price of those notes, upon maturity, we may need to pay the note holders in cash or restructure some or all of the debt. Our recent stock price has been above the conversion price and we currently have sufficient unrestricted cash should note holders seek cash payment upon maturity. However, since it may be one or more years, if ever, before we are likely to generate significant positive cash flow from operations, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay our debt upon maturity.
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

We have only a limited amount of insurance that protects us only from certain business risks, which could leave us exposed to significant, uninsured liabilities.
We do not carry insurance for all categories of risk that our business may encounter. We currently maintain general liability, property, auto, workers’ compensation, product liability, fiduciary and directors’ and officers’ insurance policies. Potential risks and liabilities may not be covered by our insurance policies, insurers may dispute coverage, or the amount of insurance may not be enough to cover claims and liabilities. We may be unable to maintain existing insurance, obtain new coverage, or increase limits in the future, and may be unable to do so on favorable terms. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.
We may be subject to product liability or other litigation, which could result in an inefficient allocation of our critical resources, delay the implementation of our business strategy, affect our reputation and, if successful, materially and adversely harm our business and financial condition.
We face an inherent risk of product liability claims in the event that the use of our products caused, or is alleged to have caused, adverse side effects (including death) or drug interactions. It may be that we will not understand these risks until the drug has been administered to patients for some time. We may be subject to product liability claims that can be costly to defend and may result in large judgments or settlements against us. Any insurance we obtain may not provide adequate coverage against any such asserted claims and we may therefore be exposed to significant litigation costs and liabilities, which could exceed our total assets and our ability to pay. In addition, negative publicity associated with any claims, regardless of their merit, may decrease the future demand for our products.
We may from time to time become involved in various lawsuits and legal proceedings which arise in the ordinary course of our business. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may materially adversely impact our business, operating results and financial condition.
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
Many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have, and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs. We also expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the field of biologic technologies, and they are increasingly aware of the commercial value of their findings. As a result, they are demanding greater patent and other proprietary rights, as well as licensing and future royalty revenues.

Our competitors may develop and market products that are less expensive, more effective, safer, easier to administer or reach the market sooner, which may diminish or eliminate the commercial success of any products we may commercialize.
The development and commercialization of new biopharmaceutical products is highly competitive and subject to rapid technological advances. We will face competition with respect to all products we may develop or commercialize in the future from pharmaceutical and biotechnology companies worldwide. Many of our competitors have significantly greater research and development, financial, sales and marketing, manufacturing, regulatory and other resources than we do. As a result, our competitors may succeed in developing their products before we do and obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do. They may be able to devote greater resources to the development, manufacture, marketing and sale of their products, initiate or withstand substantial price competition or otherwise more successfully market their products. These competing products or technologies might render our technology or product candidates under development noncompetitive, uneconomical or obsolete.
Key factors affecting the success of any approved product include its efficacy, safety profile, drug interactions, method and frequency of administration, pricing, reimbursement and level of promotional activity relative to those of competing products. Competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. The introduction of more efficacious, safer, cheaper, or more convenient alternatives to our products could reduce our revenues and the value of our product development efforts.
We are aware of existing products and products in research or development by our competitors that address the diseases we are targeting. Any of these products may compete with our product candidates. For example, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same types of indications that we are targeting with BENLYSTA, and some of these competitors’ products have entered clinical trials.
If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be successful. Any reduction in demand for our products as a result of a competing product could lead to a decrease in prices, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share for our products. These competitive pressures could adversely affect our business and operating results.
If any product candidate for which we receive regulatory approval does not achieve broad market acceptance (including as a result of failing to differentiate our products from competitor products or as a result of failing to obtain reimbursement rates for our products that are competitive from the healthcare provider’s perspective), the revenues we generate from sales will be limited and our business may not be profitable.
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
Our success is dependent on our continued ability to attract and retain key personnel. If we lose or are unable to attract key management or other personnel, it could have a material adverse effect on our business, financial condition and results of operations.
Much of our progress to date has resulted from the particular scientific, technical and management skills of personnel available to us. Competition for qualified employees is intense among pharmaceutical and biotechnology companies. The loss of key employees, or an inability to attract, retain and motivate additional highly skilled employees could materially adversely affect the implementation of our business strategy, delay the commercialization of our products or prevent us from becoming profitable.
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

Because we depend on third parties to conduct many of our clinical trials, we may encounter delays in or lose some control over our efforts to develop products.
We are dependent on third-party research organizations to enroll qualified patients and conduct, supervise and monitor many of our clinical trials. Our reliance on these service providers for clinical development activities reduces our control over these activities. At the same time, our reliance on these service providers does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practice regulations and the plan and protocols contained in the relevant regulatory application. In addition, these organizations may not complete activities on schedule, or may not conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our trial design. If we are unable to obtain any necessary services on acceptable terms or if these service providers do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or prevented.
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
Because our stock price has been and will likely continue to be highly volatile, the market price of our common stock may be lower or more volatile than you expected.
Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. During the preceding twelve months, the closing price of our common stock has been as low as $17.96 per share and as high as $33.30 per share. The market price of our common stock could fluctuate widely because of:
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
Sales of substantial amounts of shares of our common stock or securities convertible into or exchangeable for our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and may continue to use our common stock or securities convertible into or exchangeable for our common stock to acquire technology, product rights or businesses, or for other purposes. Our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2010, we had 188,740,399 shares of common stock outstanding, including an aggregate of 44,522,250 shares issued in public offerings in 2009. In addition, an aggregate of approximately 24,302,742 shares of our common stock are issuable upon conversion of our outstanding 2011 Notes and outstanding 2012 Notes at an applicable conversion price of $15.55 and $17.78 per share, respectively; 24,278,082 shares of our common stock are issuable upon the exercise of options outstanding as of September 30, 2010, having a weighted-average exercise price of $15.41 per share, including 4,751,736 stock options granted during the nine months ended September 30, 2010 with a weighted-average grant date fair value of $17.59 per share; and 204,605 shares of our common stock are issuable upon the vesting of restricted stock unit awards outstanding as of September 30, 2010. If we issue additional equity securities, including in exchange for our outstanding convertible debt, the price of our common stock may be materially and adversely affected and the holdings of our existing stockholders would be diluted. The issuance and sale of shares issuable upon conversion of our outstanding convertible debt securities and options or the sale of additional equity or equity-linked securities could materially and adversely affect the price of our common stock.
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

•	limit who may call special meetings of stockholders; and
•	establish advance notice requirements for nomination of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholders’ meetings.

Item 6. Exhibits

3.1	*	Amended and Restated By-laws (Filed as Exhibit 3 to the Registrant’s Form 8-K filed October 6, 2010)

12.1		Ratio of Earnings to Fixed Charges.

31.1		Rule 13a-14(a) Certification of Principal Executive Officer.

31.2		Rule 13a-14(a) Certification of Principal Financial Officer.

32.1		Section 1350 Certification of Principal Executive Officer.

32.2		Section 1350 Certification of Principal Financial Officer.

99.1		Human Genome Sciences, Inc. Employee Stock Purchase Plan (as amended and restated effective as of January 1, 2011)

*	Incorporated by reference.

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
David P. Southwell
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)
Dated: October 27, 2010

EXHIBIT INDEX

Exhibit Page Number

3.1	*	Amended and Restated By-laws (Filed as Exhibit 3 to the Registrant’s Form 8-K filed October 6, 2010)

12.1		Ratio of Earnings to Fixed Charges.

31.1		Rule 13a-14(a) Certification of Principal Executive Officer.

31.2		Rule 13a-14(a) Certification of Principal Financial Officer.

32.1		Section 1350 Certification of Principal Executive Officer.

32.2		Section 1350 Certification of Principal Financial Officer.

99.1		Human Genome Sciences, Inc. Employee Stock Purchase Plan (as amended and restated effective as of January 1, 2011)

* Incorporated by reference.