Form 10-K
period 2010-12-31
HUMAN GENOME SCIENCES INC
filed 2011-02-24
CIK 901219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the registrant’s common stock outstanding on January 31, 2011 was 189,007,876. As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $3,386,315,952.*

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.’s definitive proxy statement for the 2011 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

*	Excludes 38,706,406 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at June 30, 2010. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

ITEM 1.	BUSINESS

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

Overview

Human Genome Sciences, Inc. (“HGS”, the “Company”, “we”, “our” and “us”) is a biopharmaceutical company that exists to place new therapies into the hands of those battling serious disease. Our lead products in development are BENLYSTA® (belimumab) for systemic lupus erythematosus (“SLE”) and raxibacumab for inhalation anthrax.

BENLYSTA continues to progress toward commercialization. On November 16, 2010, the U.S. Food and Drug Administration (“FDA”) Arthritis Advisory Committee voted 13-2 to recommend that the FDA approve BENLYSTA for the treatment of autoantibody-positive patients with active SLE who are receiving standard therapy. The Advisory Committee provides non-binding recommendations for consideration by the FDA, which then makes the final decision on approval. In December 2010, the FDA extended the Prescription Drug User Fee Act (“PDUFA”) target date for its priority review of BENLYSTA from December 9, 2010 to March 10, 2011.

In June 2010, GlaxoSmithKline (“GSK”), our partner in the co-development and commercialization of BENLYSTA, submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for approval to market BENLYSTA in Europe. We expect to have the EMA decision in the second half of 2011. GSK has also submitted regulatory applications in Canada, Australia, Switzerland, Russia, Brazil and The Philippines. Regulatory submissions in other countries are planned in 2011.

In preparation for the anticipated launch and commercialization of BENLYSTA, we have hired and trained a specialized commercial team including sales, marketing and medical affairs. We are also building our own HGS commercial team to work alongside GSK in Europe. We believe we have produced sufficient BENLYSTA inventory to meet the anticipated global market need for at least one year, and are increasing our capacity to meet long-term demand.

We continue to deliver raxibacumab to the U.S. Strategic National Stockpile (“SNS”) for emergency use in treating inhalation anthrax. In 2009, we completed the delivery of 20,001 doses of raxibacumab to the SNS under an initial order and as a result recognized $162.5 million in product sales and manufacturing and development services revenue. In July 2009, the U.S. Government (“USG”) exercised its option to purchase 45,000 additional doses of raxibacumab, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed, $64.9 million of which has been recognized as revenue through December 31, 2010. In May 2009, we submitted a Biologics License Application (“BLA”) to the FDA for raxibacumab for the treatment of inhalation anthrax. We received a Complete Response Letter in November 2009, and we will continue to work closely with the FDA to obtain approval. HGS will receive approximately $20.0 million from the USG upon FDA licensure of raxibacumab.

In addition to these products in our internal pipeline, we have substantial financial rights to two novel drugs that GSK has advanced to late-stage development. The first of these is darapladib, which was discovered by GSK using HGS technology. In two pivotal Phase 3 trials, GSK is currently evaluating whether darapladib can reduce the risk of adverse cardiovascular events such as heart attack or stroke in patients with chronic coronary heart disease and acute coronary syndrome, respectively. With a planned enrollment of more than 27,000 patients in the two trials, the Phase 3 clinical program for darapladib is among the largest ever conducted to evaluate the safety and efficacy of any cardiovascular medication. The second is albiglutide. GSK has eight Phase 3 trials in progress to evaluate the long-term efficacy, safety and tolerability of albiglutide as monotherapy and add-on therapy for patients with type 2 diabetes mellitus. Albiglutide was created by HGS using its proprietary albumin-fusion technology, and the product was licensed to GSK in 2004.

We are also working to expand and advance our mid- and early-stage pipeline beyond potential additional indications for BENLYSTA, with a primary focus on immunology and oncology. We continue to develop our oncology portfolio around our expertise in the apoptosis, or programmed cell death, pathway and we plan to initiate Phase 2 development of our human monoclonal antibody to the CCR5 receptor for the treatment of ulcerative colitis.

Strategic partnerships are an important driver of our commercial success. We have a co-development and commercialization agreement with GSK for BENLYSTA and raxibacumab is being developed under a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”), U.S. Department of Health and Human Services (“HHS”). Our strategic partnerships with leading pharmaceutical and biotechnology companies allow us to leverage our strengths and gain access to sales and marketing infrastructure, as well as complementary technologies. Some of these partnerships provide us with licensing or other fees, clinical development cost-sharing, milestone payments and rights to royalty payments as products are developed and commercialized. In some cases, we are entitled to certain commercialization, co-promotion, revenue-sharing and other product rights.

As of December 31, 2010, we had $933.4 million in cash and investments. With a strong cash position, a management team experienced in bringing products to market, an experienced drug development organization and significant capabilities in biologicals manufacturing, we believe HGS has the resources and capabilities necessary to achieve near-term commercial success while sustaining a viable pipeline that supports the long-term growth of the Company.

We are a Delaware corporation established in 1992, headquartered at 14200 Shady Grove Road, Rockville, Maryland, 20850-7464. Our telephone number is (301) 309-8504. Our website address is www.hgsi.com. Information contained on our website is not a part of, and is not incorporated into, this annual report on Form 10-K. Our filings with the SEC are available without charge on our website as soon as reasonably practicable after filing. HGS, Human Genome Sciences, BENLYSTA, and ZALBIN are trademarks of Human Genome Sciences, Inc. Other trademarks referenced are the property of their respective owners.

Strategy

Over the last few years, we have made strategic decisions that have transformed HGS on multiple levels and contributed to our progress toward becoming a fully commercial biopharmaceutical company capable of generating sustainable revenues and sustainable growth into the future. Key strategies to help us achieve this goal include:

Execute the successful launch and commercialization of BENLYSTA assuming regulatory approval.

Over the last year, we have taken steps to prepare for the approval and successful launch of BENLYSTA. We have hired and trained a specialized commercial team, including sales, marketing and medical affairs, that understands how to communicate effectively with rheumatologists and other stakeholders. The combined HGS and GSK team, including a U.S. sales force of approximately 150, will work closely together following approval to communicate effectively and appropriately with rheumatologists and other stakeholders and work to ensure that appropriate patients with systemic lupus who need BENLYSTA will have access to it. HGS and GSK also plan to support physicians and patients with reimbursement and access programs.

Under the terms of the 2006 co-development and co-commercialization agreement with GSK, and assuming regulatory approval, HGS will have responsibility for the global supply of BENLYSTA. We believe we have produced sufficient BENLYSTA inventory to meet anticipated global market needs for at least one year, and we believe our large-scale manufacturing facility has sufficient capacity to provide worldwide supply for the first two to three years following launch. However, HGS and GSK also anticipate that additional capacity will be required. In July 2010, HGS announced an agreement with Lonza that will provide for the future manufacture of BENLYSTA, eventually tripling capacity with production starting in 2012.

Make BENLYSTA globally available so patients with need will have access.

HGS and GSK expect a decision on the European approval of BENLYSTA in the second half of 2011. GSK has also submitted regulatory applications in Canada, Australia, Switzerland, Russia, Brazil and The Philippines. Regulatory submissions in other countries are planned in 2011. HGS is building its own commercialization team to work alongside GSK in Europe, with HGS headquarters in Switzerland and local organizations in Germany, France and Spain. Elsewhere, GSK will lead local implementation, with HGS sharing costs and profits equally with GSK.

Work to achieve the full therapeutic and commercial potential of BENLYSTA by developing it for other B-cell mediated diseases.

Where patients with B-cell mediated autoimmune or other diseases need new treatment options and we have scientific evidence supporting the therapeutic potential and commercial viability, we are committed to continuing the development of BENLYSTA. In 2011, we are considering initiating Phase 2 trials of BENLYSTA in vasculitis and post-renal transplant. We also plan to initiate a Phase 3 trial of BENLYSTA in a subcutaneous formulation that may improve convenience for some patients. In addition, a number of exploratory studies are currently planned in Sjögren’s syndrome, Waldenstrom’s disease, pre-transplant, idiopathic thrombocytopenic purpura (ITP) and others.

Find and develop new therapies for our late-stage pipeline.

We will pursue external opportunities to acquire high-potential innovative products, with a priority given to products that have the potential to be first-in-class or best-in class, and address large markets or markets on the verge of escalating growth. We will maintain our primary therapeutic focus on oncology and immunology — indications in which we have special expertise and which can be commercialized with small specialty sales forces. We will be open to both biologics and small molecule opportunities. We also look forward to GSK’s continuing progress with late-stage products to which we have substantial financial rights, such as darapladib for cardiovascular disease.

Continue to build a robust mid-and early-stage pipeline.

Strength in our pipeline is important to our long-term future growth. In 2011, we plan to initiate Phase 2 trials of BENLYSTA in additional indications, and our CCR5 monoclonal antibody in ulcerative colitis. In addition, we plan to begin randomization for our Phase 2 trial of mapatumumab in hepatocellular cancer. All of these products are investigational and were developed based on HGS discoveries. We also plan to initiate Phase 1b combination trials of our in-licensed small-molecule oncology drug, HGS1029. We are expanding our new targets program to increase the number of new Investigational New Drugs per year, and have multiple research collaborations ongoing to complement our internal efforts.

Remain strategically opportunistic and vigilant.

Strategically appropriate partnerships and collaborations will continue to play an important role in our future. We will continue our partnership with GSK as we explore the full potential of BENLYSTA. As we bring more products forward in the future that address large and international markets, other partnerships with leading companies may allow us to bring new therapies more quickly to patients who need them on a global basis. We will also pursue strategic acquisitions and collaborations to expand our portfolio of new drug candidates, provide access to complementary technologies, or reduce the cost and speed the early development of HGS-discovered targets.

Capitalize on our intellectual property portfolio.

We pursue patents to protect our intellectual property and have developed a significant intellectual property portfolio, with hundreds of issued patents covering genes, proteins, antibodies and proprietary technologies.

We have also filed U.S. patent applications covering many additional discoveries and inventions. We will seek opportunities to monetize intellectual property assets that we do not plan to develop internally.

Build upon our core competencies in manufacturing and process development.

Our world-class manufacturing and process development capabilities represent a strategic advantage and allow us to control quality while maintaining flexibility.

Maintain a strong financial position.

A strong cash position is essential to our ability to commercialize new approved drugs, advance promising late-stage investigational therapies through large and expensive Phase 3 trials, and continue to invest in our earlier-stage pipeline. We view a strong financial position as a strategic imperative. Maintaining it requires sound financial controls and the ability to raise funds on the public or private markets. It also requires a willingness to advance creative approaches such as our manufacturing alliance program, through which we have capitalized on our process development and manufacturing capability to generate revenues — or raxibacumab, which is sold to one customer, the U.S. Government, and generates approximately $50.0 million a year of what amounts to non-dilutive financing.

Products

HGS has two late stage products: BENLYSTA for systemic lupus and raxibacumab for inhalation anthrax. We also have financial rights to certain products in the GSK clinical pipeline. GSK has advanced two of these products to Phase 3 clinical trials: darapladib for cardiovascular disease and albiglutide for type 2 diabetes mellitus. In addition, we have a portfolio of novel drugs in earlier stages of development, led by our TRAIL receptor antibody mapatumumab, which is in mid-stage development for cancer.

Clinical Programs

Late-Stage Products

BENLYSTA for systemic lupus has the potential to receive regulatory approval in the United States in March 2011 and in Europe in the second half of 2011. No new drug for lupus has been approved by regulatory authorities in more than 50 years. Raxibacumab for inhalation anthrax continues to generate revenue under our contract with the U.S. Government as we complete deliveries to the Strategic National Stockpile, and we continue to work closely with the FDA to achieve licensure.

BENLYSTA (belimumab)

BENLYSTA is a human monoclonal antibody and the first in a new class of drugs called BLYS-specific inhibitors. BENLYSTA inhibits the biological activity of a naturally occurring protein known as B-lymphocyte stimulator (BLyS), which was first discovered by HGS in 1996. In lupus and certain other autoimmune diseases, elevated levels of BLyS are believed to contribute to the production of autoantibodies — antibodies that attack and destroy the body’s own healthy tissues. BENLYSTA is being developed by HGS and GSK as a potential treatment for systemic lupus under a co-development and commercialization agreement entered into in 2006 (described below under “Lead Commercial Collaborations”).

On November 16, 2010, the FDA Arthritis Advisory Committee voted 13-2 to recommend that the FDA approve BENLYSTA for the treatment of autoantibody-positive patients with active SLE who are receiving standard therapy. In December 2010, the FDA extended the PDUFA target date for the priority review of BENLYSTA to March 10, 2011. In June 2010, GSK submitted an application to EMA seeking approval to market BENLYSTA in Europe. We expect to have the EMA decision in the second half of 2011. GSK has also submitted regulatory applications in Canada, Australia, Switzerland, Russia, Brazil and The Philippines. Regulatory submissions in other countries are planned in 2011.

We and GSK are examining a range of potential additional indications for BENLYSTA that might be explored in new clinical trials. In 2011, we are considering initiating Phase 2 trials of BENLYSTA in vasculitis and post-renal transplant. We also plan to initiate a Phase 3 trial of BENLYSTA in a subcutaneous formulation that may improve convenience for some patients. In addition, a number of exploratory studies are currently planned in Sjögren’s syndrome, Waldenstrom’s disease, pre-transplant, idiopathic thrombocytopenic purpura (ITP) and others.

Raxibacumab

Raxibacumab is a human monoclonal antibody that targets and blocks Bacillus anthracis protective antigen, which research has shown to be the key facilitator of the deadly toxicity of anthrax infection. Raxibacumab represents a new way to address the anthrax threat. While antibiotics can kill the anthrax bacteria, they are not effective against the deadly toxins the bacteria produce. Raxibacumab targets anthrax toxins after they are released by the bacteria into the blood and tissues. In an inhalation anthrax attack, people may not know they are infected with anthrax until the toxins already are circulating in their blood, and it may be too late for antibiotics alone to be effective.

We are developing raxibacumab under a contract entered into in 2006 with BARDA. The U.S. Government is currently our only customer for raxibacumab and has the right to terminate our contract for convenience at any time. In 2010, HGS continued delivery of raxibacumab to the U.S. Strategic National Stockpile. In July 2009, the U.S. Government exercised its option to purchase 45,000 additional doses of raxibacumab for the Stockpile for emergency use in treating inhalation anthrax, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed. In 2010, we recognized $47.2 million in raxibacumab product sales revenue. Also under our contract, HGS submitted a BLA to the FDA for raxibacumab for the treatment of inhalation anthrax in May 2009. We received a Complete Response Letter in November 2009, and we will continue to work closely with the FDA to obtain approval. HGS will receive approximately $20.0 million from the U.S. Government upon FDA licensure of raxibacumab. Raxibacumab revenue accounted for 31% and 65% of our total revenue for 2010 and 2009, respectively.

ZALBINtm (albinterferon alfa-2b)

In April 2010, we announced that Novartis withdrew its MAA seeking authorization to market ZALBIN in Europe for the treatment of chronic hepatitis C. The decision was based on feedback from European regulatory authorities including questions regarding whether the therapeutic benefit of JOULFERON® (known in the U.S. as ZALBIN) was sufficient relative to risk. In October 2010, as expected, HGS received a Complete Response Letter from the FDA regarding the Company’s BLA for 900-mcg ZALBIN. HGS and Novartis have decided not to develop ZALBIN further.

Mid- and Early-Stage Pipeline

We are investing strategically to expand and advance our mid- and early-stage pipeline beyond potential additional indications for BENLYSTA, with a primary focus on immunology and oncology.

Mapatumumab

HGS has pioneered the development of highly targeted agonistic antibody therapies for cancer based on the TRAIL receptor apoptotic pathway. Mapatumumab is a human monoclonal antibody that specifically binds to TRAIL receptor 1 and causes it to induce apoptosis in cancer cells. The safety lead-in to a randomized Phase 2 trial of mapatumumab in combination with Nexavar (sorafenib) is ongoing in patients with advanced hepatocellular cancer, which accounts for 80%-90% of all liver cancers. We expect to initiate the randomization stage of this study in 2011.

The results of two Phase 2 trials of mapatumumab in combination with other therapeutic agents were announced in 2010. In March 2010, we announced the results of a randomized Phase 2 trial of mapatumumab in combination with paclitaxel and carboplatin as first-line therapy in advanced non-small cell lung cancer. In June 2010, we announced the results of a randomized Phase 2 trial of mapatumumab in combination with bortezomib (Velcade) in patients with advanced multiple myeloma. In both studies, the results showed no difference in disease response or progression-free survival for patients treated with the combination that included mapatumumab vs. the control group. Mapatumumab was well tolerated in both studies.

IAP Inhibitors

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

In November 2009, HGS announced the initiation of a Phase 1 study of our lead IAP inhibitor, HGS1029, as monotherapy in patients with advanced lymphoid tumors. The study’s primary objectives include evaluation of safety and tolerability, and dose selection for Phase 2 trials. HGS1029 as monotherapy is also being studied in an ongoing Phase 1 study in patients with advanced solid tumors. In 2011, we plan to initiate Phase 1b studies of HGS1029 in combination with mapatumumab and other agents; we also plan to complete the Phase 1 studies of HGS1029 as monotherapy.

CCR5 mAb

We plan to initiate a Phase 2 trial of our human monoclonal antibody to the CCR5 receptor for the treatment of ulcerative colitis in 2011. This receptor has been shown to play a key role in the immune system and the inflammation cascade associated with autoimmune and other diseases.

Products in the GSK Pipeline

HGS has financial rights to certain products in the GSK clinical development pipeline (described below under “Lead Commercial Collaborations”). GSK has advanced two of these products, darapladib and albiglutide, to Phase 3 development.

Darapladib

Darapladib was discovered by GSK based on our technology. It is a small-molecule inhibitor of lipoprotein-associated phospholipase-A2 (Lp-PLA2), an enzyme associated with the formation of atherosclerotic plaques and identified in clinical trials as an independent risk factor for coronary heart disease and ischemic stroke. In two pivotal Phase 3 trials, GSK is evaluating whether darapladib can reduce the risk of adverse cardiovascular events, such as heart attack or stroke, in patients with chronic coronary heart disease and acute coronary syndrome, respectively. With a planned enrollment of more than 27,000 patients in the two trials, the Phase 3 clinical program for darapladib is among the largest ever conducted to evaluate the safety and efficacy of any cardiovascular medication. Darapladib was discovered by GSK based on HGS technology. HGS will receive 10% royalties on worldwide sales if darapladib is commercialized, and has a 20% co-promotion option in North America and Europe.

Albiglutide (formerly Syncria®)

Albiglutide is a biological product generated from the fusion of human albumin and modified human GLP-1 peptide, and is designed to act throughout the body to help maintain normal blood-sugar levels and to control appetite. GSK currently has eight Phase 3 trials in progress to evaluate the long-term efficacy, safety and tolerability of albiglutide as monotherapy and add-on therapy for patients with type 2 diabetes mellitus. Albiglutide was created by HGS using its proprietary albumin-fusion technology, and the product was licensed to GSK in 2004. We are entitled to fees and milestone payments that could amount to as much as $183.0 million — including $33.0 million received to date — in addition to single-digit royalties on worldwide sales if albiglutide is commercialized.

Research and Development

HGS has developed core competencies in the discovery and understanding of human genes and their biological functions, and in the discovery and development of human protein and antibody drugs. Research and development expenses were $196.4 million, $173.7 million and $243.3 million for 2010, 2009, and 2008, respectively. These expenses are net of amounts reimbursed by our collaboration partners.

Human Antibody Technology

We have acquired rights to a variety of human antibody technologies, have integrated these technologies into our research and development program, and continue to collaborate with certain antibody companies. Many medical conditions are the result of an excess of a specific protein in the body, and some antibody drugs can inactivate such proteins and bring therapeutic benefits to patients. These drugs are known as antagonistic antibodies. For example, BENLYSTA is an antagonistic human monoclonal antibody.

In certain medical conditions, it may be desirable to stimulate a specific biological activity. Antibodies that stimulate biological activity are known as agonistic antibodies. Mapatumumab is an agonistic antibody that binds to TRAIL receptor 1 and triggers programmed cell death in cancer cells. We believe it was the first human agonistic monoclonal antibody to enter clinical trials.

Albumin-Fusion Technology

Our albumin-fusion technology allows us to create long-acting forms of protein drugs by fusing the gene that expresses human albumin to the gene that expresses a therapeutically active protein. Our partners are actively pursuing the development of albumin-fusion drugs based on known therapeutic proteins. For example, albiglutide was created through the fusion of human albumin and glucagon-like peptide-1 (GLP-1).

Drug Development

We have built a drug development organization that has the expertise necessary to design and implement well-focused, high-quality clinical trials of multiple compounds. We seek to gather, document and analyze clinical trial data in such a way that they can be submitted to regulatory authorities and used to support BLAs at the appropriate time. We have assembled experienced teams in key strategic areas of development, including:

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

Strategic Collaborations

Strategic collaborations are a key aspect of our business strategy. We have co-development and commercialization agreements with GSK for BENLYSTA, and raxibacumab is being developed under a contract with the U.S. Government. Strategic collaborations are an important source of revenues and drug development cost-sharing. They also allow us to leverage our strengths and gain access to sales and marketing infrastructure, international distribution and complementary technologies.

Other potential collaborations may provide sources of new product opportunities for in-licensing. In addition, we have assets that may be a better fit for another company than for HGS, and therefore could be out-licensed. Each of these collaborative models is of interest to HGS, and we are committed to remaining alert to new opportunities.

Lead Commercial Collaborations

GlaxoSmithKline

BENLYSTA.  In 2006, we entered into an agreement with GSK for the co-development and commercialization of BENLYSTA. GSK is a world leader that brings global pharmaceutical development and marketing capabilities to the BENLYSTA program. Under the BENLYSTA agreement, we and GSK share Phase 3 and 4 development costs, sales and marketing expenses, and profits equally. HGS has primary responsibility for bulk manufacturing. We have received an execution fee of $24.0 million under this agreement and have recognized this payment ratably over the development period. We recognized revenues of $3.4 million in 2010 and $4.7 million in 2009. The BENLYSTA agreement includes cost-sharing provisions under which we and GSK share clinical development costs. We recorded cost reimbursement from GSK under this provision of $62.0 million in 2010 and $43.1 million in 2009, which was reflected as a reduction in expenses. This agreement will expire three years after the later of (i) the expiration date of certain patent rights related to BENLYSTA and (ii) a period of 10 years after the first commercial sale of BENLYSTA. These certain patent rights are expected to expire by 2023, with the potential for later expiration that may result from any issuance of additional patent and/or patent term extensions. GSK may terminate the agreement if (i) upon the basis of competent scientific evidence or data regarding commercial potential, GSK determines BENLYSTA does not merit incurring additional development or marketing expenses or (ii) BENLYSTA is not approved by the FDA or EMA. In addition, either party may terminate if the other party commits a material breach of the agreement or if the other party is bankrupt or insolvent.

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

Albiglutide.  In February 2009, GSK initiated a Phase 3 clinical trial program to evaluate the efficacy, safety and tolerability of albiglutide in the long-term treatment of type 2 diabetes mellitus. Albiglutide was created by HGS using its proprietary albumin-fusion technology, and the product was licensed to GSK in 2004. HGS is entitled to fees and milestone payments that could amount to as much as $183.0 million — including $33.0 million received to date. We are also entitled to single-digit royalties on worldwide sales if albiglutide is commercialized.

United States Government

Raxibacumab.  In September 2005, we entered into a two-phase contract with BARDA to supply raxibacumab for inhalation anthrax. HHS is the lead agency for public health and medical response to man-made or natural disasters, including acts of bioterrorism. Under the first phase of the contract, we supplied 10 grams of raxibacumab to HHS for comparative in vitro and in vivo testing. In June 2006, under the second phase of the contract, the USG exercised its option to purchase raxibacumab and we agreed to manufacture and deliver 20,001 doses to the SNS. In 2009, we achieved our company’s first product sales by completing these deliveries and recognized $162.5 million in product sales and manufacturing and development services revenue. In July 2009, the USG exercised its option to purchase 45,000 additional doses of raxibacumab for the SNS for emergency use in treating inhalation anthrax, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed, including approximately $47.2 million and $17.7 million recognized as product sales revenue in 2010 and 2009, respectively. Also under our contract, HGS submitted a BLA to the FDA for raxibacumab for the treatment of inhalation anthrax in May 2009. We received a Complete Response Letter in November 2009, and we will continue to work closely with the FDA to obtain approval. HGS will receive approximately $20.0 million from the USG upon FDA licensure of raxibacumab. Our raxibacumab agreement can be terminated by the USG if it determines that a termination is in its interest.

Novartis

ZALBIN.  In 2006, we entered into an exclusive worldwide agreement for the co-development and commercialization of albinterferon alfa-2b with Novartis, a global leader in the pharmaceutical industry. In October 2010, as expected, HGS received a Complete Response Letter from the FDA regarding the Company’s BLA for 900-mcg ZALBIN (albinterferon alfa-2b, known in Europe as JOULFERON) dosed every two weeks for the treatment of chronic hepatitis C. HGS and Novartis decided not to develop ZALBIN further. Based on this decision, in September 2010, HGS recognized all remaining deferred revenue relating to payments previously received under the ZALBIN agreement with Novartis, an amount totaling $34.1 million. There will, however, be certain additional costs incurred by both parties in the near future as activities are concluded.

Product Collaborations and Agreements

Aegera Therapeutics.  In December 2007, we and Aegera Therapeutics, Inc. (“Aegera”) completed a licensing and collaboration agreement providing us with exclusive worldwide rights (excluding Japan) to develop and commercialize HGS1029 and other small-molecule inhibitors of IAP (inhibitor of apoptosis) proteins in oncology. Under the agreement, we made an upfront payment to Aegera of $20.0 million as a licensing fee and for an equity investment. Aegera is entitled to receive up to $295.0 million in additional development and commercial milestone payments, including a $5.0 million milestone paid in 2008 upon FDA clearance of an Investigational New Drug Application (“IND”). Aegera will receive low double-digit royalties on net sales in the HGS territory. In North America, Aegera will have the option to co-promote, under which it will share certain expenses and profits (30%) in lieu of its royalties. Aegera retains the non-oncology rights to its IAP inhibitors that are not selected for development under this agreement.

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

Patents and Proprietary Rights

We seek U.S. and foreign patent protection for the genes, proteins and antibodies that we discover, as well as patents on therapeutic and diagnostic products and processes, screening and manufacturing technologies, and other inventions based on genes, proteins and antibodies. We also seek patent protection or rely upon trade secret rights to protect certain technologies which may be used to discover and characterize genes, proteins and antibodies and which may be used to develop novel therapeutic and diagnostic products and processes. We believe that in the aggregate, our patent applications, patents and licenses under patents owned by third parties are of material importance to our operations.

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings and litigations relating to the scope of protection of our patents and those of others, and are likely to be involved in additional proceedings that may affect directly or indirectly patents and patent applications related to our products or the products of our partners. For example, we have been involved in contested proceedings related to products based on BLyS (such as BENLYSTA). Any such lawsuit or proceeding may result in a significant commitment of resources in the future. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

We have filed U.S. patent applications with respect to many human genes and their corresponding proteins. We also have filed U.S. patent applications with respect to all or portions of the genomes of several infectious and non-infectious microorganisms. We have hundreds of U.S. patents covering genes, proteins, antibodies and proprietary technologies. Our remaining applications may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases. In certain instances, we will be dependent upon our collaborators to file and prosecute patent applications.

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

We also are aware that others, including universities and companies working in the biotechnology and pharmaceutical fields, have filed patent applications and have been granted patents in the U.S. and in other countries that cover subject matter potentially useful or necessary to our business. Some of these patents and patent applications claim only specific products or methods of making products, while others claim more general processes or techniques useful in the discovery and manufacture of a variety of products. The risk of additional patents and patent applications will continue to increase as the biotechnology industry progresses. We cannot predict the ultimate scope and validity of existing patents and patents that have been or may be granted to third parties, nor can we predict the extent to which we may wish or be required to obtain licenses to such patents, or the availability and cost of acquiring such licenses. To the extent licenses are required, the owners of the patents could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products.

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

Products.  We are aware of products in research or development by our competitors that address all of the diseases we are targeting. Any of these products may compete with our product candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology obsolete or noncompetitive. In addition, our albumin fusion protein products are designed to be long-acting versions of existing products. While we believe our albumin fusion protein products may be a more attractive alternative to the existing products, the existing product in some cases has an established market that may make the introduction of our product more difficult. Competition is based primarily on product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

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

Possible Pricing Restrictions.  The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

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

Manufacturing

We are able to manufacture multiple protein and antibody drugs for use in research, clinical and commercial activities. We produce and purify these protein and antibody drugs in three process development and manufacturing facilities that total approximately 520,000 square feet and offer both small-scale and large-scale manufacturing capabilities. We do not currently manufacture any products approved for commercial use. We are, however, manufacturing raxibacumab for supply to the Strategic National Stockpile. We believe that we have sufficient manufacturing capacity to launch BENLYSTA, if it is approved by the FDA. We believe our HGS large-scale manufacturing facility has ample capacity to provide worldwide supply of BENLYSTA, if approved, for the first two or three years following launch. We currently have at least a year’s worth of BENLYSTA inventory on hand. In July 2010, HGS entered into an agreement with Lonza, a leader in biologics manufacturing, for the future commercial supply of BENLYSTA. This agreement will eventually triple our manufacturing capacity for BENLYSTA with production expected to come on-line for U.S. production by mid-2012.

Currently each of our lead products, BENLYSTA and raxibacumab, is produced at a single manufacturing site. BENLYSTA is produced at our large-scale manufacturing facility in Rockville, Maryland, and raxibacumab is produced in a separate part of our small-scale manufacturing facility, also in Rockville, Maryland. Each of these facilities is the sole source for these products. We cannot guarantee that one or more of these manufacturing plants will not encounter problems, including but not limited to loss of power, equipment failure or viral or microbial contamination, which could impact our ability to deliver adequate supply of one or more of these products to the market. We cannot assure you that we will be able in the future to consistently manufacture our products economically or in compliance with cGMPs and other regulatory requirements.

In the future, we may contract with additional third-party manufacturers or develop products with partners and use the partners’ manufacturing capabilities. When we use others to manufacture our products, we depend on those parties to comply with cGMPs and other regulatory requirements, and to deliver materials on a timely basis. These parties may not perform adequately. Any failures by these third parties may delay our development of products or the submission of these products for regulatory approval.

Marketing

In preparation for the launch and commercialization of BENLYSTA assuming regulatory approval, HGS has hired and trained a specialized commercial team including sales, marketing and medical affairs. The combined HGS and GSK team, including a U.S. sales force of approximately 150, will work closely together following approval to communicate effectively and appropriately with rheumatologists and other stakeholders and work to ensure that appropriate patients with systemic lupus who need BENLYSTA will have access to it. HGS and GSK also plan to support patients with reimbursement and access programs.

HGS and GSK expect a decision on the European approval of BENLYSTA in the second half of 2011. GSK has also submitted regulatory applications in Canada, Australia, Switzerland, Russia, Brazil and The Philippines. Regulatory submissions in other countries are planned in 2011. HGS is building its own commercialization team to work alongside GSK in Europe, with HGS headquarters in Switzerland and local organizations in Germany, France and Spain. Elsewhere, GSK will lead local implementation, with HGS sharing costs and profits equally with GSK.

GSK and others also have co-marketing rights with respect to certain of our other products. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products. The prices for our products may be impacted by various factors, including economic analyses of the burden of the applicable disease, the perceived value of the product and third-party reimbursement policies.

Employees

As of February 1, 2011, we had approximately 1,100 full-time employees. None of our U.S. employees is subject to collective bargaining agreements. Our employees located in certain non-U.S. countries are covered by collective bargaining agreements that are prescribed by local labor law. Additionally, substantially all of our employees in Europe are covered by national labor laws which establish the rights of employees, including the amount of wages and benefits paid and, in certain cases, severance and similar benefits. We consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS

There are a number of risk factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below in addition to the other information in this Annual Report on Form 10-K. You should carefully consider these risk factors in evaluating our business because these risk factors may have a significant impact on our business, financial condition and results of operations. The risks described below are not the only risks we may face. Additional risks and uncertainties not presently apparent to us, or risks that we currently consider immaterial, could also negatively affect our business, financial condition and results of operations.

COMMERCIAL RISKS

Our near-term prospects are highly dependent on BENLYSTA, our lead product candidate. If we fail to obtain FDA and/or EMA approval for BENLYSTA or fail to successfully commercialize BENLYSTA, our results of operations and business will be materially and adversely affected and our stock price would likely decline.

Our most advanced product candidate is BENLYSTA. The development program for BENLYSTA involved two large-scale, multi-center Phase 3 clinical trials, in addition to earlier Phase 1 and Phase 2 clinical trials. In July 2009, we reported the results from the first of our two Phase 3 clinical trials for BENLYSTA. This trial was called BLISS-52. In BLISS-52, BENLYSTA met its primary efficacy endpoint. In November 2009, we reported the 52 week data from the second Phase 3 clinical trial for BENLYSTA. This trial was called BLISS-76. In BLISS-76, BENLYSTA at a dose of 10 mg/kg also met its primary efficacy endpoint. Although the primary efficacy endpoint of the BLISS-76 study was assessed after 52 weeks, we continued to collect additional data from this trial for an additional 24 weeks. In April 2010, we reported the results of the BLISS-76 trial for these additional weeks. At week 76 in the BLISS-76 trial, BENLYSTA plus standard of care showed higher response rates compared with placebo plus standard of care, but this difference was not statistically significant. We do not know what, if any, effect these 76-week results may have on our ability to obtain regulatory approval for BENLYSTA.

In June 2010, we filed a BLA for BENLYSTA in the United States and our collaboration partner GSK submitted an MAA for BENLYSTA with the EMA. The Arthritis Advisory Committee of the U.S. FDA met on November 16, 2010 to consider the BENLYSTA BLA and voted 13-2 to recommend FDA approval. On December 3, 2010, the FDA extended the PDUFA target date for its priority review of the BLA from December 9, 2010 to March 10, 2011 and requested some additional information. We currently expect a decision by the EMA in the second half of 2011. Despite our determination that the results from the two BENLYSTA trials were positive and the affirmative vote for approval by the FDA Advisory Committee, FDA and EMA approval of BENLYSTA depends, among other things, on regulatory authorities finding the data from our clinical trials, our manufacturing protocol and controls and the composition of the product sufficient to support approval. We cannot offer any assurances or predict with any certainty that the FDA or EMA will grant marketing approval for BENLYSTA, or on the expected timeframes. Furthermore, regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of BENLYSTA. Regulatory authorities are likely to condition BENLYSTA marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy, in either particular patient populations or general patient populations or both. The results of these studies, the discovery of previously unknown issues involving safety or efficacy or the failure to comply with post-approval regulatory requirements, including requirements with respect to manufacturing practices, reporting of adverse effects, advertising, promotion and marketing, may result in restrictions on the marketing of BENLYSTA or the withdrawal of BENLYSTA from the market.

Even if we receive FDA or EMA approval, we might not be successful in commercializing BENLYSTA. Should we fail to obtain FDA and/or EMA approval for BENLYSTA or fail to successfully commercialize BENLYSTA upon approval, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.

If we are unable to commercialize BENLYSTA or other product candidates we develop, we may not be able to recover our investment in our research, product development, manufacturing and marketing efforts.

We have made and are continuing to make substantial expenditures in advance of commercializing BENLYSTA and our other product candidates. We have invested significant time and resources to isolate and study genes and determine their functions. We devote substantial resources to developing proteins, antibodies and small molecules for the treatment of human disease. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive animal and human clinical studies. We are also devoting substantial resources to enhancing our manufacturing capabilities and to building our commercial supply inventories of BENLYSTA to support potential commercialization. We have and expect to continue to devote substantial resources to establish and maintain a marketing capability for BENLYSTA and any of our other products that are approved by the FDA or other regulatory authorities. These costs have increased as we near the potential launch of BENLYSTA. If BENLYSTA or other products we develop are not approved for commercial sale, we may be unable to recover the large investment we have made in research, development, manufacturing and marketing efforts, and our business and financial condition could be materially adversely affected.

We may be unable to successfully establish commercial manufacturing capability and may be unable to obtain required quantities of our product candidates for commercial use.

We have not yet manufactured any products that have been approved for commercial use. Except for raxibacumab and quantities of BENLYSTA manufactured to build our commercial supply inventory of BENLYSTA in support of commercialization, we have limited experience in manufacturing materials suitable for commercial use. The FDA must determine that our facilities comply with cGMPrequirements for commercial production and license them accordingly. We may not successfully establish sufficient manufacturing capabilities or manufacture our products economically or in compliance with cGMPs and other regulatory requirements. For example, we believe that we have sufficient manufacturing capacity to launch BENLYSTA if it is approved by the FDA and/or EMA and to supply commercial quantities of BENLYSTA for the first two or three years following launch. In June 2010, we entered into a manufacturing agreement with Lonza Sales AG (“Lonza”) pursuant to which Lonza will manufacture additional commercial quantities of BENLYSTA. However, this additional manufacturing capacity may not be available for 18 months or longer, if ever, due, in part, to the time required to obtain regulatory approvals for the manufacture of BENLYSTA in Lonza’s facility. If Lonza’s facility fails to obtain regulatory approval in a timely manner or at all, we may not be able to build or procure additional capacity in the required timeframe to meet commercial demand, and our revenues may accordingly be limited from BENLYSTA. Our revenues from BENLYSTA also will be limited if the demand for BENLYSTA exceeds our capacity to supply BENLYSTA to patients.

BENLYSTA is solely produced at our large-scale manufacturing facility in Rockville, Maryland and raxibacumab is solely produced at our small-scale manufacturing facility, which is also in Rockville, Maryland. Furthermore, the filling, finishing and packaging for both BENLYSTA and raxibacumab are solely performed by a single third party manufacturer. We cannot guarantee that one or more of these plants will not encounter problems, including but not limited to loss of power, equipment failure or viral or microbial contamination, which could adversely affect our ability to deliver adequate supply of one or more of these products to patients or customers.

If we or our third-party manufacturers fail to comply in a significant way with regulatory requirements imposed on our manufacturing activities, it could have a material adverse effect on our business, financial condition and results of operations.

We have previously engaged third-party manufacturers or utilized our collaboration partners’ manufacturing capabilities to manufacture product candidates and we expect to continue to do so in the future. If we use others to manufacture our products, we will depend on those parties to comply with cGMPs and other regulatory requirements and to deliver materials on a timely basis. In addition, because regulatory approval to manufacture a drug is generally site-specific, the FDA and other regulatory authorities will repeatedly inspect our manufacturing facilities and our current and future third-party manufacturers’ facilities for compliance with cGMPs. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may: issue warning letters; suspend or withdraw our regulatory approval for approved or in-market products; seize or detain products or recommend a product recall; refuse to approve pending applications or supplements to approved applications filed by us; suspend any of our ongoing clinical trials; impose restrictions or obligations on our operations, including costly new manufacturing requirements; close our facilities or those of our contract manufacturers; revoke previously granted drug approvals under certain circumstances; or impose civil or criminal penalties. Any of these actions could delay our development of products, the submission of these products for regulatory approval or result in insufficient product quantity to support commercial demand. As a result, our business, financial condition and results of operations could be seriously harmed.

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

We currently do not have any marketed products, although we have sold raxibacumab to the U.S. Government. If we receive approval for products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. GSK and others have co-commercialization rights with respect to certain of our products. If we decide to market any products, either independently or together with partners, we will incur significant additional expenditures and commit significant additional management resources to establish sales forces. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. In building a sales force in anticipation of the approval and commercial launch of BENLYSTA, we may be unable to retain an adequate number of qualified sales representatives and may encounter difficulties in retaining third parties to provide sales, marketing or distribution resources. Ultimately, we and our partners may not be successful in marketing our products.

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

Our success will depend in substantial part on the extent to which our products for which we obtain marketing approval from the FDA and comparable foreign regulatory authorities are accepted by the medical community and reimbursed by third-party payors, including government payors. The degree of market acceptance will depend upon a number of factors, including, among other things:

•	our product’s perceived advantages over existing treatment methods (including relative convenience and ease of administration and prevalence and severity of any adverse events, including any unexpected adverse events of which we become aware after marketing approval);

•	claims, limitations, warnings or other information in our product’s approved labeling;

•	reimbursement and coverage policies of government and other third-party payors;

•	pricing and cost-effectiveness;

•	in the United States, the ability of group purchasing organizations, or GPOs (including distributors and other network providers), to sell our products to their constituencies;

•	the establishment and demonstration in the medical community of the safety and efficacy of our products and our ability to provide acceptable evidence of safety and efficacy;

•	availability of alternative treatments; and

•	the prevalence of off-label substitution of biologically equivalent products.

We cannot predict whether physicians, patients, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize any of our products. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may not be successful in achieving our objectives. If our products are approved but do not achieve an adequate level of acceptance by these parties, we may not generate sufficient revenues from these products to become or remain profitable.

Changes in the health care system or reimbursement policies may result in a decline in our potential sales and a reduction in our expected revenue from our potential products.

The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Recently enacted United States legislation, including implementing rules and regulations, instituted significant changes to the United States healthcare system that could have a material adverse effect on our business, financial condition and profitability. We cannot predict what effects, if any, this legislation might have on our company and our products as this legislation is implemented over the next few years, nor can we predict whether additional legislative or regulatory proposals may be adopted in the future.

In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. Any reimbursement granted may not be maintained or limits on reimbursement available from third parties may reduce the demand for or negatively affect the price and profitability of those products. This would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to successfully commercialize our products and product candidates and the demand for our products depend, in part, on the extent to which reimbursement is available from such third-party payers.

Uncertainty exists about the reimbursement status of newly approved biopharmaceutical products. Healthcare providers and third-party payers use coding systems to identify diagnoses, procedures, services, and treatments. Proper coding is an integral component to receiving appropriate reimbursement for the administration of BENLYSTA and related services. Most payors recognize the Healthcare Common Procedure Coding System (“HCPCS”) Level II national codes to identify and report drugs and the American Medical Association Current Procedural Terminology, or CPT, codes to report professional services (including drug administration). As a new drug, BENLYSTA has not been assigned a permanent, unique HCPCS code and there is a lack of clarity as to the appropriate CPT Code that should be used for its administration. We have applied for a permanent HCPCS code and intend to obtain guidance from The Centers for Medicare & Medicaid Services (“CMS”) regarding CPT Code usage. Until a permanent HCPCS code is assigned for BENLYSTA, physicians may bill using an unclassified (miscellaneous) code. Use of miscellaneous codes typically causes claims processing delays and may lead to lower payments to physicians or other providers and may cause physicians or other providers to delay use of BENLYSTA until a permanent code has been assigned.

Under Medicare Part B, reimbursement for BENLYSTA will currently be computed based on manufacturer’s Average Sales Price (“ASP”). The Patient Protection and Affordable Care Act (“PPACA”) made changes to the statutory definition of ASP and CMS is in the process of interpreting and implementing those changes, which could result in lower payments for physician-administered drugs. If government and other third-party payers do not provide adequate coverage and reimbursement levels for BENLYSTA, its market acceptance may be materially adversely affected.

Because raxibacumab is a product whose current sole purchaser is the U.S. Government, the sale of raxibacumab faces risks in addition to the risks generally associated with the sale of biopharmaceutical products, including political considerations, government contracting requirements and government spending policies.

Raxibacumab, a human monoclonal antibody developed for use in the treatment of anthrax disease, presents risks in addition to those associated with our other products. Numerous other companies and governmental agencies are known to be developing biodefense pharmaceuticals and related products to combat anthrax disease. These competitors may have financial or other resources greater than ours, they may have easier or preferred access to the likely distribution channels for biodefense products or they may develop products judged to have greater efficacy for biodefense. In addition, since the primary purchaser of biodefense products is the U.S. Government and its agencies, the success of raxibacumab will depend on government spending priorities, policies and pricing restrictions. In the case of the U.S. Government, executive or legislative action could attempt to impose production and pricing requirements on us. In the event of extreme urgency, the government might seek to compel us or we might ourselves choose to reallocate our production in ways that may not be economically beneficial to the company.

We have entered into a two-phase contract to supply raxibacumab to the U.S. Government, which may be terminated by the U.S. Government at any time. Under the first phase of the contract, we supplied ten grams of raxibacumab to the HHS for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of raxibacumab for the U.S. Strategic National Stockpile (“SNS”) for use in the treatment of anthrax disease. We completed delivery of these doses and the U.S. Government accepted our deliveries. In July 2009, the U.S. Government agreed to purchase 45,000 additional doses. As of December 31, 2010, we have delivered approximately 20,000 doses of this second order. We, therefore, have future deliveries to make and ongoing obligations under the contract, including the obligation to seek FDA approval.

In November 2009, we received a Complete Response Letter from the FDA related to our BLA for raxibacumab. In this letter, the FDA determined that it would not approve our BLA for raxibacumab in its present form and requested additional studies and data. Although the government has accepted shipment of raxibacumab subsequent to the receipt of the FDA’s Complete Response Letter, we cannot assure you that the government will continue to accept future shipments or place additional orders.

We will continue to face risks related to the requirements of the contract. If we are unable to meet our obligations associated with this contract, the U.S. Government will not be required to make future payments related to that order. Although we have received U.S. Government approval for two orders of raxibacumab, we cannot assure you we will receive additional orders.

COMPETITIVE RISKS

Our competitors may develop and market products that are, or are perceived as, less expensive, more effective, safer, easier to administer or reach the market sooner. This may diminish or eliminate the commercial success of any products we may commercialize.

The development and commercialization of biopharmaceutical products is highly competitive and subject to rapid technological advances. We will face competition with respect to all products we may develop or commercialize in the future from pharmaceutical and biotechnology companies worldwide. We also expect to face increasing competition from governments, universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the field of biologic technologies, and they are increasingly aware of the commercial value of their findings. As a result, they are demanding greater patent and other proprietary rights, as well as licensing and future royalty revenues.

Many of our competitors have significantly greater financial, research and development, intellectual property estates, regulatory, manufacturing, marketing, sales and other resources than we do. As a result, our competitors may succeed in developing their products before we do and obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do. They may be able to devote greater resources to the development, manufacture, marketing and sale of their products, initiate or withstand substantial price competition or otherwise more successfully market their products. These competing products or technologies might render our technology or product candidates under development noncompetitive, uneconomical or obsolete.

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

We are aware of existing products and products in research or development by others that address the diseases we are targeting. Any of these products may compete with our product candidates. For example, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same types of indications that we are targeting with BENLYSTA, and some of these competitors’ products have entered clinical trials.

If we successfully develop products but those products do not achieve and maintain market acceptance, our business will not be successful. Any reduction in demand for our products as a result of a competing product could lead to reduced revenues, reduced margins, reduced levels of profitability, and loss of market share for our products. These competitive pressures could adversely affect our business and operating results.

If our products are approved and marketed, we may also face risks to our profitability and financial condition from generic drug or biosimilar manufacturers.

The United States has recently enacted legislation establishing a regulatory pathway for follow-on biologics, also known as biosimilars. This and similar regulatory and legislative activity in other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to BENLYSTA and raxibacumab which might affect the profitability or commercial viability of our products. An accelerated route to market for generic versions of small molecule drugs was established in the United States with the passage of the Hatch-Waxman Amendments in 1984, which also provides five years of exclusivity for small molecule drugs with additional exclusivity under certain circumstances. The passage of the Biologics Price Competition and Innovation Act (“BPCIA”) in March 2010 established a similar pathway for FDA approval of a follow-on biologic that provides twelve years of exclusivity for the original biologic and an additional six month exclusivity period if certain pediatric studies are conducted. The European Medicines Agency has issued guidelines for approving products through an abbreviated pathway under which more than ten biosimilars have been approved. European legislation provides ten years of exclusivity for original drugs, including biologics, and an additional one year of exclusivity for obtaining marketing approval for certain additional indications. If a generic or biosimilar version of one of our products were approved, it could have a material adverse effect on the sales and gross profits of the product and adversely affect our business and operating results.

PRODUCT DEVELOPMENT RISKS

Our product development efforts depend on new technologies, which may not prove successful.

Our development of new products depends on the use of cutting-edge, recently discovered technologies that may never have been successfully utilized in existing commercial products. As a result, our product development efforts involve risks of failure inherent in the use of innovative and unproven technologies and the risks associated with drug development generally. These risks include the possibility that:

•	these technologies or any or all of the molecules based on these technologies may be ineffective or toxic and, therefore fail to receive or retain necessary regulatory clearances;

•	the products, even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;

•	proprietary rights of third parties may prevent us or our collaborators from exploiting technologies or marketing products; and

•	third parties may market superior or equivalent products.

We have limited experience in developing and commercializing products, and we may be unsuccessful in our efforts to do so.

Although we are conducting human studies with respect to a number of products, we may not be successful in developing or commercializing these or other products. Our ability to develop and commercialize products based on proteins, antibodies and small molecules will depend on our abilities to:

•	successfully complete laboratory testing and human studies;

•	obtain and maintain necessary intellectual property rights to our products;

•	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;

•	maintain production facilities meeting all regulatory requirements or enter into arrangements with third parties to manufacture our products on our behalf; and

•	deploy sales and marketing resources appropriately, efficiently and effectively or enter into arrangements with third parties to provide these functions.

We are currently a late-stage development company, and we cannot assure you that we will be able to develop products that will become commercially successful or that we will achieve profitability from such products.

We will continue to incur substantial expenditures relating to research, development, clinical studies and manufacturing efforts. Depending on the stage of development, our products may require significant further research, development, testing and regulatory approvals. Even if regulatory approval is obtained for the commercial sale of a product, it could take considerable time following approval, if ever, before we are likely to receive continuing revenue from product sales or substantial royalty payments. Until such time, we expect to continue to incur losses and we cannot assure you that we will ever become profitable on a sustainable basis.

We are continually evaluating our business strategy and may modify this strategy in light of developments in our business and other factors.

Our ability to discover and develop new products will depend on our internal research capabilities and our ability to acquire products. Although we continue to conduct research and development activities on products and have increased our activities in this area, our limited resources may not be sufficient to discover and develop new drug candidates.

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different products or may delay or halt the development of various products, as we did with ZALBIN in 2010. In addition, as a result of changes in our strategy, we may also change or refocus our existing drug discovery, development, commercialization and manufacturing activities. This could require changes in our facilities and personnel and the restructuring of various financial arrangements. We cannot assure you that any product development changes that we implement will be successful.

Clinical trials for our products are expensive and protracted and their outcome is uncertain, and we must invest substantial amounts of time and money that may not yield viable products.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any product we must demonstrate through laboratory, animal and human studies that the product is both effective and safe for use in humans. We will incur substantial expense and devote a significant amount of time to conducting ongoing trials and initiating new trials.

Before clinical testing in humans can begin, a drug must be subject to rigorous preclinical testing and documentation. This documentation must be reviewed by the FDA as part of an Investigational New Drug Application (“IND”). Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. Furthermore, regulatory authorities may refuse or delay approval as a result of many factors, including changes in regulatory policy during the period of product development. Even if an IND is approved, preclinical studies do not predict clinical success. Many potential drugs have shown promising results in early testing but subsequently failed to obtain necessary regulatory approvals.

Completion of clinical trials may take many years. The time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The progress of clinical trials is monitored by both the FDA and independent data monitoring committees which may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

•	our inability to manufacture sufficient quantities of materials for use in clinical trials;

•	unavailability or variability in the number and types of patients for each study;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	safety issues or side effects;

•	ineffectiveness of products during the clinical trials; or

•	government or regulatory delays.

Data obtained from our clinical trials may not be sufficient to support an application for regulatory approval without further studies.

Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. For example, we have submitted BLAs to the FDA for raxibacumab, ZALBIN and BENLYSTA, but the studies we have conducted to date may not be sufficient to obtain FDA approval. For example, we had been developing ZALBIN for many years. In 2010, we and our collaboration partner Novartis decided to end further development of ZALBIN in anticipation of a Complete Response Letter from the FDA in which we expected the FDA to conclude that our existing ZALBIN data would not support approval of our BLA. Additionally, in November 2009, we received a Complete Response Letter from the FDA related to our BLA for raxibacumab. In this letter, the FDA determined that it could not approve the BLA in its present form and requested additional studies and data that would be needed prior to the FDA making a decision as to whether or not to approve the raxibacumab BLA. For raxibacumab, we may not be able to complete the requested studies or to generate the required data in a timely manner, if at all. If we do not complete the additional studies and generate the additional data within the time required by the FDA, we may be required to withdraw our existing BLA and resubmit our BLA after completion of such studies. This will start a new review cycle. Even if we can complete such studies and generate such data, the studies and data may not be sufficient for FDA approval.

For BENLYSTA, we have completed two large-scale, multi-center Phase 3 clinical trials, in addition to earlier Phase 1 and Phase 2 clinical trials. See our first risk factor under the heading “Commercial Risks” for additional discussion regarding the data from these trials. In June 2010, we filed a BLA in the United States and our collaboration partner GSK submitted a Marketing Authorization Application with the European Medicines Agency. The FDA has assigned a PDUFA target date of March 10, 2011 and requested some additional information. We currently expect a decision by the EMA in the second half of 2011. We may not be able to obtain FDA, EMA or other regulatory approval of BENLYSTA. Even if FDA, EMA or other regulatory approval is obtained, it may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warnings or labeling language, any of which might reduce the commercial potential of BENLYSTA.

We depend on third parties to conduct many of our clinical trials, and we may encounter delays in or lose some control over our efforts to develop products.

We are dependent on third-party research organizations to enroll qualified patients and conduct, supervise and monitor many of our clinical trials. Our reliance on these service providers does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practice regulations and the plan and protocols contained in the relevant regulatory application. In addition, these organizations may not complete activities on schedule or may not conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our trial design. If we are unable to obtain any necessary services on acceptable terms or if these service providers do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for our product candidates may be delayed or prevented.

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

We currently depend on our collaboration partners for substantial revenue. We may not become profitable on a sustainable basis if we cannot increase the revenue from our collaboration partners or other sources.

We have received substantial revenue from payments made under collaboration agreements with Novartis and GSK, and to a lesser extent, other agreements. Our agreement with Novartis has been terminated. The research term of our initial GSK collaboration agreement and many of our other collaboration agreements expired in 2001. None of the research terms of these collaboration agreements was renewed and we may not be able to enter into additional collaboration agreements. While our partners under our initial GSK collaboration agreement have informed us that they have been pursuing research programs involving different genes for the creation of small molecule, protein and antibody drugs, we cannot assure you that any of these programs will be continued or will result in any approved drugs. If our partners are unsuccessful in such research and development efforts, we will not receive any revenue from the development or commercialization of these assets.

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

If one of our collaborators pursues a product that competes with our products, there could be a conflict of interest and we may not receive expected milestone or royalty payments.

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

Our business strategy includes the acquisition of other biotechnology companies or in-license of additional product candidates to complement and supplement our existing product pipeline, and we may acquire such companies and in-license additional product candidates that have demonstrated positive pre-clinical and/or clinical data. We have certain criteria by which we assess any acquisition or in-license and we may not be successful in identifying, effectively evaluating, acquiring or in-licensing, and developing additional product candidates, or on acceptable terms. In addition, product in-licensing involves inherent risks, including uncertainties due to matters that may affect the successful development or commercialization of the in-licensed product as well as the possibility of contractual disagreements with regard to terms such as patent rights, license scope or termination rights. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to an opportunity that may not result in a successfully developed, or commercialized, product. Moreover, the cost of acquiring other companies or in-licensing product candidates could be substantial and in order to acquire companies or new products we may need to raise additional financing, which if it involves the issuance of additional shares of our common stock would dilute existing stockholders. If we are unsuccessful in our efforts to acquire other companies or in-license and develop additional product candidates, or if we acquire or license unproductive assets, it could have a material adverse effect on the growth of our business.

In order to achieve the anticipated benefits of an acquisition, we must integrate the acquired company’s business, technology and employees in an efficient and effective manner. The successful combination of companies in a rapidly changing biotechnology industry may be more difficult to accomplish than in other industries. The combination of two companies requires, among other things, integration of the companies’ respective technologies and research and development efforts. We cannot assure you that this integration will be accomplished smoothly or successfully. The difficulties of integration may be increased by any need to coordinate geographically separated organizations and address differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources and, accordingly, may temporarily distract attention from the day-to-day operations of the combined companies. The business of the combined companies may also be disrupted by employee retention uncertainty and lack of focus during integration. The inability of management to integrate successfully the operations of the two companies, in particular, the integration and retention of key personnel, or the inability to integrate successfully two technology platforms, could have a material adverse effect on our business, results of operations and financial condition.

REGULATORY RISKS

Because we are subject to extensive and changing government regulatory requirements, we may not be able to obtain regulatory approval of our products in a timely manner, if at all.

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

United States Regulatory Approval.  Before a product can be marketed in the United States, the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application (“NDA”) or a biologics license application (“BLA”), depending on the type of drug. In responding to an application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, or at all.

In June 2010 we filed a BLA with the FDA for BENLYSTA. The Arthritis Advisory Committee of the FDA met on November 16, 2010 to consider the BENLYSTA BLA and voted 13-2 to recommend FDA approval. On December 3, 2010, the FDA extended the PDUFA target date for its priority review of the BLA from December 9, 2010 to March 10, 2011 and requested some additional information. Even with the positive recommendation of the Advisory Committee, the FDA may determine that our BLA is insufficient to support marketing approval or may deny our BLA, either of which would materially adversely affect our results of operations and business. Furthermore, regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of BENLYSTA and materially adversely affect our results of operations and business.

The FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy, including in particular patient populations. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with cGMPs, reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, any of which could materially adversely affect our business. In addition, such post-marketing studies may be expensive, time-consuming and difficult to complete in a timely fashion, any of which may limit our ability to develop other indications of existing products as well as indications for new products.

Foreign Regulatory Approvals.  We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be rigorous, costly and uncertain. In June 2010, our collaboration partner GSK submitted an MAA for BENLYSTA with the European Medicines Agency. We currently expect a decision by the EMA in the second half of 2011, but can provide no assurance that the EMA will grant regulatory approval for BENLYSTA on such timeframe, if at all. In addition, regulatory approval, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of BENLYSTA.

To date, neither we nor any of our collaboration partners have received marketing approval for any product candidate resulting from our research and development efforts. Because we may never be able to obtain any such approval, it is possible that we may not be able to generate any product revenue other than with respect to raxibacumab.

Although we have active BLAs for two of our product candidates (raxibacumab and BENLYSTA), we cannot assure you that these products will receive marketing approval. It is possible that we will not receive FDA marketing approval for any of our products. All products being developed by our collaboration partners will also require additional research and development, preclinical studies and extensive clinical trials and regulatory approval prior to any commercial sales. In some cases, the length of time that it takes for our collaboration partners to achieve various regulatory approval milestones may affect the payments that we are eligible to receive under our collaboration agreements. We and our collaboration partners may need to successfully address a number of technical challenges in order to complete development of our products. Moreover, these products may not prove effective in treating any disease or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude obtaining regulatory approval or prevent or limit commercial use.

If we receive marketing approval for BENLYSTA but are unable to expand label usage of BENLYSTA, we may not recognize the full value of the product and there may be adverse effects on our expected financial and operating results.

BENLYSTA is a human monoclonal antibody that recognizes and inhibits the biological activity of B-lymphocyte stimulator, or BLyS, and is being developed as a potential treatment for SLE. If the FDA or other regulatory agencies approve BENLYSTA for the treatment of SLE, we and our partner intend to conduct new clinical trials for additional approved, or labeled uses, of BENLYSTA, such as vasculitis, post-renal transplant and other autoimmune indications and seek expansion of the labeled uses in the U.S. and in other countries. However, we may be unable to obtain approval for such label expansion, in full or in part. If we are not able to obtain approval for expansion of the labeled uses for BENLYSTA, sales of BENLYSTA may be limited.

We are subject to environmental, health and safety laws that may restrict us from conducting our business in the most economically advantageous manner.

We are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, emissions and wastewater discharges, and the use and disposal of hazardous or potentially hazardous substances used in connection with our research, including radioactive compounds and infectious disease agents. We also cannot accurately predict the extent that regulations that might result from any future legislative or administrative action might affect our business. Any of these laws or regulations could cause us to incur additional expense or restrict our operations.

INTELLECTUAL PROPERTY RISKS

If our patent applications do not result in issued patents or if patent laws or the interpretation of patent laws change, our competitors may be able to obtain rights to and commercialize our discoveries.

Our pending patent applications, including those covering full-length genes and their corresponding proteins, may not result in the issuance of any patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be subject to challenge if they do issue. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets outside the United States, such as Europe and Japan. For example, a recent U.S. district court decision involving Myriad Genetics expressed concerns regarding the patentability of isolated human genes and gene-based diagnostic methods; this case is on appeal to the U.S. Court of Appeals for the Federal Circuit. In addition, the United States Congress is considering significant changes to U.S. intellectual property laws that could affect the extent and scope of existing protections for biotechnology products and processes. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of litigation and administrative proceedings relating to the scope of protection of our patents and those of others in the United States and the rest of the world.

On January 25, 2011, HGS filed suit against Genentech, Inc., and City of Hope in the United States District Court for the District of Delaware seeking a ruling that US Patent No. 6,331,415 (the “Cabilly II Patent”) is invalid, unenforceable, and not infringed by BENLYSTA. In addition, in a paper filed with the United States District Court for the Central District of California on January 28, 2011, Genentech sought leave to add BENLYSTA to an ongoing litigation between GSK and Genentech in that court related to GSK’s product ARZERRAtm (ofatumumab).

We have also been involved in a number of interference proceedings brought by the United States Patent and Trademark Office (“PTO”) and may be involved in additional interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S.

We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings, and may be involved in other such proceedings in the future. For example, we are involved in European opposition proceedings regarding an issued patent of Biogen Idec that HGS and GSK have licensed. In this opposition, the European Patent Office (“EPO”) found Biogen Idec’s claims to a method of treating autoimmune diseases using an antibody to BLyS (such as BENLYSTA), to be valid. Merck Serono SA has appealed this decision to an EPO Technical Board of Appeal. A hearing is expected in late 2011. We are also involved in a revocation proceeding brought by Eli Lilly and Company with respect to our United Kingdom (“UK”) patent related to BLyS compositions, including antibodies. Although an EPO Technical Board of Appeal held that the corresponding European patent was valid, the UK Court of Appeal disagreed and upheld a lower UK court’s ruling that the UK patent was invalid. The UK Supreme Court granted HGS permission to appeal this decision. The appeal is expected to be heard in July 2011.

In addition, Genentech, Inc. opposed our European patent related to products based on TRAIL Receptor 1 (such as HGS-ETR1). On October 5, 2010, the Opposition Division of the EPO upheld our patent; no appeal was filed by the final deadline.

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

We are aware that others, including universities, government agencies and companies working in the biotechnology and pharmaceutical fields, have filed patent applications and have been granted patents in the United States and in other countries that cover subject matter potentially useful or necessary to our business. Some of these patents and patent applications claim only specific products or methods of making products, while others claim more general processes or techniques useful in the discovery and manufacture of a variety of products. The risk of third parties obtaining additional patents and filing patent applications will continue to increase as the biotechnology industry expands. We cannot predict the ultimate scope and validity of existing patents and patents that may be granted to third parties, nor can we predict the extent to which we may wish or be required to obtain licenses to such patents, or the availability and cost of acquiring such licenses. To the extent that licenses are required, the owners of the patents could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products. We believe that there will continue to be significant litigation in our industry regarding patent and other intellectual property rights. Such litigation could consume a substantial portion of our resources.

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

A significant portion of our future revenue may be derived from royalty payments from our collaboration partners. These partners face patent protection issues similar to those that we and other biotechnology or pharmaceutical companies face. As a result, we cannot assure you that any product developed by our collaboration partners will be patentable, and therefore, revenue from any such product may be limited, which would reduce the amount of any royalty payments. We also rely on our collaboration partners to effectively prosecute their patent applications. Their failure to obtain or protect necessary patents could also result in a loss of royalty revenue to us.

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

Our trademark applications may not be sufficient to meet the statutory requirements for registration in all cases or may be subject to challenge if they are registered. Other parties may seek to cancel or revoke our trademarks and/or restrict the use of our trademarks through litigation or administrative proceedings in both the United States and in the rest of the world. We cannot assure you that we will be successful in any such proceedings. Moreover, any such litigation or proceeding may require us to modify our trademarks or rebrand our products to avoid infringing the trademark rights of third parties This may be time-consuming and could adversely affect our revenue.

FINANCIAL AND MARKET RISKS

Because of our substantial indebtedness and lease obligations, we may be unable to adjust our strategy to meet changing conditions in the future.

As of December 31, 2010, we had convertible subordinated debt of $372.9 million ($403.8 million on a face value basis) and a long-term lease financing for our large-scale manufacturing facility of $250.5 million. During the fiscal year ended December 31, 2010 we made cash interest payments on our convertible subordinated debt of $9.1 million. During the fiscal year ended December 31, 2010 we made cash payments on our long-term lease financing of $24.5 million. In addition, we have operating leases, primarily our long-term operating lease for our headquarters, for which we made cash payments of $20.9 million during the fiscal year ended December 31, 2010. Our substantial debt and long-term lease obligations will have several important consequences for our future operations. For instance:

•	payments of interest on, and principal of, our indebtedness and our long-term lease obligations will be substantial and may exceed then current income and available cash;

•	we may be unable to obtain additional future financing for marketing efforts, continued clinical trials, capital expenditures, acquisitions or general corporate purposes;

•	we may be unable to withstand changing competitive pressures, economic conditions and governmental regulations; and

•	we may be unable to make acquisitions or otherwise take advantage of significant business opportunities that may arise.

We may not have adequate financial resources available to repay our Convertible Subordinated Notes due 2011 (“2011 Notes”) and our Convertible Subordinated Notes due 2012 (“2012 Notes”) at maturity.

As of December 31, 2010, we had $403.8 million in face value of convertible subordinated debt outstanding, with $197.1 million and $206.7 million due in 2011 and 2012, respectively. Those notes are convertible into our common stock at conversion prices of approximately $15.55 and $17.78 per share, respectively. If our stock price does not exceed the applicable conversion price of those notes, upon maturity, we may need to pay the note holders in cash or restructure some or all of the debt. Our recent stock price has been above the conversion price and we believe we currently have sufficient unrestricted cash should note holders seek cash payment upon maturity.

However, since there are other potential uses for these funds and it may be one or more years, if ever, before we are likely to generate significant positive cash flow from operations, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay our debt upon maturity.

To become a successful biopharmaceutical company, we may need additional funding. If we do not obtain this funding on acceptable terms, we may not be able to generate sufficient revenue to repay our debt, to continue our research and development efforts or to launch and successfully market our products.

We continue to expend substantial funds on our research and development programs and human studies on current and future product candidates. We also expect to expend significant funds to support pre-launch and commercial marketing activities, to acquire other biotechnology companies or in-license and develop additional product candidates, and to enhance our manufacturing capacity. We may need additional financing to fund these activities. We may not be able to obtain additional financing on acceptable terms, if at all. If we raise additional funds by issuing equity securities, equity-linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders and the new debt securities may contain restrictive financial covenants.

Our need for additional funding will depend on many factors, including, without limitation:

•	the amount of revenue or cost sharing, if any, that we are able to obtain from our collaborations, any approved products, and the time and costs required to achieve those revenues;

•	the timing, scope and results of preclinical studies and clinical trials;

•	the size and complexity of our development programs;

•	the timing and costs involved in obtaining regulatory approvals;

•	the timing and costs of increasing our manufacturing capacity;

•	the costs of commercializing our products, including marketing, promotional and sales costs;

•	the commercial success of our products;

•	our stock price;

•	our ability to establish and maintain collaboration partnerships;

•	competing technological and market developments;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims;

•	the costs involved in bringing and defending against litigation; and

•	scientific progress in our research and development programs.

If we are unable to raise additional funds, we may, among other things:

•	delay, scale back or eliminate some or all of our research and development programs;

•	delay, scale back or eliminate some or all of our commercialization activities;

•	lose rights under existing licenses;

•	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and

•	be unable to operate as a going concern.

Our short-term investments, marketable securities and restricted investments are subject to certain risks that could materially adversely affect our overall financial position.

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, the capital and credit markets have experienced extreme volatility and disruption. Over the past several years, the volatility and disruption reached unprecedented levels. We maintain a significant portfolio of investments in short-term investments, marketable debt securities and restricted investments, which are recorded at fair value. Certain of these transactions expose us to credit risk in the event of default by the issuer. To seek to minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. In recent years, certain financial instruments, including some of the securities in which we have invested, have sustained downgrades in credit ratings and some high quality short-term investment securities have suffered illiquidity or events of default. Deterioration in the credit market may have an adverse effect on the fair value of our investment portfolio. Should any of our short-term investments, marketable securities or restricted investments lose significant value or have their liquidity impaired, it could materially and adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing may not be available on commercially attractive terms, or at all.

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

We may be subject to product liability or other litigation that could result in a diminution or inefficient allocation of our critical resources, delay the implementation of our business strategy, affect our reputation and, if successful, materially and adversely harm our business and financial condition.

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

We may from time to time become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. Litigation costs or an adverse result in any litigation that may arise from time to time may materially adversely impact our business, operating results and financial condition.

OTHER BUSINESS RISKS

Our success is dependent on our continued ability to attract, motivate and retain key personnel. If we lose or are unable to attract key management or other personnel, it could have a material adverse effect on our business, financial condition and results of operations.

Much of our progress to date has resulted from the particular scientific, technical and management skills of personnel available to us. Competition for qualified employees is intense among pharmaceutical and biotechnology companies. Part of being able to attract, motivate and retain key personnel is our ability to offer a competitive compensation package, including cash bonus and equity incentive awards. Our ability to offer attractive equity incentive awards in the future may be limited or nonexistent if we are unable to increase the number of shares available under our stock incentive plan. If we are unable to provide a compensation package that is competitive within our industry, or otherwise successfully compete to attract, motivate and retain qualified management and other highly skilled employees, this could materially adversely affect the implementation of our business strategy, delay the commercialization of our products or prevent us from becoming profitable.

We may be unable to fulfill the terms of our contract manufacturing agreements with our customers for manufacturing process development and supply of selected biopharmaceutical products.

To more fully utilize our existing manufacturing capacity, we have entered into agreements with customers pursuant to which we have agreed to develop manufacturing processes for, and manufacture clinical and commercial supplies of, certain biopharmaceutical products, and may enter into similar agreements with other potential customers in the future. Our receipt of revenue under these agreements is dependent on our ability to successfully manufacture such products. If we are unable to develop a validated manufacturing process for such products or are otherwise unable to deliver product that meets the manufacturing specifications, we may not receive any additional payments under such agreements. Even if successful, we may not be able to enter into additional agreements with other customers. Any current or future customers may decide to discontinue the products contemplated under these agreements, and therefore we may not receive revenue from these agreements.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The market price of our common stock may be lower or more volatile than you expected.

Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. During the preceding twelve months, the closing price of our common stock has been as low as $21.84 per share and as high as $33.30 per share. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than you expected.

The price and volume fluctuations in our stock may often be unrelated to our operating performance. The market price of our common stock could fluctuate widely because of:

•	future announcements about our company or our competitors, including the results of testing, clinical trials, technological innovations or new commercial products;

•	regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ products;

•	changes in government regulations;

•	developments in our relationships with our collaboration partners;

•	developments affecting our collaboration partners;

•	announcements relating to health care reform and reimbursement levels for new drugs;

•	our failure to acquire or maintain proprietary rights to the gene sequences we discover or the products we develop;

•	litigation;

•	public concern as to the safety of our products; and

•	political and economic factors affecting market prices generally or our market segment or our company particularly.

The issuance and sale of shares underlying our outstanding convertible debt securities and options, as well as the sale of additional equity or equity-linked securities would dilute the holdings of our existing stockholders and may materially and adversely affect the price of our common stock.

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

As of December 31, 2010, we had 188,980,748 shares of common stock outstanding. In addition, an aggregate of approximately 24,302,742 shares of our common stock are issuable upon conversion of our outstanding 2011 Notes and outstanding 2012 Notes at an applicable conversion price of $15.55 and $17.78 per share, respectively; 24,028,688 shares of our common stock are issuable upon the exercise of options outstanding as of December 31, 2010, having a weighted-average exercise price of $14.55 per share, including 5,309,761 stock options granted during the fiscal year ended December 31, 2010 with a weighted-average grant date fair value of $17.31 per share; and 203,782 shares of our common stock are issuable upon the vesting of restricted stock unit awards outstanding as of December 31, 2010. If we issue additional equity securities, including in exchange for our outstanding convertible debt or in connection with the exercise or vesting of equity awards, the price of our common stock may be materially and adversely affected and the holdings of our existing stockholders would be diluted.

Our certificate of incorporation and bylaws could discourage acquisition proposals, delay a change in control or prevent transactions that may be in your best interests.

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

In the ordinary course of business, we are involved in various legal proceedings, including, among others, patent oppositions, patent infringement litigation and other matters incidental to our business. While it is not possible to accurately predict or determine the eventual outcome of these matters or estimate a range of loss, one or more of these matters currently pending could have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ Global Market under the symbol HGSI. The following table presents the quarterly high and low closing prices as quoted by NASDAQ.

	High	Low

2010
First Quarter	$32.68	$25.76
Second Quarter	$33.30	$22.46
Third Quarter	$30.18	$21.84
Fourth Quarter	$29.79	$23.60
2009
First Quarter	$2.78	$0.48
Second Quarter	$3.19	$0.82
Third Quarter	$20.50	$2.39
Fourth Quarter	$31.15	$17.96

As of January 31, 2011, there were 592 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future, in part because existing contractual agreements prohibit such dividends. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ U.S. Stock Market Total Return Index (the “TRI”) and the NASDAQ Pharmaceutical Index (the “NPI”). The comparison assumes $100 was invested on December 31, 2005 in our Common Stock and in each of the foregoing indices and assumes the reinvestment of dividends, if any.

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

We present below our selected consolidated financial data for the years ended December 31, 2010, 2009 and 2008, and as of December 31, 2010 and 2009, which have been derived from the audited consolidated financial statements included elsewhere herein and should be read in conjunction with such consolidated financial statements and the accompanying notes. We present below our selected financial data for the years ended December 31, 2007 and 2006, and as of December 31, 2008, 2007 and 2006, which have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share and ratio data)

Statement of Operations Data:
Revenue:
Product sales	$47,159	$154,074	$—	$—	$—
Manufacturing and development services	22,695	50,653	—	—	—
Research and development collaborative agreements	87,497	71,022	48,422	41,851	25,755

Total revenue	157,351	275,749	48,422	41,851	25,755

Costs and expenses:
Cost of product sales	29,941	15,805	—	—	—
Cost of manufacturing and development services	15,016	18,215	—	—	—
Research and development expenses	196,370	173,709	243,257	246,293	209,515
General and administrative expenses	106,797	61,073	60,865	55,874	53,101
Facility-related exit charges (credits)	—	759	—	(3,673)	29,510

Total costs and expenses	348,124	269,561	304,122	298,494	292,126

Income (loss) from operations	(190,773)	6,188	(255,700)	(256,643)	(266,371)
Investment income	16,966	12,727	23,487	32,988	27,131
Interest expense	(59,500)	(58,424)	(62,912)	(60,716)	(39,606)
Gain on extinguishment of debt	—	38,873	—	—	—
Gain on sale of long-term equity investment	—	5,259	32,518	—	14,759
Other income (expense)	76	(238)	(6,284)	—	—

Income (loss) before taxes	(233,231)	4,385	(268,891)	(284,371)	(264,087)
Income tax benefit	—	1,274	—	—	—

Net income (loss)	$(233,231)	$5,659	$(268,891)	$(284,371)	$(264,087)

Net income (loss) per share, basic and diluted	$(1.24)	$0.04	$(1.99)	$(2.12)	$(2.00)

Other Data:
Ratio of earnings to fixed charges	—	1.06	—	—	—
Coverage deficiency	$(233,231)	$—	$(268,891)	$(284,371)	$(264,087)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA, CONTINUED

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, short-term investments, marketable securities and restricted investments(1)	$933,382	$1,191,660	$372,939	$603,840	$763,084
Total assets(1)	1,315,029	1,530,630	686,832	961,566	1,161,922
Total debt and lease financing(2)	623,367	598,435	664,074	637,513	612,811
Accumulated deficit	(2,419,897)	(2,186,666)	(2,192,325)	(1,923,434)	(1,639,063)
Total stockholders’ equity (deficit)	585,763	755,415	(136,304)	117,145	364,892

(1)	“Cash, cash equivalents, short-term investments, marketable securities and restricted investments” and “Total assets” for 2010, 2009, 2008, 2007 and 2006 include $79,510, $88,437, $69,360, $70,931 and $61,165 respectively, of restricted investments relating to certain leases.

(2)	“Total debt and lease financing” for 2010, 2009, 2008, 2007 and 2006 does not include any operating lease obligations under various facility and equipment lease arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Human Genome Sciences, Inc. (“HGS”) is a biopharmaceutical company that exists to place new therapies into the hands of those battling serious disease. Our lead products in development are BENLYSTA® (belimumab) for systemic lupus erythematosus (“SLE”) and raxibacumab for inhalation anthrax.

BENLYSTA continues to progress toward commercialization. On November 16, 2010, the U.S. Food and Drug Administration (“FDA”) Arthritis Advisory Committee voted 13-2 to recommend that the FDA approve BENLYSTA for the treatment of autoantibody-positive patients with active SLE who are receiving standard therapy. The Advisory Committee provides non-binding recommendations for consideration by the FDA, which then makes the final decision on approval. In December 2010, the FDA extended the Prescription Drug User Fee Act (“PDUFA”) target date for its priority review of BENLYSTA from December 9, 2010 to March 10, 2011.

In June 2010, GlaxoSmithKline (“GSK”), our partner in the co-development and commercialization of BENLYSTA, submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for approval to market BENLYSTA in Europe. We expect to have the EMA decision in the second half of 2011. GSK has also submitted regulatory applications in Canada, Australia, Switzerland, Russia, Brazil and The Philippines. Regulatory submissions in other countries are planned in 2011.

In preparation for the anticipated launch and commercialization of BENLYSTA, we have hired and trained a specialized commercial team including sales, marketing and medical affairs. We are also building our own HGS commercial team to work alongside GSK in Europe. We believe we have produced sufficient BENLYSTA inventory to meet the anticipated global market need for at least one year, and are increasing our capacity to meet long-term demand.

We continue to deliver raxibacumab to the U.S. Strategic National Stockpile (“SNS”) for emergency use in treating inhalation anthrax. In 2009, we completed the delivery of 20,001 doses of raxibacumab to the SNS under an initial order and as a result recognized $162.5 million in product sales and manufacturing and development services revenue. In July 2009, the U.S. Government (“USG”) exercised its option to purchase 45,000 additional doses of raxibacumab, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed, $64.9 million of which has been recognized as revenue through December 31, 2010. In May 2009, we submitted a Biologics License Application (“BLA”) to the FDA for raxibacumab for the treatment of inhalation anthrax. We received a Complete Response Letter in November 2009, and we will continue to work closely with the FDA to obtain approval. HGS will receive approximately $20.0 million from the USG upon FDA licensure of raxibacumab.

In addition to these products in our internal pipeline, we have substantial financial rights to two novel drugs that GSK has advanced to late-stage development. The first of these is darapladib, which was discovered by GSK using HGS technology. In two pivotal Phase 3 trials, GSK is currently evaluating whether darapladib can reduce the risk of adverse cardiovascular events such as heart attack or stroke in patients with chronic coronary heart disease and acute coronary syndrome, respectively. With a planned enrollment of more than 27,000 patients in the two trials, the Phase 3 clinical program for darapladib is among the largest ever conducted to evaluate the safety and efficacy of any cardiovascular medication. The second is albiglutide. GSK currently has eight Phase 3 trials in progress to evaluate the long-term efficacy, safety and tolerability of albiglutide as monotherapy and add-on therapy for patients with type 2 diabetes mellitus. Albiglutide was created by HGS using its proprietary albumin-fusion technology, and the product was licensed to GSK in 2004.

We are also working to expand and advance our mid- and early-stage pipeline beyond potential additional indications for BENLYSTA, with a primary focus on immunology and oncology. We continue to develop our oncology portfolio around our expertise in the apoptosis, or programmed cell death, pathway and we plan to initiate Phase 2 development of our human monoclonal antibody to the CCR5 receptor for the treatment of ulcerative colitis.

Overview (continued)

We and Novartis were developing ZALBINtm for the treatment of patients with chronic hepatitis C. In 2010 the FDA expressed concerns regarding the risk-benefit assessment of ZALBIN dosed at 900-mcg every two weeks. Based on the FDA and similar EMA feedback, we and Novartis decided to end further development of ZALBIN in 2010.

Strategic partnerships are an important driver of our commercial success. We have a co-development and commercialization agreement with GSK for BENLYSTA, and raxibacumab is being developed under a contract with the Biomedical Advanced Research and Development Authority of the Office of the Assistant Secretary for Preparedness and Response, U.S. Department of Health and Human Services. Our strategic partnerships with leading pharmaceutical and biotechnology companies allow us to leverage our strengths and gain access to sales and marketing infrastructure, as well as complementary technologies. Some of these partnerships provide us with licensing or other fees, clinical development cost-sharing, milestone payments and rights to royalty payments as products are developed and commercialized. In some cases, we are entitled to certain commercialization, co-promotion, revenue-sharing and other product rights.

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

Critical Accounting Policies and the Use of Estimates (continued)

Inventories.  Inventories, which are recorded at the lower of cost or market, include materials, labor and other direct and indirect costs and are valued using the first-in, first-out method. The Company capitalizes inventories produced in preparation for product launches when the related product candidates are considered likely to receive regulatory approval and it is probable that the related costs will be recoverable through the commercialization of the product.

Leases.  We lease various real properties under operating leases that generally require us to pay taxes, insurance and maintenance. During 2006, we entered into a 20-year lease agreement with BioMed Realty Trust, Inc. (“BioMed”) for our Traville facility. We account for the Traville lease with BioMed as an operating lease.

During 2006 and as described further in Note F, Long-Term Debt, of the Notes to the Consolidated Financial Statements, we sold our large-scale manufacturing facility (“LSM”) and headquarters land to BioMed, and simultaneously agreed to lease such assets back over 20 years. We recorded the sale and leaseback of these assets as a financing transaction and accordingly recorded the allocated sale proceeds as outstanding debt on our balance sheet. We account for lease payments under the related lease agreements as principal and interest payments on this debt.

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

Research and development collaborative agreements.  Our revenue recognition policies for all non-refundable up-front license fees and milestone arrangements are in accordance with the guidance provided in FASB ASC Topic 605, Revenue Recognition. FASB ASC Topic 605 provides guidance on when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to FASB ASC Topic 605’s separation criteria, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement. Under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting, non-refundable up-front license fees are deferred and recognized as revenue on a straight-line basis over the expected term of our continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. If not deemed substantive, we would recognize such milestones as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable;

Critical Accounting Policies and the Use of Estimates (continued)

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

The up-front license fee and expense reimbursement received in 2006 from Novartis in connection with ZALBIN along with subsequently received milestones were recognized ratably over the estimated four-year clinical development period ending in 2010. Our initial payment from GSK in connection with BENLYSTA was recognized ratably over the estimated four-year clinical development period ending in 2010. Our up-front license fee with GSK in connection with albiglutide is being recognized ratably over the estimated eight-year clinical development period ending in 2012. Our revenues from other research and development collaborative agreements in 2010, 2009 and 2008 have generally been recognized in full upon receipt, as we have met the criteria for recognition.

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

We account for share-based awards to employees and non-employee directors pursuant to FASB ASC Topic 718, Compensation — Stock Compensation, which requires that compensation cost resulting from share-based payment transactions be recognized in the financial statements at fair value over the service period. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We use the Black-Scholes-Merton model to estimate the fair value of our option grants. The fair value calculated by this model is a function of several factors, including grant price, the risk-free interest rate, the estimated term of the option and the estimated future volatility of the option. The estimated term and estimated future volatility of the options require our judgment.

Exit Accruals.  In 2006, we exited certain facilities, including certain headquarters space (“Wing C”), which required us to make significant estimates in several areas including the realizable values of assets deemed redundant or excess and the ability to generate sublease income. We evaluate these estimates on a quarterly basis and adjust the accrued exit expenses if there is a material change in the estimates used or if there is a material change in the facts and circumstances relating to the accrual.

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

Critical Accounting Policies and the Use of Estimates (continued)

jurisdictions. Our income taxes have not been subject to examination by any tax jurisdictions since its inception. Accordingly, all our filed income tax returns are subject to examination by the taxing jurisdictions.

Results of Operations

Years Ended December 31, 2010 and 2009

Revenues.  We had revenues of $157.4 million and $275.7 million for 2010 and 2009, respectively. Revenues for 2010 consisted primarily of $82.8 million recognized from Novartis primarily relating to recognition of all remaining unrecognized up-front license fees and milestones due to the decision to end further development of ZALBIN, as well as $47.2 million in raxibacumab product sales and $21.3 million from contract manufacturing services. Revenues for 2009 consisted primarily of $154.1 million in raxibacumab product sales, $54.2 million recognized from Novartis related to straight-line recognition of up-front license fees and milestones reached for ZALBIN, $26.1 million related to raxibacumab development services and $24.4 million from contract manufacturing services.

Cost of sales.  Cost of sales includes both cost of product sales of $29.9 million and cost of manufacturing and development services of $15.0 million for 2010. Cost of sales includes both cost of product sales of $15.8 million and cost of manufacturing and development services of $18.2 million for 2009. Cost of product sales for 2010 includes the cost of manufacturing raxibacumab and royalties whereas the cost of product sales for 2009 included only royalties, as the manufacturing costs had been previously expensed. Cost of product sales for 2010 also includes amounts expensed related to rejected or terminated production batches. Our manufacturing and development services costs include costs associated with contract manufacturing services and raxibacumab development services costs. The decrease in manufacturing and development services costs is primarily due to reduced contract manufacturing activities.

Expenses.  Research and development expenses were $196.4 million for 2010 as compared to $173.7 million for 2009. Our research and development expenses for 2010 are net of $61.6 million of costs primarily reimbursed by GSK and Novartis. Our research and development expenses for 2009 are net of $44.0 million of costs reimbursed by GSK and Novartis.

We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development costs.

Our research costs amounted to $23.2 million for 2010 as compared to $19.0 million for 2009. This increase is primarily due to activity related to HGS1029 and new target development. Our research costs for 2010 and 2009 are net of $2.9 million and $3.2 million, respectively, of cost reimbursement primarily from GSK and Novartis under cost sharing provisions in our collaboration agreements.

Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $27.8 million for 2010 from $31.4 million for 2009. This decrease is primarily due to decreased activity related to contract manufacturing services and ZALBIN, partially offset by increased BENLYSTA activity. Pharmaceutical sciences costs for 2010 include $0.6 million of net costs incurred by GSK and Novartis. Pharmaceutical sciences costs for 2009 are net of $0.5 million of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements.

Our manufacturing costs increased to $80.2 million for 2010 from $49.0 million for 2009. This increase is primarily due to increased BENLYSTA production partially offset by decreased ZALBIN activity and capitalization of raxibacumab manufacturing costs in 2010. Our manufacturing costs for 2010 and 2009 are net of $43.4 million and $9.7 million, respectively, of anticipated cost reimbursement from GSK and Novartis under the cost sharing provisions in our collaboration agreements. Manufacturing costs incurred to produce BENLYSTA prior to the FDA Advisory Committee vote to recommend approval were expensed as incurred.

Our clinical development costs decreased to $65.2 million for 2010 from $74.3 million for 2009. The decrease is primarily due to the completion of our first BENLYSTA Phase 3 clinical trial in 2009, completion of our second Phase 3 BENLYSTA clinical trial in March 2010 and decreased raxibacumab development activities. Our clinical

Results of Operations (continued)

Years Ended December 31, 2010 and 2009 (continued)

development costs for 2010 and 2009 are net of $15.9 million and $30.5 million, respectively, of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements.

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

General and administrative expenses increased to $106.8 million for 2010 from $61.1 million for 2009. This increase is primarily due to increased commercial readiness activities, such as market research and additional personnel including our sales force, which was hired in late 2010. General and administrative expenses in future periods are likely to increase as the level of commercial activities rises.

Facility-related exit charges of $0.8 million for 2009 relate to an adjustment to our exit reserve for Wing C. See Note J, Facility-Related Exit Charges, of the Notes to the Consolidated Financial Statements for additional discussion.

Investment income increased to $17.0 million for 2010 from $12.7 million for 2009. The increase is primarily due to higher average investment balances partially offset by lower yields on our portfolio. Investment income also includes realized net losses on our short-term investments, marketable securities and restricted investments of $0.3 million for 2010 as compared to net losses of $0.8 million for 2009. The yield on our investments was approximately 1.6% for 2010, as compared to approximately 2.5% for 2009. A general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

Interest expense increased to $59.5 million for 2010 compared to $58.4 million for 2009. Interest expense includes non-cash interest expense related to amortization of debt discount of $23.1 million and $21.9 million for 2010 and 2009, respectively, as a result of the adoption of FASB ASC 470 which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.

The gain on extinguishment of debt of $38.9 million for 2009 relates to the repurchase of convertible subordinated debt due in 2011 and 2012 with a face value of approximately $106.2 million for an aggregate cost of approximately $50.0 million plus accrued interest. The gain on extinguishment of debt is net of write-offs of related debt discount of $16.4 million and deferred financing charges of $0.9 million.

The gain on sale of long-term equity investment for 2009 of $5.3 million relates to the 2008 sale of our investment in CoGenesys, Inc. (“CoGenesys”). The agreement between CoGenesys and Teva Pharmaceutical Industries Ltd. (“Teva”) provided for an escrow of a portion of the purchase price. We received the final payment for our equity investment during 2009 and recorded a gain of $5.3 million with respect to this escrow.

We recorded other income of $0.1 million for 2010, and other expense of $0.2 million for 2009.

Income Tax Benefit.  Income tax benefit of $1.3 million for 2009 represents a credit received in 2009 of $0.5 million for 2008 and an accrued income tax benefit of $0.8 million for 2009. We elected to accelerate recognition of research and development tax credits by electing out of bonus depreciation pursuant to regulations passed in 2008.

Net Income (Loss).  We recorded a net loss of $233.2 million, or $1.24 per basic and diluted share, for 2010, compared to net income of $5.7 million, or $0.04 per share, for 2009. The change from net income to net loss is primarily due to lower product sales and manufacturing and development services revenue in 2010 versus 2009 and

Results of Operations (continued)

Years Ended December 31, 2010 and 2009 (continued)

the gain on extinguishment of debt in 2009, partially offset by increased revenue recognized from the Novartis agreement in 2010.

Years Ended December 31, 2009 and 2008

Revenues.  We had revenues of $275.7 million and $48.4 million for 2009 and 2008, respectively. Revenues for 2009 consisted primarily of $154.1 million in raxibacumab product sales, $26.1 million related to raxibacumab development services, $24.4 million from contract manufacturing services and $54.2 million recognized from Novartis related to straight-line recognition of up-front license fees and milestones reached for ZALBIN. Revenues for 2008 consisted primarily of $35.4 million recognized from Novartis related to straight-line recognition of up-front license fees and milestones reached for ZALBIN and $6.5 million recognized from GSK related to straight-line recognition of an up-front fee for BENLYSTA. Revenue recognized from Novartis increased in 2009 due to receipt of a $75.0 million milestone which was being recognized over the remaining development period, ending in the fall of 2010.

Cost of sales.  Cost of sales includes both cost of product sales of $15.8 million and cost of manufacturing and development services of $18.2 million for 2009. No cost of sales were incurred in 2008 as we had no revenue from product sales or manufacturing and development services. With respect to the initial 2006 order for raxibacumab, we incurred substantially all of the product and service costs prior to 2009, and expensed these costs as incurred. We incurred royalty costs associated with the initial order during 2009, which are included in cost of product sales. In addition, we have recorded as cost of product sales the expenses associated with manufacturing additional raxibacumab incurred prior to receiving the follow-on order in July 2009. Our manufacturing and development service costs include raxibacumab development service costs incurred in 2009 and costs associated with contract manufacturing services. After approval of a product, inventoriable costs are capitalized into inventory and will be expensed as the inventory is sold.

Expenses.  Research and development expenses were $173.7 million for 2009 as compared to $243.3 million for 2008. Our research and development expenses for 2009 are net of $0.9 million and $43.1 million of costs reimbursed by Novartis and GSK, respectively. Our research and development expenses for 2008 are net of $36.1 million and $51.8 million of costs reimbursed by Novartis and GSK, respectively.

We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development costs.

Our research costs amounted to $19.0 million for 2009 as compared to $25.6 million for 2008. This decrease is primarily due to the conclusion of animal studies being conducted for raxibacumab in 2008, and a $5.0 million milestone payment made to Aegera Therapeutics, Inc. (“Aegera”) in 2008. Our research costs for 2009 and 2008 are net of $3.2 million and $2.4 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $31.4 million for 2009 from $35.9 million for 2008. This decrease is primarily due to decreased activity related to raxibacumab and ZALBIN, partially offset by increased activity related to contract manufacturing services. Pharmaceutical sciences costs for 2009 and 2008 are net of $0.5 million and $1.2 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

Our manufacturing costs decreased to $49.0 million for 2009 from $77.1 million for 2008. This decrease is primarily due to capitalizing raxibacumab production costs beginning in 2009 and decreased production of raxibacumab, ZALBIN and BENLYSTA, partially offset by increased manufacturing services activities. Our manufacturing costs for 2009 and 2008 are net of $9.7 million and $19.9 million, respectively, of anticipated cost reimbursement from Novartis and GSK under the commercial cost sharing provisions in our collaboration agreements.

Results of Operations (continued)

Years Ended December 31, 2009 and 2008 (continued)

Our clinical development costs decreased to $74.3 million for 2009 from $104.7 million for 2008. This decrease is primarily due to the substantial completion of our ZALBIN Phase 3 clinical trials in late 2008, completion of the first Phase 3 BENLYSTA clinical trial and wind down of the second Phase 3 BENLYSTA clinical trial during 2009 and decreased HGS-ETR1 clinical trial costs. Our clinical development costs for 2009 and 2008 are net of $30.5 million and $64.4 million, respectively, of cost reimbursement from Novartis and GSK under cost sharing provisions in our collaboration agreements.

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

General and administrative expenses increased to $61.1 million for 2009 from $60.9 million for 2008. This increase is primarily due to increased pre-commercial launch activities, partially offset by decreased legal expenses associated with our patents.

Facility-related exit charges of $0.8 million for 2009 relate to an adjustment to our exit reserve for Wing C. Our Wing C subtenant terminated its lease during 2009, which resulted in an exit charge of $11.4 million during the second quarter of 2009. During the fourth quarter of 2009, we decided to resume production activities in most of Wing C and accordingly, reversed $10.6 million of the $11.4 million charge, resulting in a net exit charge of $0.8 million for the full year. During 2008, we did not incur any facility-related exit charges. See Note J, Facility-Related Exit Charges, of the Notes to the Consolidated Financial Statements for additional discussion.

Investment income decreased to $12.7 million for 2009 from $23.5 million for 2008. The decrease is primarily due to lower yields in 2009 as compared to 2008, partially offset by higher average investment balances. Investment income also includes realized net losses on our short-term investments, marketable securities and restricted investments of $0.8 million for 2009 as compared to net gains of $0.9 million for 2008. The yield on our investments was approximately 2.5% for 2009, as compared to approximately 4.6% for 2008.

Interest expense decreased to $58.4 million for 2009 compared to $62.9 million for 2008. Interest expense includes non-cash interest expense related to amortization of debt discount of $21.9 million and $24.2 million for 2009 and 2008, respectively, as a result of the adoption of FASB ASC Topic 470 which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate. The decrease in interest expense is primarily due to the February 2009 repurchase of convertible subordinated debt due in 2011 and 2012.

The gain on extinguishment of debt of $38.9 million for 2009 relates to the repurchase of convertible subordinated debt due in 2011 and 2012 with a face value of approximately $106.2 million for an aggregate cost of approximately $50.0 million plus accrued interest. The gain on extinguishment of debt is net of write-offs of related debt discount of $16.4 million and deferred financing charges of $0.9 million.

The gain on sale of long-term equity investment for 2009 and 2008 of $5.3 million and $32.5 million respectively, relates to the 2008 sale of our investment in CoGenesys. We received initial proceeds in 2008 of $47.3 million. Our cost basis in this investment was $14.8 million, resulting in a gain of $32.5 million. The agreement between CoGenesys and Teva provided for an escrow of a portion of the purchase price. We received the final payment for our equity investment during 2009 and recorded an additional gain of $5.3 million.

Other expense of $0.2 million for 2009 primarily represents unrealized, non-cash foreign currency translation losses related to our investment in Aegera, which is denominated in Canadian dollars. Other expense of $6.3 million for 2008 was due to an other-than-temporary impairment of our investment in debt securities issued by Lehman

Results of Operations (continued)

Years Ended December 31, 2009 and 2008 (continued)

Brothers Holdings, Inc. (“LBHI”). During 2008, LBHI experienced a significant deterioration in its credit worthiness and filed a petition under Chapter 11 of the U.S. Bankruptcy Code.

Income Tax Benefit.  Income tax benefit of $1.3 million represents a credit received in 2009 of $0.5 million for 2008 and an accrued income tax benefit of $0.8 million for 2009. We elected to accelerate recognition of research and development tax credits by electing out of bonus depreciation pursuant to regulations passed in 2008.

Net Income (Loss).  We recorded net income of $5.7 million, or $0.04 per basic and diluted share, for 2009, compared to a net loss of $268.9 million, or $1.99 per share, for 2008. The improvement to net income from a net loss is primarily due to 2009 activity including revenue from raxibacumab, gain on extinguishment of debt and reduced research and development expenses.

Liquidity and Capital Resources

We had working capital of $250.2 million as of December 31, 2010 compared to working capital of $616.6 million as of December 31, 2009. The decrease in our working capital is primarily due to the use of working capital to fund our operations and the classification of $188.6 million of our 2 1/4% Convertible Subordinated Notes due 2011 as a current liability as of December 31, 2010 compared to non-current as of December 31, 2009.

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates. We will also continue to incur costs related to our pre- and post-commercial launch activities, and will incur significant sales and marketing costs if BENLYSTA is approved. In the event our working capital needs exceed our available working capital, we can utilize our non-current marketable securities, which are classified as “available-for-sale”. In 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period, which began in 2009. We expect to receive a total of approximately $142.0 million from this order as deliveries are completed, $64.9 million of which was recognized as revenue through 2010. We may also receive payments under collaboration agreements, to the extent milestones are met, which would further improve our working capital position. We continue to evaluate our working capital position on an ongoing basis.

To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity.

The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We have completed our fourth Phase 3 trial and have several ongoing Phase 1 and Phase 2 trials and expect to initiate additional trials in the future. The duration and cost of our clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial. However, the duration of these phases may vary considerably according to the type, complexity, novelty and intended use of the drug candidate. Some trials may take considerably longer to complete.

Liquidity and Capital Resources (continued)

Our clinical development expenses are impacted by the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status
		as of December 31,(2)
Product Candidate (1)	Indication	2010	2009	2008

BENLYSTA	Systemic Lupus Erythematosus	Phase 3(3)	Phase 3	Phase 3
BENLYSTA	Rheumatoid Arthritis	(4)	Phase 2	Phase 2
Raxibacumab	Anthrax	(5)	(5)	(5)
HGS1029	Cancer	Phase 1	Phase 1	Phase 1
HGS-ETR1	Cancer	Phase 2	Phase 2	Phase 2
ZALBIN	Hepatitis C	(6)	Phase 3	Phase 3
HGS-ETR2	Cancer	(7)	(7)	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug Application (“IND”) has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Results from two Phase 3 clinical trials reported; MAA and BLA filed in June 2010; BLA PDUFA target date of March 10, 2011.

(4)	Phase 2 trial completed; treatment IND ongoing.

(5)	BLA filed in 2009; Complete Response Letter received from FDA; additional work ongoing.

(6)	Further development discontinued.

(7)	Ongoing Phase 1 trial by National Institutes of Health; further development not anticipated.

We identify our drug candidates by conducting numerous preclinical studies. We may conduct multiple clinical trials to cover a variety of indications for each drug candidate. Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates.

We are advancing a number of drug candidates, including antibodies, and a small molecule, in part to diversify the risks associated with our research and development spending. In addition, our manufacturing plants have been designed to enable multi-product manufacturing capability.

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

Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement with GSK in 2006 with respect to BENLYSTA and received a payment of $24.0 million. We and GSK share Phase 3 and 4 development costs, and share sales and marketing expenses and profits of any product that is commercialized in accordance with the collaboration agreement. We also entered into a collaboration agreement with Novartis in 2006. During 2010, we recorded approximately $61.6 million due primarily from GSK and Novartis with respect to our cost sharing agreements as a reduction of research and development expenses. We recognized the up-front fees and milestones received from GSK and Novartis as revenue ratably over the estimated remaining development periods. Based on the decision in September 2010 to end further development of ZALBIN, all remaining deferred revenue related to the payments received from Novartis was recognized. Furthermore, we will not be receiving any of the remaining $300.0 million in milestone payments from Novartis with respect to ZALBIN.

Liquidity and Capital Resources (continued)

We have collaborators who have sole responsibility for product development. For example, GSK is developing other products under separate agreements as part of our overall relationship with them. We have no control over the progress of GSK’s development plans. We cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development.

Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. Our long-term strategy includes the acquisition of other biotechnology companies or in-license of additional product candidates to complement and supplement our existing product pipeline, and we may acquire such companies and in-license additional product candidates that have demonstrated positive pre-clinical and/or clinical data. Any such acquisition or in-license agreement could include consideration in the form of cash, which would have an adverse effect on our liquidity. We expect that our existing funds, payments received under the raxibacumab contract and other agreements and investment income will be sufficient to fund our operations for at least the next twelve months.

Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities, the magnitude of our discovery and preclinical development programs and the level of our pre- and post-commercial launch activities. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Depending upon market and interest rate conditions, we may take actions to strengthen further our financial position. We may undertake financings and may repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions. During 2009 we repurchased approximately $106.2 million of our convertible subordinated debt due in 2011 and 2012 at a cost of approximately $50.0 million plus accrued interest. In August and December 2009 we completed public offerings of our common stock, resulting in net cash proceeds of approximately $812.9 million.

We have certain contractual obligations that may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources. Our operating leases, along with our unconditional purchase obligations, are not recorded on our balance sheets. Debt associated with the 2006 sale of our LSM to BioMed and accompanying leaseback is recorded on our balance sheet as of December 31, 2010 and 2009. We have an option to purchase the Traville facility in 2016 for $303.0 million. This is not reflected in the contractual obligations table below because we are not obligated to exercise this option.

Liquidity and Capital Resources (continued)

Our contractual obligations as of December 31, 2010 are summarized as follows:

	Payments Due by Period
		One Year	Two to	Four to	After
	Total	or Less	Three Years	Five Years	Five Years
	(dollars in millions)

Contractual Obligations
Long-term debt — convertible notes(1)	$417.6	$206.2	$211.4	$—	$—
Long-term lease commitment — BioMed(2)	446.5	25.0	51.5	53.6	316.4
Operating leases(3)	346.6	20.9	42.8	44.4	238.5
Manufacturing source of supply(4)	25.9	25.9	—	—	—
Raxibacumab royalties(5)	4.8	2.9	1.9	—	—
Other long-term liabilities reflected on our balance sheets(6)	—	—	—	—	—

Total contractual cash obligations(7)	$1,241.4	$280.9	$307.6	$98.0	$554.9

(1)	Contractual interest obligations related to our convertible subordinated notes included above total $13.7 million as of December 31, 2010. Contractual interest obligations of $9.1 million, $4.6 million are due in one year or less and two to three years, respectively.

(2)	Contractual interest obligations related to BioMed are included above and aggregate $393.5 million as of December 31, 2010. Contractual interest obligations of $25.0 million, $51.5 million, $53.6 million and $263.4 million are due in one year or less, two to three years, four to five years and after five years, respectively.

(3)	Includes Traville headquarters operating lease with BioMed with aggregate payments of $325.5 million. Lease payments of $18.2 million, $37.6 million, $39.1 million and $230.6 million are due in one year or less, two to three years, four to five years and after five years, respectively.

(4)	Amounts relate to supply commitments with respect to BENLYSTA. Under the terms of the contract we could be obligated to pay at least an additional $88.0 million, however the contract includes termination clauses and therefore these amounts have been excluded from the table above.

(5)	Includes royalties associated with the delivery of raxibacumab to the U.S. Strategic National Stockpile.

(6)	In the event we reach certain development milestones for BENLYSTA or raxibacumab such as regulatory approval, we would be obligated to make payments of up to $9.0 million over the next five years. In the event we reach certain development milestones related to HGS1029, we would be obligated to pay up to $204.0 million. Our other products are in either Phase 1 or Phase 2 and would also obligate us to make certain milestone payments should they reach Phase 3 or regulatory approval. These other payments could result in aggregate milestone payments of $14.5 million. Because we cannot forecast with any degree of certainty whether any of these products will reach these milestones, we have excluded these amounts and any royalty payments, except for those royalty payments related to raxibacumab sales under the current order from the USG, from the above table.

(7)	For additional discussion of our debt obligations and lease commitments, see Note F, Long-Term Debt and Note G, Commitments and Other Matters, of the Notes to the Consolidated Financial Statements.

As of December 31, 2010, we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $1.8 billion, excluding approximately $0.3 billion of stock-based compensation NOLs, which expire, if unused, through December 31, 2030. We also have available research and development tax credit and other tax credit carryforwards of approximately $35.0 million, the majority of which will expire, if unused, through December 31, 2030.

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

Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases is currently approximately $2.6 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which were renewed in December 2009. We are required to have restricted investments of approximately $34.3 million which serve as security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option through the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $36.0 million in 2011 to approximately $21.0 million in 2019.

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

We do not currently have operations of a material nature that are subject to risks of foreign currency fluctuations. We do not use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government-sponsored enterprise securities, high-grade debt having at least an “A−” rating at time of purchase and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 13 months, decreases the risk of a material loss caused by a market change related to interest rates.

We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $10.2 million, or approximately 1.1% of the aggregate fair value of $933.4 million, as of December 31, 2010. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of December 31, 2010. We believe that any interest rate change related to our investment securities held as of December 31, 2010 is not material to our consolidated financial statements. As of December 31, 2010, the yield on comparable one-year investments was approximately 0.3%, as compared to our current portfolio yield of approximately 1.7%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

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

Our facility leases for our Traville headquarters and LSM require us to maintain minimum levels of restricted investments of approximately $39.8 million, or $39.5 million if in the form of cash, as collateral for these facilities. Together with the requirement to maintain approximately $34.3 million in restricted investments with respect to our small-scale manufacturing facility leases, our overall level of restricted investments is currently required to be approximately $74.1 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment.

Our convertible subordinated notes bear interest at fixed rates. As a result, our interest expense on these notes is not affected by changes in interest rates.

Our wholly-owned subsidiary, Human Genome Sciences Europe GmbH (“HGS Europe”) assists in our clinical trials and clinical research collaborations in European countries. Although HGS Europe’s activities are denominated primarily in euros, we believe the foreign currency fluctuation risks to be immaterial to our operations as a whole. Our wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) sponsors some of our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks with respect to HGS Pacific. During 2010 we formed additional European subsidiaries in preparation for commercial activity in that region. The formation of these subsidiaries slightly increases our exposure to foreign currency fluctuation risks, as they are predominantly denominated in euros. We do not believe the risk of foreign currency gains or losses to be material to our overall operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 — F-37.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2010, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on internal control over financial reporting which follows herein.

ITEM 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of
Human Genome Sciences, Inc.
Rockville, Maryland

We have audited Human Genome Sciences Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Human Genome Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Human Genome Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
February 24, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2011 annual meeting of stockholders (the “2011 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the relevant information concerning principal accounting fees and services to be included in the 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Index to Consolidated Financial Statements

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not required.

(3) Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 1994; Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A, filed on April 3, 1998; Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 16, 1999; Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2001; Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 8, 2008; and Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 24, 2010).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed on October 6, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-45272), filed on September 6, 2000).
4.2	Indenture, dated as of October 4, 2004, between the Company and The Bank of New York, as trustee, including the form of 2 1/4% Convertible Subordinated Note due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2004).
4.3	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee, including the form of 2 1/4% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 9, 2005).
10.1†	Co-development and Commercialization Agreement, dated as of August 1, 2006, between Glaxo Group Limited and the Company (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed on February 26, 2009).
10.2†*	Amendment No. 1, dated as of November 25, 2009, to Co-development and Commercialization Agreement between Glaxo Group Limited and the Company.
10.3†*	Amendment No. 2, dated as of October 5, 2010, to Co-development and Commercialization Agreement between Glaxo Group Limited and the Company.
10.4	Lease Agreement, dated as of December 1, 1997, between Maryland Economic Development Corporation and the Company (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K, filed on March 31, 1998).
10.5	Amendment No. 1, dated as of December 1, 2009, to Lease Agreement between Maryland Economic Development Corporation and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed on March 2, 2010).

Exhibit No.	Description

10.6	Amended and Restated Lease Agreement, dated as of December 1, 2009, between Maryland Economic Development Corporation and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on March 2, 2010).
10.7	Purchase and Sale Agreement, dated as of May 2, 2006, between BioMed Realty, L.P. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2006).
10.8	Lease Agreement, dated as of May 24, 2006, between BMR-Belward Campus Drive LSM LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2006).
10.9	Lease Agreement, dated as of May 24, 2006, between BMR-Shady Grove Road HQ LLC and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2006).
10.10	Collateral Pledge Agreement, dated as of December 1, 2009, among the Company, as Pledgor, Manufacturers and Traders Trust Company, as Pledgee, and Manufacturers and Traders Trust Company, as the Collateral Agent (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed on March 2, 2010).
10.11	Reimbursement Agreement, dated as of December 1, 2009, between the Company and Manufacturers and Traders Trust Company, relating to 1997 Series Revenue Bonds (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on March 2, 2010).
10.12	Reimbursement Agreement, dated as of December 1, 2009, between the Company and Manufacturers and Traders Trust Company, relating to Series 1999 A and B Revenue Bonds (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed on March 2, 2010).
10.13†	Solicitation (as amended) and Modification of Contract, dated June 24, 2006, awarded by the U.S. Department of Health and Human Services, Biomedical Advanced Research and Development Authority to the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q/A, filed on September 27, 2007).
10.14†	Amendment of Solicitation/Modification of Contract, dated July 17, 2009, awarded by the U.S. Department of Health and Human Services, Biomedical Advanced Research and Development Authority to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on October 29, 2009).
C 10.15	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 22, 2010).
C 10.16	Employment Agreement, dated as of November 21, 2004, between the Company and H. Thomas Watkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 23, 2004).
C 10.17	First Amendment, dated as of January 1, 2008, to Employment Agreement between the Company and H. Thomas Watkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2007).
C 10.18	Second Amendment, dated as of January 1, 2009, to Employment Agreement between the Company and H. Thomas Watkins (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on February 26, 2009).
C 10.19	Form of Executive Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 20, 2007).
C 10.20	Form of First Amendment to Executive Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on February 26, 2009).
C 10.21	Second Amended and Restated Key Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2007).
C 10. 22	Form of First Amendment to Second Amended and Restated Key Executive Severance Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed on February 26, 2009).

Exhibit No.	Description

C 10.23	Human Genome Sciences, Inc. Discretionary Bonus Policy (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 20, 2007).
C 10.24	Human Genome Sciences, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 24, 2009).
C 10.25	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 1, 2005).
C 10.26	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2004).
C 10.27	Form of Stock Unit Grant Agreement under the Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on December 20, 2007).
12.1*	Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

C	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

BY: /s/ H. Thomas Watkins
H. Thomas Watkins
President and Chief Executive Officer

Dated: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ H. Thomas Watkins H. Thomas Watkins	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/ David P. Southwell David P. Southwell	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2011

/s/ Argeris N. Karabelas, Ph.D. Argeris N. Karabelas, Ph.D.	Chairman of the Board	February 24, 2011

/s/ Richard J. Danzig Richard J. Danzig	Director	February 24, 2011

/s/ Jürgen Drews, M.D. Jürgen Drews, M.D.	Director	February 24, 2011

/s/ Colin Goddard, Ph.D. Colin Goddard, Ph.D.	Director	February 24, 2011

/s/ Maxine Gowen, Ph.D. Maxine Gowen, Ph.D.	Director	February 24, 2011

/s/ Tuan Ha-Ngoc Tuan Ha-Ngoc	Director	February 24, 2011

/s/ John LaMattina, Ph.D. John LaMattina, Ph.D.	Director	February 24, 2011

/s/ Augustine Lawlor Augustine Lawlor	Director	February 24, 2011

/s/ Gregory Norden Gregory Norden	Director	February 24, 2011

/s/ Robert C. Young, M.D. Robert C. Young, M.D.	Director	February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Human Genome Sciences, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Human Genome Sciences, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Human Genome Sciences, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
February 24, 2011

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$155,691	$567,667
Short-term investments	282,016	151,528
Accounts receivable	25,958	23,892
Collaboration receivables	18,856	10,356
Inventory	43,091	20,149
Prepaid expenses and other current assets	5,569	7,176

Total current assets	531,181	780,768
Marketable securities	416,165	384,028
Property, plant and equipment (net of accumulated depreciation)	253,122	263,123
Restricted investments	79,510	88,437
Collaboration receivables, non-current	29,225	6,920
Long-term equity investments	3,241	3,016
Other assets	2,585	4,338

TOTAL ASSETS	$1,315,029	$1,530,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,798	$38,369
Accrued payroll and related taxes	30,157	30,997
Convertible subordinated debt	188,620	—
Collaboration payable	12,984	4,000
Deferred revenues	5,134	88,565
Accrued exit expenses	2,251	2,227

Total current liabilities	280,944	164,158
Convertible subordinated debt, non-current	184,231	349,807
Lease financing	250,516	248,628
Deferred rent	10,358	8,665
Deferred revenues, non-current	2,517	1,978
Accrued exit expenses, non-current	700	1,979

Total liabilities	729,266	775,215

Stockholders’ equity:
Preferred stock — $0.01 par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock — $0.01 par value; 400,000,000 shares authorized; 188,980,748 and 185,254,660 shares issued and oustanding at December 31, 2010 and 2009, respectively	1,890	1,853
Additional paid-in capital	2,996,645	2,932,863
Accumulated other comprehensive income	7,125	7,365
Accumulated deficit	(2,419,897)	(2,186,666)

Total stockholders’ equity	585,763	755,415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,315,029	$1,530,630

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except share and per share amounts)

Revenue:
Product sales	$47,159	$154,074	$—
Manufacturing and development services	22,695	50,653	—
Research and development collaborative agreements	87,497	71,022	48,422

Total revenue	157,351	275,749	48,422

Costs and expenses:
Cost of product sales	29,941	15,805	—
Cost of manufacturing and development services	15,016	18,215	—
Research and development expenses	196,370	173,709	243,257
General and administrative expenses	106,797	61,073	60,865
Facility-related exit charges	—	759	—

Total costs and expenses	348,124	269,561	304,122

Income (loss) from operations	(190,773)	6,188	(255,700)
Investment income	16,966	12,727	23,487
Interest expense	(59,500)	(58,424)	(62,912)
Gain on extinguishment of debt	—	38,873	—
Gain on sale of long-term equity investment	—	5,259	32,518
Other income (expense)	76	(238)	(6,284)

Income (loss) before taxes	(233,231)	4,385	(268,891)
Income tax benefit	—	1,274	—

Net income (loss)	$(233,231)	$5,659	$(268,891)

Basic net income (loss) per share	$(1.24)	$0.04	$(1.99)

Diluted net income (loss) per share	$(1.24)	$0.04	$(1.99)

Weighted average shares outstanding, basic	187,791,437	149,334,426	135,406,642

Weighted average shares outstanding, diluted	187,791,437	155,053,473	135,406,642

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except share amounts)

Balance — December 31, 2007	134,936,512	$1,349	$2,036,078	$3,152	$(1,923,434)	$117,145
Comprehensive income (loss):
Net loss	—	—	—	—	(268,891)	(268,891)
Unrealized loss on investments	—	—	—	(7,052)	—	(7,052)
Cumulative translation adjustment	—	—	—	(590)	—	(590)

Comprehensive loss						(276,533)
Shares of common stock issued pursuant to stock-based compensation plans	803,466	8	4,589	—	—	4,597
Stock-based compensation expense	—	—	18,487	—	—	18,487

Balance — December 31, 2008	135,739,978	1,357	2,059,154	(4,490)	(2,192,325)	(136,304)
Comprehensive income (loss):
Net income	—	—	—	—	5,659	5,659
Unrealized gain on investments	—	—	—	11,264	—	11,264
Cumulative translation adjustment	—	—	—	591	—	591

Comprehensive income						17,514
Issuance of common stock pursuant to public offerings	44,522,250	446	812,423	—	—	812,869
Shares of common stock issued pursuant to stock-based compensation plans	4,992,432	50	48,762	—	—	48,812
Stock-based compensation expense	—	—	12,524	—	—	12,524

Balance — December 31, 2009	185,254,660	1,853	2,932,863	7,365	(2,186,666)	755,415
Comprehensive income (loss):
Net loss	—	—	—	—	(233,231)	(233,231)
Unrealized loss on investments	—	—	—	(212)	—	(212)
Cumulative translation adjustment	—	—	—	(28)	—	(28)

Comprehensive loss						(233,471)
Issuance of common stock pursuant to bond redemption	562	—	8	—	—	8
Shares of common stock issued pursuant to stock-based compensation plans	3,725,526	37	38,344	—	—	38,381
Stock-based compensation expense	—	—	25,430	—	—	25,430

Balance — December 31, 2010	188,980,748	$1,890	$2,996,645	$7,125	$(2,419,897)	$585,763

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$(233,231)	$5,659	$(268,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	25,430	12,524	18,593
Depreciation and amortization	21,305	21,255	21,143
Amortization of debt discount	23,052	21,936	24,183
Facility-related exit charges	—	759	—
Accrued interest on short-term investments, marketable securities and restricted investments	5,552	(493)	581
Gain on extinguishment of long-term debt	—	(38,873)	—
Gain on sale of long-term equity investment	—	(5,259)	(32,518)
Non-cash expenses and other	2,177	3,759	8,265
Changes in operating assets and liabilities:
Accounts receivable	(2,066)	(21,021)	—
Collaboration receivables	(30,805)	4,800	13,792
Inventory	(22,942)	(20,149)	—
Prepaid expenses and other assets	2,110	(1,640)	2,760
Accounts payable and accrued expenses	3,444	(9,152)	(7,247)
Accrued payroll and related taxes	(840)	12,423	4,126
Collaboration payable	8,984	(4,000)	—
Deferred revenues	(82,892)	17,234	(44,959)
Accrued exit expenses	(1,533)	(1,953)	(2,083)
Deferred rent	1,566	1,859	1,992

Net cash used in operating activities	(280,689)	(332)	(260,263)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(840,145)	(625,041)	(15,065)
Proceeds from sale and maturities of short-term investments and marketable securities	681,687	388,277	211,722
Capital expenditures — property, plant, and equipment	(9,782)	(10,019)	(9,724)
Proceeds from sale of long-term equity investment	—	5,259	47,336
Release of restricted investments	300	3,291	4,877

Net cash provided by (used in) investing activities	(167,940)	(238,233)	239,146

Cash flows from financing activities:
Purchase of restricted investments	(31,672)	(47,002)	(28,897)
Proceeds from sale and maturities of restricted investments	30,081	26,426	26,120
Proceeds from issuance of common stock	39,269	861,573	4,432
Purchase of treasury stock	(1,025)	(15)	(105)
Extinguishment of long-term debt	—	(49,998)	—

Net cash provided by financing activities	36,653	790,984	1,550

Net increase (decrease) in cash and cash equivalents	(411,976)	552,419	(19,567)
Cash and cash equivalents — beginning of period	567,667	15,248	34,815

Cash and cash equivalents — end of period	$155,691	$567,667	$15,248

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Cash paid (received) during the period for:
Interest	$33,169	$33,609	$34,729
Income taxes	$(1,948)	$809	$—

During 2010, the Company was able to reduce certain of its lease-related collateral obligations and transferred restricted investments of $9,014 into short-term investments.

During 2010, 2009 and 2008, the Company recorded non-cash accretion of $277, $1,384 and $466, respectively, related to its exit accrual for certain exited space.

During 2010, 2009 and 2008, lease financing increased as a result of non-cash accretion with respect to the Company’s 2006 leases with BioMed Realty Trust, Inc. (“BioMed”) by $1,889, $2,151 and $2,378 respectively. Because the lease payments are less than the amount of calculated interest expense for the first nine years of the leases, the lease balance will increase during this period.

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE A) — The Company

Human Genome Sciences, Inc. (the “Company”) is a biopharmaceutical company that exists to place new therapies into the hands of those battling serious disease. Its lead products in development are BENLYSTA® (belimumab) for systemic lupus erythematosus (“SLE”) and raxibacumab for inhalation anthrax.

BENLYSTA continues to progress toward commercialization. The Company is awaiting the U.S. Food and Drug Administration (“FDA”) decision, which is currently expected by March 10, 2011, regarding marketing approval of BENLYSTA. GlaxoSmithKline (“GSK”), the Company’s BENLYSTA partner, submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for approval to market BENLYSTA in Europe with an EMA decision expected in the second half of 2011. In preparation for the anticipated launch and commercialization of BENLYSTA, the Company has hired and trained a specialized commercial team including sales, marketing and medical affairs. The Company is also building its own commercial team to work alongside GSK in Europe.

The Company, which is located primarily in the United States, operates in a single business segment.

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

Inventories

Inventories, which are recorded at the lower of cost or market, include materials, labor and other direct and indirect costs and are valued using the first-in, first-out method. The Company capitalizes inventories produced in preparation for product launches when the related product candidates are considered likely to receive regulatory approval and it is probable that the related costs will be recoverable through the commercialization of the product. In the case of raxibacumab, inventory costs were capitalized after the Company received a follow-on order from the U.S. Government (“USG”) in July 2009. BENLYSTA costs were capitalized after the FDA Advisory Committee vote in November 2010 to recommend approval of the product. See Note E, Other Financial Information and Cost of product sales discussion within this Note B, for additional information.

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

Manufacturing and development services

As part of its raxibacumab contract with the USG and the Biomedical Advanced Research and Development Authority (“BARDA”), the Company performed a variety of drug development services primarily relating to the conduct of animal and human studies. Upon BARDA’s acceptance of the initial raxibacumab delivery, the Company billed the USG for the drug development work previously performed, and recorded this as manufacturing and development services revenue during 2009. The Company has been recording additional development revenue as services are performed. The Company has entered into agreements with certain commercial parties for manufacturing process development, clinical and commercial supply of certain biopharmaceutical products. Revenue under these agreements is recognized as services are performed or products delivered, depending on the nature of the work contracted, using the proportional performance method of accounting. Performance is assessed using output measures such as units-of-work performed to date as compared to total units-of-work contracted. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

Cost of product sales

The Company capitalizes inventories produced in preparation for product launches when the related product candidates are considered likely to receive regulatory approval and it is probable that the related costs will be recoverable through the commercialization of the product. Prior to capitalization, the cost of manufacturing drug product is recognized as research and development expense in the period that the cost is incurred. Therefore, manufacturing costs incurred prior to capitalization are not included in cost of product sales when revenue is recognized from the sale of that drug product.

Prior to receiving a follow-on order for raxibacumab from the USG in July 2009, the Company did not capitalize inventory costs related to this product. Although authorization to ship to the U.S. Strategic National Stockpile was received in January 2009, there continued to be uncertainty around future product orders. Beginning in July 2009, the cost of manufacturing raxibacumab is recognized as a cost of product sales (capitalized and then expensed when revenue is recognized), rather than research and development expenses in the period that the cost is incurred.

Cost of product sales also includes royalties paid or payable to third parties based on the sales levels of certain products.

Cost of manufacturing and development services

Cost of manufacturing and development services represents costs associated with the Company’s contract manufacturing arrangements and other development services. The costs associated with work previously performed to conduct animal and human studies for raxibacumab were recognized as research and development expenses in the period that the costs were incurred. Therefore, these pre-acceptance development costs are not included in cost of manufacturing and development services for 2009. The Company is recording additional raxibacumab development services costs as incurred.

Research and Development

Research and development costs are charged to expense as incurred, unless otherwise capitalized pursuant to FASB ASC Topic 730, Research and Development. Research and development costs include salaries and related benefits, outside services, licensing fees or milestones, materials and supplies, building costs and allocations of certain support costs. Research and development direct expenditures were $196,370, $173,709 and $243,257 for 2010, 2009 and 2008, respectively. Reimbursement of research and development expenses received in connection with collaborative cost-sharing agreements is recorded as a reduction of such expenses.

Leases

The Company accounts for its leases under FASB ASC Topic 840, Leases. The Company has a number of operating leases and has entered into sale-leaseback transactions for land and facilities. See Note G, Commitments and Other Matters, for additional discussion.

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

Net Income (Loss) Per Share

The Company follows the provisions under FASB ASC Topic 260, Earnings Per Share, which requires the Company to present basic and diluted earnings per share. The Company’s basic and diluted income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during all periods presented. Shares issuable upon the conversion of the Company’s convertible subordinated debt are excluded from diluted earnings per share calculations for 2010, 2009 and 2008 because the effects are anti-dilutive.

Foreign Currency

Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates that are in effect as of the balance sheet date, and equity accounts are translated at historical rates. Revenue and expenses are translated at average exchange rates that are in effect during the year. Translation adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity in the consolidated balance sheets. Transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

Comprehensive Income (Loss)

FASB ASC Topic 220, Comprehensive Income, requires unrealized gains and losses on the Company’s available-for-sale short-term investments, marketable securities and long-term equity investments and the activity for the cumulative translation adjustment to be included in other comprehensive income.

The components of accumulated other comprehensive income are as follows:

	December 31,
	2010	2009

Net unrealized gains on:
Short-term investments and marketable securities	$6,313	$5,496
Long-term equity investment in VIA Pharmaceuticals	4	21
Restricted investments	805	1,816
Foreign currency translation	3	32

Accumulated other comprehensive income	$7,125	$7,365

Accumulated other comprehensive income excludes net realized losses included in net loss of $303 for 2010. Accumulated other comprehensive income excludes net realized gains included in net income (loss) of $4,504 and $33,619 for 2009 and 2008, respectively. The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE B) —	Summary of Significant Accounting Policies (continued)

Sources of Supply

The Company is currently able to obtain most of its raw materials, supplies and equipment from various sources, and generally has no dependence upon a single supplier. However, certain materials required for manufacturing are currently available only from single sources. As the Company proceeds with commercialization of its products, it intends to identify alternative sources of supply wherever possible.

Recent Accounting Pronouncements

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have objective and reliable evidence of fair value. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables. These new standards are effective for the Company as of January 1, 2011, however early adoption is permitted. The Company does not expect the adoption of these standards to have a material effect on its consolidated results of operations, financial position or liquidity.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures were effective for reporting periods beginning after December 15, 2009, and had no material impact on the Company’s financial statements for 2010. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010. The Company does not expect the additional provisions of ASU 2010-06 to have a material effect on its consolidated results of operations, financial position or liquidity.

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for the Company on January 1, 2011. The Company does not expect the adoption of ASU 2010-17 to have a material effect on its consolidated results of operations, financial position or liquidity.

In December 2010, the FASB issued ASU 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (“ASU 2010-27”), which specifies that the liability for the new fee mandated by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this update are effective for calendar years beginning after December 31, 2010. The Company is currently evaluating the impact ASU 2010-27 will have on its consolidated results of operations, financial position and liquidity.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE C) — Investments

Available for sale investments, including accrued interest, as of December 31, 2010 and 2009 were as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Government-sponsored enterprise securities	$140,849	$848	$(13)	$141,684
Corporate debt securities	138,691	1,660	(19)	140,332

Subtotal — Short-term investments	279,540	2,508	(32)	282,016

Government-sponsored enterprise securities	105,007	1,164	(140)	106,031
Corporate debt securities	307,322	3,695	(883)	310,134

Subtotal — Marketable securities	412,329	4,859	(1,023)	416,165

Restricted cash and cash equivalents	7,455	—	—	7,455
U.S. Treasury and agencies	1,302	10	—	1,312
Government-sponsored enterprise securities	19,605	200	(6)	19,799
Corporate debt securities	50,343	630	(29)	50,944

Subtotal — Restricted investments	78,705	840	(35)	79,510

Total	$770,574	$8,207	$(1,090)	$777,691

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and agencies	$7,997	$32	$—	$8,029
Government-sponsored enterprise securities	34,667	672	(29)	35,310
Corporate debt securities	107,283	1,099	(193)	108,189

Subtotal — Short-term investments	149,947	1,803	(222)	151,528

Government-sponsored enterprise securities	172,191	2,009	(673)	173,527
Corporate debt securities	208,824	2,106	(429)	210,501

Subtotal — Marketable securities	381,015	4,115	(1,102)	384,028

Restricted cash and cash equivalents	6,693	—	—	6,693
Government-sponsored enterprise securities	20,316	394	(17)	20,693
Corporate debt securities	59,612	1,470	(31)	61,051

Subtotal — Restricted investments	86,621	1,864	(48)	88,437

Total	$617,583	$7,782	$(1,372)	$623,993

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

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE C) — Investments (continued)

The Company’s restricted investments with respect to its large-scale manufacturing facility (“LSM”) lease, as amended, will serve as collateral in favor of the landlord in lieu of providing the landlord with either a cash deposit or a standby letter of credit. Under the LSM lease, the Company is required to pledge to the landlord a minimum of $20,000 in marketable securities or provide the landlord with a $19,750 cash security deposit.

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

Short-term investments, Marketable securities and Restricted investments — unrealized losses

The Company’s gross unrealized losses and fair value of investments with unrealized losses were as follows:

	December 31, 2010
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprise securities	$54,718	$(13)	$—	$—	$54,718	$(13)
Corporate debt securities	38,718	(18)	1,536	(1)	40,254	(19)

Subtotal — Short-term investments	93,436	(31)	1,536	(1)	94,972	(32)

Government-sponsored enterprise securities	100,983	(140)	—	—	100,983	(140)
Corporate debt securities	65,392	(883)	—	—	65,392	(883)

Subtotal — Marketable securities	166,375	(1,023)	—	—	166,375	(1,023)

Government-sponsored enterprise securities	1,502	(6)	—	—	1,502	(6)
Corporate debt securities	7,110	(29)	—	—	7,110	(29)

Subtotal — Restricted investments	8,612	(35)	—	—	8,612	(35)

Total	$268,423	$(1,089)	$1,536	$(1)	$269,959	$(1,090)

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

The Company owned 322 available-for-sale U.S Treasury obligations, government-sponsored enterprise securities and corporate debt securities as of December 31, 2010. Of these 322 securities, 62 had unrealized losses as of December 31, 2010.

The Company’s equity investments of less than 20% in privately-held companies are carried at cost and are included in long-term equity investments on the consolidated balance sheets. See Note D, Collaborations and U.S. Government Agreement, for information regarding the Company’s investment in Aegera Therapeutics, Inc. There were no events or circumstances during 2010 that would have a significant adverse effect on the carrying value of these investments.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE C) — Investments (continued)

Other Information

The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investment securities as of December 31, 2010:

	Short-term		Marketable		Restricted
	Investments		Securities		Investments
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Less than one year	$279,540	$282,016	$—	$—	$39,842	$40,126
Due in year two through year three	—	—	323,222	326,506	36,623	37,077
Due in year four through year five	—	—	70,004	70,680	1,951	2,013
Due after five years	—	—	19,103	18,979	289	294

Total	$279,540	$282,016	$412,329	$416,165	$78,705	$79,510

The Company’s short-term investments include mortgage-backed securities with an aggregate cost of $53,944 and $22,471 as of December 31, 2010 and 2009 respectively, and an aggregate fair value of $54,718 and $23,026 as of December 31, 2010 and 2009, respectively. The Company’s marketable securities include mortgage-backed securities with an aggregate cost of $79,605 and $58,534 as of December 31, 2010 and 2009, respectively, and an aggregate fair value of $80,746 and $59,981 as of December 31, 2010 and 2009, respectively. The Company’s restricted investments include mortgage-backed securities with an aggregate cost of $4,748 and $7,483 as of December 31, 2010 and 2009, respectively, and an aggregate fair value of $4,834 and $7,593 as of December 31, 2010 and 2009, respectively. These securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.

The Company’s net proceeds, realized gains and realized losses from its investments are as follows:

	Year Ended December 31,
	2010	2009	2008

Proceeds on sale of investments prior to maturity	$708,896	$368,560	$237,861
Realized gains	1,673	7,026	34,113
Realized losses	(1,976)	(2,522)	(479)

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

During 2010, 2009 and 2008, the Company recognized interest income of $17,269, $13,506 and $22,406 respectively, in investment income.

(NOTE D) — Collaborations and U.S. Government Agreement

Principal Agreements

Agreements with GlaxoSmithKline

During 2006, the Company entered into a license agreement with GSK for the co-development and commercialization of BENLYSTA arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE D) —	Collaborations and U.S. Government Agreement (continued)

Principal Agreements (continued)

Agreements with GlaxoSmithKline (continued)

The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK share Phase 3 and 4 development costs, and share sales and marketing expenses and profits of any product commercialized under the agreement. The Company will have primary responsibility for bulk manufacturing and for commercial manufacturing of the finished drug product. During 2010, the Company completed the second of two Phase 3 clinical trials and filed a Biologics License Application (“BLA”) with the FDA for BENLYSTA. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and recognized this payment as revenue over the remaining clinical development period, which ended in 2010. The Company recognized revenue of $3,445, $4,737 and $6,545 in 2010, 2009 and 2008, respectively, relating to this payment.

The BENLYSTA agreement arises from a 1993 agreement, as amended, in which the Company entered into a collaboration agreement providing GSK a first right to develop and market products in human and animal health care (“GSK Products”), based upon human genes identified by the Company. In June 1996, this agreement was substantially amended (the “1996 GSK Agreement”).

With respect to the Company’s rights under the 1996 GSK Agreement, the Company is entitled to (1) royalties on the net sales of certain GSK Products developed pursuant to the agreement, (2) product development milestones and (3) the option to co-promote up to 20% of any product developed by GSK under the collaboration agreement. If the Company were to exercise its option to co-promote any GSK Products, it would be entitled to receive additional amounts from GSK in proportion to its level of co-promotion. The Company has been informed that GSK is pursuing research programs involving specific genes for the creation of small molecule drugs. The Company cannot provide any assurance that any of these programs will be continued or result in any approved drugs.

In 2004, the Company entered into an agreement with GSK under which GSK acquired exclusive worldwide rights to develop and commercialize albiglutide, a drug that had been in late-stage preclinical development by the Company for potential use in the treatment of diabetes. In 2004, the Company received an up-front fee of $6,000 and is recognizing this revenue ratably over the clinical development period, which is estimated to be eight years. With respect to this fee, the Company recognized $460 as revenue in 2010 and $741 as revenue each year in the two year period ended December 31, 2009. As of December 31, 2010, the Company has also received and recognized development milestones aggregating $27,000 under the agreement, including $9,000 received and recognized in 2009.

Agreement with Novartis

During 2006, the Company entered into an agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of ZALBINtm. In June 2010, the Company announced that it had received preliminary written feedback from the FDA regarding the BLA it filed in November 2009 for ZALBIN. The FDA expressed concerns regarding the risk-benefit assessment of ZALBIN dosed at 900-mcg every two weeks. In September 2010, the Company and Novartis decided to end further development of ZALBIN in anticipation of a Complete Response Letter to be received from the FDA in early October. In October 2010, the Company received the FDA’s Complete Response Letter.

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

Principal Agreements (continued)

Agreement with Novartis (continued)

development of ZALBIN, the Company recognized all remaining deferred revenue related to these payments in September 2010. The Company recognized revenue of $82,806, $54,158 and $35,408 in 2010, 2009, and 2008, respectively, under this agreement.

License Agreement and Manufacturing Services Agreement with Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys)

In 2008, Teva Pharmaceuticals Industries, Ltd. (“Teva”) acquired all of the outstanding stock of CoGenesys and CoGenesys became a wholly-owned subsidiary of Teva called Teva Biopharmaceuticals USA, Inc. (“Teva Bio”). The Company had sold its CoGenesys division in 2006 and entered into a license agreement, as amended, that is now with Teva Bio. Under the license agreement, as amended, the Company is entitled to various milestone and royalty rights on certain products, if they are developed and commercialized. Teva Bio can obtain additional product rights by extending the initial seven-year research term upon the payment of additional consideration. In addition, the Company entered into a three-year manufacturing services agreement, as amended, which ended during 2009. The Company allocated, based on estimated fair values, $7,575 of its consideration received to the product license and manufacturing services agreement, which was recognized ratably over the term of the manufacturing services agreement, as amended. The Company recognized license revenue of $1,052 and $2,525 during 2009 and 2008, respectively, and manufacturing services revenue of $1,035 and $367 during 2009 and 2008, respectively, relating to these agreements. See Note L, Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys), for additional discussion.

Collaboration reimbursements with respect to Novartis and GSK

The Company’s research and development expenses in 2010 of $196,370 are net of $62,022 of costs reimbursed by GSK and include $663 of costs incurred by Novartis. Research and development expenses of $173,709 in 2009 were net of $43,069 and $851 of costs reimbursed by GSK and Novartis, respectively. Research and development expenses of $243,257 in 2008 were net of $51,783 and $36,104 reimbursed by GSK and Novartis, respectively. The Company shares certain research and development costs including personnel costs, outside services, manufacturing, and overhead with Novartis and GSK under cost sharing provisions in the collaboration agreements.

U.S. Government Agreement

During 2006, the USG exercised its option under the second phase of a 2005 contract to purchase 20,001 doses of raxibacumab for its U.S. Strategic National Stockpile (“SNS”). Under this two-phase contract, the Company has supplied raxibacumab, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the USG. Along with the cost to manufacture the 20,001 doses, the Company has incurred the cost to conduct several animal and human studies as part of this contract. During 2009, the Company received authorization from BARDA to ship raxibacumab to the SNS and delivered all of the 20,001 doses. In July 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period beginning in 2009. The Company expects to receive a total of approximately $142,000 from this order as deliveries are completed The Company recognized $47,159 and $154,074 in product revenue related to raxibacumab in 2010 and 2009, respectively. The Company recognized $1,438 and $26,146 in manufacturing and development services revenue related to the work to conduct the animal and human studies and other raxibacumab activities in 2010 and 2009, respectively. The Company is entitled to receive approximately $20,000 under the contract with the USG upon FDA licensure of raxibacumab.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE D) —	Collaborations and U.S. Government Agreement (continued)

Other Collaborative and License Agreements

During 2007, the Company entered into a collaboration and license agreement with Aegera Therapeutics, Inc. (“Aegera”) of Montreal, Canada under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a three-year research period. During 2010, the Company and Aegera agreed to extend the research period by one year. Under the agreement, the Company paid Aegera an aggregate of $20,000 for the license and for an equity investment in Aegera. The Company allocated $16,852 to the license fee and $3,148 to the investment. The value per share assigned to this investment was equal to the value per share obtained by Aegera through external financing earlier in 2007. Aegera will be entitled to receive up to $295,000 in future development and commercial milestone payments, including a $5,000 milestone payment made by the Company during 2008. Aegera will receive royalties on net sales in the Company’s territory. In North America, Aegera will have the option to co-promote with the Company, under which Aegera will share certain expenses and profits in lieu of its royalties. The Company incurred and expensed research costs of $2,364, $2,321 and $2,249 related to the Aegera agreement during 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company values its cost basis investment in Aegera at $3,237, based on year-end exchange rates, which is included in long-term equity investments on the consolidated balance sheets.

In 1999, the Company entered into a collaborative agreement with Cambridge Antibody Technology Ltd. (assumed by MedImmune LLC (“MedImmune”) through acquisition) to jointly pursue the development of fully human monoclonal antibody therapeutics. MedImmune will receive milestone payments from the Company in connection with the development of any such antibodies as well as royalty payments on the Company’s net sales of such licensed product following regulatory approval. In the event of the achievement of other milestones or successful product launch, the Company would be obligated to pay MedImmune additional compensation. Since 1999, the Company has exercised one option and made payments to MedImmune totaling $5,000 pursuant to this agreement.

In 2000, the Company entered into a second agreement with Cambridge Antibody Technology Ltd. The 2000 agreement provides the Company with rights to use MedImmune technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company will pay MedImmune clinical development milestones and royalties based on product sales. Under this same agreement, the Company paid MedImmune $12,000 for research support. Since 2000, the Company has exercised several options and made certain payments. During 2010 and 2009, the Company incurred milestone and royalty expenses to MedImmune of approximately $2,389 and $8,600, respectively, associated with the sale of raxibacumab to the USG, which are included in cost of product sales on the consolidated statements of operations. No option or milestone expenses were incurred in 2008.

(NOTE E) —	Other Financial Information

Collaboration Receivables

Collaboration receivables of $18,856 as of December 31, 2010 includes $13,165 due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which will be sold within the next year. Collaboration receivables also includes $5,166 in unbilled receivables from GSK in connection with the Company’s cost-sharing agreements and other unbilled receivables. Collaboration receivables of $10,356 as of December 31, 2009 includes $9,461 in unbilled receivables from GSK in connection with the Company’s cost sharing agreements, and other billed and unbilled receivables.

Collaboration receivables, non-current of $29,225 relates to the amount due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which will not be sold within the next year.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE E) —	Other Financial Information (continued)

Collaboration Receivables (continued)

Within the December 31, 2009 consolidated balance sheet, $6,920 has been reclassified from other assets to collaboration receivables, non-current, to conform to current year presentation. Collaboration receivables, non-current, was deemed immaterial in 2009 for separate disclosure. Due to the Company’s continued production of pre-launch commercial product, it has become material and therefore is separately disclosed. The effect of the reclassification is not material to the consolidated financial statements.

Inventory

Inventories consist of the following:

	December 31,
	2010	2009

Raw materials	$12,641	$4,293
Work-in-process	23,426	9,512
Finished goods	7,024	6,344

	$43,091	$20,149

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are summarized as follows:

	December 31,
	2010	2009

Building (LSM)	$204,151	$204,151
Laboratory and production equipment	96,462	94,644
Computer equipment and software	39,296	38,793
Land and improvements	30,521	30,521
Leasehold improvements	26,678	25,046
Furniture and office equipment	7,274	6,629
Construction-in-progress	5,364	3,469

	409,746	403,253
Less: accumulated depreciation	(156,624)	(140,130)

	$253,122	$263,123

Depreciation expense was $20,055, $19,960 and $19,584 for 2010, 2009 and 2008, respectively.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE E) —	Other Financial Information (continued)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2010	2009

Accounts payable	$6,364	$1,036
Accrued clinical trial costs	13,665	22,083
Other accrued expenses	21,769	15,250

	$41,798	$38,369

Accrued clinical trial costs consist primarily of investigator fees, contract research organization services and laboratory costs.

Collaboration Payable

Collaboration payable of $12,984 as of December 31, 2010 represents cost reimbursements due to GSK and Novartis in connection with the Company’s cost sharing agreements for the six months ended December 31, 2010. Collaboration payable of $4,000 as of December 31, 2009 represents cost reimbursements due to Novartis in connection with the Company’s cost sharing agreement for the six months ended December 31, 2009. Within the December 31, 2009 consolidated balance sheet, $4,000 has been reclassified from accounts payable and accrued expenses to collaboration payable to conform to the current year presentation. Collaboration payable was deemed immaterial in 2009 for separate disclosure.

(NOTE F) —	Long-Term Debt

The components of long-term debt are as follows:

			December 31,
Debt	Interest Rate	Maturities	2010	2009

2 1/4% Convertible Subordinated Notes due 2011	2.25%	October 2011	$188,620	$178,104
2 1/4% Convertible Subordinated Notes due 2012	2.25%	August 2012	184,231	171,703

			372,851	349,807
BioMed lease financing	11.0%	May 2026	250,516	248,628

			623,367	598,435
Less current portion			(188,620)	—

			$434,747	$598,435

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE F) —	Long-Term Debt (continued)

Annual maturities of all long-term debt (representing cash to be paid) are as follows:

2011	$197,100
2012	206,740
2013	—
2014	—
2015	187
2016 and thereafter	52,774

$456,801

The difference between total debt of $623,367 and annual maturities of $456,801 is due to the accounting for the sale-leaseback of the Company’s headquarters land and LSM as a financing transaction and the debt discount relating to the convertible subordinated notes. During 2006, the Company entered into a purchase and sale agreement with BioMed in connection with the Company’s Traville headquarters land and LSM. The Company is accounting for the sale-leaseback as a financing transaction. Payments due for the BioMed debt resulting from this financing are based upon an allocation of fair value of the properties included in the transaction. Aggregate lease financing payments, including interest, over the remaining fifteen year period are approximately $446,522 including an annual lease escalation of 2%. Interest expense associated with this debt is being calculated at approximately 11%, which approximated the Company’s incremental borrowing rate at the time of the agreement. For the first nine years of the leases, the payments are less than the amount of calculated interest expense, which results in an increase in the debt balance during this period, reaching $254,699 in 2015. Accordingly, the Company has classified the full amount of the debt outstanding as of December 31, 2010 as long-term. Beginning in 2015, the payments begin to reduce the debt balance and are reflected in the annual maturities shown herein. At the end of the twenty-year leases, the remaining debt will be approximately $201,738.

During 2004, the Company completed the private placement of $280,000 of 2 1/4% Convertible Subordinated Notes due 2011 (“2 1/4% Notes due 2011”), convertible into common stock at approximately $15.55 per share. Under FASB ASC Topic 470, Debt, $191,804 of the proceeds from the 2 1/4% Notes due 2011 was allocated to long-term debt and $88,196 was allocated to equity based on the Company’s non-convertible borrowing rate in effect at the time the notes were issued. Debt issuance costs for the $191,804 of 2 1/4% Notes due 2011 amounted to approximately $5,924, which are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 2 1/4% Notes due 2011. Accumulated amortization of the debt issuance costs for the 2 1/4% Notes due 2011 is approximately $5,091 and $4,245 as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the net balance in deferred financing costs associated with the 2 1/4% Notes due 2011 was $436 and $1,032, respectively. During 2009, the Company repurchased 2 1/4% Notes due 2011 with a face value of $82,900 (as discussed below), and wrote off the related unamortized debt issuance costs and debt discount. The 2 1/4% Notes due 2011 also contain a provision for a “make-whole” premium to be paid by the Company to holders of the 2 1/4% Notes due 2011 in the event of certain changes in control that could occur during the life of the 2 1/4% Notes due 2011. The premium is payable in the form of cash, the Company’s common stock, or the same form of consideration used to pay for the shares of the Company’s common stock in connection with the transaction constituting the change in control. The premium declines over time and is based upon the price of the Company’s stock as of the effective date of the change in control. As of December 31, 2010, the maximum premium possible is approximately $21,533, or approximately 11% of the aggregate face value of 2 1/4% Notes due 2011 outstanding, in the event a qualified change in control occurs with a stock price of $16.00 per share at such date. If the stock price on the effective date of a change in control is less than $11.105 per share or greater than $55.00 per share, no premium will be paid.

During 2005, the Company completed the private placement of $230,000 of 2 1/4% Convertible Subordinated Notes due 2012 (“2 1/4% Notes due 2012”), convertible into common stock at approximately $17.78 per share. Under FASB

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE F) —	Long-Term Debt (continued)

ASC Topic 470, $143,266 of the proceeds from the 2 1/4% Notes due 2012 was allocated to long-term debt and $86,734 was allocated to equity based on the Company’s non-convertible borrowing rate in effect at the time the notes were issued. Debt issuance costs for the $143,266 of 2 1/4% Notes due 2012 amounted to approximately $4,220, which are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 2 1/4% Notes due 2012. Accumulated amortization of the debt issuance costs for the 2 1/4% Notes due 2012 is approximately $3,204 and $2,601 as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the net balance in deferred financing costs associated with the 2 1/4% Notes due 2012 was $869 and $1,411, respectively. During 2009, the Company repurchased 2 1/4% Notes due 2012 with a face value of $23,250 (as discussed below), and wrote off the related unamortized debt issuance costs and debt discount. The 2 1/4% Notes due 2012 also contain a provision for a “make-whole” premium to be paid by the Company to holders of the 2 1/4% Notes due 2012 in the event of certain changes in control that could occur during the life of the 2 1/4% Notes due 2012. The premium is payable in the form of the Company’s common stock by increasing the conversion rate to the holders of the notes who convert their notes. The premium, which is expressed as additional shares of common stock per one thousand dollars principal amount of notes, is based upon the price of the Company’s stock as of the effective date of the change in control. The maximum premium possible is approximately $34,456, or approximately 17% of the aggregate face value of 2 1/4% Notes due 2012 outstanding, in the event a qualified change in control occurs with a stock price of at least $14.82 per share at such date. If the stock price on the effective date of a change in control is less than $14.82 per share or greater than $100.00 per share, no premium will be paid.

During 2009, the Company repurchased 2 1/4% Notes due 2011 with a face value of $82,900 and 2 1/4% Notes due 2012 with a face value of $23,250 for an aggregate cost of approximately $50,000 plus accrued interest. The repurchase resulted in a gain on extinguishment of debt of $38,873, net of the related debt discount of $16,424 and deferred financing charges of $855.

The carrying amount and fair value of the Company’s long-term debt are as follows:

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

2 1/4% Convertible Subordinated Notes due 2011	$188,620	$320,311	$178,104	$402,084
2 1/4% Convertible Subordinated Notes due 2012	184,231	314,245	171,703	372,150
BioMed lease financing	250,516	266,016	248,628	265,293

	$623,367	$900,572	$598,435	$1,039,527

The components of the convertible subordinated debt are as follows:

	December 31, 2010
	Face	Unamortized	Carrying
	Value	Debt Discount	Amount

2 1/4% Convertible Subordinated Notes due 2011	$197,100	$(8,480)	$188,620
2 1/4% Convertible Subordinated Notes due 2012	206,740	(22,509)	184,231

	$403,840	$(30,989)	$372,851

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE F) —	Long-Term Debt (continued)

	December 31, 2009
	Face	Unamortized	Carrying
	Value	Debt Discount	Amount

2 1/4% Convertible Subordinated Notes due 2011	$197,100	$(18,996)	$178,104
2 1/4% Convertible Subordinated Notes due 2012	206,750	(35,047)	171,703

	$403,850	$(54,043)	$349,807

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

The fair value of the BioMed lease financing is determined using a discounted cash flow analysis and current rates for corporate debt having similar characteristics and companies with similar credit worthiness. The Company concluded that its incremental borrowing rate as of December 31, 2010 as compared to December 31, 2009 has increased, resulting in an increase in the fair value of the debt to $266,016.

(NOTE G) —	Commitments and Other Matters

Leases

The Company leases office and laboratory premises pursuant to operating leases expiring at various dates through 2026. Minimum annual rentals are as follows:

Year Ending December 31,

2011	$20,876
2012	21,241
2013	21,613
2014	21,993
2015	22,380
2016 and thereafter	238,496

$346,599

The operating lease commitment of $346,599 includes lease payments associated with the Company’s lease with BioMed for its Traville headquarters. During 2006 the Company entered into a lease with BioMed for its Traville headquarters following the termination of the Company’s Traville lease with its former lessor. Based upon an allocation of fair value, the initial annual rent for Traville was approximately $16,653. The aggregate rental payments over the remaining lease term are approximately $325,479, including an annual escalation of 2% which is accounted for on a straight-line basis over the lease term. The Company has an option to purchase the Traville facility in 2016 for $303,000. There are no financial covenants with respect to the BioMed lease.

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

Rent is based upon MEDCO’s debt service obligations. Annual base rent under the leases is currently approximately $2,640. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2011. The Company has restricted investments of approximately $35,400 and $34,500 as of December 31, 2010 and 2009, respectively, associated with these leases which serve as security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, the Company could lose part or all of its restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, the Company has an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $36,000 in 2011 to approximately $21,000 in 2019. The amended leases contain no debt covenants with respect to the Company’s financial condition.

See Note C, Investments, for additional discussion of the Company’s restricted investments.

The Company’s leases for office and laboratory space provide for certain rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $10,358 and $8,664 as of December 31, 2010 and 2009, respectively.

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

Rent expense aggregated $20,949, $22,357 and $27,588 for 2010, 2009 and 2008, respectively. The decrease in rent expense each year is due to the expiration of certain equipment leases.

401(k) Plan

The Company has a 401(k) pension plan available to eligible full-time employees. Participating employees may contribute up to 100% of their total eligible compensation to the plan, subject to Internal Revenue Service limitations. The Company currently matches a portion of the employee contributions. The Company’s contribution was $2,592, $1,645 and $1,945 for 2010, 2009 and 2008, respectively.

Contingent Liabilities

In the ordinary course of business, the Company is involved in various legal proceedings, including, among others, patent oppositions, patent infringement litigation and other matters incidental to its business. While it is not possible to accurately predict or determine the eventual outcome of these matters or estimate a range of loss, one or more of these matters currently pending could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Stock-based Compensation Plans

The Company has two stock-based compensation plans as described below. The following is a summary of the stock-based compensation expense that has been recorded in the consolidated statements of operations for the years indicated:

	Year Ended December 31,
	2010	2009	2008

Employee stock option and employee stock purchase plan	$24,277	$11,935	$17,630
Restricted stock units	1,068	589	647
Restricted stock awards	85	—	316

Total	$25,430	$12,524	$18,593

No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

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

As of December 31, 2010, the total authorized number of shares under the Incentive Plan, including prior plans, was 54,809,554. Options available for future grant were 4,706,605 as of December 31, 2010.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE H) —	Stockholders’ Equity (continued)

Stock-based Compensation Plans (continued)

Stock Incentive Plan (continued)

A summary of stock option activity for 2010 is as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(years)	Value(1)

Outstanding at January 1, 2010	24,601,174	$13.62	5.85	$476,728
Granted	5,309,761	30.36
Exercised	(3,600,641)	10.51		66,779
Forfeited	(440,817)	9.09
Expired	(1,840,789)	57.13

Outstanding at December 31, 2010	24,028,688	14.55	6.32	275,278

Vested and expected to vest at December 31, 2010	23,184,862	14.47	6.24	266,731

Exercisable at December 31, 2010	15,715,563	12.46	5.09	200,972

(1)	Aggregate intrinsic value includes only options in which the exercise price of the option is less than the market value of the Company’s stock on December 31, 2010, or for exercised options, the intrinsic value on the exercise date.

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-Average
	Number	Contractual	Exercise	Number	Weighted-Average
Range of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Exercise Price

$0.52 to $10.00	7,414,134	7.28	$3.71	4,113,051	$4.67
$10.01 to $12.50	7,237,748	4.93	10.95	7,021,482	10.96
$12.51 to $15.00	2,534,306	3.73	12.85	2,531,487	12.85
$15.01 to $35.00	6,070,839	8.60	29.08	1,277,882	26.16
$35.01 to $70.00	771,661	0.78	43.65	771,661	43.65

	24,028,688	6.32	14.55	15,715,563	12.46

During 2010, 2009 and 2008, the Company issued 3,600,641, 4,584,767 and 364,236 shares of common stock, respectively, in conjunction with stock option exercises. The Company received cash proceeds from the exercise of these stock options of approximately $37,841, $48,147 and $3,443, for 2010, 2009 and 2008, respectively.

As of December 31, 2010, total unrecognized compensation cost related to stock options amounted to $85,447, which is expected to be recognized over a weighted-average period of 2.6 years as the options vest. There were non-vested stock options outstanding for 8,329,125 shares as of December 31, 2010.

The total intrinsic value of stock options exercised during 2010, 2009 and 2008 was approximately $66,779, $51,205 and $720, respectively. The total fair value of stock options which vested during 2010, 2009 and 2008 was

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE H) —	Stockholders’ Equity (continued)

Stock-based Compensation Plans (continued)

Stock Incentive Plan (continued)

approximately $20,286, $12,353 and $17,078, respectively. The weighted-average grant-date fair value of stock options granted during 2010, 2009 and 2008 was $17.31, $0.91 and $2.25 per share, respectively.

The fair values of employee stock options granted during 2010, 2009 and 2008 were determined based on the Black-Scholes-Merton option-pricing model using the following range of assumptions:

	Year Ended December 31,
	2010	2009	2008

Expected life:
Stock options	5.5 years	5.5 years	5.4 years
Employee stock purchase plan rights	1.0 years	1.0 years	1.0 years
Interest rate	1.3% - 2.7%	1.4% - 2.8%	1.2% - 3.6%
Volatility	55.0% - 65.4%	53.0% - 83.5%	41.9% - 57.3%
Dividend yield	0%	0%	0%

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

Volatility  — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (implied volatility) during a period. The Company uses a combination of historical volatility and the implied volatility of its traded convertible notes as the basis for its expected volatility. Because the Company’s traded convertible notes are nearing maturity, in 2010 the Company added historical volatility to its overall volatility calculation. The weighted average volatility used was 63.5%, 55.9% and 43.7% for 2010, 2009 and 2008, respectively.

Dividend Yield  — The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Restricted Stock

Under the Incentive Plan, the Company has granted both restricted stock awards and restricted stock units (“RSUs”). Beginning in 2007, employees of the Company could elect to receive RSUs in lieu of a portion of their stock option grants. RSUs have service conditions and vest ratably on an annual basis over a four-year period. During 2010, the Company awarded 81,722 RSUs at a weighted-average grant date fair value of $31.91 per share. The Company incurred $1,153, $589 and $963 of compensation expense for 2010, 2009 and 2008, respectively, related to both RSUs and restricted stock awards.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE H) —	Stockholders’ Equity (continued)

Stock-based Compensation Plans (continued)

Stock Incentive Plan (continued)

A summary of the status of the Company’s restricted stock as of December 31, 2010 and changes during 2010, is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value

Restricted stock at January 1, 2010	205,737	$6.39
Granted	81,722	31.91
Vested	(79,982)	7.61
Forfeited	(3,695)	13.63

Restricted stock at December 31, 2010	203,782	16.01

Expected to vest at December 31, 2010	177,263	16.56

Stock-based compensation expense under FASB ASC Topic 718, Compensation — Stock Compensation, for 2010, 2009 and 2008 is not necessarily representative of the level of stock-based compensation expense in future years due to, among other things, (1) the vesting period of the stock-based compensation and (2) the number and fair value of additional stock-based grants in future years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”), as amended, registering 2,000,000 shares of $0.01 par value common stock for issuance under this plan. Under the Purchase Plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan. The common stock is purchased under the Purchase Plan at a discounted rate, currently at 15%, which results in this plan qualifying as compensatory. The first purchase period for the Purchase Plan began January 1, 2001. During 2010, the Company issued 71,798 shares of common stock pursuant to the Purchase Plan and recorded compensation cost of approximately $478. The weighted-average fair value of the employee stock purchase plan rights granted during 2010, 2009 and 2008 was $6.65, $0.53 and $0.84 per share, respectively. Common stock reserved for future employee purchase under the Purchase Plan aggregated 664,649 shares as of December 31, 2010. There are no other investment options for participants.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE I) —	Income Taxes

The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

	Year Ended December 31,
	2010	2009	2008

Federal income tax provision at 35%	$(77,112)	$1,491	$(91,416)
State taxes, net of federal tax benefit	(7,324)	185	(14,161)
Tax credits, principally for research and development	428	(1,813)	(3,500)
Research and development credit refunds	—	(1,274)	—
Other	3,064	(3,303)	3,447
Change in valuation allowance on deferred tax asset	80,944	3,440	105,630

	$—	$(1,274)	$—

The change in valuation allowance as reported above excludes the change in valuation allowance associated with the net deferred tax liability recorded in connection with the net unrealized gains on investments, as such amounts are recorded as a component of other comprehensive loss.

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Current	Long-Term
	Asset	Asset (Liability)

December 31, 2010
Net operating loss carryforward	$—	$796,645
Research and development and other tax credit carryforwards	—	34,854
Deferred revenue	2,182	761
Lease termination charges	—	3,302
Net unrealized gains on investments	—	(2,806)
Intangible assets	385	4,104
Equity-based compensation	—	13,664
Depreciation	—	18,633
Unamortized debt discount	—	(11,922)
Reserves and accruals	7,453	10,968
Deferred tax charge	5,909	18,712
Other	—	1,437

	15,929	888,352
Less valuation allowance	(15,929)	(888,352)

	$—	$—

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE I) —	Income Taxes (continued)

	Current	Long-Term
	Asset	Asset (Liability)

December 31, 2009
Net operating loss carryforward	$—	$739,900
Research and development and other tax credit carryforwards	—	35,282
Deferred revenue	34,935	781
Lease termination charges	—	3,957
Net unrealized gains on investments	—	(2,885)
Intangible assets	394	4,602
Equity-based compensation	—	11,561
Depreciation	—	14,154
Unamortized debt discount	—	(21,317)
Reserves and accruals	11,687	10,068
Other	—	726

	47,016	796,829
Less valuation allowance	(47,016)	(796,829)

	$—	$—

The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit is not more likely than not. The valuation allowance increased by $60,435 during 2010 to $904,281 as of December 31, 2010. The increase is primarily related to the net operating loss carryforward generated in the current year and the adjustment to the federal statutory rate.

Provision for income taxes is comprised of the following:

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$—	$(1,274)	$—
State	—	—	—
Foreign taxes	—	—	—
Deferred	—	—	—

	$—	$(1,274)	$—

The Company has available tax credit carryforwards of approximately $34,616 which expire, if unused, from the year 2011 through the year 2030. The Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $1,827,934, excluding stock-based compensation NOLs, which expire, if unused, from the year 2011 through the year 2030. The Company’s ability to utilize these NOLs may be limited under Internal Revenue Code Section 382 (“Section 382”). In connection with the adoption of stock-based compensation guidance in 2006, the Company elected to follow the with-and-without approach to determine the sequence in which deductions and NOL carryforwards are utilized. As of December 31, 2010, approximately $340,521 of the NOL carryforwards relate to stock-based compensation for which future tax benefits will be credited to equity.

Section 382 imposes annual limitations on the utilization of NOL carryfowards and other tax attributes upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE I) —	Income Taxes (continued)

ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a testing period (generally three years). The Company completed a Section 382 analysis during 2009. Based on this analysis, the Company does not believe that its NOLs and other tax attributes are limited under Section 382. The Company’s future utilization of all of the Company’s NOLs and other tax attributes is dependent upon the Company’s ability to generate sufficient income during the carryforward periods and no further significant changes in ownership.

The Company accounts for uncertain tax positions pursuant to the guidance of FASB ASC Topic 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2010 and 2009, the Company did not accrue any interest related to uncertain tax positions. The Company’s income taxes have not been subject to examination by any tax jurisdictions since the Company’s inception. Accordingly, all income tax returns filed by the Company are subject to examination by the taxing jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2010	2009	2008

Balance as of January 1	$30,022	$30,282	$29,611
Gross increases related to prior year tax positions	—	—	62
Gross decreases related to prior year tax positions	(803)	(1,108)	(558)
Gross increases related to current year tax positions	304	848	1,167

Balance as of December 31	$29,523	$30,022	$30,282

The Company believes that any of its uncertain tax positions would not result in adjustments to its effective tax rate because likely corresponding adjustments to deferred tax assets would be offset by adjustments to recorded valuation allowances. It is reasonably possible that the balance of uncertain tax positions will decrease by up to $635 within the next 12 months.

(NOTE J) — Facility-Related Exit Charges

During 2006, the Company exited certain headquarters space (“Wing C”) and recorded a charge of $9,156, net of estimated sublease income, pursuant to FASB ASC Topic 420, Exit or Disposal Cost Obligations. During the second quarter of 2009, the Company’s sublessee terminated its sublease, which resulted in an exit charge of approximately $11,400, comprised of an increase of $10,585 in accrued exit expenses and $850 in additional fixed asset impairments. During the fourth quarter of 2009, the Company decided to resume production activities in Wing C in order to support increased contract manufacturing services and increased early-stage clinical development and reversed approximately $10,675 of the exit reserve, representing the portion of the Wing C exit reserve related to the production space. The Company’s exit reserve is approximately $2,951 as of December 31, 2010.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE J) —	Facility-Related Exit Charges (continued)

The following table summarizes the activity related to the reserve for exit charges for 2010, all of which is facilities-related:

Balance as of January 1, 2010	$4,206
Accretion recorded	278

Subtotal	4,484
Cash items	(1,533)

Balance as of December 31, 2010	2,951
Less current portion	(2,251)

$700

(NOTE K) —	Fair Value Measurements

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

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE K) —	Fair Value Measurements (continued)

The Company’s assets and liabilities subject to fair value measurements on a recurring basis and the related fair value hierarchy are as follows:

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3

Residential mortgage-backed securities	$—	$54,718	$—
Government-sponsored enterprise securities	—	86,965	—
Asset-backed securities	—	12,988	—
Corporate debt securities	—	127,345	—

Short-term investments	$—	$282,016	$—

Residential mortgage-backed securities	$—	$80,746	$—
Government-sponsored enterprise securities	—	25,285	—
Asset-backed securities	—	58,904	—
Corporate debt securities	—	251,230	—

Marketable securities	$—	416,165	$—

Money market funds	$7,455	$—	$—
U.S. Treasury securities	1,311	—	—
Residential mortgage-backed securities	—	6,496	—
Government-sponsored enterprise securities	—	13,303	—
Asset-backed securities	—	4,422	—
Corporate debt securities	—	46,523	—

Restricted investments	$8,766	$70,744	$—

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

The fair value of the Company’s collaboration receivables, other assets, accounts payable, accrued expenses and collaboration payable approximate their carrying amount due to the relatively short maturity of these items. The fair value of the Company’s convertible subordinated debt is based on quoted market prices. The quoted market price of the Company’s convertible subordinated debt was approximately $635,000 as of December 31, 2010. With respect to its lease financing, the Company evaluated its incremental borrowing rate as of December 31, 2010, based on the current interest rate environment an d the Company’s credit risk. The fair value of the BioMed lease financing was

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE K) —	Fair Value Measurements (continued)

approximately $266,000 as of December 31, 2010 based on a discounted cash flow analysis, and current rates for corporate debt having similar characteristics and companies with similar creditworthiness.

(NOTE L) —	Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys)

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

(NOTE M) —	Earnings Per Share

Diluted net income (loss) per share was determined as follows:

	December 31,
	2010	2009	2008

Numerator:
Net income (loss) used for diluted net income (loss) per share	$(233,231)	$5,659	$(268,891)

Denominator:
Weighted average shares outstanding	187,791,437	149,334,426	135,406,642
Effect of dilutive securities:
Employee stock options and restricted stock units	—	5,719,047	—

Weighted average shares used for diluted net income (loss) per share	187,791,437	155,053,473	135,406,642

Diluted net income (loss) per share	$(1.24)	$0.04	$(1.99)

Common stock issued in connection with the Company’s Purchase Plan and through exercised options granted pursuant to the Incentive Plan are included in the Company’s weighted average share balance based upon the issuance date of the related shares. As of December 31, 2010, 2009 and 2008, the Company had 24,028,688, 24,601,174 and 28,373,151, respectively, stock options outstanding. The Company had 24,302,742, 24,303,304 and 30,942,877 shares issuable upon the conversion of the Company’s convertible subordinated debt as of December 31,

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(NOTE M) —	Earnings Per Share (continued)

2010, 2009 and 2008, respectively. The shares issuable upon the conversion of the Company’s convertible subordinated debt are excluded from the weighted average shares as they are anti-dilutive.

(NOTE N) —	Quarterly Financial Information (unaudited)

Quarterly financial information for 2010 and 2009 is presented in the following table:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2010
Revenue	$46,514	$38,792	$50,782	$21,263
Loss from operations	(37,773)	(46,992)	(29,826)	(76,182)
Net loss	(47,877)	(56,863)	(40,859)	(87,632)
Net loss per share, basic and diluted	(0.26)	(0.30)	(0.22)	(0.46)
2009
Revenue	$177,277	$26,681	$18,834	$52,957
Income (loss) from operations	97,795	(53,414)	(37,964)	(229)
Net income (loss)	129,813	(65,411)	(49,003)	(9,740)
Net income (loss) per share, basic	0.96	(0.48)	(0.32)	(0.06)
Net income (loss) per share, diluted	0.85	(0.48)	(0.32)	(0.06)

The Company’s results for the third quarter of 2010 include additional revenue recognized based on the decision to end future development of ZALBIN of $34,126, or $0.18 per basic and diluted share.

The Company’s results for the first quarter of 2009 include a gain on extinguishment of debt of $38,873, or $0.29 per basic share and $0.24 per diluted share and a gain on the sale of an equity investment of $5,259, or $0.04 per basic share and $0.03 per diluted share.