Form 10-Q
period 2011-03-31
HUMAN GENOME SCIENCES INC
filed 2011-04-29
CIK 901219

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on March 31, 2011 was 189,629,583.

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	3

Consolidated Balance Sheets at March 31, 2011 and December 31, 2010	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1A. Risk Factors	33

Item 6. Exhibits	53

Signatures	54

Exhibit Index	Exhibit Volume

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2011	2010
	(in thousands, except share
	and per share amounts)
Revenue:
Product sales	$14,110	$13,547
Manufacturing and development services	12,264	4,121
Research and development collaborative agreements	199	28,846

Total revenue	26,573	46,514

Costs and expenses:
Cost of product sales	9,999	7,568
Cost of manufacturing and development services	11,599	912
Research and development expenses	84,485	57,471
Selling, general and administrative expenses	35,120	18,336
Commercial collaboration expenses	3,086	—
Facility-related exit credits	(1,717)	—

Total costs and expenses	142,572	84,287

Income (loss) from operations	(115,999)	(37,773)

Investment income	3,252	4,616
Interest expense	(15,276)	(14,666)
Other expense	(2,972)	(54)

Income (loss) before taxes	(130,995)	(47,877)
Provision for income taxes	—	—

Net income (loss)	$(130,995)	$(47,877)

Basic and diluted net income (loss) per share	$(0.69)	$(0.26)

Weighted average shares outstanding, basic and diluted	189,076,628	186,140,744

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$47,960	$155,691
Short-term investments	249,747	282,016
Accounts receivable	17,449	25,958
Collaboration receivables	19,189	18,856
Inventory	34,116	43,091
Prepaid expenses and other current assets	8,715	5,569

Total current assets	377,176	531,181

Marketable securities	419,582	416,165
Property, plant and equipment (net of accumulated depreciation)	250,399	253,122
Restricted investments	79,700	79,510
Collaboration receivables, non-current	27,602	29,225
Inventory, non-current	38,034	—
Other assets	2,667	5,826

TOTAL ASSETS	$1,195,160	$1,315,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,105	$41,798
Accrued payroll and related taxes	23,762	30,157
Convertible subordinated debt	191,396	188,620
Collaboration payable	16,082	12,984
Deferred revenues	4,395	5,134
Accrued exit expenses	—	1,238
Other current liabilities	1,013	1,013

Total current liabilities	278,753	280,944

Convertible subordinated debt, non-current	187,555	184,231
Lease financing	250,969	250,516
Other liabilities	12,663	13,575

Total liabilities	729,940	729,266

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,896	1,890
Additional paid-in capital	3,008,501	2,996,645
Accumulated other comprehensive income	5,715	7,125
Accumulated deficit	(2,550,892)	(2,419,897)

Total stockholders’ equity	465,220	585,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,195,160	$1,315,029

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(130,995)	$(47,877)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	6,612	3,844
Depreciation and amortization	5,353	5,260
Amortization of debt discount	6,100	5,576
Charge for impaired investment	2,909	—
Facility-related exit credits	(1,717)	—
Loss on sale of investments and marketable securities	380	216
Accrued interest on short-term investments, marketable securities and restricted investments	221	163
Non-cash expenses and other	621	443
Changes in operating assets and liabilities:
Accounts receivable	8,509	5,622
Collaboration receivables	1,290	(8,035)
Inventory	(28,024)	(76)
Prepaid expenses and other assets	(3,296)	2,080
Accounts payable and accrued expenses	282	2,793
Accrued payroll and related taxes	(6,395)	(15,032)
Collaboration payable	3,098	—
Deferred revenues	(739)	(27,792)
Accrued exit expenses	4	(378)
Other liabilites	(474)	433

Net cash used in operating activities	(136,261)	(72,760)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(114,896)	(408,749)
Proceeds from sale and maturities of short-term investments and marketable securities	141,869	221,806
Capital expenditures — property, plant, and equipment	(2,400)	(1,783)

Net cash provided by (used in) investing activities	24,573	(188,726)

Cash flows from financing activities:
Purchase of restricted investments	(29,217)	(8,361)
Proceeds from sale and maturities of restricted investments	29,001	7,473
Proceeds from issuance of common stock	5,214	22,299
Purchase of treasury stock	(1,041)	(1,025)

Net cash provided by financing activities	3,957	20,386

Net decrease in cash and cash equivalents	(107,731)	(241,100)
Cash and cash equivalents — beginning of period	155,691	567,667

Cash and cash equivalents — end of period	$47,960	$326,567

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Three months ended March 31,
	2011	2010
	(in thousands)

Cash paid during the period for:
Interest	$8,418	$8,282
Income taxes	$—	$—
During the three months ended March 31, 2011 and 2010, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $452 and $523, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase from 2006 to 2015.
The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company” or “HGS”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 2011 and 2010, the Company’s financial position at March 31, 2011, and the cash flows for the three months ended March 31, 2011 and 2010. These adjustments are of a normal recurring nature.
Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.
The results of operations for the three months ended March 31, 2011 are not necessarily indicative of future financial results.
Accounts receivable. Trade accounts receivable are recorded net of allowances for prompt payment discounts and doubtful accounts.
Non-current inventory. Inventory that is not expected to be sold until more than twelve months from the balance sheet date is classified as non-current.
Product sales. Product sales consist of U.S. sales of BENLYSTA® and raxibacumab. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, all performance obligations have been met, and returns can be reasonably estimated. Product sales are recorded net of accruals for estimated rebates, chargebacks, discounts and other deductions (collectively, “sales deductions”) and returns. Amounts accrued for sales deductions and returns are adjusted when trends, significant events, or actual results indicate that adjustment is appropriate. With the exception of allowances for prompt payment, allowances for sales deductions and returns are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
Specific considerations for BENLYSTA sold in the U.S. are as follows:
•
With respect to BENLYSTA, the Company has determined that it qualifies as the principal based on various elements of its agreement with GlaxoSmithKline (“GSK”), including responsibility for manufacturing product for sale in the U.S., inventory risk and primary responsibility over changes to the product, including product specifications. The Company has an agreement with GSK whereby GSK provides distribution services.

•
BENLYSTA is distributed in the Unites States using specialty distributors and wholesalers. Under this model, exclusive distributors purchase and take physical delivery of product, and then sell to physicians or their clinics. At this time, the Company does not recognize revenue upon product delivery to specialty distributors, even though the distributor is invoiced upon product shipment. Instead, the Company records deferred revenue at gross invoice sales price. The Company currently recognizes the revenue when physicians or their clinics purchase product from the specialty distributors. Wholesalers supply product to all other healthcare providers (e.g. hospitals, pharmacies), however they do not take physical delivery of product. All wholesaler orders are drop-shipped directly from GSK to the healthcare providers. For wholesaler purchases, the Company currently recognizes revenue upon delivery to the healthcare provider.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies (continued)
•
Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company’s estimates for expected utilization for rebates are based in part on third party market research data. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates.

•
Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from an intermediary distributor or wholesaler. Contracted customers, which currently consist primarily of Public Health Service institutions and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The distributor or wholesaler, in turn, charges back the difference between the price initially paid by the distributor or wholesaler and the discounted price paid to the distributor or wholesaler by the customer. The allowance for distributor/wholesaler chargebacks is based on expected sales to contracted customers.

•	Distributor / Wholesaler Deductions: U.S. specialty distributors and wholesalers are offered various consideration including allowances, service fees and prompt payment discounts.
•
Co-pay assistance. Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. The Company accrues a liability for co-pay assistance based on assumptions regarding average co-pay amounts and participation in the program.

•
Product returns. BENLYSTA customers are not offered a general right of return. However, the Company will accept product that is damaged or defective when shipped directly from GSK or for expired product up to 12 months subsequent to its expiration date. Product returned is generally not resalable as the products must be temperature-controlled throughout the supply chain and such control is difficult to confirm. In developing estimates for sales returns, the Company considers inventory levels in the distribution channel, shelf life of the product and expected demand based on market data.

The Company is not the principal with respect to BENLYSTA sold in the rest of world (“ROW”). Therefore, the Company will not record product sales with respect to this activity.
Cost of product sales. The Company capitalizes inventories produced in preparation for product launches when the related product candidates are considered likely to receive regulatory approval and it is probable that the related costs will be recoverable through the commercialization of the product. Prior to capitalization, the cost of manufacturing drug product is recognized as research and development expense in the period that the cost is incurred. Therefore, manufacturing costs incurred prior to capitalization are not included in cost of product sales when revenue is recognized from the sale of that drug product.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies (continued)
Prior to receiving a follow-on order for raxibacumab from the United States Government (“USG”) in July 2009, the Company did not capitalize inventory costs related to this product. Although authorization to ship to the U.S. Strategic National Stockpile (“SNS”) was received in January 2009, there continued to be uncertainty around future product orders. Beginning in July 2009, the cost of manufacturing raxibacumab is recognized as a cost of product sales (capitalized and then expensed when revenue is recognized), rather than research and development expenses in the period that the cost is incurred.
Prior to the BENLSYTA Advisory Committee meeting in November 2010, the Company did not capitalize inventory costs related to this product. Following the positive outcome of the Advisory Committee, the cost of manufacturing BENLYSTA is recognized as a cost of product sales (capitalized and then expensed as revenue is recognized), rather than research and development expenses in the period that the cost is incurred.
Cost of product sales also includes royalties paid or payable to third parties based on the sales levels of certain products and distribution services costs.
Commercial collaboration expenses
Commercial collaboration expenses include GSK’s share of the collaboration profit with respect to BENLYSTA in the United States. At this time, it also includes HGS’ share of the ROW collaboration expense incurred by GSK. In the period when ROW results become profitable, the Company will begin to reflect such results as commercial collaboration income. Commercial collaboration expenses/income does not include any research and development expenses shared with GSK.
Reclassifications
Within the December 31, 2010 consolidated balance sheet, long-term equity investments of $3,241 have been reclassified and are included in Other assets, and a lease termination liability that had been classified in Accrued exit expenses has been reclassified to Other current liabilities. Also within the December 31, 2010 consolidated balance sheet, deferred rent of $10,358, deferred revenue, non-current of $2,517 and accrued exit expenses, non-current of $700 have been reclassified and are included in Other liabilities. All of these reclassifications have been made to conform to current year presentation.
Recent accounting pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have objective and reliable evidence of fair value. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables. These new standards were effective for the Company as of January 1, 2011 and have been implemented on a prospective basis. The adoption of these standards did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures were effective for the Company beginning January 1, 2010, and had no material impact on the Company’s financial statements. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements are required beginning January 1, 2011. The additional provisions of ASU 2010-06 did not have any effect on the Company’s consolidated results of operations, financial position or liquidity.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 1. Summary of Significant Accounting Policies (continued)
In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 was effective for the Company on January 1, 2011. The adoption of ASU 2010-17 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.
In December 2010, the FASB issued ASU 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (“ASU 2010-27”), which specifies that the liability for the new fee mandated by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. This ASU is effective for the Company beginning January 1, 2011. The adoption of ASU 2010-27 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.
Note 2. Comprehensive Income (Loss)
The Company’s unrealized gains or losses on available-for-sale short-term investments, marketable securities and long-term equity investments and cumulative foreign currency translation adjustment activity are required to be included in other comprehensive income (loss).
During the three months ended March 31, 2011 and 2010, total comprehensive income (loss) amounted to:

	Three months ended March 31,
	2011	2010
Net loss	$(130,995)	$(47,877)

Net unrealized gains (losses):
Short-term investments and marketable securities	(1,475)	1,206
Restricted investments	(206)	(11)
Foreign currency translation	(106)	(29)

Subtotal	(1,787)	1,166
Reclassification adjustments for losses realized in net loss	377	102

Total comprehensive loss	$(132,405)	$(46,609)

During the three months ended March 31, 2011, the Company recorded an impairment charge of $2,909 relating to its investment in Aegera Therapeutics, Inc. (“Aegera”). This impairment charge is included in the net loss of $130,995. See Note 4, Collaborations and Other Agreements, for additional information.
The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 3. Investments
Available-for-sale investments, including accrued interest, at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate debt securities	$169,425	$1,780	$(12)	$171,193
Residential mortgage-backed securities	43,976	503	(31)	44,448
Government-sponsored enterprise securities	27,208	4	—	27,212
Asset-backed securities	6,894	1	(1)	6,894

Subtotal — Short-term investments	247,503	2,288	(44)	249,747

Corporate debt securities	248,738	3,201	(951)	250,988
Residential mortgage-backed securities	73,880	845	(52)	74,673
Government-sponsored enterprise securities	20,304	—	(136)	20,168
Asset-backed securities	73,692	67	(6)	73,753

Subtotal — Marketable securities	416,614	4,113	(1,145)	419,582

U.S. Treasury and agencies	1,299	8	—	1,307
Restricted cash and cash equivalents	12,556	—	—	12,556
Corporate debt securities	48,398	529	(35)	48,892
Residential mortgage-backed securities	5,300	81	(3)	5,378
Government-sponsored enterprise securities	7,543	28	(11)	7,560
Asset-backed securities	4,006	2	(1)	4,007

Subtotal — Restricted investments	79,102	648	(50)	79,700

Total	$743,219	$7,049	$(1,239)	$749,029

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 3. Investments (continued)

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate debt securities	$125,708	$1,655	$(19)	$127,344
Residential mortgage-backed securities	53,944	787	(13)	54,718
Government-sponsored enterprise securities	86,905	61	—	86,966
Asset-backed securities	12,983	5	—	12,988

Subtotal — Short-term investments	279,540	2,508	(32)	282,016

Corporate debt securities	248,500	3,611	(881)	251,230
Residential mortgage-backed securities	79,605	1,161	(20)	80,746
Government-sponsored enterprise securities	25,402	3	(120)	25,285
Asset-backed securities	58,822	84	(2)	58,904

Subtotal — Marketable securities	412,329	4,859	(1,023)	416,165

U.S. Treasury and agencies	1,302	10	—	1,312
Restricted cash and cash equivalents	7,455	—	—	7,455
Corporate debt securities	45,931	620	(29)	46,522
Residential mortgage-backed securities	6,368	128		6,496
Government-sponsored enterprise securities	13,237	72	(6)	13,303
Asset-backed securities	4,412	10	—	4,422

Subtotal — Restricted investments	78,705	840	(35)	79,510

Total	$770,574	$8,207	$(1,090)	$777,691

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
The Company’s restricted investments with respect to its large-scale manufacturing facility (“LSM”) lease, as amended, will serve as collateral in favor of the landlord in lieu of providing the landlord with either a cash deposit or a standby letter of credit. Under the LSM lease, the Company is required to pledge to the landlord a minimum of $20,000 in marketable securities or provide the landlord with a $19,750 cash security deposit. As of March 31, 2011 and December 31, 2010, the Company has pledged marketable securities.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 3. Investments (continued)
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
The Company’s restricted investments were $79,700 and $79,510 as of March 31, 2011 and December 31, 2010, respectively.
Short-term investments, Marketable securities and Restricted investments — unrealized losses
The Company’s gross unrealized losses and fair value of investments with unrealized losses were as follows:

	March 31, 2011
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$27,276	$(12)	$—	$—	$27,276	$(12)
Residential mortgage-backed securities	44,448	(31)	—	—	44,448	(31)
Asset-backed securities	1,696	(1)	—	—	1,696	(1)

Subtotal — Short-term investments	73,420	(44)	—	—	73,420	(44)

Corporate debt securities	82,346	(951)	—	—	82,346	(951)
Residential mortgage-backed securities	74,673	(52)	—	—	74,673	(52)
Government-sponsored enterprise securities	20,167	(136)	—	—	20,167	(136)
Asset-backed securities	12,716	(6)	—	—	12,716	(6)

Subtotal — Marketable securities	189,902	(1,145)	—	—	189,902	(1,145)

Corporate debt securities	9,279	(35)	—	—	9,279	(35)
Residential mortgage-backed securities	753	(3)	—	—	753	(3)
Government-sponsored enterprise securities	2,694	(11)	—	—	2,694	(11)
Asset-backed securities	1,620	(1)	—	—	1,620	(1)

Subtotal — Restricted investments	14,346	(50)	—	—	14,346	(50)

Total	$277,668	$(1,239)	$—	$—	$277,668	$(1,239)

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 3. Investments (continued)

	December 31, 2010
	Loss Position		Loss Position
	for Less Than		for Greater Than
	Twelve Months		Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$35,432	$(18)	$1,536	$(1)	$36,968	$(19)
Residential mortgage-backed securities	54,718	(13)	—	—	54,718	(13)
Asset-backed securities	3,286	—	—	—	3,286	—

Subtotal — Short-term investments	93,436	(31)	1,536	(1)	94,972	(32)

Corporate debt securities	56,992	(881)	—	—	56,992	(881)
Residential mortgage-backed securities	80,746	(20)	—	—	80,746	(20)
Government-sponsored enterprise securities	20,237	(120)	—	—	20,237	(120)
Asset-backed securities	8,400	(2)	—	—	8,400	(2)

Subtotal — Marketable securities	166,375	(1,023)	—	—	166,375	(1,023)

Corporate debt securities	7,110	(29)	—	—	7,110	(29)
Government-sponsored enterprise securities	1,502	(6)	—	—	1,502	(6)

Subtotal — Restricted investments	8,612	(35)	—	—	8,612	(35)

Total	$268,423	$(1,089)	$1,536	$(1)	$269,959	$(1,090)

The Company has evaluated its short-term investments, marketable securities and restricted investments and has determined that none of these investments has an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any additional securities with unrealized losses, given the Company’s current and anticipated financial position.
The Company owned 332 available-for-sale U.S Treasury obligations, government-sponsored enterprise securities and corporate debt securities at March 31, 2011. Of these 332 securities, 92 had unrealized losses at March 31, 2011.
The Company’s equity investments of less than 20% in privately-held companies are carried at cost and are included in Other assets on the consolidated balance sheets. During the three months ended March 31, 2011, the Company determined that its investment in Aegera had incurred an other-than-temporary impairment and wrote down its investment of approximately $3,150 to approximately $240. See Note 4, Collaborations and Other Agreements, for additional information regarding Aegera. Long-term equity investments of publicly-traded companies are carried at market value based on quoted market prices and unrealized gains and losses for these investments are reported as a separate component of stockholders’ equity until realized.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 3. Investments (continued)
Other Information
The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investments at March 31, 2011:

	Short-term		Marketable		Restricted
	Investments		Securities		Investments
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Less than one year	$247,503	$249,747	$—	$—	$37,455	$37,664
Due in year two through year three	—	—	352,192	355,192	39,031	39,375
Due in year four through year five	—	—	48,738	48,951	2,431	2,473
Due after five years	—	—	15,684	15,439	185	188

Total	$247,503	$249,747	$416,614	$419,582	$79,102	$79,700

The Company’s investments in mortgage-backed securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value.
Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three months ended March 31, 2011 and 2010, and their respective net proceeds were as follows:

	Three months ended March 31,
	2011	2010

Proceeds on sale of investments prior to maturity	$176,852	$177,425
Realized gains	119	325
Realized losses	(496)	(428)
The cost of the securities sold is based on the specific identification method.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 4. Collaborations and Other Agreements
Collaboration Agreement with GlaxoSmithKline
During 2006, the Company entered into a license agreement with GSK for the co-development and commercialization of BENLYSTA arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies are jointly conducting activities related to the development and sale of products in the United States and abroad. The Company and GSK share Phase 3 and 4 development costs, and share sales and marketing expenses and profits of any product commercialized under the agreement. The Company has primary responsibility for bulk manufacturing and for commercial manufacturing of the finished drug product. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and recognized this payment as revenue over the remaining clinical development period, which ended in 2010. In March 2011, the U.S. Food and Drug Administration (“FDA”) approved BENLYSTA.
GSK’s share of the collaboration profit with respect to BENLYSTA in the U.S. and HGS’ share of the ROW collaboration expense incurred by GSK are included in the Commercial collaboration expense line in the consolidated statement of operations for the three months ended March 31, 2011.
Collaboration Agreement with Novartis
During 2006, the Company entered into an agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of ZALBINTM. Based on regulatory feedback received in 2010, the Company and Novartis decided to end development of ZALBIN.
Under the agreement, Novartis had paid the Company $207,500. The Company was recognizing these payments as revenue ratably over the estimated remaining development period. The Company recognized revenue of $27,602 during the three months ended March 31, 2010 under this agreement.
Collaboration reimbursements with respect to GSK and Novartis
Research and development expenses for the three months ended March 31, 2011 and 2010 are net of $5,178 and $15,716 of costs reimbursed or reimbursable by GSK. The Company shares certain research and development costs including personnel costs, outside services, clinical manufacturing, and overhead with GSK under cost sharing provisions in the GSK collaboration agreement. Research and development expenses for the three months ended March 31, 2011 are net of $926 of costs reimbursed or reimbursable by Novartis. There were no reimbursable costs from Novartis for the three months ended March 31, 2010.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 4. Collaborations and Other Agreements (continued)
U.S. Government Agreement
In July 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period beginning in 2009. The Company expects to receive a total of approximately $142,000 from this order as deliveries are completed The Company recognized $14,031 and $13,547 in product revenue related to raxibacumab during the three months ended March 31, 2011 and 2010, respectively. The Company recognized $920 and $214 in manufacturing and development services revenue related to the work to conduct animal and human studies and other raxibacumab activities during the three months ended March 31, 2011 and 2010, respectively. The Company is entitled to receive approximately $20,000 under the contract with the USG upon FDA licensure of raxibacumab.
Aegera Agreement
During 2007, the Company entered into a collaboration and license agreement with Aegera under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a research period extended through 2011. Under the agreement, the Company paid Aegera an aggregate of $20,000 for the license and for an equity investment in Aegera. The Company allocated $16,852 to the license fee and $3,148 to the investment. The Company incurred and expensed research costs of $625 and $590 related to the Aegera agreement during the three months ended March 31, 2011 and 2010, respectively.
During the three months ended March 31, 2011, the Company determined that its investment in Aegera had incurred an other-than-temporary impairment based on changes in Aegera’s business activities and wrote down its investment to approximately $240. This investment is included in Other assets on the consolidated balance sheets and the impairment loss is included in Other expense on the consolidated statement of operations for the three months ended March 31, 2011.
FivePrime Therapeutics Agreement
During the three months ended March 31, 2011 the Company entered into an agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop and commercialize FivePrime’s FP-1039 product for multiple cancers. The Company paid FivePrime an upfront license fee of $50,000 which is reflected in research and development expenses in the consolidated statement of operations for the three months ended March 31, 2011. Upfront and milestone payments made to third parties for in-licensed products that have not yet received marketing approval and for which no alternative future use has been identified are expensed as incurred. The Company may be required to pay up to $445,000 in future development, regulatory and commercial milestone payments, as well as royalty payments on net sales if the product is commercialized. HGS has exclusive rights to develop and commercialize FP-1039 for all indications in the United States, Canada and the European Union (“EU”). FivePrime has an option to co-promote FP-1039 and any next-generation products in the United States, and retains full development and commercialization rights in all other regions of the world outside the U.S., Canada and the EU.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 5. Other Financial Information
Collaboration Receivables
Collaboration receivables of $19,189 as of March 31, 2011 includes $12,760 due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which is expected to be sold within the next year. Collaboration receivables also include $5,623 in unbilled receivables from GSK in connection with the Company’s cost-sharing agreements and other unbilled receivables. Collaboration receivables of $18,856 as of December 31, 2010 includes $13,165 due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which is expected to be sold within the next year, $5,166 in unbilled receivables from GSK in connection with the Company’s cost sharing agreements, and other unbilled receivables.
Collaboration receivables, non-current of $27,602 and $29,225 as of March 31, 2011 and December 31, 2010, respectively, relate to the amount due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which is not expected to be sold within the next year.
Inventory
Inventories consist of the following:

	March 31, 2011	December 31, 2010

Raw materials	$23,381	$12,641
Work-in-process	39,437	23,426
Finished goods	9,332	7,024

Subtotal	72,150	43,091
Less: non-current portion	(38,034)	—

Current portion	$34,116	$43,091

Inventory that is not expected to be sold until more than twelve months from the balance sheet date is classified as non-current.
BENLYSTA-related inventories that were either purchased or manufactured prior to the date the Company began capitalizing BENLYSTA inventory have a carrying value of zero, as the costs to produce this inventory were expensed as research and development expense, and accordingly are not reflected in the inventory balances shown above.
Collaboration Payable
Collaboration payable of $16,082 and $12,984 as of March 31, 2011 and December 31, 2010, respectively, represents cost reimbursements due to GSK and Novartis in connection with the Company’s cost sharing agreements.
Note 6. Commitments and Contingencies
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

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 7. Facility-Related Exit Credits
During the three months ended March 31, 2011, the Company decided to utilize certain space which it had previously not used and was not expecting to use. In conjunciton with this decision, the Company reversed the remaining reserve related to this space, recording a facility-related exit credit of $1,717 in the consolidated statement of operations.
The following table summarizes the activity related to the liability for exit charges for the three months ended March 31, 2011:

Balance as of January 1, 2011	$1,938
Accretion recorded	37

Subtotal	1,975
Cash items	(258)
Reserve adjustment	(1,717)

Balance as of March 31, 2011	$—

Note 8. Stock-Based Compensation
The Company has a stock incentive plan (the “Incentive Plan”) under which options to purchase new shares of the Company’s common stock may be granted to employees, consultants and directors at an exercise price no less than the quoted market value on the date of grant. The Incentive Plan also provides for awards in the form of stock appreciation rights, restricted (nonvested) or unrestricted stock awards, stock-equivalent units or performance-based stock awards. The Company issues both qualified and non-qualified options under the Incentive Plan. The Company also has an Employee Stock Purchase Plan.
Stock-based compensation expense for the three months ended March 31, 2011 is not necessarily representative of the level of stock-based compensation expense in future periods due to, among other things, the fair value of additional stock option grants and other awards in future years and the vesting period of the stock options and other awards.
The Company recorded stock-based compensation expense pursuant to these plans of $6,612 during the three months ended March 31, 2011, which is net of $1,035 that was capitalized as part of inventory production. The Company recorded stock-based compensation expense pursuant to these plans of $3,844 during the three months ended March 31, 2010, none of which was capitalized. Stock-based compensation relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan.
Under the Incentive Plan, the Company issued 579,028 shares of common stock in conjunction with stock option exercises during the three months ended March 31, 2011. The Company granted 3,145,015 stock options under the Incentive Plan during the same period, with a weighted-average grant date fair value of $15.12 per share.
During the three months ended March 31, 2011, the Company awarded 241,906 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $27.02 per share. During the same period, 94,021 RSUs vested and the Company issued 58,155 shares of common stock to employees, net of 35,866 shares purchased to satisfy the employees’ tax liability related to the RSUs vesting. The treasury stock was retired prior to March 31, 2011. During the three months ended March 31, 2011, 3,400 restricted stock awards vested.

HUMAN GENOME SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2011
(dollars in thousands, except per share data)
Note 8. Stock-Based Compensation (continued)
At March 31, 2011, the total authorized number of shares under the Incentive Plan, including prior plans, was 54,845,420. Options available for future grant were 1,496,438 as of March 31, 2011.
Note 9. Fair Value Measurements
The Company’s assets and liabilities subject to fair value measurements on a recurring basis and the related fair value hierarchy are as follows:

	Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$47,960	$—	$—	$47,960

Corporate debt securities	$—	$171,193	$—	$171,193
Residential mortgage-backed securities	—	44,448	—	44,448
Government-sponsored enterprise securities	—	27,212	—	27,212
Asset-backed securities	—	6,894	—	6,894

Short-term investments	$—	$249,747	$—	$249,747

Corporate debt securities	$—	$250,988	$—	$250,988
Residential mortgage-backed securities	—	74,673	—	74,673
Government-sponsored enterprise securities	—	20,168	—	20,168
Asset-backed securities	—	73,753	—	73,753

Marketable securities	$—	$419,582	$—	$419,582

Corporate debt securities	$—	$48,892	$—	$48,892
Money market funds	12,556	—	—	12,556
U.S. Treasury securities	1,307	—	—	1,307
Residential mortgage-backed securities	—	5,378	—	5,378
Government-sponsored enterprise securities	—	7,560	—	7,560
Asset-backed securities	—	4,007	—	4,007

Restricted investments	$13,863	$65,837	$—	$79,700

The Company evaluates the types of securities in its investment portfolios to determine the proper classification in the fair value hierarchy based on trading activity and the observability of market inputs. The Company’s privately held equity investment is carried at cost and is not included in the table above, and is reviewed for impairment at each reporting date.
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
For the Quarter Ended March 31, 2011
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
The fair value of the Company’s receivables, other assets, accounts payable, accrued expenses and other payables approximate their carrying amount due to the relatively short maturity of these items. The fair value of the Company’s convertible subordinated debt is based on quoted market prices. The quoted market price of the Company’s convertible subordinated debt was approximately $680,000 (book value of $378,951) as of March 31, 2011. With respect to its lease financing, the Company evaluated its incremental borrowing rate as of March 31, 2011, based on the current interest rate environment and the Company’s credit risk. The fair value of the BioMed lease financing was approximately $259,000 (book value of $250,969) as of March 31, 2011 based on a discounted cash flow analysis, and current rates for corporate debt having similar characteristics and companies with similar creditworthiness.
Note 10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	March 31,
	2011	2010
Numerator:
Net loss	$(130,995)	$(47,877)

Denominator:
Denominator for basic and diluted earnings per share- weighted-average shares	189,076,628	186,140,744

Net loss per share, basic and diluted:
Net loss per share	$(0.69)	$(0.26)

Common stock issued in connection with the Company’s Employee Stock Purchase Plan and through exercised options granted pursuant to the Incentive Plan are included in the Company’s weighted average share balance based upon the issuance date of the related shares. As of March 31, 2011 and 2010, the Company had 26,466,429 and 25,951,029, respectively, stock options outstanding. As of March 31, 2011 and 2010, the Company had 24,302,742 of shares issuable upon the conversion of the Company’s convertible subordinated debt. The stock options outstanding and shares issuable upon conversion of the Company’s convertible subordinated debt as of March 31, 20101 and 2011 are excluded from the weighted average shares as they are anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2011 and 2010
Overview
Human Genome Sciences, Inc. (“HGS”) is a biopharmaceutical company that exists to place new therapies into the hands of those battling serious disease. Our lead products are BENLYSTA® (belimumab) for systemic lupus erythematosus (“SLE”) and raxibacumab for inhalation anthrax.
BENLYSTA was approved on March 9, 2011 by the U.S. Food and Drug Administration (“FDA”) for the treatment of adult patients with active, autoantibody-positive SLE who are receiving standard therapy. We recognized revenue from our first BENLYSTA sales in March 2011. In June 2010, GlaxoSmithKline (“GSK”), our partner in the co-development and commercialization of BENLYSTA, submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for approval to market BENLYSTA in Europe. We expect to have the EMA decision in the second half of 2011. GSK has also submitted regulatory applications in various other countries. Regulatory submissions in additional countries are planned later in 2011.
We continue to deliver raxibacumab to the U.S. Strategic National Stockpile (“SNS”) for emergency use in treating inhalation anthrax. In July 2009, the U.S. Government (“USG”) exercised its option under our contract to purchase 45,000 additional doses of raxibacumab, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed, $78.9 million of which has been recognized as revenue through March 31, 2011. In May 2009, we submitted a Biologics License Application (“BLA”) to the FDA for raxibacumab for the treatment of inhalation anthrax. We received a Complete Response Letter in November 2009, and we will continue to work closely with the FDA to obtain approval. HGS will receive approximately $20.0 million from the USG upon FDA licensure of raxibacumab.
In addition to our internal pipeline, we have substantial financial rights to two novel drugs that GSK has advanced to late-stage development. The first of these is darapladib, which was discovered by GSK using HGS technology. In two pivotal Phase 3 trials, GSK is currently evaluating whether darapladib can reduce the risk of adverse cardiovascular events such as heart attack or stroke in patients with chronic coronary heart disease and acute coronary syndrome, respectively. With a planned enrollment of more than 27,000 patients in the two trials, the Phase 3 clinical program for darapladib is among the largest ever conducted to evaluate the safety and efficacy of any cardiovascular medication. The second is albiglutide, for which GSK currently has eight Phase 3 trials in progress to evaluate the long-term efficacy, safety and tolerability of albiglutide as monotherapy and add-on therapy for patients with type 2 diabetes mellitus. Albiglutide was created by HGS using its proprietary albumin-fusion technology, and the product was licensed to GSK in 2004.
We are also working to expand and advance our mid- and early-stage pipeline beyond potential additional indications for BENLYSTA, with a primary focus on immunology and oncology. In March 2011, we entered into an agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop and commercialize FivePrime’s FP-1039 product for multiple cancers. We continue to develop our oncology portfolio around our expertise in the apoptosis, or programmed cell death, pathway. In addition, we plan to initiate Phase 1b development of our human monoclonal antibody to the CCR5 receptor for the treatment of ulcerative colitis.
We and Novartis were developing ZALBINTM for the treatment of patients with chronic hepatitis C. Based on regulatory feedback in 2010, we and Novartis decided to end further development of ZALBIN.

Critical Accounting Policies and the Use of Estimates
A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant changes in critical accounting policies from those at December 31, 2010, however the following information is in addition to, and should be read in conjunction with, the accounting policies included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.
Accounts receivable. Trade accounts receivable are recorded net of allowances for prompt payment discounts and doubtful accounts.
Non-current inventory. Inventory that is not expected to be sold until more than twelve months from the balance sheet date is classified as non-current.
Product sales. Product sales consist of U.S. sales of BENLYSTA and raxibacumab. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, all performance obligations have been met, and returns can be reasonably estimated. Product sales are recorded net of accruals for estimated rebates, chargebacks, discounts and other deductions (collectively, “sales deductions”) and returns. Amounts accrued for sales deductions and returns are adjusted when trends, significant events, or actual results indicate that adjustment is appropriate. With the exception of allowances for prompt payment, allowances for sales deductions and returns are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
Specific considerations for BENLYSTA sold in the U.S. are as follows:
•
With respect to BENLYSTA, we have determined that we qualify as the principal based on various elements of our agreement with GSK, including responsibility for manufacturing product for sale in the U.S., inventory risk and primary responsibility over changes to the product, including product specifications. We have an agreement with GSK whereby GSK provides distribution services.

•
BENLYSTA is distributed in the Unites States using specialty distributors and wholesalers. Under this model, exclusive distributors purchase and take physical delivery of product, and then sell to physicians or their clinics. At this time we do not recognize revenue upon product delivery to specialty distributors, even though the distributor is invoiced upon product shipment. Instead, we record deferred revenue at gross invoice sales price. We currently recognize the revenue when physicians or their clinics purchase product from the specialty distributors. Wholesalers supply product to all other healthcare providers (e.g. hospitals, pharmacies), however they do not take physical delivery of product. All wholesaler orders are drop-shipped directly from GSK to the healthcare providers. For wholesaler purchases, we currently recognize revenue upon delivery to the healthcare provider.

•
Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization for rebates are based in part on third party market research data. Rebates are generally invoiced and paid quarterly in arrears so that our accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates.

Critical Accounting Policies and the Use of Estimates (continued)
•
Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from an intermediary distributor or wholesaler. Contracted customers, which currently consist primarily of Public Health Service institutions and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The distributor or wholesaler, in turn, charges back the difference between the price initially paid by the distributor or wholesaler and the discounted price paid to the distributor or wholesaler by the customer. The allowance for distributor/wholesaler chargebacks is based on expected sales to contracted customers.

•	Distributor / Wholesaler Deductions: U.S. specialty distributors and wholesalers are offered various consideration including allowances, service fees, and prompt payment discounts.
•
Co-pay assistance. Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. We accrue a liability for co-pay assistance based on assumptions regarding average co-pay amounts and participation in the program.

•
Product returns. BENLYSTA customers are not offered a general right of return. However, we will accept product that is damaged or defective when shipped directly from GSK or for expired product up to 12 months subsequent to its expiration date. Product returned is generally not resalable as our products must be temperature-controlled throughout the supply chain and such control is difficult to confirm. In developing estimates for sales returns, we consider inventory levels in the distribution channel, shelf life of the product and expected demand based on market data.

We are not the principal with respect to BENLYSTA sold in the rest of world (“ROW”). Therefore, we will not record product sales with respect to this activity.

Results of Operations
Revenues. Revenues were $26.6 million for the three months ended March 31, 2011 compared to revenues of $46.5 million for the three months ended March 31, 2010. Revenues for the three months ended March 31, 2011 included $14.0 million in raxibacumab product sales, as well as our first BENLYSTA product sales and $12.3 million in manufacturing and development services revenue. Revenues for the three months ended March 31, 2010 included $27.6 million recognized from Novartis related to straight-line recognition of up-front license fees and milestones reached for ZALBIN, $13.5 million in raxibacumab product sales and $4.1 million in manufacturing and development services revenue. The increase in manufacturing and development services revenue is primarily due to increased contract manufacturing services during the quarter end March 31, 2011. BENLYSTA revenue in future periods is expected to increase as BENLYSTA progresses through launch.
Cost of sales. Cost of sales includes cost of product sales of $10.0 million for the three months ended March 31, 2011 compared to $7.6 million for the three months ended March 31, 2010. Cost of sales also includes cost of manufacturing and development services of $11.6 million for the three months ended March 31, 2011 compared to $0.9 million for the three months ended March 31, 2010. Cost of product sales for both periods includes the cost of manufacturing raxibacumab, third-party royalties and costs expensed related to rejected or terminated production batches. Cost of product sales for the three months ended March 31, 2011 also includes distribution services costs related to BENLYSTA sales. Cost of product sales for BENLYSTA does not include manufacturing costs of the product sold this quarter as they have been previously expensed. Our manufacturing and development services costs include costs associated with contract manufacturing services and raxibacumab development services costs. The increase in manufacturing and development services costs is primarily due to higher costs associated with contract manufacturing services. Our cost of sales with respect to contract manufacturing services can represent a significant portion of sales, depending upon production volumes, efficiencies and product mix. Cost of sales in future periods with respect to BENLYSTA is expected to increase as BENLYSTA sales increase.
Expenses. Research and development net expenses were $84.5 million for the three months ended March 31, 2011 compared to $57.5 million for the three months ended March 31, 2010. Our research and development expenses for the three months ended March 31, 2011 and 2010 are net of $6.6 million and $15.8 million, respectively, of costs reimbursed by GSK and Novartis.
We track our research and development expenditures by type of cost incurred — research, pharmaceutical sciences, manufacturing and clinical development.
Our research costs increased to $6.3 million for the three months ended March 31, 2011 from $4.7 million for the three months ended March 31, 2010. This increase is primarily due to increased new target activity, partially offset by decreased BENLYSTA, ZALBIN and HGS1029 research activity. Our research costs for the three months ended March 31, 2011 and 2010 are net of $0.5 million and $1.0 million, respectively, of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements.
Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $6.0 million for the three months ended March 31, 2011 from $6.6 million for the three months ended March 31, 2010. This decrease is primarily due to decreased activity related to ZALBIN partially offset by increased activity related to our contract manufacturing services. Pharmaceutical sciences costs for the three months ended March 31, 2011 are net of $1.1 million in cost reimbursement primarily from GSK.
Our manufacturing costs that relate to research and development activities decreased to $4.8 million for the three months ended March 31, 2011 compared to $29.9 million for the three months ended March 31, 2010. This decrease is primarily due to the expensing of manufacturing costs incurred to produce BENLYSTA during 2010 prior to the point at which we started to capitalize such costs during the fourth quarter of 2010. Our manufacturing costs for the three months ended March 31, 2011 and 2010 are net of $1.0 million and $8.6 million, respectively, of cost reimbursement from GSK under the commercial cost sharing provisions in our collaboration agreements.

Results of Operations (continued)
Our clinical development costs increased to $67.4 million for the three months ended March 31, 2011 from $16.3 million for the three months ended March 31, 2010. The increase is primarily due to the payment of a $50.0 million upfront license fee to FivePrime which was expensed in the three months ended March 31, 2011. Our clinical development expenses for the three months ended March 31, 2011 and 2010 are net of $4.0 million and $6.3 million, respectively, of cost reimbursement primarily from GSK and Novartis under cost sharing provisions in our collaboration agreements.
Selling, general and administrative expenses increased to $35.1 million for the three months ended March 31, 2011 from $18.3 million for the three months ended March 31, 2010. This increase is primarily due to increased commercial activities, such as marketing programs and materials, and the hiring in late 2010 of additional personnel, including our sales force. Selling, general and administrative expenses in future periods are likely to increase as the level of commercial activities rises.
Commercial collaborations expenses of $3.1 million for the three months ended March 31, 2011 include GSK’s share of the collaboration profit with respect to BENLYSTA in the United States. It also includes our share of the rest of world (“ROW”) collaboration expense incurred by GSK. In the period when ROW results become profitable, we will begin to reflect the ROW results as commercial collaboration income.
Facility-related exit credits of $1.7 million for the three months ended March 2011 relate to the reversal of our remaining exit reserve for certain exited space. During the three months ended March 31, 2011, we decided to use this remaining exited space and therefore reversed the remaining reserve. See Note 7, Facility-Related Exit Credits, of the Notes to the Consolidated Financial Statements for additional discussion.
Investment income decreased to $3.3 million for the three months ended March 31, 2011 from $4.6 million for the three months ended March 31, 2010. The decrease in investment income for the three months ended March 31, 2011 was primarily due to lower average investment balances.
Interest expense increased to $15.3 million for the three months ended March 31, 2011 compared to $14.7 million for the three months ended March 31, 2010. Interest expense includes non-cash interest expense related to amortization of debt discount of $6.1 million and $5.6 million for the three months ended March 31, 2011 and 2010, respectively, as a result of Financial Accounting Standards Board Accounting Standards Codification Topic 470, which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.
Other expenses of $3.0 million for the three months ended March 31, 2011 consists primarily of a charge for the other-than-temporary impairment of our investment in Aegera Therapeutics, Inc. We review our investments for impairment on a recurring basis, and based on changes in Aegera’s business activities during the three months ended March 31, 2011, we believe the value of the investment fell below our carrying value, and that this impairment is other-than-temporary.
Net Income (Loss). We recorded a net loss of $131.0 million, or $0.69 per basic and diluted share, for the three months ended March 31, 2011 compared to a net loss of $47.9 million, or $0.26 per basic and diluted share, for the three months ended March 31, 2010. The increased net loss for the first quarter of 2011 is primarily due to the $50.0 million, or $0.26 per basic and diluted share, upfront license fee paid to FivePrime, lower revenue recognized in 2011 from research and development collaborative agreements, and increased selling, general and administrative expenses as we launch BENLYSTA.

Liquidity and Capital Resources
We had working capital of $98.4 million and $250.2 million at March 31, 2011 and December 31, 2010, respectively. The decrease in our working capital for the three months ended March 31, 2011 is primarily due to the use of working capital to fund our operations and the $50.0 million upfront license paid to FivePrime. Our working capital position would improve after October 2011 if the convertible subordinated debt of approximately $197.1 million is redeemed in the form of common stock rather than cash at maturity.
We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates, including BENLYSTA for additional indications, and fulfill our Phase 4 commitments. We will also continue to incur costs related to our commercial launch activities, and will incur significant sales and marketing costs now that BENLYSTA has been approved. In the event our working capital needs exceed our available working capital, we may utilize our non-current marketable securities, which are classified as “available-for-sale”. In 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period, which began in 2009. We expect to receive a total of approximately $142.0 million from this order as deliveries are completed, $78.9 million of which was recognized as revenue through March 31, 2011. We may also receive payments under collaboration agreements, to the extent milestones are met, which would further improve our working capital position.
To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity.
The amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. We have several ongoing Phase 1 and Phase 2 trials and expect to initiate additional trials in the future, including post-marketing trials required by the FDA in connection with the approval of BENLYSTA. The duration and cost of our clinical trials are a function of numerous factors such as the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial. However, the duration of these phases may vary considerably according to the type, complexity, novelty and intended use of the drug candidate. Some trials may take considerably longer to complete.
Our clinical development expenses are dependent on the clinical phase of our product candidates. Our expenses increase as our product candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of March 31,(2)
Product Candidate(1)	Indication	2011	2010

BENLYSTA	Systemic Lupus Erythematosus	(3)	Phase 3
BENLYSTA	Rheumatoid Arthritis	(4)	(4)
Raxibacumab	Anthrax	(5)	(5)
HGS1029	Cancer	Phase 1	Phase 1
Mapatumumab(6)	Cancer	Phase 2	Phase 2
HGS1036	Cancer	(7)	—

Liquidity and Capital Resources (continued)

(1)	Includes only those candidates for which an Investigational New Drug Application (“IND”) has been filed with the FDA.

(2)	Clinical Trial Status defined as when patients are being dosed.

(3)	Product approved in U.S., MAA filed in June 2010.

(4)	Phase 2 trial completed; treatment IND ongoing.

(5)	BLA filed in 2009; Complete Response Letter received from FDA; additional work ongoing.

(6)	Formerly HGS-ETR1.

(7)	Formerly FP-1039. Phase 1 trial initiated by FivePrime.
We identify our product candidates by conducting numerous preclinical studies. We may conduct multiple clinical trials to cover a variety of indications for each drug candidate. Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising product candidates.
We are advancing a number of product candidates, including antibodies and a small molecule, in part to diversify the risks associated with our research and development spending. In addition, our manufacturing plants have been designed to enable multi-product manufacturing capability.
We must receive regulatory clearance to advance each of our products into and through each phase of clinical testing. Moreover, we must receive regulatory approval to launch any of our products commercially. In order to receive such approval, the appropriate regulatory agency must conclude that our clinical data establish safety and efficacy and that our products and the manufacturing facilities meet all applicable regulatory requirements. Although BENLYSTA and our large-scale manufacturing facility have received approval, we cannot be certain that we will establish sufficient safety and efficacy data to receive regulatory approval for any additional drugs or that our drugs and the manufacturing facilities will satisfy or continue to satisfy all applicable regulatory requirements.
Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement with GSK in 2006 with respect to BENLYSTA and received a payment of $24.0 million in 2006. We and GSK share Phase 3 and 4 development costs, and share sales and marketing expenses and profits of any product that is commercialized in accordance with the collaboration agreement. During the three months ended March 31, 2011, we recorded approximately $5.2 million due from GSK with respect to our cost sharing agreements as a reduction of research and development expenses. We recognized the up-front fee received from GSK as revenue ratably over the estimated remaining development period, which ended in 2010. To the extent we enter into additional collaborations with respect to our product candidates, these could provide us with upfront fees and/or milestones.
We have collaborators who have sole responsibility for product development. For example, GSK is developing other products under separate agreements as part of our overall relationship with them. We have no control over the progress of GSK’s development plans. We cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development.
Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. Our long-term strategy includes the acquisition of other biotechnology companies or in-license of additional product candidates to complement and supplement our existing product pipeline, and we may acquire such companies and in-license additional product candidates that have demonstrated positive pre-clinical and/or clinical data. Any such acquisition or in-license agreement could include consideration in the form of cash, which would have an adverse effect on our liquidity. For example, we entered into an agreement with FivePrime during the three months ended March 31, 2011 and paid an upfront fee of $50.0 million. We expect that our existing funds, payments from BENLYSTA sales, payments received under the raxibacumab contract and other agreements and investment income will be sufficient to fund our operations for at least the next twelve months.

Liquidity and Capital Resources (continued)
Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities, the magnitude of our discovery and preclinical development programs and the level of our commercial launch activities. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.
Depending upon market and interest rate conditions, we may take actions to strengthen further our financial position. We may undertake financings and may repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.
We have certain contractual obligations that may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources. Our operating leases, along with our unconditional purchase obligations, are not recorded on our consolidated balance sheets. Debt associated with the 2006 sale of our LSM to BioMed and accompanying leaseback is recorded on our consolidated balance sheets as of March 31, 2011 and December 31, 2010. We have an option to purchase the Traville facility in 2016 for $303.0 million.
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
Rent is based upon MEDCO’s debt service obligations and annual base rent under the leases is currently approximately $2.6 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which were renewed in December 2009. We are required to have restricted investments of approximately $34.3 million which serve as security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option through the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $35.0 million in 2011 to approximately $21.0 million in 2019.

Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-looking Statements
The information in this report includes statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “believes,” “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things, discussions of financial performance or financial condition, product sales, growth strategy, product development, regulatory approvals or expenditures.
Forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. The Company cannot guarantee that any forward-looking statement will be accurate. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from the Company’s expectations. Investors are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company does not undertake to update any forward-looking statement to reflect new information, events or circumstances.
Some important factors that could cause the Company’s actual results to differ from the Company’s expectations in any forward-looking statement include:
•	our lack of commercial experience and dependence on the sales growth of BENLYSTA;
•
the occurrence of adverse safety events with our products, resulting in product recalls, withdrawals, regulatory action on the part of the FDA or the termination of clinical trials for products in development;

•	changes in the availability of reimbursement for BENLYSTA;
•	the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our pipeline products;
•	substantial competition in our industry, including from branded and generic products;
•	the highly regulated nature of our business;
•	uncertainty regarding our intellectual property rights and those of others;
•	the ability to manufacture at appropriate scale, and in compliance with regulatory requirements, to meet market demand for our product;
•	our substantial indebtedness and lease obligations;
•	our dependence on collaborations over which we may not always have full control;
•	the impact of our acquisitions and strategic transactions;
•	changes in the health care industry in the U.S. and other countries, including government laws and regulations relating to sales and promotion, reimbursement and pricing generally;
•	significant litigation adverse to the Company, including product liability and patent infringement claims; and
•	increased scrutiny of the health care industry by government agencies and state attorneys general resulting in investigations and prosecutions.
The foregoing list sets forth many, but not all, of the factors that could cause actual results to differ from the Company’s expectations in any forward-looking statement. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Investors should consider this cautionary statement, as well as the factors discussed in Part II, Item 1A below under “Risk Factors,” when evaluating our forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We do not currently have operations of a material nature that are subject to risks of foreign currency fluctuations. We do not use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government-sponsored enterprise securities, high-grade debt having at least an “A–” rating at time of purchase and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 14 months, decreases the risk of a material loss caused by a market change related to interest rates.
We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $9.0 million, or approximately 1.1% of the aggregate fair value of $796.7 million, as of March 31, 2011. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of March 31, 2011. We believe that any interest rate change related to our investment securities held as of March 31, 2011 is not material to our consolidated financial statements. As of March 31, 2011, the yield on comparable one-year investments was approximately 0.3%, as compared to our current portfolio yield of approximately 1.7%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.
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
During 2010 we formed several wholly-owned European subsidiaries in preparation for commercial activity in that region. The formation of these subsidiaries slightly increases our exposure to foreign currency fluctuation risks beyond our prior exposure when we had one European subsidiary with limited activity. We do not believe the risk of foreign currency gains or losses to be material to our overall operations. Another wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) sponsors some of our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks with respect to HGS Pacific.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2011, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
COMMERCIAL RISKS
Our near-term prospects are highly dependent on the success of BENLYSTA, our first FDA-approved product. To the extent we fail to successfully commercialize BENLYSTA, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.
BENLYSTA is our first FDA-approved product. On March 9, 2011, the FDA approved BENLYSTA for the treatment of adult patients with active, autoantibody-positive systemic lupus erythematosus (“SLE”). We believe that BENLYSTA product sales will constitute all or most of our total revenue over the next several years.
The degree of market acceptance and commercial success of BENLYSTA and our ability to generate and increase revenues will depend on a number of factors, including the following:
•	the number of patients with SLE who are diagnosed with the disease, and those that may be treated with BENLYSTA;
•
the safety and efficacy of BENLYSTA, our ability to provide acceptable evidence of safety and efficacy, and the perceptions in the medical community, by regulatory agencies and among insurers and other payers of BENLYSTA’s safety and efficacy;

•
BENLYSTA’s perceived advantages over alternative treatment methods (including relative convenience and ease of administration and prevalence and severity of any adverse events, including any unexpected adverse events of which we become aware);

•	the claims, limitations, warnings and other information in BENLYSTA’s labeling;
•	our establishment of an effective sales force and the ability of our sales, marketing and other representatives to accurately describe BENLYSTA consistent with its approved labeling;
•	BENLYSTA’s price and perceived cost-effectiveness;
•	the ability of patients and physicians and other providers to obtain and maintain sufficient coverage and reimbursement by third-party payers, including government payers;
•	the receipt of European and other ex-U.S. marketing approvals;
•	the receipt and maintenance of marketing approvals from the United States and foreign regulatory authorities;

•	the growth of commercial sales in the United States and successful launch in countries where we have not yet obtained marketing approval;
•	in the United States, the ability of group purchasing organizations, or GPOs (including distributors and other network providers), to sell BENLYSTA to their constituencies;
•	the establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers, and our ability to meet commercial demand for BENLYSTA; and
•	the effectiveness of our partnership with GSK in successfully obtaining foreign regulatory approvals and in marketing and selling BENLYSTA in both the U.S. and abroad.
We cannot predict whether physicians, patients, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize BENLYSTA. Our efforts to educate the medical community and third-party payers regarding the benefits of BENLYSTA will require significant resources and may not be successful in achieving our objectives. If BENLYSTA does not achieve broad market acceptance, the revenues we generate from sales will be limited and our business may not be profitable.
Data generated or analyzed after BENLYSTA approval may result in decreased demand and lower sales or product withdrawal.
As a condition to obtaining U.S. marketing approval of BENLYSTA, we are required to conduct additional clinical trials. The size and scope of these Phase IV trials are significant and will be costly. The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or the efficacy of BENLYSTA that may decrease demand and lower sales. Foreign regulatory agencies may impose comparable post-approval requirements that require significant additional expenditures. Post-marketing studies and other emerging data about BENLYSTA, such as adverse event reports, may also adversely affect sales or result in withdrawal of BENLYSTA from the market. Furthermore, the discovery of significant problems with a product or class of products similar to BENLYSTA could have an adverse effect on the sales of BENLYSTA.
In addition, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved in various diseases to publish guidelines or recommendations related to the use of BENLYSTA or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of BENLYSTA.
If we are unable to obtain marketing approvals for BENLYSTA in Europe and additional jurisdictions, or if we are significantly delayed or limited in doing so, our results of operations and business will be materially and adversely affected and our stock price would likely decline.
In June 2010, our collaboration partner GSK submitted an MAA for BENLYSTA with the EMA. Regulatory applications have also been submitted and are currently under consideration in Canada, Australia, Switzerland, Russia, Brazil and The Philippines. We currently expect a decision by the EMA in the second half of 2011. Despite approval by the FDA, we cannot offer any assurances or predict with any certainty that the EMA or other regulatory authorities will grant marketing approval for BENLYSTA, or the expected timeframe of such approvals. Furthermore, as was the case with FDA approval, other regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of BENLYSTA. Regulatory authorities may condition BENLYSTA marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy, in either particular patient populations or general patient populations or both. The results of these studies, the discovery of previously unknown issues involving safety or efficacy or the failure to comply with post-approval regulatory requirements, including requirements with respect to manufacturing practices, reporting of adverse effects, advertising, promotion and marketing, may result in restrictions on the marketing of BENLYSTA or the withdrawal of BENLYSTA from the market.

If we are unable to obtain approval for expansion of the labeled uses for BENLYSTA, we may not be able to recognize the value of the product in other indications.
BENLYSTA is a human monoclonal antibody that recognizes and inhibits the biological activity of B-lymphocyte stimulator, or BLyS, and is being developed as a potential treatment for SLE. In March 2011, the FDA approved BENLYSTA for the treatment of SLE. We and our partner intend to conduct new clinical trials for additional approved, or labeled, uses of BENLYSTA, such as vasculitis, post-renal transplant and other autoimmune indications and seek expansion of the labeled uses in the U.S. and in other countries. However, we may be unable to obtain approval for such label expansion. If we are not able to obtain approval for expansion of the labeled uses for BENLYSTA, we will have incurred clinical trial costs without corresponding benefits and our stock price may suffer to the degree that our prospects for expanded labeled uses were assigned value in our trading price.
We may be unable to maintain or to expand our commercial manufacturing capability and may be unable to obtain required quantities of our products for commercial use.
Except for raxibacumab and quantities of BENLYSTA manufactured to build our commercial supply inventory of BENLYSTA in support of commercialization, we have limited experience in manufacturing materials suitable for commercial use. The FDA must determine that our facilities comply with cGMP requirements for commercial production to license them for a particular product. Although the FDA has licensed our facility for the manufacture of BENLYSTA, the FDA will routinely re-inspect our facilities for such compliance. We may not successfully establish sufficient manufacturing capabilities or manufacture our products economically or in continuing compliance with cGMPs and other regulatory requirements. For example, we believe that we have sufficient manufacturing capacity to launch BENLYSTA and to supply commercial quantities of BENLYSTA for the first two or three years following launch. In 2010, we entered into a manufacturing agreement with Lonza Sales AG pursuant to which Lonza will manufacture additional commercial quantities of BENLYSTA. However, this additional manufacturing capacity may not be available for 12 months or longer, if ever, due, in part, to the time required to obtain regulatory approvals for the manufacture of BENLYSTA in Lonza’s facility. If Lonza’s facility fails to obtain regulatory approval in a timely manner or at all, we may not be able to build or procure additional capacity in the required timeframe to meet commercial demand, and our revenues may accordingly be limited from BENLYSTA. Our revenues from BENLYSTA also will be limited if the demand for BENLYSTA exceeds our capacity to supply BENLYSTA to patients.
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
If we or our third-party manufacturers fail to comply with regulatory requirements imposed on our manufacturing activities, it could have a material adverse effect on our business, financial condition and results of operations.
We have previously engaged third-party manufacturers or utilized our collaboration partners’ manufacturing capabilities to manufacture products and we expect to continue to do so in the future. If we use others to manufacture our products, we will depend on those parties to comply with cGMPs and other regulatory requirements and to deliver materials on a timely basis. In addition, because regulatory approval to manufacture a drug is generally site-specific, the FDA and other regulatory authorities will routinely inspect our manufacturing facilities and our current and future third-party manufacturers’ facilities for compliance with cGMPs. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may: issue warning letters; suspend or withdraw our regulatory approval for approved or in- market products; seize or detain products or recommend a product recall; refuse to approve pending applications or supplements to approved applications filed by us; suspend any of our ongoing clinical trials; impose restrictions or obligations on our operations, including costly new manufacturing requirements; close our facilities or those of our contract manufacturers; revoke previously granted drug approvals under certain circumstances; or impose civil or criminal penalties. Any of these actions could delay our development of products, the submission of these products for regulatory approval or result in insufficient product quantity to support commercial demand. As a result, our business, financial condition and results of operations could be seriously harmed.

Because we currently have only a limited marketing capability and in light of various factors, we may be unable to price or sell any of our products effectively.
Although we have priced BENLYSTA for the U.S. market, we can provide no assurance as to the price that we may be able to set for BENLYSTA in other markets upon foreign approvals. The prices for our products may be affected by various factors that could adversely affect our sales and profit margins, including economic analyses of the burden of the applicable disease, the perceived value of the product and third party reimbursement policies.
BENLYSTA is currently our only commercially marketed product, although we have sold raxibacumab to the U.S. Government. BENLYSTA will be marketed together with our collaborator, GSK. If we receive approval for other products that can be marketed, we may market the products either independently or together with collaborators or strategic partners. Whether we market a product independently or in collaboration with a strategic partner, we will incur significant additional expenditures and commit significant additional resources to establish sales forces. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. We may be unable to retain an adequate number of qualified sales representatives and may encounter difficulties in retaining third parties to provide sales, marketing or distribution resources. Ultimately, we and our partners may not be successful in marketing our products.
Changes in the health care system or reimbursement policies may result in a decline in our potential sales and a reduction in our expected revenue from our potential products.
The revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Recent United States legislation, rules and regulations instituted significant changes to the United States healthcare system that could have a material adverse effect on our business, financial condition and profitability. We cannot predict what effects, if any, this legislation might have on our company and our products as this legislation is implemented over the next few years, nor can we predict whether additional legislative or regulatory proposals may be adopted.
In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement and access to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. Third-party payers may limit access to pharmaceutical products through the use of prior authorizations and step therapy. Any reimbursement granted may not be maintained or limits on reimbursement available from third parties may reduce the demand for or negatively affect the price and profitability of those products. Payers my pursue aggressive cost cutting initiatives such as comparing the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement. This would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to successfully commercialize our products and product candidates and the demand for our products depend, in part, on the extent to which reimbursement and access is available from such third-party payers.

Uncertainty exists about the reimbursement status of newly approved biopharmaceutical products. Healthcare providers and third-party payers use coding systems to identify diagnoses, procedures, services, and treatments. Proper coding is an integral component to receiving appropriate reimbursement for the administration of BENLYSTA and related services. Most payers recognize the Healthcare Common Procedure Coding System (“HCPCS”) Level II national codes to identify and report drugs and the American Medical Association Current Procedural Terminology, or CPT, codes to report professional services (including drug administration). As a new drug, BENLYSTA has not been assigned a permanent, unique HCPCS code and there is a lack of clarity as to the appropriate CPT Code that should be used for its administration. We have applied for a permanent HCPCS code and intend to obtain guidance from The Centers for Medicare & Medicaid Services (“CMS”) regarding CPT Code usage. Until a permanent HCPCS code is assigned for BENLYSTA, physicians may bill using an unclassified (miscellaneous) code. Use of miscellaneous codes typically causes claims processing delays and may lead to lower payments to physicians or other providers and may cause physicians or other providers to delay use of BENLYSTA until a permanent code has been assigned.
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
We have entered into a two-phase contract to supply raxibacumab to the U.S. Government, which may be terminated by the U.S. Government at any time. Under the first phase of the contract, we supplied ten grams of raxibacumab to the HHS for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of raxibacumab for the U.S. Strategic National Stockpile (“SNS”) for use in the treatment of anthrax disease. We completed delivery of these doses and the U.S. Government accepted our deliveries. In July 2009, the U.S. Government agreed to purchase 45,000 additional doses. As of March 31, 2011, we have delivered approximately 25,000 doses of this second order. We, therefore, have future deliveries to make and ongoing obligations under the contract, including the obligation to seek FDA approval.
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

If we are unable to successfully commercialize BENLYSTA or other product candidates we develop, we may not be able to recover our investment in our research, product development, manufacturing and marketing efforts.
In March 2011, we received approval from the FDA to market BENLYSTA in the United States. We have made and continue to make substantial expenditures in advance of commercializing BENLYSTA and our other product candidates. We have invested significant time and resources to isolate and study genes and determine their functions. We devote substantial resources to developing proteins, antibodies and small molecules for the treatment of human disease. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive animal and human clinical studies. We are also devoting substantial resources to enhancing our manufacturing capabilities and to building our commercial supply inventories of BENLYSTA to support commercialization. We have and expect to continue to devote substantial resources to maintain our marketing capability for BENLYSTA and any of our other products that are approved by the FDA or other regulatory authorities. These costs increased as we neared the potential launch of BENLYSTA. If any product we develop is not approved for commercial sale, we may be unable to recover the large investment we have made in research, development, manufacturing and marketing efforts, and our business and financial condition could be materially adversely affected.
COMPETITIVE RISKS
Our competitors may develop and market products that are, or are perceived as, less expensive, more effective, safer, easier to administer or reach the market sooner. This may diminish or eliminate the commercial success of any products we may commercialize.
The development and commercialization of biopharmaceutical products is highly competitive and subject to rapid technological advances. We will face competition with respect to all products we may develop or commercialize from pharmaceutical and biotechnology companies worldwide. We also expect to face increasing competition from governments, universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the field of biologic technologies, and they are increasingly aware of the commercial value of their findings. As a result, they are demanding greater patent and other proprietary rights, as well as licensing and future royalty revenues.
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
We are aware of existing products and products in research or development by others that address the diseases we are targeting. Any of these products may compete with our product candidates. For example, a number of pharmaceutical and biotechnology companies are currently developing products targeting the same types of indications that we are targeting with BENLYSTA, and some of these competitors’ products are in clinical trials.

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
The United States has enacted legislation establishing a regulatory pathway for follow-on biologics, also known as biosimilars. This and similar regulatory and legislative activity in other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to BENLYSTA and raxibacumab which might affect the profitability or commercial viability of our products. An accelerated route to market for generic versions of small molecule drugs was established in the United States with the passage of the Hatch-Waxman Amendments in 1984, which also provides five years of exclusivity for small molecule drugs with additional exclusivity under certain circumstances. The passage of the Biologics Price Competition and Innovation Act (“BPCIA”) in March 2010 established a similar pathway for FDA approval of a follow-on biologic that provides twelve years of exclusivity for the original biologic and an additional six month exclusivity period if certain pediatric studies are conducted. The FDA is presently drafting regulations to implement this legislation, which may or may not be favorable to HGS. Moreover, additional legislation could adversely affect the period of exclusivity for an original biologic. For example, the Obama Administration’s proposed 2012 budget seeks to reduce the period of exclusivity to seven years and to prohibit additional exclusivity periods for a given biologic product. The European Medicines Agency has issued guidelines for approving products through an abbreviated pathway under which more than ten biosimilars have been approved. European legislation provides ten years of exclusivity for original drugs, including biologics, and an additional one year of exclusivity for obtaining marketing approval for certain additional indications. If a generic or biosimilar version of one of our products were approved, it could have a material adverse effect on the sales and gross profits of the product and adversely affect our business and operating results.
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
Although we are or will be conducting human studies with respect to a number of products, including potential new indications for BENLYSTA, we may not be successful in developing or commercializing any of these products or indications. Our ability to develop and commercialize products based on proteins, antibodies and small molecules will depend on our abilities to:
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
We cannot assure you that we will be able to develop other products or new indications for BENLYSTA that will become commercially successful.
We will continue to incur substantial expenditures relating to research, development, clinical studies and manufacturing efforts. Depending on the stage of development, our products may require significant further research, development, testing and regulatory approvals. Even if regulatory approval is obtained for the commercial sale of a product or a new indication for BENLYSTA, it could take considerable time following approval, if ever, before we are likely to receive continuing revenue from product sales or substantial royalty payments.
We are continually evaluating our business strategy and may modify this strategy in light of developments in our business and other factors.
Our ability to discover and develop new products will depend on our internal research capabilities and our ability to acquire products. Although we continue to conduct research and development activities on products and have increased our activities in this area, our limited resources may not be sufficient to discover and develop new product candidates.
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
Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. For example, we had been developing ZALBIN for many years. In 2010, we and our collaboration partner Novartis decided to end further development of ZALBIN in anticipation of a Complete Response Letter from the FDA in which we expected the FDA to conclude that our existing ZALBIN data would not support approval of our BLA. Additionally, in November 2009, we received a Complete Response Letter from the FDA related to our BLA for raxibacumab. In this letter, the FDA determined that it could not approve the BLA in its present form and requested additional studies and data that would be needed prior to the FDA making a decision as to whether or not to approve the raxibacumab BLA. For raxibacumab, we may not be able to complete the requested studies or to generate the required data in a timely manner, if at all. If we do not complete the additional studies and generate the additional data within the time required by the FDA, we may be required to withdraw our existing BLA and resubmit our BLA after completion of such studies. This will start a new review cycle. Even if we can complete such studies and generate such data, the studies and data may not be sufficient for FDA approval. Even if FDA or other regulatory approval is obtained for a product candidate, it may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warnings or labeling language, any of which might reduce the commercial potential of the product.
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
We may not be able to generate substantial revenue from agreements with our collaboration partners.
To date we have received substantial revenue from payments made under collaboration agreements with Novartis and GSK, and to a lesser extent, other agreements. Our agreement with Novartis has been terminated. The research term of our initial GSK collaboration agreement and many of our other collaboration agreements expired in 2001. None of the research terms of these collaboration agreements was renewed and we may not be able to enter into additional collaboration agreements. While our partners under our initial GSK collaboration agreement have informed us that they have been pursuing research programs involving different genes for the creation of small molecule, protein and antibody drugs, we cannot assure you that any of these programs will be continued or will result in any approved drugs. If our partners are unsuccessful in such research and development efforts, we will not receive any revenue from the development or commercialization of these assets.
Under our present collaboration agreements, we are entitled to certain commercialization rights, milestones and/or royalty payments based on our partners’ development of the applicable product. We may not receive revenue under these agreements if our collaborators fail to:
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
Our business strategy includes the acquisition of other biotechnology companies or in-license of additional product candidates to complement and supplement our existing product pipeline, and we may acquire such companies and in-license additional product candidates that have demonstrated positive pre-clinical and/or clinical data. We have certain criteria by which we assess any acquisition or in-license and we may not be successful in identifying, effectively evaluating, acquiring or in-licensing, and developing additional product candidates, or on acceptable terms. In addition, product in-licensing involves inherent risks, including uncertainties due to matters that may affect the successful development or commercialization of the in-licensed product as well as the possibility of contractual disagreements with regard to terms such as patent rights, license scope or termination rights. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to an opportunity that may not result in a successfully developed, or commercialized, product. Moreover, the cost of acquiring other companies or in-licensing product candidates could be substantial and in order to acquire companies or new products we may need to raise additional financing, which if it involves the issuance of additional shares of our common stock would dilute existing stockholders. In March 2011, we entered into a development and commercialization agreement with FivePrime Therapeutics, Inc. to develop a product for multiple cancers. We paid FivePrime an upfront license fee of $50 million and could be required to pay up to $445 million in future development, regulatory and commercial milestone payments. However, there can be no assurance that we will be able to develop and commercialize such a product or ever be able to recover our initial or subsequent investment in the development of this product. If we are unsuccessful in our efforts to acquire other companies or in-license and develop additional product candidates, or if we acquire or license unproductive assets, it could have a material adverse effect on the growth of our business.
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
REGULATORY AND COMPLIANCE RISKS
If we fail to comply with the extensive health care legal and regulatory requirements applicable to us, we may be subject to significant liability.
Our activities, and the activities of our agents, including some contracted third parties, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. As discussed in other risk factors, the FDA directly regulates many of our business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, and adverse event reporting. Additionally, our interactions in the U.S. or abroad with physicians and other potential referral sources that prescribe or purchase our products are also subject to government regulation designed to prevent health care fraud and abuse. Relevant U.S. laws include:
•
the Anti-Kickback Law, which prohibits persons from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs, such as the Medicare and Medicaid programs;

•
federal false claims laws which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent;

•
laws that require transparency regarding financial arrangements with health care professionals, such as the reporting and disclosure requirements imposed by the Patient Protection and Affordable Care Act (PPACA) that will take effect in 2012 and state laws that are currently in effect; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by state health insurance programs or any third-party payer, including commercial insurers.

Moreover, recent health care reform legislation has increased the risks and consequences for some of these laws. For example, PPACA provides that the government may assert that a claim, which includes items or services resulting from a violation of the Federal Anti-Kickback Law constitutes a “false” or fraudulent claim for purposes of the Federal False Claims Act and other federal false claims statutes.
The FDA, the Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states’ Attorneys General and other governmental authorities actively enforce the laws and regulations discussed above. In the U.S., pharmaceutical and biotechnology companies have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state health care business, submission of false claims for government reimbursement, or submission of incorrect pricing information.
Violations of any of the laws described above or any other applicable governmental regulations and other similar foreign laws may subject us, our employees or our agents to criminal and/or civil sanctions, including fines, civil monetary penalties, exclusion from participation in government health care programs (including Medicare and Medicaid), and the restriction or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Additionally, whether or not we have complied with the law, an investigation into alleged unlawful conduct may incur significant expense, cause reputational damage, divert management time and attention, and otherwise adversely affect our business. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants, contractors, or other agents are or will be in compliance with all applicable U.S. or foreign laws.
Furthermore, we expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to health care fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.
Our growing international operations increase our risk of exposure to potential claims of bribery and corruption.
Failure to comply with applicable legislation such as the U.S. Foreign Corrupt Practices Act and the recently enacted United Kingdom (“U.K.”) Bribery Act and other similar foreign laws could expose us and senior management to civil and criminal penalties, potential debarment from public procurement, and reputational damage, all of which could materially and adversely affect our business. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants, contractors, or other agents are or will be in compliance with all applicable U.S. or foreign laws.

Because we are subject to extensive and changing government regulatory requirements, we may not be able to obtain regulatory approval of our product candidates in a timely manner, if at all.
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
United States Regulatory Approval. Before a product can be marketed in the United States, the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application (“NDA”) or a biologics license application (“BLA”), depending on the type of drug. In responding to an application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. In March 2011 we received marketing approval for BENLYSTA from the FDA. We cannot assure you that any approval required by the FDA for any other product candidates will be obtained on a timely basis, or at all.
Furthermore, regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of the product and materially adversely affect our results of operations and business.
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
Foreign Regulatory Approvals. We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be rigorous, costly and uncertain. In June 2010, our collaboration partner GSK submitted an MAA for BENLYSTA with the European Medicines Agency. We currently expect a decision by the EMA in the second half of 2011, but can provide no assurance that the EMA will grant regulatory approval for BENLYSTA on such timeframe, if at all. Applications have also been submitted and are currently under consideration in Canada, Australia, Switzerland, Russia, Brazil and The Philippines. Foreign regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of the product.
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
In addition, the United States Congress is considering significant changes to U.S. intellectual property laws that could affect the extent and scope of existing protections for biotechnology products and processes. For example, the U.S. Senate recently passed the “America Invents Act,” which in part provides opportunities for third parties to challenge issued patents and submit evidence to be considered by the Patent Office prior to the issuance of a patent. Similar legislation is currently pending in the U.S. House of Representatives. Changes in, or different interpretations of, patent laws in the United States and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products or prevent us from using or commercializing our discoveries and products.
On January 25, 2011, HGS filed suit against Genentech, Inc. and City of Hope in the United States District Court for the District of Delaware seeking a ruling that US Patent No. 6,331,415 (the “Cabilly II Patent”) is invalid, unenforceable, and not infringed by the manufacture, use, importation, offer for sale and sale of BENLYSTA. On February 18, 2011, HGS filed a separate suit against Genentech in the United States District Court for the District of Delaware seeking a ruling that Genentech violated numerous antitrust and unfair competition laws in obtaining and enforcing the Cabilly II patent. Genentech, along with City of Hope in the first case, has moved to dismiss or to stay the Delaware actions or, alternatively, to transfer them to the United States District Court for the Central District of California. Those motions are pending. On April 12, 2011, HGS filed suit against Genentech and City of Hope in the United States District Court for the District of Delaware seeking a ruling that US Patent No. 7,923,221 (the “Cabilly III Patent”) is invalid, unenforceable, and not infringed by the manufacture, use, importation, offer for sale and sale of BENLYSTA. On the same day, Genentech and City of Hope filed an infringement action against HGS, Glaxo Group Ltd., GlaxoSmithKline LLC, Lonza Biologics plc and Lonza Biologics, Inc., in the United States District Court for the Central District of California, alleging that the manufacture, offer for sale and sale of BENLYSTA infringes one or more claims of the Cabilly III patent.
We have also been involved in a number of interference proceedings brought by the United States Patent and Trademark Office (“PTO”) and may be involved in additional interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S.
We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings, and may be involved in other such proceedings in the future. For example, we are involved in European opposition proceedings regarding an issued patent of Biogen Idec that HGS and GSK have licensed. In this opposition, the European Patent Office (“EPO”) found Biogen Idec’s claims to a method of treating autoimmune diseases using an antibody to BLyS (such as BENLYSTA), to be valid. Merck Serono SA has appealed this decision to an EPO Technical Board of Appeal. A hearing is expected in late 2011. We are also involved in a revocation proceeding brought by Eli Lilly and Company with respect to our U.K. patent related to BLyS compositions, including antibodies. Although an EPO Technical Board of Appeal held that the corresponding European patent was valid, the UK Court of Appeal disagreed and upheld a lower UK court’s ruling that the UK patent was invalid. The UK Supreme Court granted HGS permission to appeal this decision. The appeal is expected to be heard in July 2011.

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
As of March 31, 2011, we had convertible subordinated debt of $379.0 million ($403.8 million on a face value basis) and a long-term lease financing for our large-scale manufacturing facility of $251.0 million. During the three months ended March 31, 2011 we made cash interest payments on our convertible subordinated debt of $2.3 million. During the three months ended March 31, 2011 we made cash payments on our long-term lease financing of $6.2 million. In addition, we have operating leases, primarily our long-term operating lease for our headquarters, for which we made cash payments of $5.3 million during the three months ended March 31, 2011. Our substantial debt and long-term lease obligations will have several important consequences for our future operations. For instance:
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
As of March 31, 2011, we had $403.8 million in face value of convertible subordinated debt outstanding, with $197.1 million and $206.7 million due in 2011 and 2012, respectively. Those notes are convertible into our common stock at conversion prices of approximately $15.55 and $17.78 per share, respectively. If our stock price does not exceed the applicable conversion price of those notes, upon maturity, we may need to pay the note holders in cash or restructure some or all of the debt. Our recent stock price has been above the conversion price and we believe we currently have sufficient unrestricted cash should note holders seek cash payment upon maturity. However, since there are other potential uses for these funds and it may be one or more years, if ever, before we are likely to generate significant positive cash flow from operations, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay our debt upon maturity.
To become a successful biopharmaceutical company, we may need additional funding. If we do not obtain this funding on acceptable terms, we may not be able to generate sufficient revenue to repay our debt, to continue our research and development efforts or to launch and successfully market our products.
We continue to expend substantial funds on our research and development programs and human studies on current and future product candidates. We also expect to expend significant funds to support commercial marketing activities, to acquire other biotechnology companies or in-license and develop additional product candidates, and to enhance our manufacturing capacity. We may need additional financing to fund these activities. We may not be able to obtain additional financing on acceptable terms, if at all. If we raise additional funds by issuing equity securities, equity-linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders and the new debt securities may contain restrictive financial covenants.
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
We may be subject to product liability or other claims from the use of BENLYSTA or other of our products which could negatively affect our future operations. We have limited product liability insurance.
Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing, marketing and sales of biopharmaceutical formulations and products and product candidates. If the use of one or more of our products or product candidates harms people, we may be subject to costly and damaging product liability claims. This liability might result from claims made directly by patients, hospitals, clinics or other consumers, or by other companies manufacturing these products on our behalf. Our future operations may be negatively affected from the litigation costs, settlement expenses, management resources and lost product sales inherent to these claims. In addition, negative publicity associated with any claims, regardless of their merit, may decrease the future demand for our products. Any of these effects could have a material adverse effect on our business, financial condition and results of operations. While we will continue to attempt to take appropriate precautions, we cannot assure you that we will avoid significant product liability exposure.
We currently maintain product liability insurance. There is no guarantee that such insurance will provide adequate coverage against potential liabilities. We may not be able to obtain or maintain adequate product liability insurance, when needed, on acceptable terms, if at all, or such insurance may not provide adequate coverage against potential liabilities. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient liquidity to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.

We are not currently profitable and might never become profitable.
We have a history of losses and expect to continue to incur substantial losses and negative operating cash flow, and we might never achieve or maintain profitability.
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
Sales of substantial amounts of shares of our common stock or securities convertible into or exchangeable for our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and may continue to use our common stock or securities convertible into or exchangeable for our common stock to acquire technology, product rights or businesses, or for other purposes. Our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2011, we had 189,629,583 shares of common stock outstanding. In addition, an aggregate of approximately 24,302,742 shares of our common stock are issuable upon conversion of our outstanding 2011 Notes and outstanding 2012 Notes at an applicable conversion price of $15.55 and $17.78 per share, respectively; 26,466,429 shares of our common stock are issuable upon the exercise of options outstanding as of March 31, 2011, having a weighted-average exercise price of $16.09 per share, including 3,145,015 stock options granted during the three months ended March 31, 2011 with a weighted-average grant date fair value of $15.12 per share; and 344,625 shares of our common stock are issuable upon the vesting of restricted stock unit awards outstanding as of March 31, 2011. If we issue additional equity securities, including in exchange for our outstanding convertible debt or in connection with the exercise or vesting of equity awards, the price of our common stock may be materially and adversely affected and the holdings of our existing stockholders would be diluted.
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

•	limit who may call special meetings of stockholders; and
•	establish advance notice requirements for nomination of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholders’ meetings.

Item 6.	Exhibits

31.1		Rule 13a-14(a) Certification of Principal Executive Officer.

31.2		Rule 13a-14(a) Certification of Principal Financial Officer.

32.1		Section 1350 Certification of Principal Executive Officer.

32.2		Section 1350 Certification of Principal Financial Officer.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Labels Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document
In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.
BY:	/s/ H. Thomas Watkins
H. Thomas Watkins
President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ David P. Southwell
David P. Southwell
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)
Dated: April 29, 2011

EXHIBIT INDEX

Exhibit No.		Description

31.1		Rule 13a-14(a) Certification of Principal Executive Officer.

31.2		Rule 13a-14(a) Certification of Principal Financial Officer.

32.1		Section 1350 Certification of Principal Executive Officer.

32.2		Section 1350 Certification of Principal Financial Officer.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Labels Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document
In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.