Form 10-Q
period 2011-06-30
HUMAN GENOME SCIENCES INC
filed 2011-07-28
CIK 901219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2011

Commission File Number 001-14169

HUMAN GENOME SCIENCES, INC.

(Exact name of registrant)

Delaware	22-3178468
(State of organization)	(I.R.S. Employer Identification Number)

14200 Shady Grove Road, Rockville, Maryland 20850-7464

(Address of principal executive offices and zip code)

(301) 309-8504

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on June 30, 2011 was 190,669,002.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Revenue:
Product sales	$20,644	$13,120	$34,754	$26,668
Manufacturing and development services	4,000	5,380	16,264	9,500
Research and development collaborative agreements	214	20,292	412	49,138

Total revenue	24,858	38,792	51,430	85,306

Costs and expenses:
Cost of product sales	11,609	7,527	21,608	15,095
Cost of manufacturing and development services	6,741	3,112	18,340	4,025
Research and development expenses	33,403	51,390	117,887	108,861
Selling, general and administrative expenses	39,436	23,755	74,557	42,092
Commercial collaboration expenses	2,163	—	5,248	—
Facility-related exit credits	—	—	(1,717)	—

Total costs and expenses	93,352	85,784	235,923	170,073

Income (loss) from operations	(68,494)	(46,992)	(184,493)	(84,767)

Investment income	2,922	5,087	6,174	9,703
Interest expense	(15,452)	(14,794)	(30,728)	(29,460)
Other income (expense)	364	(164)	(2,608)	(217)

Income (loss) before taxes	(80,660)	(56,863)	(211,655)	(104,741)
Provision for income taxes	—	—	—	—

Net income (loss)	$(80,660)	$(56,863)	$(211,655)	$(104,741)

Basic and diluted net income (loss) per share	$(0.42)	$(0.30)	$(1.12)	$(0.56)

Weighted average shares outstanding, basic and diluted	190,276,862	187,677,541	189,680,061	186,909,903

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$53,693	$155,691
Short-term investments	139,876	282,016
Accounts receivable	38,344	25,958
Collaboration receivables	31,462	18,856
Inventory	38,846	43,091
Prepaid expenses and other current assets	5,579	5,569

Total current assets	307,800	531,181

Marketable securities	429,707	416,165
Property, plant and equipment (net of accumulated depreciation)	250,390	253,122
Restricted investments	80,044	79,510
Collaboration receivables, non-current	18,240	29,225
Inventory, non-current	60,008	—
Other assets	2,264	5,826

TOTAL ASSETS	$1,148,453	$1,315,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,595	$41,798
Accrued payroll and related taxes	26,514	30,157
Convertible subordinated debt	193,208	188,620
Collaboration payable	24,073	12,984
Deferred revenues	5,811	5,134
Accrued exit expenses	—	1,238
Other current liabilities	1,013	1,013

Total current liabilities	288,214	280,944

Convertible subordinated debt, non-current	190,967	184,231
Lease financing	251,392	250,516
Other liabilities	12,429	13,575

Total liabilities	743,002	729,266

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,907	1,890
Additional paid-in capital	3,028,969	2,996,645
Accumulated other comprehensive income	6,127	7,125
Accumulated deficit	(2,631,552)	(2,419,897)

Total stockholders’ equity	405,451	585,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,148,453	$1,315,029

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(211,655)	$(104,741)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	15,050	10,819
Depreciation and amortization	10,754	10,631
Amortization of debt discount	12,323	11,267
Charge for impaired investment	2,909	—
Facility-related exit credits	(1,717)	—
Accrued interest on short-term investments, marketable securities and restricted investments	124	2,394
Non-cash expenses and other	1,969	229
Changes in operating assets and liabilities:
Accounts receivable	(12,386)	5,433
Collaboration receivables	(1,621)	(19,850)
Inventory	(52,621)	(3,100)
Prepaid expenses and other assets	(309)	1,900
Accounts payable and accrued expenses	(5,373)	(251)
Accrued payroll and related taxes	(3,643)	(13,021)
Collaboration payable	11,089	—
Deferred revenues	677	(47,102)
Accrued exit expenses	4	(760)
Other liabilites	(708)	843

Net cash used in operating activities	(235,134)	(145,309)

Cash flows from investing activities:
Purchase of short-term investments and marketable securities	(155,764)	(479,438)
Proceeds from sale and maturities of short-term investments and marketable securities	283,900	313,416
Capital expenditures - property, plant, and equipment	(7,485)	(4,338)
Release of restricted investments	—	100

Net cash provided by (used in) investing activities	120,651	(170,260)

Cash flows from financing activities:
Purchase of restricted investments	(33,490)	(15,279)
Proceeds from sale and maturities of restricted investments	32,907	13,770
Proceeds from issuance of common stock	14,109	31,349
Purchase of treasury stock	(1,041)	(1,025)

Net cash provided by financing activities	12,485	28,815

Net decrease in cash and cash equivalents	(101,998)	(286,754)
Cash and cash equivalents - beginning of period	155,691	567,667

Cash and cash equivalents - end of period	$53,693	$280,913

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Six months ended June 30,
	2011	2010
	(in thousands)
Cash paid (received) during the period for:
Interest	$16,820	$16,492
Income taxes	$—	$(1,165)

During the six months ended June 30, 2011 and 2010, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $876 and $1,020, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase through 2015.

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company” or “HGS”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six months ended June 30, 2011 and 2010, the Company’s financial position as of June 30, 2011, and the cash flows for the six months ended June 30, 2011 and 2010. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of future financial results.

Accounts receivable. Trade accounts receivable are recorded net of allowances for prompt payment discounts and doubtful accounts.

Non-current inventory. Inventory that is not expected to be utilized until more than twelve months from the balance sheet date is classified as non-current. Estimating the level of inventory utilization for the upcoming twelve months requires management to exercise significant judgment. The Company maintains inventory levels in excess of twelve months to mitigate risks such as product shortage due to higher than anticipated product demand, long lead times for manufacturing finished goods, supply interruptions for raw materials and risks of production disruptions at its sole FDA-approved manufacturing site due to contamination, equipment failure or other facility-related issues. Carrying such levels of inventory impacts the Company’s liquidity and cash flows since the inventory will not be converted to cash for more than one year from the balance sheet date.

Inventory is evaluated for impairment by consideration of factors such as lower of cost or market, net realizable value, obsolescence or expiry. Inventories have carrying values that do not exceed cost nor do they exceed net realizable value. The Company believes BENLYSTA® has limited risk of obsolescence at this time based on market research, which is used to estimate future demand.

The Company evaluates expiry risk by evaluating current and future product demand relative to product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Currently, the shelf life of raw materials and work in process is approximately one to five years and three years, respectively. The shelf life for finished goods is three years. The product shelf life resets as inventory moves through each stage of completion.

The Company does not expect changes to current demand estimates at this time that would result in any excess or obsolete inventory.

Deferred revenue. Deferred revenue consists primarily of amounts related to raxibacumab and certain BENLYSTA shipments. The Company recognizes raxibacumab revenue based on the average contracted price as shipments occur and records the difference between the invoiced price and the average contracted price in deferred revenue. Revenue relating to BENLYSTA shipments to specialty distributors is deferred and recognized as revenue once product has been sold-through to healthcare providers.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 1. Summary of Significant Accounting Policies (continued)

Product sales. Product sales consist of U.S. sales of BENLYSTA and raxibacumab. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, all performance obligations have been met and returns can be reasonably estimated. Product sales are recorded net of accruals for estimated rebates, chargebacks, discounts and other deductions (collectively, “sales deductions”) and returns. Amounts accrued for sales deductions and returns are adjusted when trends, significant events, or actual results indicate that adjustment is appropriate. With the exception of allowances for prompt payment, allowances for sales deductions and returns are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company does not record sales deductions and returns for sales of raxibacumab due to the absence of discounts and rebates and no right of return under the contract with the United States Government (“USG”). Aside from product recall, once delivery has occurred, product may not be returned to the Company for any reason, including failure to obtain U.S. Food and Drug Administration (“FDA”) approval. Furthermore, the Company has no obligation to replace existing Strategic National Stockpile (“SNS”) doses if the formulation changes during the FDA approval process.

The Company estimates BENLYSTA sales deductions and returns utilizing actual sales data, contracts with distributors and wholesalers and third-party market research. Company estimates and assumptions are subject to inherent limitations and may need to be adjusted accordingly on a prospective basis. Specific considerations for BENLYSTA sold in the U.S. are as follows:

•

With respect to BENLYSTA, the Company has determined that it qualifies as the principal based on various elements of the Company’s agreement with GlaxoSmithKline (“GSK”), including responsibility for manufacturing product for sale in the U.S., inventory risk and primary responsibility for changes to the product, including product specifications. The Company has an agreement with GSK whereby GSK provides distribution services.

•

BENLYSTA is distributed in the United States using specialty distributors and wholesalers. Under this model, exclusive distributors purchase and take physical delivery of product, and then sell to physicians or their clinics. Because the Company just received FDA approval in the first quarter of 2011, the Company currently cannot make a reasonable estimate of future product returns when product is delivered to distributors. Therefore, the Company currently does not recognize revenue upon product shipment to specialty distributors, even though the distributor is invoiced upon product shipment. Instead, the Company recognizes revenue through the specialty distributor channel at the time of shipment to the physicians or their clinics. Wholesalers supply product to all other healthcare providers (e.g. hospitals, pharmacies), however they do not take physical delivery of product. All wholesaler orders are drop-shipped directly to the healthcare providers. For wholesaler purchases, the Company currently recognizes revenue upon shipment to the healthcare provider.

•

Product returns. BENLYSTA customers are not offered a general right of return. However, the Company will accept product that is damaged or defective when shipped directly from GSK or for expired product up to 12 months subsequent to its expiration date. Due to the price of BENLYSTA and limited contractual rights of return, healthcare providers generally only carry inventory quantities estimated to meet projected short-term demand. Once product has been delivered to healthcare providers, the risk of material returns is significantly mitigated, and the Company is able

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 1. Summary of Significant Accounting Policies (continued)

to make a reasonable estimate of future returns at that point. In developing estimates for sales returns, the Company considers shelf life of the product, expected demand based on market data and publicly available return rates used for other biologic drugs. In addition, the Company considers the price of the product, the nature of healthcare providers, the ability of healthcare providers to obtain product on a just-in-time basis, the predictability of patient infusion and dosing and the absence of financial incentives that would promote bulk or advance purchasing.

•

Rebates. Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company estimates for expected utilization of rebates are based in part on third party market research data. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

•

Chargebacks. Chargebacks are discounts that occur when contracted customers purchase directly from an intermediary distributor or wholesaler. Contracted customers, which currently consist primarily of Public Health Service institutions and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The distributor or wholesaler, in turn, charges back the difference between the price initially paid by the distributor or wholesaler and the discounted price paid to the distributor or wholesaler by the customer. The allowance for distributor/wholesaler chargebacks is based on known sales to contracted customers.

•

Distributor / Wholesaler Deductions. U.S. specialty distributors and wholesalers are offered various forms of consideration including allowances, service fees and prompt payment discounts. Distributor allowances and service fees arise from contractual agreements with distributors and are generally a fixed rate per vial purchased. Wholesale customers are offered a prompt pay discount for payment within a specified period. Distributor allowances and service fees and wholesaler prompt payment discounts recorded in the Company’s 2011 statements of operations are based on actual product sales and are not estimates.

•

Co-pay assistance. Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. The Company accrues a liability for co-pay assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

The Company is not the principal with respect to BENLYSTA sold in the rest of world (“ROW”). Therefore, the Company will not record product sales with respect to this activity.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

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

Commercial collaboration expenses. Commercial collaboration expenses include GSK’s share of the collaboration profit with respect to BENLYSTA in the United States. At this time, it also includes HGS’ share of the ROW collaboration expense incurred by GSK. In the period when ROW results become profitable, the Company will begin to reflect such results as commercial collaboration income. Commercial collaboration expenses/income does not include any research and development expenses shared with GSK.

Major customers and concentration of credit risk

The Company sells BENLYSTA to a limited number of specialty distributors and wholesalers and sells raxibacumab only to the USG. The Company periodically assesses the financial strength of its customers and establishes allowances for anticipated losses, if necessary. The following table includes those customers that represent more than 10% of total gross revenue for the six months ended June 30, 2011:

Customer A	51.8%
Customer B	12.3%
Customer C	11.2%

The three customers having a balance of more than 10% of the Accounts receivable balance on the consolidated balance sheet as of June 30, 2011 represent an aggregate of 96% of Accounts receivable.

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

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 1. Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables. The new standards require entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have objective and reliable evidence of fair value. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables. These new standards were effective for the Company as of January 1, 2011 and have been implemented on a prospective basis. The adoption of these standards did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires disclosing the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures were effective for the Company beginning January 1, 2010, and had no material impact on the Company’s financial statements. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements were required beginning January 1, 2011. The additional provisions of ASU 2010-06 did not have any effect on the Company’s consolidated results of operations, financial position or liquidity.

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

In December 2010, the FASB issued ASU 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (“ASU 2010-27”), which specifies that the liability for the new fee mandated by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. This ASU was effective for the Company beginning January 1, 2011. The adoption of ASU 2010-27 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This ASU is effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 2. Comprehensive Income (Loss)

The Company’s unrealized gains or losses on available-for-sale short-term investments, marketable securities and long-term equity investments and cumulative foreign currency translation adjustment activity are required to be included in other comprehensive income (loss).

During the three and six months ended June 30, 2011 and 2010, total comprehensive loss amounted to:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(80,660)	$(56,863)	$(211,655)	$(104,741)

Net unrealized gains (losses):
Short-term investments and marketable securities	1,289	85	(188)	1,291
Restricted investments	7	(265)	(199)	(276)
Foreign currency translation	(1,158)	(29)	(1,263)	(58)

Subtotal	138	(209)	(1,650)	957
Reclassification adjustments for gains (losses) realized in net loss	275	(713)	652	(611)

Total comprehensive loss	$(80,247)	$(57,785)	$(212,653)	$(104,395)

During the three months ended March 31, 2011, the Company recorded an impairment charge of $2,909 relating to its investment in Aegera Therapeutics, Inc. (“Aegera”). This impairment charge is included in the net loss for the six months ended June 30, 2011 of $211,655. See Note 4, Collaborations and Other Agreements, for additional information.

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 3. Investments

Available-for-sale investments, including accrued interest, as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$101,049	$1,670	$(5)	$102,714
Residential mortgage-backed securities	25,587	328	(18)	25,897
Government-sponsored enterprise securities	10,003	2	—	10,005
Asset-backed securities	1,260	—	—	1,260

Subtotal - Short-term investments	137,899	2,000	(23)	139,876

Corporate debt securities	252,694	3,911	(215)	256,390
Residential mortgage-backed securities	78,605	1,005	(55)	79,555
Government-sponsored enterprise securities	20,307	52	—	20,359
Asset-backed securities	73,307	97	(1)	73,403

Subtotal - Marketable securities	424,913	5,065	(271)	429,707

Restricted cash and cash equivalents	11,392	1	—	11,393
U.S. Treasury and agencies	1,303	7	—	1,310
Corporate debt securities	50,865	530	(11)	51,384
Residential mortgage-backed securities	5,058	57	(3)	5,112
Government-sponsored enterprise securities	7,517	26	—	7,543
Asset-backed securities	3,297	5	—	3,302

Subtotal - Restricted investments	79,432	626	(14)	80,044

Total	$642,244	$7,691	$(308)	$649,627

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 3. Investments (continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$125,708	$1,655	$(19)	$127,344
Residential mortgage-backed securities	53,944	787	(13)	54,718
Government-sponsored enterprise securities	86,905	61	—	86,966
Asset-backed securities	12,983	5	—	12,988

Subtotal - Short-term investments	279,540	2,508	(32)	282,016

Corporate debt securities	248,500	3,611	(881)	251,230
Residential mortgage-backed securities	79,605	1,161	(20)	80,746
Government-sponsored enterprise securities	25,402	3	(120)	25,285
Asset-backed securities	58,822	84	(2)	58,904

Subtotal - Marketable securities	412,329	4,859	(1,023)	416,165

U.S. Treasury and agencies	1,302	10	—	1,312
Restricted cash and cash equivalents	7,455	—	—	7,455
Corporate debt securities	45,931	620	(29)	46,522
Residential mortgage-backed securities	6,368	128	—	6,496
Government-sponsored enterprise securities	13,237	72	(6)	13,303
Asset-backed securities	4,412	10	—	4,422

Subtotal - Restricted investments	78,705	840	(35)	79,510

Total	$770,574	$8,207	$(1,090)	$777,691

See Note 9, Fair Value Measurements, for the fair value of the Company’s financial assets and liabilities.

The Company’s restricted investments with respect to its headquarters (“Traville”) lease serve as collateral for a letter of credit which serves as the security deposit for the duration of the lease, although the Company has the ability to reduce the restricted investments that are in the form of securities by substituting cash security deposits in the amount of $19,750 to be maintained with the landlord. Presently, to secure the security deposit letter of credit, the Company is required to maintain margin value of the collateral of at least $19,750.

The Company’s restricted investments with respect to its large-scale manufacturing facility (“LSM”) lease, as amended, will serve as collateral in favor of the landlord in lieu of providing the landlord with either a cash deposit or a standby letter of credit. Under the LSM lease, the Company is required to pledge to the landlord a minimum of $20,000 in marketable securities or provide the landlord with a $19,750 cash security deposit. As of June 30, 2011 and December 31, 2010, the Company has pledged marketable securities.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

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

The Company’s restricted investments were $80,044 and $79,510 as of June 30, 2011 and December 31, 2010, respectively.

Short-term investments, Marketable securities and Restricted investments – unrealized losses

The Company did not have any investments in a loss position for greater than twelve months as of June 30, 2011. The Company’s gross unrealized losses and fair value of investments with unrealized losses as of December 31, 2010 were as follows:

	December 31, 2010
	Loss Position for Less Than Twelve Months		Loss Position for Greater Than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$35,432	$(18)	$1,536	$(1)	$36,968	$(19)
Residential mortgage-backed securities	54,718	(13)	—	—	54,718	(13)
Asset-backed securities	3,286	—	—	—	3,286	—

Subtotal - Short-term investments	93,436	(31)	1,536	(1)	94,972	(32)

Corporate debt securities	56,992	(881)	—	—	56,992	(881)
Residential mortgage-backed securities	80,746	(20)	—	—	80,746	(20)
Government-sponsored enterprise securities	20,237	(120)	—	—	20,237	(120)
Asset-backed securities	8,400	(2)	—	—	8,400	(2)

Subtotal - Marketable securities	166,375	(1,023)	—	—	166,375	(1,023)

Corporate debt securities	7,110	(29)	—	—	7,110	(29)
Government-sponsored enterprise securities	1,502	(6)	—	—	1,502	(6)

Subtotal - Restricted investments	8,612	(35)	—	—	8,612	(35)

Total	$268,423	$(1,089)	$1,536	$(1)	$269,959	$(1,090)

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

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 3. Investments (continued)

The Company owned 337 available-for-sale securities as of June 30, 2011. Of these 337 securities, 51 had unrealized losses as of June 30, 2011.

The Company’s equity investments of less than 20% in privately-held companies are carried at cost and are included in Other assets on the consolidated balance sheet as of December 31, 2010. As of June 30, 2011, the Company no longer owns any such investments (see Note 4, Collaborations and Other Agreements – Aegera Agreement, for additional information). Long-term equity investments in publicly-traded companies are carried at market value based on quoted market prices and unrealized gains and losses for these investments are reported as a separate component of stockholders’ equity until realized.

Other Information

The following table summarizes maturities of the Company’s short-term investments, marketable securities and restricted investments as of June 30, 2011:

	Short-term Investments		Marketable Securities		Restricted Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$137,899	$139,876	$—	$—	$36,063	$36,252
Due in year two through year three	—	—	369,392	373,653	40,194	40,583
Due in year four through year five	—	—	42,538	43,087	3,001	3,033
Due after five years	—	—	12,983	12,967	174	176

Total	$137,899	$139,876	$424,913	$429,707	$79,432	$80,044

The Company’s investments in mortgage-backed securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage to the total value.

Realized gains and losses on securities sold before maturity, which are included in the Company’s investment income for the three and six months ended June 30, 2011 and 2010, and their respective net proceeds were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Proceeds on sale of investments prior to maturity	$130,057	$240,826	$306,908	$418,251
Realized gains	61	1,153	180	1,478
Realized losses	(336)	(439)	(832)	(867)

The cost of the securities sold is based on the specific identification method.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 4. Collaborations and Other Agreements

Collaboration Agreement with GlaxoSmithKline

During 2006, the Company entered into a license agreement with GSK for the co-development and commercialization of BENLYSTA arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies are jointly conducting activities related to the development and sale of products in the United States and abroad. The Company and GSK share Phase 3 and 4 development costs, and share sales and marketing expenses and profits of any product commercialized under the agreement. The Company has primary responsibility for bulk manufacturing and for commercial manufacturing of the finished drug product. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and recognized this payment as revenue over the remaining clinical development period, which ended in 2010. In March 2011, the FDA approved BENLYSTA and in July 2011 the European Commission granted marketing authorization for BENLYSTA.

GSK’s share of the collaboration profit with respect to BENLYSTA in the U.S. and HGS’ share of the ROW collaboration expense incurred by GSK are included in the Commercial collaboration expenses line in the consolidated statements of operations for the three and six months ended June 30, 2011.

Research and development expenses for the three months ended June 30, 2011 and 2010 are net of $6,673 and $15,321, respectively, of costs reimbursed by GSK. Research and development expenses for the six months ended June 30, 2011 and 2010 are net of $11,850 and $31,037 of costs reimbursed by GSK. The Company shares certain research and development costs including personnel costs, outside services, clinical manufacturing and overhead with GSK under cost sharing provisions in the GSK collaboration agreement.

U.S. Government Agreement

In July 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period beginning in 2009. The Company expects to receive a total of approximately $142,000 from this order as deliveries are completed. The Company recognized $12,864 and $13,120 in product revenue related to raxibacumab during the three months ended June 30, 2011 and 2010, respectively. The Company recognized $26,895 and $26,668 in product revenue related to raxibacumab during the six months ended June 30, 2011 and 2010, respectively. The Company recognized $450 and $624 in manufacturing and development services revenue related to the work to conduct animal and human studies and other raxibacumab activities during the three months ended June 30, 2011 and 2010, respectively. The Company recognized $1,370 and $838 in manufacturing and development services revenue related to the work to conduct animal and human studies and other raxibacumab activities during the six months ended June 30, 2011 and 2010, respectively. The Company is entitled to receive approximately $20,000 under the contract with the USG upon FDA licensure of raxibacumab.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 4. Collaborations and Other Agreements (continued)

Aegera Agreement

During 2007, the Company entered into a collaboration and license agreement with Aegera under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a research period extended through 2011. Under the agreement, the Company paid Aegera an aggregate of $20,000 for the license and for an equity investment in Aegera. The Company incurred and expensed research costs of $598 and $579 related to the Aegera agreement during the three months ended June 30, 2011 and 2010, respectively, and $1,223 and $1,169 during the six months ended June 30, 2011 and 2010, respectively.

During March 2011, the Company determined that its investment in Aegera had incurred an other-than-temporary impairment based on changes in Aegera’s business activities and wrote down its investment of approximately $3,150 to approximately $240. The impairment loss is included in Other income (expense) on the consolidated statement of operations for the six months ended June 30, 2011. In May 2011, Aegera was acquired by Pharmascience and the Company received proceeds of approximately $320 and recognized a gain on the sale of the investment of approximately $80, which is included in Other income (expense) on the consolidated statements of operations for the three and six months ended June 30, 2011.

Morphotek Agreement

During 2009, the Company entered into an agreement with Morphotek, Inc. to discover, develop and commercialize therapeutic monoclonal antibodies in the fields of oncology and immunology that specifically target antigens discovered by the Company. With respect to each antibody candidate, the Company and Morphotek have the right to opt in to participate in development and commercialization. The Company and Morphotek currently share research and development costs with respect to one collaboration product and the Company has primary responsibility for manufacturing clinical supplies of that product. Research and development expenses for the three and six months ended June 30, 2011 are net of $1,931 and $2,387, respectively, of costs reimbursed by Morphotek. No research and development expenses were shared during the six months ended June 30, 2010.

FivePrime Therapeutics Agreement

In March 2011, the Company entered into an agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop and commercialize FivePrime’s FP-1039 product candidate for multiple cancers. The Company paid FivePrime an upfront license fee of $50,000, which is reflected in research and development expenses in the consolidated statement of operations for the six months ended June 30, 2011. The Company’s policy is that upfront and milestone payments made to third parties for in-licensed products that have not yet received marketing approval and for which no alternative future use has been identified are expensed as incurred. The Company may be required to pay up to $445,000 in future development, regulatory and commercial milestone payments, as well as royalty payments on net sales if the product is commercialized. HGS has exclusive rights to develop and commercialize FP-1039, now known as HGS1036, for all indications in the United States, Canada and the European Union (“EU”). FivePrime has an option to co-promote HGS1036 and any next-generation products in the United States, and retains full development and commercialization rights in all other regions of the world outside the U.S., Canada and the EU. The Company incurred research and development expense of $779 related to the FivePrime agreement during the three and six months ended June 30, 2011.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 4. Collaborations and Other Agreements (continued)

Collaboration Agreement with Novartis

During 2006, the Company entered into an agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of ZALBINTM. Based on regulatory feedback received in the third quarter of 2010, the Company and Novartis decided to end development of ZALBIN.

Under the agreement, Novartis had paid the Company $207,500. The Company was recognizing these payments as revenue ratably over the estimated remaining development period. The Company recognized revenue of $19,070 and $46,672 during the three and six months ended June 30, 2010, respectively, under this agreement. The Company incurred research and development expense of $125 during the three months ended June 30, 2011. Research and development expenses for the six months ended June 30, 2011 are net of $801 of costs reimbursed by Novartis. For the three and six months ended June 30, 2010, research and development expense are net of $3,631 and $3,668, respectively, of costs reimbursed by Novartis.

Note 5. Other Financial Information

Collaboration Receivables

Collaboration receivables of $31,462 as of June 30, 2011 includes $21,135 due to the Company from GSK for manufacturing costs incurred to produce commercial product which is expected to be sold within the next year. Collaboration receivables also include $8,078 in unbilled receivables from GSK in connection with the Company’s cost-sharing agreements and other unbilled receivables. Collaboration receivables of $18,856 as of December 31, 2010 includes $13,165 due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which is expected to be sold within the next year, $5,166 in unbilled receivables from GSK in connection with the Company’s cost sharing agreements, and other unbilled receivables.

Collaboration receivables, non-current of $18,240 and $29,225 as of June 30, 2011 and December 31, 2010, respectively, relate to the amount due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which is not expected to be sold within the next year.

Inventory

Inventories consist of the following:

	June 30, 2011		December 31, 2010
	Current	Non-current	Current	Non-current
Raw materials	$17,594	$11,154	$12,641	$—
Work-in-process	12,378	48,854	23,426	—
Finished goods	8,874	—	7,024	—

Total	$38,846	$60,008	$43,091	$—

Inventory that is not expected to be sold until more than twelve months from the balance sheet date is classified as non-current.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 5. Other Financial Information (continued)

BENLYSTA-related inventories that were either purchased or manufactured prior to the date the Company began capitalizing BENLYSTA inventory (November 2010) were $104,564 and $112,822 as of June 30, 2011 and December 31, 2010, respectively. These inventories have a carrying value of zero, as the costs to purchase or produce this inventory were expensed as research and development expense in the period manufactured, and accordingly are not reflected in the inventory balances shown above. These inventories could be used in clinical trials, sold in the U.S. as commercial product or sold to GSK at cost for the ROW sale of BENLYSTA.

Collaboration Payable

Collaboration payable of $24,073 and $12,984 as of June 30, 2011 and December 31, 2010, respectively, represents cost reimbursements due to GSK and Novartis in connection with the Company’s cost sharing agreements.

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

Note 7. Facility-Related Exit Credits

During the three months ended March 31, 2011, the Company decided to utilize certain space which it had previously not used and was not expecting to use. In conjunction with this decision, the Company reversed the remaining reserve related to this space, recording a facility-related exit credit of $1,717 in the consolidated statement of operations during the six months ended June 30, 2011.

The following table summarizes the activity related to the liability for exit charges for the six months ended June 30, 2011, all of which is facilities-related:

Balance as of January 1, 2011	$1,938
Accretion recorded	37
Cash items	(258)
Reserve adjustment	(1,717)

Balance as of June 30, 2011	$—

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

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

Stock-based compensation expense for the three and six months ended June 30, 2011 is not necessarily representative of the level of stock-based compensation expense in future periods due to, among other things, the fair value of additional stock option grants and other awards in future years and the vesting period of the stock options and other awards.

The Company recorded stock-based compensation expense pursuant to these plans of $8,437 (net of $2,108 capitalized as part of inventory production) and $6,975 during the three months ended June 30, 2011 and 2010, respectively. The Company recorded stock-based compensation expense pursuant to these plans of $15,050 (net of $3,142 capitalized as part of inventory production) and $10,819 during the six months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan.

Under the Incentive Plan, the Company issued 969,771 and 1,548,799 shares of common stock in conjunction with stock option exercises during the three and six months ended June 30, 2011, respectively. The Company granted 752,950 stock options with a weighted-average grant date fair value of $15.00 per share under the Incentive Plan during the three months ended June 30, 2011. The Company granted 3,897,965 stock options with a weighted-average grant date fair value of $15.09 per share under the Incentive Plan during the six months ended June 30, 2011.

During the three months ended June 30, 2011, the Company awarded 29,000 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $27.59 per share. During the six months ended June 30, 2011, the Company awarded 270,906 RSUs with a weighted-average grant date fair value of $27.08 per share. During the six months ended June 30, 2011, 94,021 RSUs vested and the Company issued 58,155 shares of common stock to employees, net of 35,866 shares purchased to satisfy the awardees’ tax liability related to the RSUs vesting. The treasury stock was retired prior to June 30, 2011. During the six months ended June 30, 2011, 3,400 restricted stock awards vested.

As of June 30, 2011, the total authorized number of shares under the Incentive Plan, including prior plans, was 59,845,420. Options available for future grant were 5,916,349 as of June 30, 2011.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2011

(dollars in thousands, except per share data)

Note 9. Fair Value Measurements

The Company’s assets and liabilities subject to fair value measurements on a recurring basis and the related fair value hierarchy are as follows:

	Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$53,693	$—	$—	$53,693

Corporate debt securities	$—	$102,714	$—	$102,714
Residential mortgage-backed securities	—	25,897	—	25,897
Government-sponsored enterprise securities	—	10,005	—	10,005
Asset-backed securities	—	1,260	—	1,260

Short-term investments	$—	$139,876	$—	$139,876

Corporate debt securities	$—	$256,390	$—	$256,390
Residential mortgage-backed securities	—	79,555	—	79,555
Government-sponsored enterprise securities	—	20,359	—	20,359
Asset-backed securities	—	73,403	—	73,403

Marketable securities	$—	$429,707	$—	$429,707

Money market funds	$11,393	$—	$—	$11,393
U.S. Treasury securities	1,310	—	—	1,310
Corporate debt securities	—	51,384	—	51,384
Residential mortgage-backed securities	—	5,112	—	5,112
Government-sponsored enterprise securities	—	7,543	—	7,543
Asset-backed securities	—	3,302	—	3,302

Restricted investments	$12,703	$67,341	$—	$80,044

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

For the Quarter Ended June 30, 2011

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

The fair value of the Company’s receivables, other assets, accounts payable, accrued expenses and other payables approximate their carrying amount due to the relatively short maturity of these items. The fair value of the Company’s convertible subordinated debt is based on quoted market prices. The quoted market price of the Company’s convertible subordinated debt was approximately $616,000 (book value of $384,175) as of June 30, 2011. With respect to its lease financing, the Company evaluated its incremental borrowing rate as of June 30, 2011, based on the current interest rate environment and the Company’s credit risk. The fair value of the BioMed lease financing was approximately $256,000 (book value of $251,392) as of June 30, 2011 based on a discounted cash flow analysis, and current rates for corporate debt having similar characteristics and companies with similar creditworthiness.

Note 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Six months ended June 30,
	2011	2010
Numerator:
Net loss	$(211,655)	$(104,741)

Denominator:
Denominator for basic and diluted earnings per share - weighted-average shares	189,680,061	186,909,903

Net loss per share, basic and diluted:
Net loss per share	$(1.12)	$(0.56)

Common stock issued in connection with the Company’s Employee Stock Purchase Plan and through exercised options granted pursuant to the Incentive Plan are included in the Company’s weighted average share balance based upon the issuance date of the related shares. As of June 30, 2011 and 2010, the Company had 26,040,429 and 24,359,478, respectively, stock options outstanding. As of June 30, 2011 and 2010, the Company had 24,238,308 and 24,302,742, respectively, of shares issuable upon the conversion of the Company’s convertible subordinated debt. The stock options outstanding and shares issuable upon conversion of the Company’s convertible subordinated debt as of June 30, 2011 and 2010 are excluded from the weighted average shares as they are anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2011 and 2010

Overview

Human Genome Sciences, Inc. (“HGS”) is a biopharmaceutical company that exists to place new therapies into the hands of those battling serious disease. Our lead products are BENLYSTA® (belimumab) for systemic lupus erythematosus (“SLE”) and raxibacumab for inhalation anthrax.

BENLYSTA was approved on March 9, 2011 by the U.S. Food and Drug Administration (“FDA”) for the treatment of adult patients with active, autoantibody-positive SLE who are receiving standard therapy. We launched BENLYSTA shortly thereafter and recognized revenue from our first BENLYSTA sales in March 2011. In June 2010, GlaxoSmithKline (“GSK”), our partner in the co-development and commercialization of BENLYSTA, submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for approval to market BENLYSTA in Europe. On July 13, 2011, the European Commission granted marketing authorization for BENLYSTA as an add-on therapy in adult patients with active autoantibody-positive SLE, with a high degree of disease activity despite standard therapy.

We continue to deliver raxibacumab to the U.S. Strategic National Stockpile (“SNS”) for emergency use in treating inhalation anthrax. In July 2009, the U.S. Government (“USG”) exercised its option under our contract to purchase 45,000 additional doses of raxibacumab, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed, $91.8 million of which has been recognized as revenue through June 30, 2011. In May 2009, we submitted a Biologics License Application (“BLA”) to the FDA for raxibacumab for the treatment of inhalation anthrax. We received a Complete Response Letter in November 2009, and we will continue to work closely with the FDA to obtain approval. HGS will receive approximately $20.0 million from the USG upon FDA licensure of raxibacumab.

In addition to our internal pipeline, we have substantial financial rights to two novel drugs that GSK has advanced to late-stage development. The first of these is darapladib, which was discovered by GSK using HGS technology. In two pivotal Phase 3 trials, GSK is currently evaluating whether darapladib can reduce the risk of adverse cardiovascular events such as heart attack or stroke in patients with chronic coronary heart disease and acute coronary syndrome, respectively. With a planned enrollment of more than 27,000 patients in the two trials, the Phase 3 clinical program for darapladib is among the largest ever conducted to evaluate the safety and efficacy of any cardiovascular medication. The second is albiglutide, for which GSK currently has multiple Phase 3 trials in progress to evaluate the long-term efficacy, safety and tolerability of albiglutide as monotherapy and add-on therapy for patients with type 2 diabetes mellitus. Albiglutide was created by HGS using its proprietary albumin-fusion technology, and the product was licensed to GSK in 2004.

We are also working to expand and advance our mid- and early-stage pipeline beyond potential additional indications for BENLYSTA, with a primary focus on immunology and oncology. In March 2011, we entered into an agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop and commercialize FivePrime’s FP-1039 product candidate for multiple cancers. We continue to develop our oncology portfolio around our expertise in the apoptosis, or programmed cell death, pathway. In addition, we plan to initiate Phase 1b development of our human monoclonal antibody to the CCR5 receptor for the treatment of ulcerative colitis.

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

Non-current inventory. Inventory that is not expected to be utilized until more than twelve months from the balance sheet date is classified as non-current. Estimating the level of inventory utilization for the upcoming twelve months requires management to exercise significant judgment. We maintain inventory levels in excess of twelve months to mitigate risks such as product shortage due to higher than anticipated product demand, long lead times for manufacturing finished goods, supply interruptions for raw materials and risks of production disruptions at our sole manufacturing site due to contamination, equipment failure or other facility-related issues. Carrying such levels of inventory impacts our liquidity and cash flows since the inventory will not be converted to cash for more than one year from the balance sheet date.

Inventory is evaluated for impairment by consideration of factors such as lower of cost or market, net realizable value, obsolescence or expiry. Our inventories have carrying values that do not exceed cost nor do they exceed net realizable value. We believe BENLYSTA has limited risk of obsolescence at this time based on our market research, which is used to estimate future demand.

We evaluate our expiry risk by evaluating current and future product demand relative to product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage. Currently, the shelf life of our raw materials and work in process is approximately one to five years and three years, respectively. The shelf life for finished goods is three years. The product shelf life resets as inventory moves through each stage of completion.

We do not expect changes to current demand estimates at this time that would result in any excess or obsolete inventory.

Product sales. Product sales consist of U.S. sales of BENLYSTA and raxibacumab. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, all performance obligations have been met and returns can be reasonably estimated. Product sales are recorded net of accruals for estimated rebates, chargebacks, discounts and other deductions (collectively, “sales deductions”) and returns. Amounts accrued for sales deductions and returns are adjusted when trends, significant events, or actual results indicate that adjustment is appropriate. With the exception of allowances for prompt payment, allowances for sales deductions and returns are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Critical Accounting Policies and the Use of Estimates (continued)

We do not record sales deductions and returns for sales of raxibacumab due to the absence of discounts and rebates and no right of return under our contract with the USG. Aside from product recall, once delivery has occurred, product may not be returned for any reason, including failure to obtain FDA approval. Furthermore, we have no obligation to replace existing SNS doses if the formulation changes during the FDA approval process.

We estimate BENLYSTA sales deductions and returns utilizing actual sales data, contracts with distributors and wholesalers and third-party market research. Our estimates and assumptions are subject to inherent limitations and may need to be adjusted accordingly on a prospective basis. Specific considerations for BENLYSTA sold in the U.S. are as follows:

•

With respect to BENLYSTA, we have determined that we qualify as the principal based on various elements of our agreement with GSK, including responsibility for manufacturing product for sale in the U.S., inventory risk and primary responsibility for changes to the product, including product specifications. We have an agreement with GSK whereby GSK provides distribution services.

•

BENLYSTA is distributed in the United States using specialty distributors and wholesalers. Under this model, exclusive distributors purchase and take physical delivery of product, and then sell to physicians or their clinics. Because we just received FDA approval in the first quarter of 2011, we currently cannot yet make a reasonable estimate of future product returns when product is delivered to distributors. Therefore, we currently do not recognize revenue upon product shipment to specialty distributors, even though the distributor is invoiced upon product shipment. Instead, we recognize revenue through the specialty distributor channel at the time of shipment to the physicians or their clinics. As of June 30, 2011, we have deferred revenue of approximately $1.2 million with respect to BENLYSTA, which represents product shipped to specialty distributors but not yet sold through to physicians or clinics. The product at the specialty distributors is subject to return under the conditions described below. As of June 30, 2011, the manufacturing cost of product at the specialty distributors is zero, as it was manufactured prior to our capitalization date in 2010. Royalties or other cost of sales will be recorded upon revenue recognition. Wholesalers supply product to all other healthcare providers (e.g. hospitals, pharmacies), however they do not take physical delivery of product. All wholesaler orders are drop-shipped directly to the healthcare providers. For wholesaler purchases, we currently recognize revenue upon shipment to the healthcare provider.

•

Product returns. BENLYSTA customers are not offered a general right of return. However, we will accept product that is damaged or defective when shipped directly from GSK or for expired product up to 12 months subsequent to its expiration date. Due to the price of BENLYSTA and limited contractual rights of return, healthcare providers generally only carry inventory quantities estimated to meet projected short-term demand. Once product has been delivered to healthcare providers, the risk of material returns is significantly mitigated, and we are able to make a reasonable estimate of future returns at that point. In developing estimates for sales returns, we consider shelf life of the product, expected demand based on market data and publicly available return rates used for other biologic drugs. In addition, we consider the price of the product, the nature of healthcare providers, the ability of healthcare providers to obtain product on a just-in-time basis, the predictability of patient infusion and dosing and the absence of financial incentives that would promote bulk or advance purchasing. For reference, a 10% change to the return allowance percentage as of June 30, 2011 would result in a negligible impact to net product sales for the three and six months ended June 30, 2011.

Critical Accounting Policies and the Use of Estimates (continued)

•

Rebates. Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates are based in part on third party market research data. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment. For reference, a 10% change to the rebate allowance percentage as of June 30, 2011 would result in a negligible impact to net product sales for the three and six months ended June 30, 2011.

•

Chargebacks. Chargebacks are discounts that occur when contracted customers purchase directly from an intermediary distributor or wholesaler. Contracted customers, which currently consist primarily of Public Health Service institutions and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The distributor or wholesaler, in turn, charges back the difference between the price initially paid by the distributor or wholesaler and the discounted price paid to the distributor or wholesaler by the customer. The allowance for distributor/wholesaler chargebacks is based on known sales to contracted customers.

•

Distributor / Wholesaler Deductions. U.S. specialty distributors and wholesalers are offered various forms of consideration including allowances, service fees and prompt payment discounts. Distributor allowances and service fees arise from contractual agreements with distributors and are generally a fixed rate per vial purchased. Wholesale customers are offered a prompt pay discount for payment within a specified period. Distributor allowances and service fees and wholesaler prompt payment discounts recorded in our 2011 statements of operations are based on actual product sales and are not estimates.

•

Co-pay assistance. Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. We accrue a liability for co-pay assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. For reference, a 10% change to the co-pay allowance percentage as of June 30, 2011 would result in a negligible impact to net product sales for the three and six months ended June 30, 2011.

The following table summarizes BENLYSTA sales deductions and return amounts recorded in Accrued expenses in our consolidated balance sheet for the six-months ended June 30, 2011 (in millions):

	Rebates & Chargebacks	Wholesale/Distributor Deductions & Co-pay Assistance	Returns	Total
Balance as of April 1, 2011	$—	$—	$—	$—
Reserve for current period sales	(0.5)	(0.2)	(0.1)	(0.8)
Adjustment for prior period sales	—	—	—	—
Credits/payments for prior period sales	—	—	—	—
Credits/payments for current period sales	—	—	—	—

Balance as of June 30, 2011	$(0.5)	$(0.2)	$(0.1)	$(0.8)

The Company is not the principal with respect to BENLYSTA sold in the rest of world (“ROW”). Therefore, the Company will not record product sales with respect to this activity.

Results of Operations

Revenues. Revenues were $24.9 million and $38.8 million for the three months ended June 30, 2011 and 2010, respectively. Revenues were $51.4 million and $85.3 million for the six months ended June 30, 2011 and 2010, respectively. Revenues for the three months ended June 30, 2011 included $12.9 million in raxibacumab product sales, as well as $7.8 million in BENLYSTA product sales and $4.0 million in manufacturing and development services revenue. Revenues for the three months ended June 30, 2010 included $19.1 million recognized from Novartis related to straight-line recognition of up-front license fees and milestones reached for ZALBIN as well as $13.1 million in raxibacumab product sales. Revenues for the six months ended June 30, 2011 included $28.3 million in raxibacumab product sales, $14.9 million in manufacturing and development services revenue and $7.9 million in BENLYSTA product sales. Revenues for the six months ended June 30, 2010 included $46.7 million recognized from the Novartis agreement as well as $26.7 million in raxibacumab product sales. No revenue with respect to ZALBIN has been recognized during the three and six months ended June 30, 2011 due to our 2010 decision to end further development of ZALBIN based on regulatory feedback. BENLYSTA revenue in future periods is expected to increase as BENLYSTA sales progress.

Cost of product sales. Cost of product sales was $11.6 million and $7.5 million for the three months ended June 30, 2011 and 2010, respectively. Cost of product sales was $21.6 million and $15.1 million for the six months ended June 30, 2011 and 2010, respectively. The increase in cost of product sales for the three-month and six-month periods is primarily due to the costs related to BENLYSTA sales. Cost of product sales for both 2010 and 2011 includes the cost of manufacturing raxibacumab, third-party royalties and costs expensed related to rejected or terminated BENLYSTA or raxibacumab production batches. Cost of product sales for the three and six months ended June 30, 2011 also includes distribution services costs related to BENLYSTA sales. Cost of product sales and gross margins for the three and six months ended June 30, 2011 reflect the benefit of selling BENLYSTA inventory with a zero cost basis because such inventory was manufactured prior to our capitalization date and charged to research and development expense in the period manufactured. BENLYSTA product sales of $7.8 million and $7.9 million were sold with no related cost of sales, other than royalties and distribution costs, for the three and six months ended June 30, 2011, respectively. As of June 30, 2011, we have approximately $104.6 million of BENLYSTA product with no carrying value, and accordingly, we expect our future cost of product sales and our gross margins to benefit from utilization of this inventory to the extent it is utilized commercially rather than clinically.

Cost of manufacturing and development services. Cost of manufacturing and development services was $6.7 million and $3.1 million for the three months ended June 30, 2011 and 2010, respectively. Cost of manufacturing and development services was $18.3 million and $4.0 million for the six months ended June 30, 2011 and 2010, respectively. Our manufacturing and development services costs include costs associated with contract manufacturing services and raxibacumab development services costs. Our costs with respect to contract manufacturing services can represent a significant portion of revenues, depending upon production volumes, efficiencies and product mix. During the three months ended June 30, 2011, we expensed certain quarantined or terminated production batches that were being manufactured for one customer. We have suspended production of this product, although we may resume production at a later date. Until we resume production for this product or produce other product(s) utilizing this specific manufacturing capacity, it is likely that our manufacturing and development services revenue will be less than our cost of manufacturing and development services.

Expenses. Research and development net expenses were $33.4 million for the three months ended June 30, 2011 compared to $51.4 million for the three months ended June 30, 2010. Research and development net expenses were $117.9 million for the six months ended June 30, 2011 compared to $108.9 million for the six months ended June 30, 2010. Our research and development expenses for the three months ended June 30, 2011 and 2010 are net of $7.7 million and $19.0 million, respectively, of costs reimbursed by GSK and Morphotek in 2011 and GSK and Novartis in 2010. Our research and development expenses for the six months ended June 30, 2011 and 2010 are net of $14.3 million and $34.7 million, respectively, of costs reimbursed by GSK and Morphotek in 2011 and GSK and Novartis in 2010.

Results of Operations (continued)

We track our research and development expenditures by type of cost incurred – research, pharmaceutical sciences, manufacturing and clinical development.

Our research costs increased to $7.5 million for the three months ended June 30, 2011 from $6.2 million for the three months ended June 30, 2010. Our research costs increased to $13.8 million for the six months ended June 30, 2011 from $11.0 million for the six months ended June 30, 2010. The increase during the three and six months ended June 30, 2011 is primarily due to increased new target activity, partially offset by decreased ZALBIN and HGS1029 research activity. Our research costs for the three months ended June 30, 2011 and 2010 are net of $0.8 million and $0.6 million, respectively, of cost reimbursement from GSK and Morphotek in 2011 and GSK and Novartis in 2010 under cost sharing provisions in our collaboration agreements. Our research costs for the six months ended June 30, 2011 and 2010 are net of $1.2 million and $1.6 million, respectively, of cost reimbursement from GSK and Morphotek in 2011 and GSK and Novartis in 2010 under cost sharing provisions in our collaboration agreements.

Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $4.9 million for the three months ended June 30, 2011 from $6.4 million for the three months ended June 30, 2010. Pharmaceutical sciences costs decreased to $11.0 million for the six months ended June 30, 2011 from $13.0 million for the six months ended June 30, 2010. Pharmaceutical sciences costs for the three months ended June 30, 2011 are net of $1.0 million of cost reimbursement primarily from GSK and Morphotek. Pharmaceutical sciences costs for the three months ended June 30, 2010 include $0.2 million in net costs incurred by GSK and Novartis. Pharmaceutical sciences costs for the six months ended June 30, 2011 are net of $2.2 million of cost reimbursement primarily from GSK and Morphotek. Pharmaceutical sciences costs for the six months ended June 30, 2010 include $0.4 million in net costs incurred by GSK and Novartis.

Our manufacturing costs decreased to $6.8 million for the three months ended June 30, 2011 from $22.6 million for the three months ended June 30, 2010. Our manufacturing costs decreased to $11.5 million for the six months ended June 30, 2011 from $52.4 million for the six months ended June 30, 2010. This decrease is primarily due to the expensing of manufacturing costs incurred to produce BENLYSTA during 2010 prior to the point at which we started to capitalize such costs during the fourth quarter of 2010. Our manufacturing costs for the three months ended June 30, 2011 and 2010 are net of $2.6 million and $13.4 million, respectively, of cost reimbursement from GSK and Morphotek in 2011 and GSK and Novartis in 2010 under cost sharing provisions in our collaboration agreements. Our manufacturing costs for the six months ended June 30, 2011 and 2010 are net of $3.7 million and $22.0 million, respectively, of cost reimbursement from GSK and Morphotek under cost sharing provisions in our collaboration agreements.

Our clinical development costs decreased to $14.2 million for the three months ended June 30, 2011 from $16.2 million for the three months ended June 30, 2010. The decrease is primarily due to completion of the last BENLYSTA Phase 3 clinical trial in early 2010. Our clinical development costs increased to $81.6 million for the six months ended June 30, 2011 from $32.5 million for the six months ended June 30, 2010. The increase is primarily due to the payment of a $50.0 million upfront license fee to FivePrime which was expensed during the six months ended June 30, 2011. Our clinical development expenses for the three months ended June 30, 2011 and 2010 are net of $3.3 million and $5.2 million, respectively, of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements. Our clinical development expenses for the six months ended June 30, 2011 and 2010 are net of $7.2 million and $11.5 million, respectively, of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements.

Selling, general and administrative expenses increased to $39.4 million for the three months ended June 30, 2011 from $23.8 million for the three months ended June 30, 2010. Selling, general and administrative expenses increased to $74.6 million for the six months ended June 30, 2011 from $42.1 million for the six months ended June 30, 2010. This increase is primarily due to increased commercial activities, such as marketing programs and materials, and the hiring in late 2010 of additional personnel, including our sales force. Selling, general and administrative expenses in future periods are likely to increase as the level of commercial activities rises.

Results of Operations (continued)

Commercial collaboration expenses of $2.2 million and $5.2 million for the three and six months ended June 30, 2011 include GSK’s share of the collaboration profit with respect to BENLYSTA in the United States. It also includes our share of the rest of world (“ROW”) collaboration expense incurred by GSK. In the period when ROW results become profitable, we will begin to reflect the ROW results as commercial collaboration income.

Facility-related exit credits of $1.7 million for the six months ended June 30, 2011 relate to the reversal of our remaining exit reserve for certain exited space. During the six months ended June 30, 2011, we decided to use this remaining exited space and therefore reversed the remaining reserve. See Note 7, Facility-Related Exit Credits, of the Notes to the Consolidated Financial Statements for additional discussion.

Investment income decreased to $2.9 million for the three months ended June 30, 2011 from $5.1 million for the three months ended June 30, 2010. Investment income decreased to $6.2 million for the six months ended June 30, 2011 from $9.7 million for the six months ended June 30, 2010. The decrease in investment income for the three and six months ended June 30, 2010 was primarily due to lower average investment balances.

Interest expense increased to $15.5 million for the three months ended June 30, 2011 compared to $14.8 million for the three months ended June 30, 2010. Interest expense increased to $30.7 million for the six months ended June 30, 2011 compared to $29.5 million for the six month ended June 30, 2010. Interest expense includes non-cash interest expense related to amortization of debt discount.

We had other income of $0.4 million for the three months ended June 30, 2011 compared to other expense of $0.2 million for the three months ended June 30, 2010. Other expense increased to $2.6 million for the six months ended June 30, 2011 compared to $0.2 million for the six months ended June 30, 2010. The increase in other expense for the six month period of 2011 consisted primarily of a charge for the other-than-temporary impairment of our investment in Aegera Therapeutics, Inc. in March 2011. See Note 4, Collaborations and Other Agreements, of the Notes to the Consolidated Financial Statements for additional discussion.

Net Income (Loss). We recorded a net loss of $80.7 million, or $0.42 per basic and diluted share, for the three months ended June 30, 2011 compared to a net loss of $56.9 million, or $0.30 per basic share and diluted share, for the three months ended June 30, 2010. We recorded a net loss of $211.7 million, or $1.12 per basic and diluted share, for the six months ended June 30, 2011 compared to a net loss of $104.7 million, or $0.56 per basic share and diluted share, for the six months ended June 30, 2010. The increased net loss for 2011 is primarily due to the $50.0 million, or $0.26 per basic and diluted share, upfront license fee paid to FivePrime, lower revenue recognized in 2011 from research and development collaborative agreements, and increased selling, general and administrative expenses as we launched BENLYSTA.

Liquidity and Capital Resources

We had working capital of $19.6 million and $250.2 million as of June 30, 2011 and December 31, 2010, respectively. The decrease in our working capital for the six months ended June 30, 2011 is primarily due to the use of working capital to fund our operations and the $50.0 million upfront license paid to FivePrime. Our working capital position is anticipated to deteriorate during the three months ended September 30, 2011 as our convertible subordinated debt due August 2012 becomes a current liability as of September 30, 2011, but our working capital position should improve after October 2011 if the convertible subordinated debt of approximately $196.1 million due October 2011 is redeemed in the form of common stock rather than cash at maturity.

Liquidity and Capital Resources (continued)

We expect to continue to incur substantial expenses relating to our research and development efforts, as we focus on clinical trials and manufacturing required for the development of our active product candidates, including BENLYSTA for additional indications, and fulfill our Phase 4 commitments. We are also incurring significant sales and marketing costs as we develop the market for BENLYSTA. In the event our working capital needs exceed our available working capital, we may utilize our non-current marketable securities, which are classified as “available-for-sale”. In 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period, which began in 2009. We expect to receive a total of approximately $142.0 million from this order as deliveries are completed, $91.8 million of which was recognized as revenue through June 30, 2011. We may also receive payments under collaboration agreements, to the extent milestones are met, which would further improve our working capital position.

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

Our clinical development expenses are dependent on the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of our clinical projects is as follows:

		Clinical Trial Status as of June 30, (2)
Product Candidate (1)	Indication	2011	2010
BENLYSTA	Systemic Lupus Erythematosus	(3)	Phase 3
BENLYSTA	Rheumatoid Arthritis	(4)	(4)
Raxibacumab	Anthrax	(5)	(5)
HGS1029	Cancer	Phase 1	Phase 1
Mapatumumab(6)	Cancer	Phase 2	Phase 2
HGS1036	Cancer	(7)	-

(1)	Includes only those candidates for which an Investigational New Drug Application (“IND”) has been filed with the FDA and for which initial dosing of patients has occurred.
(2)	Clinical Trial Status defined as when patients are being dosed.
(3)	Product approved in U.S. and Europe.
(4)	Phase 2 trial completed; treatment IND ongoing.
(5)	BLA filed in 2009; Complete Response Letter received from FDA; additional work ongoing.
(6)	Formerly HGS-ETR1.
(7)	Formerly FP-1039. Phase 1 trial initiated by FivePrime.

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

Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement with GSK in 2006 with respect to BENLYSTA and received a payment of $24.0 million in 2006. We and GSK share Phase 3 and 4 development costs, and share sales and marketing expenses and profits of any product that is commercialized in accordance with the collaboration agreement. During the three and six months ended June 30, 2011, we recorded approximately $6.7 million and $11.9 million, respectively, due from GSK with respect to our cost sharing agreements as a reduction of research and development expenses. We recognized the up-front fee received from GSK as revenue ratably over the estimated remaining development period, which ended in 2010. To the extent we enter into additional collaborations with respect to our product candidates, these could provide us with upfront fees and/or milestones.

We have collaborators who have sole responsibility for product development. For example, GSK is developing other products under separate agreements as part of our overall relationship with them. We have no control over the progress of GSK’s development plans. We cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development.

Because of the uncertainties discussed above, the costs to advance our research and development projects are difficult to estimate and may vary significantly. Our long-term strategy includes the acquisition of other biotechnology companies or in-license of additional product candidates to complement and supplement our existing product pipeline, and we may acquire such companies and in-license additional product candidates that have demonstrated positive pre-clinical and/or clinical data. Any such acquisition or in-license agreement could include consideration in the form of cash, which would have an adverse effect on our liquidity. For example, we entered into an agreement with FivePrime in March, 2011 and paid an upfront fee of $50.0 million. We expect that our existing funds, payments from BENLYSTA sales, payments received under the raxibacumab contract and other agreements and investment income will be sufficient to fund our operations for at least the next twelve months.

Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the redemption of our outstanding convertible subordinated debt in the form of common stock rather than cash, the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities, the magnitude of our discovery and preclinical development programs and the level of our commercial launch activities. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Depending upon market and interest rate conditions, we may take actions to strengthen further our financial position. We may undertake financings and may repurchase or restructure some or all of our outstanding convertible debt instruments in the future depending upon market and other conditions.

Liquidity and Capital Resources (continued)

We have certain contractual obligations that may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources. Our operating leases, along with our unconditional purchase obligations, are not recorded on our consolidated balance sheets. Debt associated with the 2006 sale of our LSM facility to BioMed and accompanying leaseback is recorded on our consolidated balance sheets as of June 30, 2011 and December 31, 2010. We have an option to purchase the Traville facility in 2016 for $303.0 million.

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

Rent is based upon MEDCO’s debt service obligations, which contain a variable rate component. Assuming no significant changes in the current interest rate environment, our rent for 2011 is estimated to be approximately $1.0 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which were renewed for a two-year period in December 2009. We are required to have restricted investments of approximately $34.3 million which serve as security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option through the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $35.0 million in 2011 to approximately $21.0 million in 2019.

Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-looking Statements

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

We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, short-term investments, marketable securities and restricted investments by approximately $7.5 million, or approximately 1.06% of the aggregate fair value of approximately $703.3 million, as of June 30, 2011. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of June 30, 2011. We believe that any interest rate change related to our investment securities held as of June 30, 2011 is not material to our consolidated financial statements. As of June 30, 2011, the yield on comparable one-year investments was approximately 0.2%, as compared to our current portfolio yield of approximately 1.8%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

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

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2011, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.	Other Information

Policy on Frequency of Say-on-Pay Vote. A plurality of the votes cast at our annual meeting, voted, on an advisory basis, to hold an advisory vote on executive compensation annually. In accord with this recommendation by our stockholders, our Board of Directors determined that we will include an advisory stockholder vote on executive compensation in our proxy materials every year until the next required advisory vote regarding the frequency of an advisory vote on executive compensation, which will occur no later than our annual meeting of stockholders in 2017.

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

•	the claims, limitations, warnings and other information in BENLYSTA’s labeling;

•	our establishment of an effective sales force and the ability of our sales, marketing and other representatives to accurately describe BENLYSTA consistent with its approved labeling;

•	BENLYSTA’s price and perceived cost-effectiveness;

•	the ability of patients and physicians and other providers to obtain and maintain sufficient coverage and reimbursement by third-party payers, including government payers;

•	the receipt and maintenance of marketing approvals from the United States and foreign regulatory authorities;

•	the growth of commercial sales in the United States and other countries;

•	in the United States, the ability of group purchasing organizations, or GPOs (including distributors and other network providers), to sell BENLYSTA to their constituencies;

•	the establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers, and our ability to meet commercial demand for BENLYSTA; and

•	the effectiveness of our partnership with GSK in successfully obtaining foreign regulatory approvals and in marketing and selling BENLYSTA in both the U.S. and abroad.

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

If we are unable to obtain marketing approvals for BENLYSTA in additional jurisdictions, or if we are significantly delayed or limited in doing so, our results of operations and business will be materially and adversely affected and our stock price would likely decline.

In July 2011, we received marketing approval for BENLYSTA in both the European Union and in Canada. Regulatory applications have also been submitted and are currently under consideration in Australia, Brazil, Columbia, Israel, The Philippines, Russia, Singapore, Switzerland and Taiwan. Despite approval by the FDA and certain other jurisdictions, we cannot offer any assurances or predict with any certainty that other regulatory authorities will grant marketing approval for BENLYSTA, or the expected timeframe of such approvals. Furthermore, as was the case with FDA approval, other regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of BENLYSTA. Regulatory authorities may condition BENLYSTA marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy, in either particular patient populations or general patient populations or both. The results of these studies, the discovery of previously unknown issues involving safety or efficacy or the failure to comply with post-approval regulatory requirements, including requirements with respect to manufacturing practices, reporting of adverse effects, advertising, promotion and marketing, may result in restrictions on the marketing of BENLYSTA or the withdrawal of BENLYSTA from the market.

If we are unable to obtain approval for expansion of the labeled uses for BENLYSTA, we may not be able to recognize the value of the product in other indications.

BENLYSTA is a human monoclonal antibody that recognizes and inhibits the biological activity of B-lymphocyte stimulator, or BLyS, and was developed as a treatment for SLE. In March 2011, the

FDA approved BENLYSTA for the treatment of SLE. We and our partner intend to conduct new clinical trials for additional approved, or labeled, uses of BENLYSTA, such as vasculitis and other autoimmune indications and seek expansion of the labeled uses in the U.S. and in other countries. We and our partner also intend to conduct additional clinical trials for alternative delivery mechanisms. If we are not able to obtain approval for label expansion or alternative delivery mechanisms, we will have incurred clinical trial costs without corresponding benefits and our stock price may suffer to the degree that our prospects for expanded labeled uses or alternative delivery mechanisms were assigned value in our trading price.

We may be unable to maintain or to expand our commercial manufacturing capability and may be unable to obtain required quantities of our products for commercial use.

Except for raxibacumab and quantities of BENLYSTA manufactured to build our commercial supply inventory of BENLYSTA in support of commercialization, we have limited experience in manufacturing materials suitable for commercial use. The FDA must determine that our facilities comply with cGMP requirements for commercial production to license them for a particular product. Although the FDA has licensed our facility for the manufacture of BENLYSTA, the FDA will routinely re-inspect our facilities for such compliance. We may not successfully establish sufficient manufacturing capabilities or manufacture our products economically or in continuing compliance with cGMPs and other regulatory requirements. For example, we believe that we have sufficient manufacturing capacity to supply commercial quantities of BENLYSTA for the first two or three years following launch. In 2010, we entered into a manufacturing agreement with Lonza Sales AG pursuant to which Lonza will manufacture additional commercial quantities of BENLYSTA. However, this additional manufacturing capacity may not be available for 12 months or longer, if ever, due, in part, to the time required to obtain regulatory approvals for the manufacture of BENLYSTA in Lonza’s facility. If Lonza’s facility fails to obtain regulatory approval in a timely manner or at all, we may not be able to build or procure additional capacity in the required timeframe to meet commercial demand, and our revenues may accordingly be limited from BENLYSTA. Our revenues from BENLYSTA also will be limited if the demand for BENLYSTA exceeds our capacity to supply BENLYSTA to patients.

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

We have previously engaged third-party manufacturers or utilized our collaboration partners’ manufacturing capabilities to manufacture products and we expect to continue to do so in the future. If we use others to manufacture our products, we will depend on those parties to comply with cGMPs and other regulatory requirements and to deliver materials on a timely basis. In addition, because regulatory approval to manufacture a drug is generally site-specific, the FDA and other regulatory authorities will routinely inspect our manufacturing facilities and our current and future third-party manufacturers’ facilities for compliance with cGMPs. If we or our third-party manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may: issue warning letters; suspend or withdraw our regulatory approval for approved or in-market products; seize or detain products or recommend a product recall; refuse to approve pending applications or supplements to approved applications filed by us; suspend any of our ongoing clinical trials; impose restrictions or obligations on our operations, including costly new manufacturing requirements; close facilities or those of our contract manufacturers; revoke previously granted drug approvals under certain circumstances; or impose civil or criminal penalties. Any of these actions could delay our development of products, the submission of these products for regulatory approval or result in insufficient product quantity to support commercial demand. As a result, our business, financial condition and results of operations could be seriously harmed.

Because we currently have only a limited marketing capability and in light of various factors, we may be unable to price or sell any of our products effectively.

Although we have priced BENLYSTA for the U.S. market, we can provide no assurance as to the price that we may be able to set for BENLYSTA in other markets upon foreign approvals. In the U.S. market we have priced BENLYSTA at $443.18 for a 120 mg vial and $1,477.26 for a 400 mg vial. Thus, the average price for an annual course of treatment in the U.S. (based on a patient weight of 161 pounds) would be approximately $35,000. In Germany, the average price for an annual course of treatment (based on the same patient weight) would be approximately €23,000 (or approximately US $32,000 at an exchange rate of 1.41 dollars per euro). The net price of BENLYSTA in Germany, however, will be approximately €14,700 (or approximately US $21,000) due to distribution costs and a required 16% rebate applicable to all pharmaceutical products. The price that we set in other countries may vary significantly from these prices. In addition, the prices for our products may be affected by various factors that could adversely affect our sales and profit margins, including economic analyses of the burden of the applicable disease, the perceived value of the product and third party reimbursement policies.

BENLYSTA is currently our only commercially marketed product, although we have sold raxibacumab to the U.S. Government. BENLYSTA is being marketed together with our collaborator, GSK. If we receive approval for other products that can be marketed, we may market the products either independently or together with collaborators or strategic partners. Whether we market a product independently or in collaboration with a strategic partner, we will incur significant additional expenditures and commit significant additional resources to establish sales forces. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. We may be unable to retain an adequate number of qualified sales representatives and may encounter difficulties in retaining third parties to provide sales, marketing or distribution resources. Ultimately, we and our partners may not be successful in marketing our products.

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

In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement and access to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. Third-party payers may limit access to pharmaceutical products through the use of prior authorizations and step therapy. Any reimbursement granted may not be maintained or limits on reimbursement available from third parties may reduce the demand for or negatively affect the price and profitability of those products. Payers may pursue aggressive cost cutting initiatives such as comparing the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement. This would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to successfully commercialize our products and product candidates and the demand for our products depend, in part, on the extent to which reimbursement and access is available from such third-party payers.

Uncertainty exists about the reimbursement status of newly approved biopharmaceutical products. Healthcare providers and third-party payers use coding systems to identify diagnoses, procedures, services, and treatments. Proper coding is an integral component to receiving appropriate reimbursement for the administration of BENLYSTA and related services. Most payers recognize the Healthcare Common Procedure Coding System (“HCPCS”) Level II national codes to identify and report drugs and the American Medical Association Current Procedural Terminology, or CPT, codes to report professional services (including drug administration). As a new drug, BENLYSTA has not yet been assigned a permanent, unique HCPCS code and there is a lack of clarity as to the appropriate CPT Code that should be used for its administration. We have applied for a permanent HCPCS code and are obtaining guidance from The Centers for Medicare & Medicaid Services (“CMS”) regarding CPT Code usage. CMS has assigned a temporary drug-specific code, known as a Q code, for BENLYSTA that took effect July 1, 2011. Although some Medicaid states and third-party payers may accept the Q code, some payers may not accept the code. For those payers that accept the Q code, the timing of loading and implementing the code in the claims processing system is variable and uncertain. Until a permanent HCPCS code has been assigned for BENLYSTA, physicians may bill using the temporary Q code, an unclassified (miscellaneous) code, or other codes specified by the payer. Use of miscellaneous codes typically causes claims processing delays and may lead to lower payments to physicians or other providers and may cause physicians or other providers to delay use of BENLYSTA until a permanent code has been assigned.

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

We have entered into a two-phase contract to supply raxibacumab to the U.S. Government, which may be terminated by the U.S. Government at any time. Under the first phase of the contract, we supplied ten grams of raxibacumab to the HHS for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of raxibacumab for the U.S. Strategic National Stockpile (“SNS”) for use in the treatment of anthrax disease. We completed delivery of these doses and the U.S. Government accepted our deliveries. In July 2009, the U.S. Government agreed to purchase 45,000 additional doses. As of June 30, 2011, we have delivered approximately 30,000 doses of this second order. We, therefore, have future deliveries to make and ongoing obligations under the contract, including the obligation to seek FDA approval.

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

In March 2011, we received approval from the FDA to market BENLYSTA in the United States. We have made and continue to make substantial expenditures with respect to BENLYSTA and our product candidates. We have invested significant time and resources to isolate and study genes and determine their functions. We devote substantial resources to developing proteins, antibodies and small molecules for the treatment of human disease. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive animal and human clinical studies. We are also devoting substantial resources to enhancing our manufacturing capabilities and to building our commercial supply inventories of BENLYSTA to support commercialization. We have and expect to continue to devote substantial resources to maintain our marketing capability for BENLYSTA and any of our other products that are approved by the FDA or other regulatory authorities. If any product we develop is not approved for commercial sale, we may be unable to recover the large investment we have made in research, development, manufacturing and marketing efforts, and our business and financial condition could be materially adversely affected.

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

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different products or may delay or halt the development of various products, as we did with ZALBIN™ in 2010. In addition, as a result of changes in our strategy, we may also change or refocus our existing drug discovery, development, commercialization and manufacturing activities. This could require changes in our facilities and personnel and the restructuring of various financial arrangements. We cannot assure you that any product development changes that we implement will be successful.

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

Our business strategy includes the acquisition of other biotechnology companies or in-license of additional product candidates to complement and supplement our existing product pipeline, and we may acquire such companies and in-license additional product candidates that have demonstrated positive pre-clinical and/or clinical data. We have certain criteria by which we assess any acquisition or in-license and we may not be successful in identifying, effectively evaluating, acquiring or in-licensing, and developing additional product candidates, or on acceptable terms. In addition, product in-licensing involves inherent risks, including uncertainties due to matters that may affect the successful development or commercialization of the in-licensed product as well as the possibility of contractual disagreements with regard to terms such as patent rights, license scope or termination rights. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to a product opportunity. Even if we are successful in acquiring a product candidate, it may not result in a successfully developed, or commercialized, product. Moreover, the cost of acquiring other companies or in-licensing product candidates could be substantial and in order to acquire companies or new products we may need to raise additional financing, which if it involves the issuance of additional shares of our common stock would dilute existing stockholders. In March 2011, we entered into a development and commercialization agreement with FivePrime Therapeutics, Inc. to develop a product for multiple cancers. We paid FivePrime an upfront license fee of $50 million and could be required to pay up to $445 million in future development, regulatory and commercial milestone payments. However, there can be no assurance that we will be able to develop and commercialize such a product or ever be able to recover our initial or subsequent investment in the development of this product. If we are unsuccessful in our efforts to acquire other companies or in-license and develop additional product candidates, or if we acquire or license unproductive assets, it could have a material adverse effect on the growth of our business.

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

•

federal false claims laws which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to the government or its agents that are false or fraudulent;

•

laws that require transparency regarding financial arrangements with health care professionals, such as the reporting and disclosure requirements imposed by PPACA that will take effect in 2012 and state laws that are currently in effect; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by state health insurance programs or any third-party payer, including commercial insurers.

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

Failure to comply with applicable legislation such as the U.S. Foreign Corrupt Practices Act and the recently enacted United Kingdom (“UK”) Bribery Act and other similar foreign laws could expose us and senior management to civil and criminal penalties, potential debarment from public procurement, and reputational damage, all of which could materially and adversely affect our business. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants, contractors, or other agents are or will be in compliance with all applicable U.S. or foreign laws.

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

Foreign Regulatory Approvals. We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be rigorous, costly and uncertain. In July 2011, we received marketing approval for BENLYSTA in both the European Union and in Canada. Regulatory applications have also been submitted and are currently under consideration in Australia, Brazil, Columbia, Israel, The Philippines, Russia, Singapore, Switzerland and Taiwan. Foreign regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of the product.

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

In addition, the United States Congress is considering significant changes to U.S. intellectual property laws that could affect the extent and scope of existing protections for biotechnology products and processes. For example, the U.S. Senate recently passed the “America Invents Act,” which in part provides opportunities for third parties to challenge issued patents and submit evidence to be considered by the Patent Office prior to the issuance of a patent. Similar legislation was recently passed by the U.S. House of Representatives. Changes in, or different interpretations of, patent laws in the United States and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products or prevent us from using or commercializing our discoveries and products.

On January 25, 2011, HGS filed suit against Genentech, Inc. and City of Hope in the United States District Court for the District of Delaware seeking a ruling that U.S. Patent No. 6,331,415 (the “Cabilly II Patent”) is invalid, unenforceable, and not infringed by the manufacture, use, importation, offer for sale and sale of BENLYSTA. On February 18, 2011, HGS filed a separate suit against Genentech in the United States District Court for the District of Delaware seeking a ruling that Genentech violated numerous antitrust and unfair competition laws in obtaining and enforcing the Cabilly II patent. On April 12, 2011, HGS filed suit against Genentech and City of Hope in the United States District Court for the District of Delaware seeking a ruling that U.S. Patent No. 7,923,221 (the “Cabilly III Patent”) is invalid, unenforceable, and not infringed by the manufacture, use, importation, offer for sale and sale of BENLYSTA. On the same day, Genentech and City of Hope filed an infringement action against HGS, Glaxo Group Ltd., and GlaxoSmithKline LLC, in the United States District Court for the Central District of California, alleging that the manufacture, offer for sale and sale of BENLYSTA infringes one or more claims of the Cabilly III patent. On July 18, 2011, the Delaware court granted motions filed by Genentech and City of Hope and, as a result, issued an order transferring the Delaware actions related to Cabilly II and Cabilly III to the Central District of California.

We have also been involved in a number of interference proceedings brought by the United States Patent and Trademark Office (“PTO”) and may be involved in additional interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S.

We are also involved in a revocation proceeding in the UK brought by Eli Lilly and Company with respect to our European (“EP”) patent related to BlyS compositions, including antibodies. In 2008, the UK High Court ruled that this patent was invalid in the UK. Eli Lilly had also challenged this patent at the EPO, and in late 2009, an EPO Technical Board of Appeal held that the patent was valid. Nevertheless, in early 2010, the UK Court of Appeal disagreed with the EPO and upheld the UK High Court’s invalidation of the EP patent in the UK. The UK Supreme Court granted HGS permission to appeal this decision and heard the appeal the week of July 18, 2011. A decision is expected later this year.

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

As of June 30, 2011, we had convertible subordinated debt of $384.2 million ($402.8 million on a face value basis) and a long-term lease financing for our large-scale manufacturing facility of $251.4 million. During the six months ended June 30, 2011 we made cash interest payments on our convertible subordinated debt of $4.5 million. During the six months ended June 30, 2011 we made cash payments on our long-term lease financing of $12.4 million. In addition, we have operating leases, primarily our long-term operating lease for our headquarters, for which we made cash payments of $10.4 million during the six months ended June 30, 2011. Our substantial debt and long-term lease obligations will have several important consequences for our future operations. For instance:

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

As of June 30, 2011, we had $402.8 million in face value of convertible subordinated debt outstanding, with

$196.1 million and $206.7 million due in 2011 and 2012, respectively. Those notes are convertible into our common stock at conversion prices of approximately $15.55 and $17.78 per share, respectively. If our stock price does not exceed the applicable conversion price of those notes, upon maturity, we may need to pay the note holders in cash or restructure some or all of the debt. Our recent stock price has been above the conversion price and we believe we currently have sufficient unrestricted cash should note holders seek cash payment upon maturity. However, since there are other potential uses for these funds and it may be one or more years, if ever, before we are likely to generate significant positive cash flow from operations, we may not have enough cash, cash equivalents, short-term investments and marketable securities available to repay our debt upon maturity.

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

Much of our progress to date has resulted from the particular scientific, technical and management skills of personnel available to us. Competition for qualified employees is intense among pharmaceutical and biotechnology companies. Part of being able to attract, motivate and retain key personnel is our ability to offer a competitive compensation package, including cash bonus and equity incentive awards. Our ability to offer attractive equity incentive awards in the future may be limited or nonexistent if we are unable to obtain stockholder approval to maintain a sufficient number of shares under our stock incentive plan. If we are unable to provide a compensation package that is competitive within our industry, or otherwise successfully compete to attract, motivate and retain qualified management and other highly skilled employees, this could materially adversely affect the implementation of our business strategy, delay the commercialization of our products or prevent us from becoming profitable.

We may be unable to fulfill the terms of our contract manufacturing agreements with our customers for manufacturing process development and supply of selected biopharmaceutical products.

To more fully utilize our existing manufacturing capacity, we have entered into agreements with customers pursuant to which we have agreed to develop manufacturing processes for, and manufacture clinical and commercial supplies of, certain biopharmaceutical products, and may enter into similar agreements with other potential customers in the future. Our receipt of revenue under these agreements is dependent on our ability to successfully manufacture such products. If we are unable to develop a validated manufacturing process for such products, are unable to deliver product that meets the manufacturing specifications, or otherwise unable to deliver product in accordance with the applicable contractual provisions, we may not receive any additional payments under such agreements. Even if successful, we may not be able to enter into additional agreements with other customers. Any current or future customers may decide to discontinue the products contemplated under these agreements, and therefore we may not receive revenue from these agreements.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The market price of our common stock may be lower or more volatile than you expected.

Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. During the preceding twelve months, the closing price of our common stock has been as low as $21.84 per share and as high as $30.18 per share. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than you expected.

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

Sales of substantial amounts of shares of our common stock or securities convertible into or exchangeable for our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and may continue to use our common stock or securities convertible into or exchangeable for our common stock to acquire technology, product rights or businesses, or for other purposes. Our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2011, we had 190,669,002 shares of common stock outstanding. In addition, an aggregate of approximately 24,238,308 shares of our common stock are issuable upon conversion of our outstanding 2011 Notes and outstanding 2012 Notes at an applicable conversion price of $15.55 and $17.78 per share, respectively; 26,040,429 shares of our common stock are issuable upon the exercise of options outstanding as of June 30, 2011, having a weighted-average exercise price of $6.49 per share, including 3,910,965 stock options granted during the six months ended June 30, 2011 with a weighted-average grant date fair value of $15.09 per share; and 371,943 shares of our common stock are issuable upon the vesting of restricted stock unit awards outstanding as of June 30, 2011. If we issue additional equity securities, including in exchange for our outstanding convertible debt or in connection with the exercise or vesting of equity awards, the price of our common stock may be materially and adversely affected and the holdings of our existing stockholders would be diluted.

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

•	limit who may call special meetings of stockholders; and

•	establish advance notice requirements for nomination of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholders’ meetings.

Item 6.	Exhibits

10.1	Third Amendment, dated as of July 18, 2011, to Employment Agreement between the Company and H. Thomas Watkins.

10.2	Form of Executive Agreement between the Company and individual executive.

10.3	Second Amendment to Second Amended and Restated Key Executive Severance Plan.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

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
David P. Southwell
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

Dated: July 28, 2011

EXHIBIT INDEX

Exhibit Page Number

10.1	Third Amendment, dated as of July 18, 2011, to Employment Agreement between the Company and H. Thomas Watkins.

10.2	Form of Executive Agreement between the Company and individual executive.

10.3	Second Amendment to Second Amended and Restated Key Executive Severance Plan.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.