Form 10-Q
period 2011-09-30
HUMAN GENOME SCIENCES INC
filed 2011-10-28
CIK 901219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock outstanding on September 30, 2011 was 198,664,617.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share amounts)
Revenue:
Product sales	$30,833	$7,295	$65,587	$33,963
Manufacturing and development services	2,747	5,677	19,011	15,177
Research and development collaborative agreements	442	37,810	854	86,948

Total revenue	34,022	50,782	85,452	136,088

Costs and expenses:
Cost of product sales	12,419	8,434	34,026	23,529
Cost of manufacturing and development services	4,950	3,338	23,290	7,364
Research and development expenses	38,758	42,471	156,645	151,331
Selling, general and administrative expenses	42,135	26,365	116,692	68,456
Commercial collaboration expenses	11,755	—	17,004	—
Facility-related exit credits	—	—	(1,717)	—

Total costs and expenses	110,017	80,608	345,940	250,680

Income (loss) from operations	(75,995)	(29,826)	(260,488)	(114,592)

Investment income	2,839	3,794	9,014	13,497
Interest expense	(14,831)	(14,949)	(45,559)	(44,409)
Other income (expense)	(442)	122	(3,051)	(95)

	(88,429)	(40,859)	(300,084)	(145,599)
Provision for income taxes	—	—	—	—

Net income (loss)	$(88,429)	$(40,859)	$(300,084)	$(145,599)

Basic and diluted net income (loss) per share	$(0.45)	$(0.22)	$(1.56)	$(0.78)

Weighted average shares outstanding, basic and diluted	196,462,631	188,420,580	191,965,763	187,418,995

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$37,660	$155,691
Marketable securities	502,137	282,016
Accounts receivable	44,439	25,958
Collaboration receivables	17,544	18,856
Inventory	40,243	43,091
Prepaid expenses and other current assets	13,958	5,569

Total current assets	655,981	531,181

Marketable securities, non-current	—	416,165
Property, plant and equipment (net of accumulated depreciation)	249,386	253,122
Restricted investments	79,921	79,510
Collaboration receivables, non-current	25,276	29,225
Inventory, non-current	85,069	—
Other assets	1,645	5,826

TOTAL ASSETS	$1,097,278	$1,315,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,607	$41,798
Accrued payroll and related taxes	28,841	30,157
Convertible subordinated debt	272,802	188,620
Collaboration payable	33,552	12,984
Deferred revenues	7,663	5,134
Accrued exit expenses	—	1,238
Other current liabilities	1,013	1,013

Total current liabilities	384,478	280,944

Lease financing	251,744	250,516
Convertible subordinated debt, non-current	—	184,231
Other liabilities	12,259	13,575

Total liabilities	648,481	729,266

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,987	1,890
Additional paid-in capital	3,161,193	2,996,645
Accumulated other comprehensive income	5,598	7,125
Accumulated deficit	(2,719,981)	(2,419,897)

Total stockholders’ equity	448,797	585,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,097,278	$1,315,029

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(300,084)	$(145,599)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	22,000	17,803
Depreciation and amortization	16,086	15,975
Amortization of debt discount	17,544	17,100
Charge for impaired investment	2,909	—
Facility-related exit credits	(1,717)	—
Gain on sale of long-term equity investment	(80)	—
Accrued interest on marketable securities and restricted investments	1,338	4,341
Non-cash expenses and other	3,772	1,226
Changes in operating assets and liabilities:
Accounts receivable	(18,481)	4,413
Collaboration receivables	5,261	(23,635)
Inventory	(75,736)	(5,970)
Prepaid expenses and other assets	(8,394)	2,479
Accounts payable and accrued expenses	(1,161)	379
Accrued payroll and related taxes	(1,316)	(7,362)
Collaboration payable	20,568	—
Deferred revenues	2,529	(83,385)
Accrued exit expenses	4	(1,146)
Other liabilities	(878)	1,205

Net cash used in operating activities	(315,836)	(202,176)

Cash flows from investing activities:
Purchase of marketable securities	(179,472)	(719,848)
Proceeds from sale and maturities of marketable securities	372,493	556,454
Proceeds from sale of long-term equity investments	319	—
Capital expenditures - property, plant, and equipment	(11,493)	(6,318)
Release of restricted investments	—	300

Net cash provided by (used in) investing activities	181,847	(169,412)

Cash flows from financing activities:
Purchase of restricted investments	(53,434)	(24,904)
Proceeds from sale and maturities of restricted investments	52,518	23,719
Proceeds from issuance of common stock	17,915	36,490
Purchase and retirement of treasury stock	(1,041)	(1,025)

Net cash provided by financing activities	15,958	34,280

Net decrease in cash and cash equivalents	(118,031)	(337,308)
Cash and cash equivalents - beginning of period	155,691	567,667

Cash and cash equivalents - end of period	$37,660	$230,359

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Nine months ended September 30,
	2011	2010
	(in thousands)

Cash paid (received) during the period for:
Interest	$25,406	$24,885
Income taxes	$—	$(1,948)

During the three months ended September 30, 2011, the Company recorded $808 of non-cash interest expense related to exchange offers accepted by certain note holders of the Company’s 2 1/4% Convertible Subordinated Notes due 2011 (See Note 6, Convertible Subordinated Debt, in the Notes to Consolidated Financial Statements).

During the nine months ended September 30, 2011 and 2010, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $1,227 and $1,449, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase through 2015.

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company” or “HGS”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine months ended September 30, 2011 and 2010, the Company’s financial position as of September 30, 2011, and the cash flows for the nine months ended September 30, 2011 and 2010. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of future financial results.

Accounts receivable. Trade accounts receivable are recorded net of allowances for prompt payment discounts and doubtful accounts.

Non-current inventory. Inventory that is not expected to be utilized until more than 12 months from the balance sheet date is classified as non-current. Estimating the level of inventory utilization for the upcoming 12 months requires management to exercise significant judgment. The Company maintains inventory levels in excess of 12 months to mitigate risks such as product shortage due to higher than anticipated product demand, long lead times for manufacturing finished goods, supply interruptions for raw materials and risks of production disruptions at its sole U.S. Food and Drug Administration (“FDA”) approved manufacturing site due to contamination, equipment failure or other facility-related issues. Carrying such levels of inventory impacts the Company’s liquidity and cash flows since the inventory will not be converted to cash for more than one year from the balance sheet date.

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

The Company does not expect any material changes to current demand estimates at this time that would result in any excess or obsolete inventory.

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

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 1. Summary of Significant Accounting Policies (continued)

Product sales. Product sales consist of U.S. sales of BENLYSTA and raxibacumab. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, all performance obligations have been met and returns can be reasonably estimated. Product sales are recorded net of accruals for estimated rebates, chargebacks, discounts and other deductions (collectively, “sales deductions”) and returns. Amounts accrued for sales deductions and returns are adjusted when trends, significant events, or actual results indicate that adjustment is appropriate. With the exception of allowances for prompt payment, allowances for sales deductions and returns are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of September 30, 2011.

The Company does not record sales deductions and returns for sales of raxibacumab due to the absence of discounts and rebates and no right of return under the contract with the United States Government (“USG”). Aside from product recall, once delivery has occurred, product may not be returned to the Company for any reason, including failure to obtain FDA approval. Furthermore, the Company has no obligation to replace existing Strategic National Stockpile (“SNS”) doses if the formulation changes during the FDA approval process.

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

•

BENLYSTA is distributed in the U.S. using specialty distributors and wholesalers. Under this model, exclusive distributors purchase and take physical delivery of product, and then sell to physicians or their clinics. Because the Company received FDA approval in the first quarter of 2011, the Company currently cannot make a reasonable estimate of future product returns when product is delivered to distributors. Therefore, the Company currently does not recognize revenue upon product shipment to specialty distributors, even though the distributor is invoiced upon product shipment. Instead, the Company recognizes revenue through the specialty distributor channel at the time of shipment to the physicians or their clinics. Wholesalers supply product to all other healthcare providers (e.g. hospitals, pharmacies), however they do not take physical delivery of product. All wholesaler orders are drop-shipped directly to the healthcare providers. For wholesaler purchases, the Company currently recognizes revenue upon shipment to the healthcare provider.

•

Product returns. BENLYSTA customers are not offered a general right of return. However, the Company will accept product that is damaged or defective when shipped directly from GSK or for expired product up to 12 months subsequent to its expiration date. Due to the price of BENLYSTA

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 1. Summary of Significant Accounting Policies (continued)

and limited contractual rights of return, healthcare providers generally only carry inventory quantities estimated to meet projected short-term demand. Once product has been delivered to healthcare providers, the risk of material returns is significantly mitigated, and the Company is able to make a reasonable estimate of future returns at that point. In developing estimates for sales returns, the Company considers shelf life of the product, expected demand based on market data and publicly available return rates used for other biologic drugs. In addition, the Company considers the price of the product, the nature of healthcare providers, the ability of healthcare providers to obtain product on a just-in-time basis, the predictability of patient infusion and dosing and the absence of financial incentives that would promote bulk or advance purchasing.

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

The Company is not the principal with respect to BENLYSTA sold in the rest of world (“ROW”). Therefore, the Company does not record product sales with respect to this activity.

Cost of product sales. The Company capitalizes inventories produced in preparation for product launches when the related product candidates are considered likely to receive regulatory approval and it is probable that the related costs will be recoverable through the commercialization of the product. Prior to

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

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

Prior to the BENLSYTA Advisory Committee meeting in November 2010, the Company did not capitalize inventory costs related to this product. Following the positive outcome of the Advisory Committee, the cost of manufacturing BENLYSTA is being capitalized and will be expensed as cost of product sales as revenue is recognized, rather than being recorded as research and development expenses in the period that the cost is incurred.

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

Major customers and concentration of credit risk

The Company sells BENLYSTA to a limited number of specialty distributors and wholesalers in the U.S. and sells raxibacumab only to the USG. The Company periodically assesses the financial strength of its customers and establishes allowances for anticipated losses, if necessary. The following table includes those customers that represent more than 10% of total revenue of $85,452 for the nine months ended September 30, 2011:

Customer A	48.1%
Customer B	11.0%
Customer C	10.9%

The two customers having a balance of more than 10% of the Accounts receivable balance on the consolidated balance sheet as of September 30, 2011 represent an aggregate of 92% of Accounts receivable.

Reclassifications

Within the December 31, 2010 consolidated balance sheet, long-term equity investments of $3,241 have been reclassified and are included in Other assets, and a lease termination liability that had been classified in Accrued exit expenses has been reclassified to Other current liabilities. Also within the December 31, 2010 consolidated balance sheet, deferred rent of $10,358, deferred revenue, non-current of $2,517 and accrued exit expenses, non-current of $700 have been reclassified and are included in Other liabilities. All of these reclassifications have been made to conform to the current year presentation.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

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

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 2. Comprehensive Income (Loss)

The Company’s unrealized gains or losses on available-for-sale marketable securities and long-term equity investments and cumulative foreign currency translation adjustment activity are required to be included in other comprehensive income (loss).

During the three and nine months ended September 30, 2011 and 2010, total comprehensive loss amounted to:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(88,429)	$(40,859)	$(300,084)	$(145,599)
Net unrealized gains (losses):
Marketable securities	(1,407)	3,002	(1,594)	4,080
Restricted investments	(402)	(196)	(601)	(737)
Foreign currency translation	1,317	33	54	(25)

Subtotal	(492)	2,839	(2,141)	3,318
Reclassification adjustments for gains (losses) realized in net loss	(38)	373	614	239

Total comprehensive loss	$(88,959)	$(37,647)	$(301,611)	$(142,042)

The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 3. Investments

Available-for-sale investments, including accrued interest, as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$325,872	$4,638	$(848)	$329,662
Residential mortgage-backed securities	90,422	1,449	(41)	91,830
Government-sponsored enterprise securities	15,251	62	—	15,313
Asset-backed securities	65,257	81	(6)	65,332

Subtotal - Marketable securities	496,802	6,230	(895)	502,137

Restricted cash and cash equivalents	8,844	—	—	8,844
U.S. Treasury and agencies	1,300	5	—	1,305
Corporate debt securities	50,139	337	(192)	50,284
Residential mortgage-backed securities	7,768	44	(11)	7,801
Government-sponsored enterprise securities	8,544	18	(2)	8,560
Asset-backed securities	3,122	5	—	3,127

Subtotal - Restricted investments	79,717	409	(205)	79,921

Total	$576,519	$6,639	$(1,100)	$582,058

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 3. Investments (continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$125,708	$1,655	$(19)	$127,344
Residential mortgage-backed securities	53,944	787	(13)	54,718
Government-sponsored enterprise securities	86,905	61	—	86,966
Asset-backed securities	12,983	5	—	12,988

Subtotal - Marketable securities	279,540	2,508	(32)	282,016

Corporate debt securities	248,500	3,611	(881)	251,230
Residential mortgage-backed securities	79,605	1,161	(20)	80,746
Government-sponsored enterprise securities	25,402	3	(120)	25,285
Asset-backed securities	58,822	84	(2)	58,904

Subtotal - Marketable securities, non-current	412,329	4,859	(1,023)	416,165

U.S. Treasury and agencies	1,302	10	—	1,312
Restricted cash and cash equivalents	7,455	—	—	7,455
Corporate debt securities	45,931	620	(29)	46,522
Residential mortgage-backed securities	6,368	128	—	6,496
Government-sponsored enterprise securities	13,237	72	(6)	13,303
Asset-backed securities	4,412	10	—	4,422

Subtotal - Restricted investments	78,705	840	(35)	79,510

Total	$770,574	$8,207	$(1,090)	$777,691

As of September 30, 2011, the Company’s 2 1/4% Convertible Subordinated Notes due 2012 are classified as current as $206,736 becomes due within the next 12 months. The Company has classified all of its marketable securities, including those with maturities greater than one year, as current on the consolidated balance sheet, as these securities may need to be liquidated if the 2 1/4% Convertible Subordinated Notes due 2012 are repaid in cash rather than converting to common stock.

See Note 10, Fair Value Measurements, for the fair value of the Company’s financial assets and liabilities.

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

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 3. Investments (continued)

The Company’s restricted investments with respect to its large-scale manufacturing facility (“LSM”) lease, as amended, will serve as collateral in favor of the landlord in lieu of providing the landlord with either a cash deposit or a standby letter of credit. Under the LSM lease, the Company is required to pledge to the landlord a minimum of $20,000 in marketable securities or provide the landlord with a $19,750 cash security deposit. As of September 30, 2011 and December 31, 2010, the Company has pledged marketable securities.

In addition, the Company is also required to maintain $34,300 in restricted investments with respect to two leases with the Maryland Economic Development Corporation (“MEDCO”) for its small-scale manufacturing facility. The facility was financed primarily through a combination of bonds issued by MEDCO (“MEDCO Bonds”) and loans issued to MEDCO by certain State of Maryland agencies. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2011. The Company is required to maintain restricted investments which serve as security for the MEDCO letters of credit reimbursement obligation. The Company is currently negotiating with a lender to extend and replace the expiring letters of credit and expects to finalize the transaction prior to the expiration of the current letters of credit.

Marketable securities and Restricted investments – unrealized losses

The Company owned 340 available-for-sale securities as of September 30, 2011. Of these 340 securities, 92 had unrealized losses as of September 30, 2011. The Company did not have any investments in a loss position for greater than 12 months as of September 30, 2011. The Company’s gross unrealized losses and fair value of investments with unrealized losses as of December 31, 2010 were as follows:

	December 31, 2010
	Loss Position for Less Than Twelve Months		Loss Position for Greater Than Twelve Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate debt securities	$35,432	$(18)	$1,536	$(1)	$36,968	$(19)
Residential mortgage-backed securities	54,718	(13)	—	—	54,718	(13)
Asset-backed securities	3,286	—	—	—	3,286	—

Subtotal - Marketable securities	93,436	(31)	1,536	(1)	94,972	(32)

Corporate debt securities	56,992	(881)	—	—	56,992	(881)
Residential mortgage-backed securities	80,746	(20)	—	—	80,746	(20)
Government-sponsored enterprise securities	20,237	(120)	—	—	20,237	(120)
Asset-backed securities	8,400	(2)	—	—	8,400	(2)

Subtotal - Marketable securities, non-current	166,375	(1,023)	—	—	166,375	(1,023)

Corporate debt securities	7,110	(29)	—	—	7,110	(29)
Government-sponsored enterprise securities	1,502	(6)	—	—	1,502	(6)

Subtotal - Restricted investments	8,612	(35)	—	—	8,612	(35)

Total	$268,423	$(1,089)	$1,536	$(1)	$269,959	$(1,090)

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 3. Investments (continued)

The Company has evaluated its marketable securities and restricted investments and has determined that none of these investments has an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position.

The Company’s equity investments of less than 20% in privately-held companies are carried at cost and are included in Other assets on the consolidated balance sheet as of December 31, 2010. As of September 30, 2011, the Company no longer owns any such investments (see Note 4, Collaborations and Other Agreements – Aegera Agreement, for additional information).

Other Information

The following table summarizes maturities of the Company’s marketable securities and restricted investments as of September 30, 2011:

	Marketable Securities		Restricted Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Less than one year	$120,284	$121,534	$34,628	$34,715
Due in year two through year three	307,669	310,586	40,719	40,876
Due in year four through year five	47,776	48,644	4,182	4,140
Due after five years	21,073	21,373	188	190

Total	$496,802	$502,137	$79,717	$79,921

The Company’s investments in mortgage-backed securities have no single maturity date and, accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage to the total value.

Realized gains and losses on securities which are included in the Company’s investment income for the three and nine months ended September 30, 2011 and 2010, and their respective net proceeds were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Proceeds on sale of investments	$96,319	$111,421	$422,226	$582,015
Realized gains	341	140	521	1,618
Realized losses	(303)	(512)	(1,135)	(1,379)

The cost of the securities sold is based on the specific identification method.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

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

GSK’s share of the collaboration profit with respect to BENLYSTA in the U.S. and HGS’ share of the ROW collaboration expense incurred by GSK are included in the Commercial collaboration expenses line in the consolidated statements of operations for the three and nine months ended September 30, 2011.

Research and development expenses for the three months ended September 30, 2011 and 2010 are net of $2,420 and $17,802, respectively, of costs reimbursed by GSK. Research and development expenses for the nine months ended September 30, 2011 and 2010 are net of $14,270 and $48,838 of costs reimbursed by GSK. The Company shares certain research and development costs including personnel costs, outside services, clinical manufacturing and overhead with GSK under cost sharing provisions in the GSK collaboration agreement.

U.S. Government Agreement

In July 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period beginning in 2009. The Company expects to receive a total of approximately $142,000 from this order as deliveries are completed. The Company recognized $12,048 and $7,295 in product revenue related to raxibacumab during the three months ended September 30, 2011 and 2010, respectively. The Company recognized $38,944 and $33,963 in product revenue related to raxibacumab during the nine months ended September 30, 2011 and 2010, respectively. The Company recognized $799 and $600 in manufacturing and development services revenue related to the work to conduct animal studies and other raxibacumab activities during the three months ended September 30, 2011 and 2010, respectively. The Company recognized $2,169 and $1,438 in manufacturing and development services revenue related to the work to conduct animal studies and other raxibacumab activities during the nine months ended September 30, 2011 and 2010, respectively. The Company is entitled to receive approximately $20,000 under the contract with the USG upon FDA licensure of raxibacumab.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 4. Collaborations and Other Agreements (continued)

Aegera Agreement

During 2007, the Company entered into a collaboration and license agreement with Aegera under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a research period extended through 2011. Under the agreement, the Company paid Aegera an aggregate of $20,000 for the license and for an equity investment in Aegera. The Company incurred and expensed research costs of $593 and $579 related to the Aegera agreement during the three months ended September 30, 2011 and 2010, respectively, and $1,816 and $1,748 during the nine months ended September 30, 2011 and 2010, respectively.

During March 2011, the Company determined that its investment in Aegera had incurred an other-than-temporary impairment based on changes in Aegera’s business activities and wrote down its investment of approximately $3,150 to approximately $240. The impairment loss is included in Other income (expense) on the consolidated statement of operations for the nine months ended September 30, 2011. In May 2011, Aegera was acquired by Pharmascience and the Company received proceeds of approximately $320 resulting in a gain on the sale of the investment of approximately $80, which is included in Other income (expense) on the consolidated statement of operations for the nine months ended September 30, 2011.

Morphotek Agreement

During 2009, the Company entered into an agreement with Morphotek, Inc. to discover, develop and commercialize therapeutic monoclonal antibodies in the fields of oncology and immunology that specifically target antigens discovered by the Company. With respect to each antibody candidate, the Company and Morphotek have the right to opt in to participate in development and commercialization. The Company and Morphotek currently share research and development costs with respect to one collaboration product and the Company has primary responsibility for manufacturing clinical supplies of that product. Research and development expenses for the three and nine months ended September 30, 2011 are net of $1,033 and $3,419, respectively, of costs reimbursed by Morphotek. No research and development expenses were shared during the nine months ended September 30, 2010.

FivePrime Therapeutics Agreement

In March 2011, the Company entered into an agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop and commercialize FivePrime’s FP-1039 product candidate for multiple cancers. The Company paid FivePrime an upfront license fee of $50,000, which is reflected in research and development expenses in the consolidated statement of operations for the nine months ended September 30, 2011. The Company’s policy is that upfront and milestone payments made to third parties for in-licensed products that have not yet received marketing approval and for which no alternative future use has been identified are expensed as incurred. The Company may be required to pay up to $445,000 in future development, regulatory and commercial milestone payments, as well as royalty payments on net sales if the product is commercialized. HGS has exclusive rights to develop and commercialize FP-1039, now known as HGS1036, for all indications in the United States, Canada and the European Union (“EU”). FivePrime has an option to co-promote HGS1036 and any next-generation products in the United States, and retains full development and commercialization rights in all other regions of the world outside the U.S., Canada and the EU. The Company incurred research and development expenses of $628 and $1,407 related to the FivePrime agreement during the three and nine months ended September 30, 2011, respectively.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 4. Collaborations and Other Agreements (continued)

Collaboration Agreement with Novartis

During 2006, the Company entered into an agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of ZALBINTM. Based on regulatory feedback received during 2010, the Company and Novartis decided to end development of ZALBIN in September 2010.

Under the agreement, Novartis had paid the Company $207,500 through the end of 2009. The Company was recognizing these payments as revenue ratably over the estimated remaining development period. The Company recognized revenue of $36,133 and $82,806 during the three and nine months ended September 30, 2010, respectively, under this agreement. Research and development expenses for the three and nine months ended September 30, 2011 are net of $233 and $1,035, respectively, of adjustments relating to the close out of the ZALBIN collaboration. The Company’s share of Novartis-incurred research and development expenses was $2,510 during the three months ended September 30, 2010. Research and development expenses for the nine months ended September 30, 2010 are net of $1,158 of costs reimbursed by Novartis.

Note 5. Other Financial Information

Collaboration Receivables

Collaboration receivables of $17,544 as of September 30, 2011 includes $12,928 due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which is expected to be sold within the next year. Collaboration receivables also include $3,483 in unbilled receivables from GSK in connection with the Company’s cost-sharing agreements and other unbilled receivables. Collaboration receivables of $18,856 as of December 31, 2010 includes $13,165 due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which is expected to be sold within the next year, $5,166 in unbilled receivables from GSK in connection with the Company’s cost sharing agreements and other unbilled receivables.

Collaboration receivables, non-current of $25,276 and $29,225 as of September 30, 2011 and December 31, 2010, respectively, relate to the amount due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which is not expected to be sold within the next year.

Inventory

Inventories consist of the following:

	September 30, 2011		December 31, 2010
	Current	Non-current	Current	Non-current

Raw materials	$14,694	$11,969	$12,641	$—
Work-in-process	16,854	69,396	23,426	—
Finished goods	8,695	3,704	7,024	—

Total	$40,243	$85,069	$43,091	$—

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 5. Other Financial Information (continued)

Inventory that is not expected to be sold until more than 12 months from the balance sheet date is classified as non-current.

BENLYSTA-related inventories that were either purchased or manufactured prior to the date the Company began capitalizing BENLYSTA inventory (November 2010) were $101,639 and $112,822 as of September 30, 2011 and December 31, 2010, respectively. These inventories have a carrying value of zero, as the costs to purchase or produce this inventory were expensed as research and development expense in the period manufactured, and accordingly are not reflected in the inventory balances shown above. These inventories could be used in clinical trials, sold in the U.S. as commercial product or sold to GSK at cost for the ROW sale of BENLYSTA.

As of September 30, 2011, current inventory includes an aggregate of $3,365 of raw materials and work in process relating to anticipated future orders for raxibacumab beyond that which is required to fulfill the second order from the USG. The Company currently expects to recover the cost of this inventory through future sales of raxibacumab. If the Company does not receive additional orders for raxibacumab, it would need to record a charge to cost of sales for this amount of inventory.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $13,958 and $5,569 as of September 30, 2011 and December 31, 2010, respectively, consisted primarily of deposits, deferred financing fees and insurance payments made in advance.

Collaboration Payable

Collaboration payable of $33,552 as of September 30, 2011, represents cost reimbursements due to GSK in connection with the Company’s cost sharing agreements. Collaboration payable of $12,984 as of December 31, 2010 represents cost reimbursements due to GSK and Novartis in connection with the Company’s cost sharing agreements.

Note 6. Convertible Subordinated Debt

During the three months ended September 30, 2011, the Company issued an aggregate of 7,614,000 shares of common stock in several separate transactions in exchange for $116,600 aggregate principal amount (net of an unamortized discount of $1,200) of the Company’s 2 1/4% Convertible Subordinated Notes due 2011. The Company also recorded approximately $808 of interest expense for the three and nine months ended September 30, 2011 related to exchange offers accepted by certain note holders. The remaining $78,000 principal amount of these notes was repaid in October 2011 in cash.

Note 7. Commitments and Contingencies

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

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 8. Facility-Related Exit Credits

During the nine months ended September 30, 2011, the Company decided to utilize certain space which it had previously not used and was not expecting to use. In conjunction with this decision, the Company reversed the remaining reserve related to this space, recording a facility-related exit credit of $1,717 in the consolidated statement of operations during the nine months ended September 30, 2011.

The following table summarizes the activity related to the liability for exit charges for the nine months ended September 30, 2011, all of which is facilities-related (no activity occurred during the three months ended September 30, 2011):

Balance as of January 1, 2011	$1,938
Accretion recorded	37
Cash items	(258)
Reserve adjustment	(1,717)

Balance as of September 30, 2011	$—

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

Stock-based compensation expense for the three and nine months ended September 30, 2011 is not necessarily representative of the level of stock-based compensation expense in future periods due to, among other things, the fair value of additional stock option grants and other awards in future years and the vesting period of the stock options and other awards.

The Company recorded stock-based compensation expense pursuant to these plans of $6,950 (net of $3,343 capitalized as part of inventory production) and $6,984 during the three months ended September 30, 2011 and 2010, respectively. The Company recorded stock-based compensation expense pursuant to these plans of $22,000 (net of $6,485 capitalized as part of inventory production) and $17,803 during the nine months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan.

Under the Incentive Plan, the Company issued 312,288 and 1,861,087 shares of common stock in conjunction with stock option exercises during the three and nine months ended September 30, 2011, respectively. The Company granted 419,150 stock options with a weighted-average grant date fair value of $8.41 per share under the Incentive Plan during the three months ended September 30, 2011. The Company granted 4,317,115 stock options with a weighted-average grant date fair value of $14.45 per share under the Incentive Plan during the nine months ended September 30, 2011.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 9. Stock-Based Compensation (continued)

During the three months ended September 30, 2011, the Company awarded 6,000 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $13.79 per share. During the nine months ended September 30, 2011, the Company awarded 276,906 RSUs with a weighted-average grant date fair value of $26.79 per share. During the nine months ended September 30, 2011, 94,021 RSUs vested and the Company issued 58,155 shares of common stock to employees, net of 35,866 shares purchased to satisfy the awardees’ minimum tax withholding requirement related to the RSUs vesting. The treasury stock was retired prior to September 30, 2011. During the nine months ended September 30, 2011, 3,400 restricted stock awards vested.

As of September 30, 2011, the total authorized number of shares under the Incentive Plan, including prior plans, was 59,845,420. Shares available for future equity awards were 5,701,431 as of September 30, 2011.

Note 10. Fair Value Measurements

The Company’s assets and liabilities subject to fair value measurements on a recurring basis and the related fair value hierarchy are as follows:

	Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$37,660	$—	$—	$37,660

Corporate debt securities	$—	$329,662	$—	$329,662
Residential mortgage-backed securities	—	91,830	—	91,830
Government-sponsored enterprise securities	—	15,313	—	15,313
Asset-backed securities	—	65,332	—	65,332

Marketable securities	$—	$502,137	$—	$502,137

Money market funds	$8,844	$—	$—	$8,844
U.S. Treasury securities	1,305	—	—	1,305
Corporate debt securities	—	50,284	—	50,284
Residential mortgage-backed securities	—	7,801	—	7,801
Government-sponsored enterprise securities	—	8,560	—	8,560
Asset-backed securities	—	3,127	—	3,127

Restricted investments	$10,149	$69,772	$—	$79,921

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

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended September 30, 2011

(dollars in thousands, except per share data)

Note 10. Fair Value Measurements (continued)

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

The fair value of the Company’s receivables, other assets, accounts payable, accrued expenses and other payables approximate their carrying amount due to the relatively short maturity of these items. The fair value of the Company’s convertible subordinated debt is based on quoted market prices. The quoted market price of the Company’s convertible subordinated debt was approximately $299,000 (book value of $272,802) as of September 30, 2011. With respect to its lease financing, the Company evaluated its incremental borrowing rate as of September 30, 2011, based on the current interest rate environment and the Company’s credit risk. The fair value of the BioMed lease financing was approximately $258,000 (book value of $251,744) as of September 30, 2011 based on a discounted cash flow analysis, and current rates for corporate debt having similar characteristics and companies with similar creditworthiness.

Note 11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Nine months ended September 30,
	2011	2010
Numerator:
Net loss	$(300,084)	$(145,599)

Denominator:
Denominator for basic and diluted earnings per share - weighted-average shares	191,965,763	187,418,995

Net loss per share, basic and diluted:
Net loss per share	$(1.56)	$(0.78)

Common stock issued in connection with the Company’s Employee Stock Purchase Plan and through exercised options granted pursuant to the Incentive Plan are included in the Company’s weighted average share balance based upon the issuance date of the related shares. As of September 30, 2011 and 2010, the Company had 25,938,193 and 24,278,082, respectively, stock options outstanding. As of September 30, 2011 and 2010, the Company had 16,664,257 and 24,302,742, respectively, shares issuable upon the conversion of the Company’s convertible subordinated debt. The stock options outstanding and shares issuable upon conversion of the Company’s convertible subordinated debt as of September 30, 2011 and 2010 are excluded from the weighted average shares as they are anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and nine months ended September 30, 2011 and 2010

Overview

Human Genome Sciences, Inc. (“HGS”) is a biopharmaceutical company that exists to place new therapies into the hands of those battling serious disease. Our lead products are BENLYSTA® (belimumab) for systemic lupus erythematosus (“SLE”) and raxibacumab for inhalation anthrax.

BENLYSTA was approved on March 9, 2011 by the U.S. Food and Drug Administration (“FDA”) for the treatment of adult patients with active, autoantibody-positive SLE who are receiving standard therapy. We launched BENLYSTA shortly thereafter and recognized revenue from our first BENLYSTA sales in March 2011. On July 13, 2011, the European Medicines Agency granted marketing authorization for BENLYSTA as an add-on therapy in adult patients with active autoantibody-positive SLE, with a high degree of disease activity despite standard therapy. BENLYSTA is currently available in Canada and several European countries, including Germany, Austria, Denmark, Finland, Hungary, Norway and Sweden.

BENLYSTA has been developed with our partner, GlaxoSmithKline (“GSK”), under a co-development and commercialization agreement. Under the agreement, we are responsible for the global supply of BENLYSTA. In the United States we and GSK both have sales teams that are working together to commercialize BENLYSTA. In Germany, France and Spain, our team will work alongside GSK to commercialize BENLYSTA, and in the rest of the world GSK will lead local implementation of the commercialization of BENLYSTA. We recognize product sales revenue from BENLYSTA sales in the U.S., and GSK recognizes product sales revenue from sales in the rest of the world. We share profits and certain expenses with GSK on a worldwide basis.

We continue to deliver raxibacumab to the U.S. Strategic National Stockpile (“SNS”) for emergency use in treating inhalation anthrax. In July 2009, the U.S. Government (“USG”) exercised its option under our contract to purchase 45,000 additional doses of raxibacumab, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed, $103.8 million of which has been recognized as revenue through September 30, 2011. In May 2009, we submitted a Biologics License Application (“BLA”) to the FDA for raxibacumab for the treatment of inhalation anthrax. We received a Complete Response Letter in November 2009, and we will continue to work closely with the FDA to obtain approval. HGS will receive approximately $20.0 million from the USG upon FDA licensure of raxibacumab.

In addition to our internal pipeline, we have substantial financial rights to two novel drugs that GSK has advanced to late-stage development. The first of these is darapladib, which was discovered by GSK using HGS technology. In two Phase 3 trials, GSK is currently evaluating whether darapladib can reduce the risk of adverse cardiovascular events such as heart attack or stroke in patients with chronic coronary heart disease and acute coronary syndrome, respectively. With a planned enrollment of more than 27,000 patients in the two trials, we believe the Phase 3 clinical program for darapladib is among the largest ever conducted to evaluate the safety and efficacy of any cardiovascular medication. The second is albiglutide, for which GSK currently has multiple Phase 3 trials in progress to evaluate the long-term efficacy, safety and tolerability of albiglutide as monotherapy and add-on therapy for patients with type 2 diabetes mellitus. Albiglutide was created by HGS using its proprietary albumin-fusion technology, and the product was licensed to GSK in 2004.

We are working on potential additional indications for BENLYSTA as well as additional methods of delivery. Currently, BENLYSTA is delivered by infusion at two week intervals for the first three doses and every four weeks thereafter. We are also working to expand and advance our mid- and early-stage pipeline, with a primary focus on immunology and oncology. In March 2011, we entered into an agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop and commercialize FivePrime’s FP-1039 product candidate for multiple cancers. We continue to develop our oncology portfolio around our expertise in the apoptosis, or programmed cell death, pathway. In addition, we may initiate Phase 1b development of our human monoclonal antibody to the CCR5 receptor for the treatment of ulcerative colitis.

Strategic partnerships are an important driver of our commercial success and allow us to leverage our strengths and gain access to sales and marketing infrastructure, as well as complementary technologies. Some of these partnerships provide us with licensing or other fees, clinical development cost-sharing, milestone payments and rights to royalty payments as products are developed and commercialized. In some cases, we are entitled to certain

Overview (continued)

commercialization, co-promotion, revenue-sharing and other product rights. In other partnerships, in order to access technologies or potential products, we are required to pay licensing or other fees, clinical development cost-sharing, milestone payments and rights to royalty payments as products are developed and commercialized, and have granted certain commercialization, co-promotion, revenue-sharing and other product rights to our partner.

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

Non-current inventory. Inventory that is not expected to be utilized until more than 12 months from the balance sheet date is classified as non-current. Estimating the level of inventory utilization for the upcoming 12 months requires management to exercise significant judgment. We maintain inventory levels in excess of 12 months to mitigate risks such as product shortage due to higher than anticipated product demand, long lead times for manufacturing finished goods, supply interruptions for raw materials and risks of production disruptions at our sole manufacturing site due to contamination, equipment failure or other facility-related issues. Carrying such levels of inventory impacts our liquidity and cash flows since the inventory will not be converted to cash for more than one year from the balance sheet date.

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

•

BENLYSTA is distributed in the United States using specialty distributors and wholesalers. Under this model, exclusive distributors purchase and take physical delivery of product, and then sell to physicians or their clinics. Because we received FDA approval in the first quarter of 2011, we currently cannot yet make a reasonable estimate of future product returns when product is delivered to distributors. Therefore, we currently do not recognize revenue upon product shipment to specialty distributors, even though the distributor is invoiced upon product shipment. Instead, we recognize revenue through the specialty distributor channel at the time of shipment to the physicians or their clinics. As of September 30, 2011, we have deferred revenue of approximately $1.2 million with respect to BENLYSTA, which represents product shipped to specialty distributors but not yet sold through to physicians or clinics. The product at the specialty distributors is subject to return under the conditions described below. As of September 30, 2011, the manufacturing cost of product at the specialty distributors is zero, as it was manufactured prior to our capitalization date in 2010. Royalties or other cost of sales will be recorded upon revenue recognition. Wholesalers supply product to all other healthcare providers (e.g. hospitals, pharmacies), however they do not take physical delivery of product. All wholesaler orders are drop-shipped directly to the healthcare providers. For wholesaler purchases, we currently recognize revenue upon shipment to the healthcare provider.

•

Product returns. BENLYSTA customers are not offered a general right of return. However, we will accept product that is damaged or defective when shipped directly from GSK or for expired product up to 12 months subsequent to its expiration date. Due to the price of BENLYSTA and limited contractual rights of return, healthcare providers generally only carry inventory quantities estimated to meet projected short-term demand. Once product has been delivered to healthcare providers, the risk of material returns is significantly mitigated, and we are able to make a reasonable estimate of future returns at that point. In developing estimates for sales returns, we consider shelf life of the product, expected demand based on market data and publicly available return rates used for other biologic drugs. In addition, we consider the price of the product, the nature of healthcare providers, the ability of healthcare providers to obtain product on a just-in-time basis, the predictability of patient infusion and dosing and the absence of financial incentives that would promote bulk or advance purchasing. For reference, a 10% change to the return allowance percentage as of September 30, 2011 would result in a negligible impact to net product sales for the three and nine months ended September 30, 2011.

•

Rebates. Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates are based in part on third party market research data. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity,

Critical Accounting Policies and the Use of Estimates (continued)

plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment. For reference, a 10% change to the rebate allowance percentage as of September 30, 2011 would result in a $0.1 million impact to net product sales for the three and nine months ended September 30, 2011.

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

•

Co-pay assistance. Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. We accrue a liability for co-pay assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. For reference, a 10% change to the co-pay allowance percentage as of September 30, 2011 would result in a negligible impact to net product sales for the three and nine months ended September 30, 2011.

The following table summarizes the activity of BENLYSTA sales deductions and return amounts recorded in Accrued expenses in our consolidated balance sheet for the three and nine months ended September 30, 2011 (in millions):

	Rebates & Chargebacks	Wholesaler/Distributor Deductions & Co-pay Assistance	Returns	Total
Balance as of January 1, 2011	$—	$—	$—	$—

Reserve for current period sales	(0.5)	(0.2)	(0.1)	(0.8)
Adjustment for prior period sales	—	—	—	—
Credits/payments for prior period sales	—	—	—	—
Credits/payments for current period sales	—	—	—	—

Balance as of June 30, 2011	(0.5)	(0.2)	(0.1)	(0.8)

Reserve for current period sales	(1.6)	(0.6)	(0.3)	(2.5)
Adjustment for prior period sales	(0.1)	—	—	(0.1)
Credits/payments for prior period sales	0.2	0.2	—	0.4
Credits/payments for current period sales	0.1	0.1	—	0.2

Balance as of September 30, 2011	$(1.9)	$(0.5)	$(0.4)	$(2.8)

Because our commercial launch of BENLYSTA began near the end of March 2011, we had no sales deductions and return activity for the three months ended March 31, 2011.

We are not the principal with respect to BENLYSTA sold in the rest of world (“ROW”). Therefore, we do not record product sales with respect to this activity.

Results of Operations

Revenues. Revenues were $34.0 million and $50.8 million for the three months ended September 30, 2011 and 2010, respectively. Revenues were $85.5 million and $136.1 million for the nine months ended September 30, 2011 and 2010, respectively. Revenues for the three months ended September 30, 2011 included $18.8 million in BENLYSTA product sales ($21.3 million in gross sales before sales deductions, returns and allowances), reflecting increasing demand, as well as $12.0 million in raxibacumab product sales and $2.7 million in manufacturing and development services revenue. Revenues for the three months ended September 30, 2010 included $36.1 million recognized from Novartis due to recognition of all remaining unrecognized up-front license fees and milestones as a result of the decision to end further development of ZALBIN, as well as $7.3 million in raxibacumab product sales and $5.7 million from contract manufacturing services. Revenues for the nine months ended September 30, 2011 included $38.9 million in raxibacumab product sales, $26.6 million in BENLYSTA product sales ($30.1 million in gross sales before sales deductions, returns and allowances) and $19.0 million in manufacturing and development services revenue. Revenues for the nine months ended September 30, 2010 included $82.8 million recognized from the Novartis agreement as well as $34.0 million in raxibacumab product sales. No revenue with respect to ZALBIN has been recognized beyond September 30, 2010 due to our 2010 decision to end further development of ZALBIN based on regulatory feedback. BENLYSTA revenue in future periods is expected to increase as BENLYSTA sales progress.

Cost of product sales. Cost of product sales was $12.4 million and $8.4 million for the three months ended September 30, 2011 and 2010, respectively. The increase in cost of product sales for the three month period is primarily related to increased raxibacumab product cost along with raxibacumab and BENLYSTA royalties. Cost of product sales was $34.0 million and $23.5 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cost of product sales from the prior period is primarily related to increased raxibacumab product cost, raxibacumab and BENLYSTA royalties along with expenses related to rejected or terminated production batches. Cost of product sales and gross margins for the three and nine months ended September 30, 2011 reflect the benefit of selling BENLYSTA inventory with a zero cost basis because such inventory was manufactured prior to our capitalization date and charged to research and development expense in the period manufactured. BENLYSTA product sales of $18.8 million and $26.6 million were sold with no related cost of sales, other than royalties and distribution costs, for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011 and December 31, 2010, we had BENLYSTA inventory which cost approximately $101.6 million and $112.8 million, respectively, with no carrying value, and accordingly, we expect our future cost of product sales and our gross margins to benefit from utilization of this inventory to the extent it is used commercially rather than clinically.

Cost of manufacturing and development services. Cost of manufacturing and development services was $5.0 million and $3.3 million for the three months ended September 30, 2011 and 2010, respectively. Cost of manufacturing and development services was $23.3 million and $7.4 million for the nine months ended September 30, 2011 and 2010, respectively. Our manufacturing and development services costs include costs associated with contract manufacturing services and raxibacumab development services costs. Our costs with respect to contract manufacturing services can represent a significant portion of revenues, depending upon production volumes, efficiencies and product mix. During the nine months ended September 30, 2011, we expensed certain quarantined or terminated production batches that were being manufactured for one customer. After briefly suspending production of this product, we resumed production in September 2011, but not at full operating capacity. Until we resume operating at full capacity with respect to this product, it is likely that our manufacturing and development services costs will be higher than our manufacturing and development services revenue.

Expenses. Research and development net expenses were $38.8 million for the three months ended September 30, 2011 compared to $42.5 million for the three months ended September 30, 2010. Research and development net expenses were $156.6 million for the nine months ended September 30, 2011 compared to $151.3 million for the nine months ended September 30, 2010. Our research and development expenses for the three months ended September 30, 2011 and 2010 are net of $3.1 million and $15.3 million, respectively, of costs reimbursed by GSK and Morphotek in 2011 and GSK and Novartis in 2010. Our research and development expenses for the nine months ended September 30, 2011 and 2010 are net of $17.3 million and $50.0 million, respectively, of costs reimbursed by GSK, Morphotek and Novartis in 2011 and GSK and Novartis in 2010.

We track our research and development expenditures by type of cost incurred – research, pharmaceutical sciences, manufacturing and clinical development.

Results of Operations (continued)

Our research costs increased to $7.4 million for the three months ended September 30, 2011 from $5.8 million for the three months ended September 30, 2010. Our research costs increased to $21.2 million for the nine months ended September 30, 2011 from $16.8 million for the nine months ended September 30, 2010. The increase during the three and nine months ended September 30, 2011 is primarily due to increased HGS1036 research and increased new target activity, partially offset by decreased ZALBIN and HGS1029 research activity. Our research costs for the three months ended September 30, 2011 and 2010 are net of $1.0 million and $0.6 million, respectively, of cost reimbursement from GSK and Morphotek in 2011 and GSK and Novartis in 2010 under cost sharing provisions in our collaboration agreements. Our research costs for each of the nine-month periods ended September 30, 2011 and 2010 are net of $2.2 million of cost reimbursement from GSK and Morphotek in 2011 and GSK and Novartis in 2010 under cost sharing provisions in our collaboration agreements.

Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $4.6 million for the three months ended September 30, 2011 from $7.6 million for the three months ended September 30, 2010. Pharmaceutical sciences costs decreased to $15.5 million for the nine months ended September 30, 2011 from $20.6 million for the nine months ended September 30, 2010. The decrease is primarily due to the discontinuation of ZALBIN in 2010, partially offset by an increase in HGS1036 activity. Pharmaceutical sciences costs for the three months ended September 30, 2011 are net of $1.4 million of cost reimbursement primarily from GSK and Morphotek. Pharmaceutical sciences costs for the three months ended September 30, 2010 include $0.6 million in net costs incurred by GSK and Novartis. Pharmaceutical sciences costs for the nine months ended September 30, 2011 are net of $3.6 million of cost reimbursement primarily from GSK and Morphotek. Pharmaceutical sciences costs for the nine months ended September 30, 2010 include $0.9 million in net costs incurred by GSK and Novartis.

Our manufacturing costs decreased to $8.7 million for the three months ended September 30, 2011 from $15.8 million for the three months ended September 30, 2010. Our manufacturing costs decreased to $20.2 million for the nine months ended September 30, 2011 from $66.3 million for the nine months ended September 30, 2010. This decrease is primarily due to the expensing of manufacturing costs incurred to produce BENLYSTA during 2010 prior to the point at which we started to capitalize such costs during the fourth quarter of 2010. Our manufacturing costs for the three months ended September 30, 2011 include $0.9 million of net costs incurred by GSK and Morphotek under cost sharing provisions in our collaboration agreements. Our manufacturing costs for the three months ended September 30, 2010 are net of $11.3 million of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements. Our manufacturing costs for the nine months ended September 30, 2011 and 2010 are net of $2.7 million and $35.2 million, respectively, of cost reimbursement from GSK and Morphotek in 2011 and GSK and Novartis in 2010 under cost sharing provisions in our collaboration agreements.

Our clinical development costs increased to $18.1 million for the three months ended September 30, 2011 from $13.3 million for the three months ended September 30, 2010. Our spending versus the prior year was essentially the same; however there were fewer reimbursable collaboration expenses incurred in the current period versus prior year. Our clinical development costs increased to $99.7 million for the nine months ended September 30, 2011 from $47.7 million for the nine months ended September 30, 2010. The increase is primarily due to the payment of a $50.0 million upfront license fee to FivePrime which was expensed during the nine months ended September 30, 2011 and lower collaboration reimbursements versus the prior year. Our clinical development expenses for the three months ended September 30, 2011 and 2010 are net of $1.6 million and $3.9 million, respectively, of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements. Our clinical development expenses for the nine months ended September 30, 2011 and 2010 are net of $8.8 million and $13.5 million, respectively, of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements.

Selling, general and administrative expenses increased to $42.1 million for the three months ended September 30, 2011 from $26.4 million for the three months ended September 30, 2010. Selling, general and administrative expenses increased to $116.7 million for the nine months ended September 30, 2011 from $68.5 million for the nine months ended September 30, 2010. This increase is primarily due to increased commercial activities, such as marketing programs and materials, and the hiring in late 2010 of additional personnel, including our sales force.

Results of Operations (continued)

Commercial collaboration expenses of $11.8 million and $17.0 million for the three and nine months ended September 30, 2011 include GSK’s share of the collaboration profit with respect to BENLYSTA in the United States. It also includes our share of the ROW collaboration expense incurred by GSK. In the period when ROW results become profitable, we will begin to reflect the ROW results as commercial collaboration income.

Facility-related exit credits of $1.7 million for the nine months ended September 30, 2011 relate to the reversal of our remaining exit reserve for certain exited space. During the nine months ended September 30, 2011, we decided to use this remaining exited space and therefore reversed the remaining reserve. See Note 8, Facility-Related Exit Credits, of the Notes to the Consolidated Financial Statements for additional discussion.

Investment income decreased to $2.8 million for the three months ended September 30, 2011 from $3.8 million for the three months ended September 30, 2010. Investment income decreased to $9.0 million for the nine months ended September 30, 2011 from $13.5 million for the nine months ended September 30, 2010. The decrease in investment income for the three and nine months ended September 30, 2011 was primarily due to lower average investment balances.

Interest expense decreased to $14.8 million for the three months ended September 30, 2011 compared to $14.9 million for the three months ended September 30, 2010. Interest expense increased to $45.6 million for the nine months ended September 30, 2011 compared to $44.4 million for the nine month ended September 30, 2010. Interest expense includes non-cash interest expense related to amortization of debt discount and $0.8 million of non-cash interest expense related to early exchange offers accepted by certain note holders of our 2 1/4% Convertible Subordinated Notes due 2011.

We had other expense of $0.4 million for the three months ended September 30, 2011 compared to other income of $0.1 million for the three months ended September 30, 2010. Other expense increased to $3.1 million for the nine months ended September 30, 2011 compared to $0.1 million for the nine months ended September 30, 2010. The increase in other expense for the nine months ended September 30, 2011 consisted primarily of a charge for the other-than-temporary impairment of our investment in Aegera Therapeutics, Inc. in March 2011. See Note 4, Collaborations and Other Agreements, of the Notes to the Consolidated Financial Statements for additional discussion.

Net Income (Loss). We recorded a net loss of $88.4 million, or $0.45 per basic and diluted share, for the three months ended September 30, 2011 compared to a net loss of $40.9 million, or $0.22 per basic and diluted share, for the three months ended September 30, 2010. The increase in the net loss for the three months ended September 30, 2011 is primarily due to lower revenue recognized in 2011 from research and development collaborative agreements, higher selling, general and administrative expenses and BENLYSTA commercial collaboration expense, partially offset by BENLYSTA revenue during the period. We recorded a net loss of $300.1 million, or $1.56 per basic and diluted share, for the nine months ended September 30, 2011 compared to a net loss of $145.6 million, or $0.78 per basic and diluted share, for the nine months ended September 30, 2010. The increased net loss for the nine months ended September 30, 2011 is primarily due to the $50.0 million, or $0.26 per basic and diluted share, upfront license fee paid to FivePrime, lower revenue recognized in 2011 from research and development collaborative agreements, and increased selling, general and administrative expenses as we launched BENLYSTA, partially offset by BENLYSTA revenue in 2011.

Liquidity and Capital Resources

We had working capital of $271.5 million and $250.2 million as of September 30, 2011 and December 31, 2010, respectively. The increase in our working capital for the nine months ended September 30, 2011 is primarily due to the reclassification of marketable securities from non-current to current as we may use them in operations in the next 12 months and the early conversion of $116.6 million aggregate principal (net of an unamortized discount of $1.2 million) of our 2 1/4% Convertible Subordinated Notes due 2011, partially offset by the use of working capital to fund our operations, the classification of $206.8 million of our 2 1/4% Convertible Subordinated Notes due 2012 as a current liability as of September 30, 2011 compared to non-current as of December 31, 2010 and the $50.0 million upfront license fee paid to FivePrime.

We received FDA approval for BENLYSTA and began recognizing revenue from U.S. commercial sales of the product in March 2011. In addition to our commercial sales of BENLYSTA, the USG agreed in 2009 to purchase 45,000 additional doses of raxibacumab for the SNS. We expect to receive a total of approximately $142.0 million from this order as deliveries are completed, $103.8 million of which was recognized as revenue through September 30, 2011. Shipments are to be delivered over a three-year period ending in 2012. We may also receive payments under collaboration agreements, to the extent milestones are met, which would further improve our working capital position.

We plan to manage our expenses at a level appropriate for our current and expected available resources. However, the amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources.

We are incurring significant sales and marketing costs as we develop the market for BENLYSTA in the U.S. and Europe with our strategic partner, GSK. In addition, we expect to continue to incur substantial expenses related to our research and development efforts. We have several ongoing Phase 1 and Phase 2 trials and expect to initiate additional trials in the future, including post-marketing trials required by the FDA in connection with the approval of BENLYSTA. The duration and cost of our clinical trials are a function of numerous factors such as the type, complexity, novelty and intended use of the drug candidate, the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial.

Our clinical development expenses are dependent on the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of those clinical projects for which we incur clinical development expenses on our consolidated statements of operations is as follows:

		Clinical Trial Status as of September 30, (2)
Product Candidate (1)	Indication	2011	2010

BENLYSTA	Systemic Lupus Erythematous	(3)	Phase 3
BENLYSTA	Rheumatoid Arthritis	(4)	(4)
Raxibacumab	Anthrax	(5)	(5)
HGS1029	Cancer	Phase 1	Phase 1
Mapatumumab(6)	Cancer	Phase 2	Phase 2
HGS1036(7)	Cancer	(7)	—

(1)	Includes only those candidates for which an Investigational New Drug Application (“IND”) has been filed with the FDA and for which initial dosing of patients has occurred.
(2)	Clinical Trial Status defined as when patients are being dosed.
(3)	Product approved in U.S. and Europe; Phase 4 studies in planning stage.
(4)	Phase 2 trial completed; treatment IND ongoing.
(5)	BLA filed in 2009; Complete Response Letter received from FDA; additional work ongoing.
(6)	Formerly HGS-ETR1.
(7)	Formerly FP-1039. Phase 1 trial initiated by FivePrime.

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

Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement with GSK in 2006 with respect to BENLYSTA. We and GSK share Phase 3 and 4 development costs, and share sales and marketing expenses and profits of any product that is commercialized in accordance with the collaboration agreement. During the three and nine months ended September 30, 2011, we recorded approximately $2.4 million and $14.3 million, respectively, due from GSK with respect to our cost sharing agreements as a reduction of research and development expenses.

We have collaborators who have sole responsibility for product development. For example, GSK is developing other products under separate agreements as part of our overall relationship with them. We have no control over the progress of GSK’s development plans. We cannot forecast with any degree of certainty whether any of our current or future collaborations will affect our drug development. To the extent milestones are met under existing collaboration agreements or we enter into additional collaborations with respect to our product candidates, we may receive additional payments and/or upfront fees, which would improve our liquidity.

Our future capital requirements and the adequacy of our available funds will depend on many factors, primarily including the level of BENLYSTA revenue, the scope and costs of our clinical development programs, the scope and costs of our manufacturing and process development activities, the magnitude of our discovery and preclinical development programs and the level of our commercial activities.

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

We believe that our existing cash and investments, revenue generated from BENLYSTA sales, payments received under the raxibacumab contract and other agreements and investment income will be sufficient to fund our operations for at least the next 12 months. However, in the event our 2 1/4% Convertible Subordinated Notes due 2012 are repaid in cash rather than converted to common stock in August 2012, our existing funds and anticipated cash flows would be adversely affected. We continuously evaluate opportunities to refinance our existing debt or raise additional funds, and depending on market conditions we may choose to seek alternative sources of funding such as debt or equity offerings in order to strengthen our financial position. There can be no assurance that any such financing required in the future will be available on acceptable terms, if at all.

Liquidity and Capital Resources (continued)

To minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. However, all of our investments are classified as available-for-sale as we may determine that market or business conditions may lead us to sell a security prior to maturity.

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

We have certain contractual obligations that may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources. Approximately $78.0 million principal amount of our 2 1/4% Convertible Subordinated Notes due in 2011 was remaining on the consolidated balance sheet as of September 30, 2011. These notes were repaid in cash in October 2011. Our operating leases, along with our unconditional purchase obligations, are not recorded on our consolidated balance sheets. Debt associated with the 2006 sale of our large-scale manufacturing facility to BioMed and accompanying leaseback is recorded on our consolidated balance sheets as of September 30, 2011 and December 31, 2010. We have an option to purchase the Traville facility in 2016 for $303.0 million.

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

Rent is based upon MEDCO’s debt service obligations, which contain a variable rate component. Assuming no significant changes in the current interest rate environment, our rent for 2011 is estimated to be approximately $1.0 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2011. We are currently required to have restricted investments of approximately $34.3 million which serve as security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option through the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $35.0 million in 2011 to approximately $21.0 million in 2019. We are currently negotiating with a lender to extend and replace the expiring letters of credit and expect to finalize the transaction prior to the expiration of the current letters of credit.

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

Some important factors that could cause the Company’s actual results to differ from the Company’s expectations in any forward-looking statement include:

•	our lack of commercial experience and dependence on the sales growth of BENLYSTA;

•	any failure to commercialize BENLYSTA successfully;

•

the occurrence of adverse safety events with our products, resulting in product recalls, reduced sales, withdrawals, regulatory action on the part of the FDA or the termination of clinical trials for products in development;

•	changes in the availability of reimbursement for BENLYSTA;

•

the inherent uncertainty of the timing, success of, and expense associated with, research, development, regulatory approval and commercialization of our pipeline products and new indications for existing products;

•	substantial competition in our industry, including from branded and generic products;

•	the highly regulated nature of our business;

•	uncertainty regarding our intellectual property rights and those of others;

•	the ability to manufacture at appropriate scale, and in compliance with regulatory requirements, to meet market demand for our product;

•	our substantial indebtedness and lease obligations;

•	our dependence on collaborations over which we may not always have full control;

•	foreign exchange rate valuations and fluctuations;

•	the impact of our acquisitions and strategic transactions;

•	changes in the health care industry in the U.S. and other countries, including government laws and regulations relating to sales and promotion, reimbursement and pricing generally;

•	significant litigation adverse to the Company, including product liability and patent infringement claims;

•	our ability to attract and retain key personnel; and

•	increased scrutiny of the health care industry by government agencies and state attorneys general resulting in investigations and prosecutions.

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

We do not currently have operations of a material nature that are subject to risks of foreign currency fluctuations. We do not use derivative financial instruments in our operations or investment portfolio. Our investment portfolio may be comprised of low-risk U.S. Treasuries, government-sponsored enterprise securities, high-grade debt having at least an “A-” rating at time of purchase and various money market instruments. The short-term nature of these securities, which currently have an average term of approximately 16 months, decreases the risk of a material loss caused by a market change related to interest rates.

We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, marketable securities and restricted investments by approximately $8.1 million, or approximately 1.30% of the aggregate fair value of approximately $619.7 million, as of September 30, 2011. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of September 30, 2011. We believe that any interest rate change related to our investment securities held as of September 30, 2011 is not material to our consolidated financial statements. As of September 30, 2011, the yield on comparable one-year investments was approximately 0.1%, as compared to our current portfolio yield of approximately 1.8%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

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

Our facility leases for our Traville headquarters and large-scale manufacturing require us to maintain minimum levels of restricted investments of approximately $39.8 million, or $39.5 million if in the form of cash, as collateral for these facilities. Together with the requirement to maintain approximately $34.3 million in restricted investments with respect to our small-scale manufacturing facility leases, our overall level of restricted investments is currently required to be approximately $74.1 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment.

Our convertible subordinated notes bear interest at fixed rates. As a result, our interest expense on these notes is not affected by changes in interest rates.

During 2010 we formed several wholly-owned European subsidiaries in preparation for commercial activity in that region. The activity in these subsidiaries is increasing; however we still do not believe we have material exposure to foreign currency fluctuation risks at this time. Another wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) sponsors some of our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks with respect to HGS Pacific.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2011, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMMERCIAL RISKS

Our near-term prospects are highly dependent on the success of BENLYSTA®, our first FDA-approved product. To the extent we fail to successfully commercialize BENLYSTA, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.

BENLYSTA is our first U.S. Food and Drug Administration (“FDA”)-approved product. On March 9, 2011, the FDA approved BENLYSTA for the treatment of adult patients with active, autoantibody-positive systemic lupus erythematosus (“active SLE”). We believe that BENLYSTA product sales will constitute all or most of our total revenue over the next several years.

The degree of market acceptance and commercial success of BENLYSTA and our ability to generate and increase revenues will depend on a number of factors, including the following:

•	the number of patients with systemic lupus erythematosus who are diagnosed with the disease, and those that may be treated with BENLYSTA;

•

the safety and efficacy of BENLYSTA, our ability to provide acceptable evidence of safety and efficacy, and the perceptions in the medical community, by regulatory agencies and among insurers and other payers of BENLYSTA’s safety and efficacy, in each case, on both a short and long-term basis;

•

BENLYSTA’s perceived advantages over alternative treatment methods (including relative convenience and ease of administration and prevalence and severity of any adverse events, including any unexpected adverse events of which we become aware);

•	the claims, limitations, warnings and other information in BENLYSTA’s labeling;

•	our establishment of an effective sales force and the ability of our sales, marketing and other representatives to accurately describe BENLYSTA consistent with its approved labeling;

•	BENLYSTA’s price and perceived cost-effectiveness;

•	the ability of patients and physicians and other providers to obtain and maintain sufficient coverage and reimbursement by third-party payers, including government payers;

•	the receipt and maintenance of marketing approvals from the United States and foreign regulatory authorities;

•	the growth of commercial sales in the United States and other countries;

•	in the United States, the ability of group purchasing organizations, or GPOs (including distributors and other network providers), to sell BENLYSTA to their constituencies;

•	the establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers, and our ability to meet commercial demand for BENLYSTA; and

•	the effectiveness of our partnership with GlaxoSmithKline (“GSK”) in successfully obtaining foreign regulatory approvals and in marketing and selling BENLYSTA in both the U.S. and abroad.

Although our market research data suggests that there are approximately 200,000 patients in the U.S. who have been diagnosed with moderate-to-severe systemic lupus who may benefit most from BENLYSTA, we cannot predict the extent to which BENLYSTA will be utilized by these patients or other patients in the rest of the world or whether physicians, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize BENLYSTA. The potential population of patients eligible for treatment with BENLYSTA may be reduced based on the limitations for use included in the approved Package Insert, including that BENLYSTA is not approved for use in patients with severe active lupus nephritis, severe active central nervous system lupus or those taking intravenous cyclophosphamide or other biologics. Our efforts to educate the medical community and third-party payers regarding the benefits of BENLYSTA will require significant resources and may not be successful in achieving our objectives. If BENLYSTA does not achieve broad market acceptance, the revenues we generate from sales will be limited and our business may not be profitable.

Data generated or analyzed with respect to BENLYSTA in clinical trials or otherwise, including with respect to adverse safety events, may result in decreased demand and lower sales or product recall, withdrawal or regulatory action.

The approval of BENLYSTA by the FDA followed completion of the Phase 3 development program for belimumab which included two double-blind, placebo-controlled, multi-center Phase 3 superiority trials-BLISS-52 and BLISS-76. BLISS-52 randomized and treated 865 patients at 90 clinical sites in 13 countries, primarily in Asia, South America and Eastern Europe. BLISS-76 randomized and treated 819 patients at 136 clinical sites in 19 countries, primarily in North America and Europe. In each of the two Phase 3 trials, patients were randomized to one of three treatment groups: 10 mg/kg belimumab plus standard of care, 1 mg/kg belimumab plus standard of care, or placebo plus standard of care,. BENLYSTA met its primary efficacy endpoint at Week 52 in both BLISS-52 (both doses) and BLISS-76 (10 mg dose only). At Week 76 in the BLISS-76 study, BENLYSTA plus standard of care showed higher response rates compared with standard of care alone, but this secondary endpoint did not reach statistical significance for either dose.

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

In July 2011, we received marketing approval for BENLYSTA in both the European Union and in Canada. Regulatory applications have also been submitted and are currently under consideration in a number of other countries. Despite approval by the FDA and certain other jurisdictions, we cannot offer any assurances or predict with any certainty that other regulatory authorities will grant marketing approval for BENLYSTA, or the expected timeframe of such approvals. Furthermore, as was the case with FDA approval, other regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of BENLYSTA. Regulatory authorities may condition BENLYSTA marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy, in either particular patient populations or general patient populations or both. The results of these studies, the discovery of previously unknown issues involving safety or efficacy or the failure to comply with post-approval regulatory requirements, including requirements with respect to manufacturing practices, reporting of adverse effects, advertising, promotion and marketing, may result in restrictions on the marketing of BENLYSTA or the withdrawal of BENLYSTA from the market.

If we are unable to obtain approval for expansion of the labeled uses for BENLYSTA, we may not be able to recognize the value of the product in other indications.

BENLYSTA is a human monoclonal antibody that recognizes and inhibits the biological activity of B-lymphocyte stimulator, or BLyS, and was developed as a treatment for systemic lupus erythematosus. In March 2011, the FDA approved BENLYSTA for the treatment of active SLE. We and our partner intend to conduct new clinical trials for additional approved, or labeled, uses of BENLYSTA, such as vasculitis and other autoimmune indications and seek expansion of the labeled uses in the U.S. and in other countries. We and our partner also intend to conduct additional clinical trials for alternative delivery mechanisms. If we are not able to obtain approval for label expansion or alternative delivery mechanisms, we will have incurred significant clinical trial costs without corresponding benefits, our stock price may suffer and our business and financial condition could be materially and adversely affected.

We may be unable to maintain or to expand our commercial manufacturing capability and may be unable to obtain required quantities of our products for commercial use.

Except for raxibacumab and quantities of BENLYSTA manufactured to build our commercial supply inventory of BENLYSTA in support of commercialization, we have limited experience in manufacturing materials suitable for commercial use. The FDA and equivalent foreign regulatory organizations must determine that our facilities comply with cGMP requirements for commercial production to license them for a particular product. Although the FDA has licensed our facility for the manufacture of BENLYSTA, the FDA will routinely re-inspect our facilities for such compliance. We may not successfully establish sufficient manufacturing capabilities or manufacture our products economically or in continuing compliance with cGMPs and other regulatory requirements. For example, we believe that we have sufficient manufacturing capacity to supply commercial quantities of BENLYSTA for the first two or three years following launch. In 2010, we entered into a manufacturing agreement with Lonza Sales AG pursuant to which Lonza will manufacture additional commercial quantities of BENLYSTA. However, this additional manufacturing capacity may not be available for 12 months or longer, if ever, due, in part, to the time required to obtain regulatory approvals for the manufacture of BENLYSTA in Lonza’s facility. If Lonza’s facility fails to obtain regulatory approval in a timely manner or at all, we may not be able to build or procure additional capacity in the required timeframe to meet commercial demand, and our revenues may accordingly be limited from BENLYSTA. Our revenues from BENLYSTA also will be limited if the demand for BENLYSTA exceeds our capacity to supply BENLYSTA to patients.

BENLYSTA is solely produced at our large-scale manufacturing facility in Rockville, Maryland and raxibacumab is solely produced at our small-scale manufacturing facility, which is also in Rockville, Maryland. We currently depend on single source vendors for certain components used in BENLYSTA and raxibacumab. Furthermore, the filling, finishing and packaging for both BENLYSTA and raxibacumab are solely performed by a single third party manufacturer. We cannot guarantee that one or more of these plants or vendors will not encounter problems, including but not limited to loss of power, equipment failure, component defects or viral or microbial contamination, which could adversely affect our ability to deliver adequate supply of one or more of these products to patients or customers.

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

Although we have priced BENLYSTA for the U.S. and certain other markets, we can provide no assurance as to the price that may be able to be set for BENLYSTA in other markets upon foreign approvals. In the U.S. market we have priced BENLYSTA at $443.18 for a 120 mg vial and $1,477.26 for a 400 mg vial. Thus, the average price for an annual course of treatment in the U.S. (based on a patient weight of 161 pounds) would be approximately $35,000. U.S. sales of BENLYSTA are subject to various rebates, chargebacks and other deductions, which will affect the revenue recognized from these sales. In Germany, the average price for an annual course of treatment (based on the same patient weight) would be approximately €23,000 (or approximately US $31,900). The net price of BENLYSTA in Germany, however, will be approximately €14,700 (or approximately US $20,400) due to distribution and other costs and a required 16% rebate applicable to all pharmaceutical products. In Spain, the average price for an annual course of treatment (based on the same patient weight) would be approximately €12,200 (or approximately US $17,000). The prices quoted above reflect an exchange rate of 1.39 dollars per euro. The price of BENLYSTA in other countries is and may be significantly lower than these prices. In addition, the prices for our products may be affected by various factors that could adversely affect our sales and profit margins, including economic analyses of the burden of the applicable disease, the perceived value of the product and third party reimbursement policies.

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

Reimbursement policies or changes in health care systems and payer policies may result in a decline in our potential sales and a reduction in our expected revenue from our potential products.

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

In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement and access to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. Third-party payers may limit access to pharmaceutical products through the use of prior authorizations and step therapy. Any reimbursement granted may not be maintained or limits on reimbursement available from third parties may reduce the demand for or negatively affect the price and profitability of those products. Payers may pursue aggressive cost cutting initiatives such as comparing the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement. For example, draft guidance issued in September 2011 by the United Kingdom (“UK”) National Institute for Health and

Clinical Excellence (“NICE”) does not recommend BENLYSTA for patients with active SLE in England and Wales because NICE does not consider it to be a cost-effective use of National Health Service resources. Policies that decrease reimbursement would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to successfully commercialize our products and product candidates and the demand for our products depend, in part, on the extent to which reimbursement and access is available from such third-party payers.

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

Under Medicare Part B, reimbursement for BENLYSTA will currently be computed based on manufacturer’s Average Sales Price (“ASP”). The Patient Protection and Affordable Care Act (“PPACA”) made changes to the statutory definition of ASP and CMS is in the process of interpreting and implementing those changes, which could result in lower payments for physician-administered drugs. If government and other third-party payers do not provide adequate coverage and reimbursement levels for BENLYSTA, its market acceptance and our revenue may be materially adversely affected.

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

We have entered into a two-phase contract to supply raxibacumab to the U.S. Government, which may be terminated by the U.S. Government at any time. Under the first phase of the contract, we supplied ten grams of raxibacumab to the HHS for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of raxibacumab for the U.S. Strategic National Stockpile (“SNS”) for use in the treatment of anthrax disease. We completed delivery of these doses and the U.S. Government accepted our deliveries. In July 2009, the U.S. Government agreed to purchase 45,000 additional doses. As of

September 30, 2011, we have delivered approximately 33,000 doses of this second order. We, therefore, have future deliveries to make and ongoing obligations under the contract, including the obligation to seek FDA approval.

In November 2009, we received a Complete Response Letter from the FDA related to our Biologics License Application (“BLA”) for raxibacumab. In this letter, the FDA determined that it would not approve our BLA for raxibacumab in its present form and requested additional studies and data. Although the government has accepted shipment of raxibacumab subsequent to the receipt of the FDA’s Complete Response Letter, we cannot assure you that the government will continue to accept future shipments or place additional orders.

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

Key factors affecting the success of any approved product include its efficacy, safety profile, drug interactions, method and frequency of administration, pricing, reimbursement and level of promotional activity relative to those of competing products. Existing and any future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. The introduction of more efficacious, safer, cheaper, or more convenient alternatives to our products could reduce our revenues and the value of our product development efforts.

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

The United States has enacted legislation establishing a regulatory pathway for follow-on biologics, also known as biosimilars. This and similar regulatory and legislative activity in other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to BENLYSTA and raxibacumab which might affect the profitability or commercial viability of our products. An accelerated route to market for generic versions of small molecule drugs was established in the United States with the passage of the Hatch-Waxman Amendments in 1984, which also provides five years of exclusivity for small molecule drugs with additional exclusivity under certain circumstances. The passage of the Biologics Price Competition and Innovation Act (“BPCIA”) in March 2010 established a similar pathway for FDA approval of a follow-on biologic that provides 12 years of exclusivity for the original biologic and an additional six month exclusivity period if certain pediatric studies are conducted. The FDA is expected to release regulations to implement this legislation later this year, which may or may not be favorable to HGS. Moreover, additional legislation could adversely affect the period of exclusivity for an original biologic. For example, the Obama Administration has proposed reducing the period of exclusivity to seven years and prohibiting additional exclusivity periods for a given biologic product. The European Medicines Agency has issued guidelines for approving products through an abbreviated pathway under which more than ten biosimilars have been approved. European legislation provides ten years of exclusivity for original drugs, including biologics, and an additional one year of exclusivity for obtaining marketing approval for certain additional indications. If a generic or biosimilar version of one of our products were approved, it could have a material adverse effect on the sales and gross profits of the product and adversely affect our business and operating results.

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

We have limited experience in developing and commercializing products, and we may be unsuccessful in our efforts to develop other products or new indications for BENLYSTA that will be commercially successful.

Although we are or will be conducting human studies with respect to a number of products, including potential new indications for BENLYSTA, we may not be successful in developing or commercializing any of these products or indications. We will continue to incur substantial expenditures relating to research, development, clinical studies and manufacturing efforts relating to these products, for new products and for new indications for BENLYSTA. Our ability to develop and commercialize products based on proteins, antibodies and small molecules will depend on our abilities to:

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

We may not be successful in developing any new products or developing BENLYSTA for new indications or obtaining required regulatory approvals. Even if regulatory approval is obtained for the commercial sale of a product or a new indication for BENLYSTA, it could take considerable time following approval, if ever, before we are likely to receive continuing revenue from product sales or substantial royalty payments.

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

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different products or may delay or halt the development of various products, as we did with ZALBINTM in 2010. In addition, as a result of changes in our strategy, we may also change or refocus our existing drug discovery, development, commercialization and manufacturing activities. This could require changes in our facilities and personnel and the restructuring of various financial arrangements. We cannot assure you that any product development changes that we implement will be successful.

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

As part of our strategy, we intend to continue to evaluate strategic partnership opportunities. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Our current agreements that grant us access to such technology may expire and may not be renewable or could be terminated if we or our partners do not meet our obligations. In addition, our partners may provide certain services for us, such as distribution services. These agreements are subject to differing interpretations and we and our partners may not agree on the appropriate interpretation of specific requirements. Our partners, among other things, may prove difficult to work with, less skilled than we originally expected or unable to satisfy their financial and other commitments to us. Past collaborative successes are no assurance of potential future success.

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

Failure to comply with applicable legislation such as the U.S. Foreign Corrupt Practices Act and the recently enacted UK Bribery Act and other similar foreign laws could expose us and senior management to civil and criminal penalties, potential debarment from public procurement, and reputational damage, all of which could materially and adversely affect our business. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants, contractors, or other agents are or will be in compliance with all applicable U.S. or foreign laws.

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

Foreign Regulatory Approvals. We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be rigorous, costly and uncertain. In July 2011, we received marketing approval for BENLYSTA in both the European Union and in Canada. Regulatory applications have also been submitted and are currently under consideration in a number of other foreign countries. Foreign regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of the product.

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

INTELLECTUAL PROPERTY RISKS

If our patents expire or are successfully challenged, our patent applications do not result in issued patents or if patent laws or the interpretation of patent laws change, our competitors may be able to obtain rights to and commercialize our discoveries or competing products.

We rely on patents to protect against exploitation of our discoveries by our competitors. For example, we and our collaborator GSK have patents and patent applications directed to compounds targeting BLyS, including BENLYSTA, in the United States and other countries. These patents and patent applications cover BENLYSTA as well as various methods of using the product. The principal patents covering BENLYSTA generally expire between 2016 and 2023 in the United States and between 2016 and 2021 in the rest of the world, subject to any available patent term extensions and supplemental protection certificates that may be obtained. We also have patents and a patent application in the United States covering raxibacumab as well as various methods of treatment using the product. The U.S. patents covering raxibacumab expire between 2023 and 2026, subject to any available patent term extensions that may be obtained. Some of the U.S. patents covering some of our products in development begin to expire in 2016. The expiration of or any successful challenges to our patents or patent applications could allow other companies to commercialize products similar or identical to our products sooner than otherwise, which could lead to reduced revenues, reduced margins, reduced levels of profitability, and loss of market share for our products, adversely affecting our business and operating results.

Our pending patent applications, including those covering full-length genes and their corresponding proteins and antibodies, may not result in the issuance of any additional patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be subject to challenge if they do issue. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets outside the United States, such as Europe and Japan. For example, in March 2010, a U.S. district court decision involving Myriad Genetics expressed concerns regarding the patentability of isolated human genes and gene-based diagnostic methods. In July 2011, the Court of Appeals for the Federal Circuit issued its opinion in the Myriad Genetics case, upholding the patentability of isolated human genes, but finding that diagnostic method claims reciting merely “comparison” steps were unpatentable subject matter. This case may be further appealed to the Supreme Court. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of litigation and administrative proceedings relating to the scope of protection of our patents and those of others in the United States and the rest of the world.

In addition, the “Leahy-Smith America Invents Act,” was recently signed into law in the United States. Among other provisions, this law implements a “first inventor to file” system and provides opportunities for third parties to challenge issued patents and submit evidence to be considered by the Patent Office prior to the issuance of a patent. These changes could affect our ability to obtain patents on our inventions and provide additional opportunities for others to challenge our patents. These and other changes in, or different interpretations of, patent laws in the United States and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products or prevent us from using or commercializing our discoveries and products.

HGS has brought three cases against Genentech, Inc. and City of Hope that are now pending before the United States District Court for the Central District of California alleging that U.S. Patent Nos. 6,331,415 (the “Cabilly II Patent”) and 7,923,221 (the “Cabilly III Patent”), related to the field of antibody production and manufacture are invalid, unenforceable, and not infringed by the manufacture, use, importation, offer for sale and sale of BENLYSTA and that Genentech violated numerous antitrust and unfair competition laws in obtaining and enforcing the Cabilly II patent. In response, Genentech and City of Hope allege, among other things, that the manufacture, offer for sale and sale of BENLYSTA infringes one or more claims of the Cabilly II and Cabilly III patents. On September 19, 2011 the Court heard arguments on a number of outstanding motions and on September 22, 2011, entered an order staying the antitrust and unfair competition suit and the Cabilly III infringement suit. On October 3, 2011, Genentech and City of Hope moved to dismiss HGS’s inequitable conduct and unclean hands counterclaims and defenses. This motion to dismiss is currently pending.

Additionally, we have been and are currently involved in a number of interference proceedings brought by the United States Patent and Trademark Office (“PTO”) and may be involved in additional interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S.

We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings, and may be involved in other such proceedings in the future. For example, we are involved in European (“EP”) opposition proceedings filed by Teva regarding one of HGS’ issued EP patents covering BENLYSTA. We are also involved in EP opposition proceedings regarding an issued patent of Biogen Idec that HGS and GSK have licensed. In this opposition, the European Patent Office (“EPO”) found Biogen Idec’s claims to a method of treating autoimmune diseases using an antibody to BLyS (such as BENLYSTA), to be valid. Merck Serono SA has appealed this decision to an EPO Technical Board of Appeal. A hearing is expected in 2012. On September 30, 2011, Eli Lilly and Company filed a revocation proceeding in the UK against Biogen Idec Inc. with respect to the same Biogen Idec EP patent that is on appeal at the EPO; Eli Lilly has also threatened to file a parallel revocation proceeding in Ireland.

We are also involved in another revocation proceeding in the UK brought by Eli Lilly and Company with respect to our EP patent related to BLyS compositions, including antibodies. In 2008, the UK High Court ruled that this patent was invalid in the UK. Eli Lilly had also challenged this patent at the EPO, and in late 2009, an EPO Technical Board of Appeal held that the patent was valid. Nevertheless, in early 2010, the UK Court of Appeal disagreed with the EPO and upheld the UK High Court’s invalidation of the EP patent in the UK. The UK Supreme Court granted HGS permission to appeal this decision and heard the appeal the week of July 18, 2011. A decision is expected later this year.

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

Our trademark applications may not be sufficient to meet the statutory requirements for registration in all cases or may be subject to challenge if they are registered. Other parties may seek to cancel or revoke our trademarks and/or restrict the use of our trademarks through litigation or administrative proceedings in both the United States and in the rest of the world. We cannot assure you that we will be successful in any such proceedings. Moreover, any such litigation or proceeding may require us to modify our trademarks or rebrand our products to avoid infringing the trademark rights of third parties. This may be time-consuming and could adversely affect our revenue.

FINANCIAL AND MARKET RISKS

Because of our substantial indebtedness and lease obligations, we may be unable to adjust our strategy to meet changing conditions in the future.

As of September 30, 2011, we had convertible subordinated debt of $272.8 million ($285.1 million on a face value basis) and a long-term lease financing for our large-scale manufacturing facility of $251.7 million. During the nine months ended September 30, 2011 we made cash interest payments on our convertible subordinated debt of $6.9 million. During the nine months ended September 30, 2011 we made cash payments on our long-term lease financing of $18.7 million. In addition, we have operating leases, primarily our long-term operating lease for our headquarters, for which we made cash payments of $15.2 million during the nine months ended September 30, 2011. Our substantial debt and long-term lease obligations will have several important consequences for our future operations. For instance:

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

We may not have adequate financial resources available to repay our Convertible Subordinated Notes due 2012 (“2012 Notes”) at maturity.

As of September 30, 2011, we had $285.1 million in face value of convertible subordinated debt outstanding. Approximately $78.3 million aggregate principal amount of our remaining outstanding Convertible Subordinated Notes due 2011 matured and was repaid in cash in October 2011. The 2012 Notes are convertible into our common stock at a conversion price of approximately $17.78 per share in August 2012. Our recent stock price has been below the conversion price. If that were to remain the case through maturity, we would be required to pay the notes in cash upon maturity. At this time we believe we will have sufficient unrestricted cash to repay these notes upon maturity. However, because there are other potential uses for these funds and it may be one or more years, if ever, before we are likely to generate significant positive cash flow from operations, we may not have enough cash, cash equivalents and marketable securities available to repay our debt upon maturity.

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

Our marketable securities and restricted investments are subject to certain risks that could materially adversely affect our overall financial position.

We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, the capital and credit markets have experienced extreme volatility and disruption. Over the past several years, the volatility and disruption reached unprecedented levels. We maintain a significant portfolio of investments in marketable debt securities and restricted investments, which are recorded at fair value. Certain of these transactions expose us to credit risk in the event of default by the issuer. To seek to minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. In recent years, certain financial instruments, including some of the securities in which we have invested, have sustained downgrades in credit ratings and some high quality marketable securities have suffered illiquidity or events of default. Deterioration in the credit market may have an adverse effect on the fair value of our investment portfolio. Should any of our marketable securities or restricted investments lose significant value or have their liquidity impaired, it could materially and adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing may not be available on commercially attractive terms, or at all.

Fluctuations in foreign exchange rates could adversely affect our results of operations, financial position and cash flows.

Our European subsidiaries’ operations may be subject to volatility in foreign exchange rates as those operations expand in the future. The profit split we earn from GSK from ex-U.S. BENLYSTA sales and our share of GSK’s ex-U.S. collaboration expenses are subject to foreign currency fluctuations. As the ex-U.S. BENLYSTA profit split and expenses increase, our foreign currency exposure may become more material and could adversely affect our business, results of operations, financial condition or cash flows.

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

Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. During the preceding 12 months, the closing price of our common stock has been as low as $11.49 per share and as high as $29.79 per share. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than you expected.

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

Sales of substantial amounts of shares of our common stock or securities convertible into or exchangeable for our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and may continue to use our common stock or securities convertible into or exchangeable for our common stock to acquire technology, product rights or businesses, or for other purposes. Our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2011, we had 198,664,617 shares of common stock outstanding. In addition, an aggregate of approximately 11,624,827 shares of our common stock are issuable upon conversion of our outstanding 2012 Notes at an applicable conversion price of $17.78 per share; 25,938,193 shares of our common stock are issuable upon the exercise of options outstanding as of September 30, 2011, having a weighted-average exercise price of $16.40 per share, including 4,317,115 stock options granted during the nine months ended September 30, 2011 with a weighted-average grant date fair value of $14.45 per share; and 376,809 shares of our common stock are issuable upon the vesting of restricted stock unit awards outstanding as of September 30, 2011. If we issue additional equity securities, including in exchange for our outstanding convertible debt or in connection with the exercise or vesting of equity awards, the price of our common stock may be materially and adversely affected and the holdings of our existing stockholders would be diluted.

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

Dated: October 28, 2011

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