Form 10-K
period 2011-12-31
HUMAN GENOME SCIENCES INC
filed 2012-02-28
CIK 901219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on January 31, 2012 was 198,981,706. As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $3,085,756,649.*

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Human Genome Sciences, Inc.’s definitive proxy statement for the 2012 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report.

*	Excludes 64,914,447 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at June 30, 2011. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

ITEM 1.	BUSINESS

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

BENLYSTA was approved on March 9, 2011 by the U.S. Food and Drug Administration (“FDA”) for the treatment of adult patients with active, autoantibody-positive SLE who are receiving standard therapy. We launched BENLYSTA shortly thereafter and recognized revenue from our first BENLYSTA sales in March 2011. On July 13, 2011, the European Commission granted marketing authorization for BENLYSTA as an add-on therapy in adult patients with active autoantibody-positive SLE, with a high degree of disease activity despite standard therapy. BENLYSTA is currently available in the United States, Canada and an increasing number of European countries, including Germany, Spain, Austria, Denmark, Finland, Hungary, Norway and Sweden. In addition, regulatory submissions are pending in other countries.

We are developing BENLYSTA with our partner, GlaxoSmithKline (“GSK”), under a 2006 co-development and co-commercialization agreement. In the United States we and GSK both have sales teams that are working together to commercialize BENLYSTA. In Germany, France and Spain, our team will work alongside GSK to commercialize BENLYSTA, and in the rest of the world GSK will lead local implementation of the commercialization of BENLYSTA. We recognize product sales revenue from BENLYSTA sales in the U.S., and GSK recognizes product sales revenue from sales in the rest of the world. We share profits and certain expenses with GSK on a worldwide basis. Under the agreement, we are responsible for the global supply of BENLYSTA.

We continue to deliver raxibacumab to the U.S. Strategic National Stockpile (“SNS”) for emergency use in treating inhalation anthrax. In July 2009, the U.S. Government (“USG”) exercised its option under our contract to purchase 45,000 additional doses of raxibacumab, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed, approximately $117.0 million of which has been recognized as revenue through December 31, 2011. In May 2009, we submitted a Biologics License Application (“BLA”) to the FDA for raxibacumab for the treatment of inhalation anthrax. We received a Complete Response Letter in November 2009, and we continue to work closely with the FDA to obtain approval. HGS will receive approximately $20.0 million from the USG if raxibacumab is licensed by the FDA.

In addition to our internal pipeline, we have substantial financial rights to two novel drugs that GSK has advanced to late-stage development. The first of these is darapladib, which was discovered by GSK based on HGS technology. In two Phase 3 trials, GSK is currently evaluating whether darapladib can reduce the risk of adverse cardiovascular events such as heart attack or stroke in patients with chronic coronary heart disease and acute coronary syndrome, respectively. The combined darapladib Phase 3 program spans 42 countries and has enrolled more than 28,500 patients. The second is albiglutide, for which GSK currently has eight Phase 3 trials in progress to evaluate the long-term efficacy, safety and tolerability of albiglutide as monotherapy and add-on therapy for patients with type 2 diabetes mellitus. Albiglutide was created by HGS using its proprietary albumin-fusion technology, and the product was licensed to GSK in 2004. We also have substantial financial rights to another novel drug that was discovered by GSK based on HGS technology, rilapladib, which GSK is currently evaluating in a Phase 2 trial for its effect on biomarkers and cognitive function in Alzheimer’s disease.

We are working on potential additional indications for BENLYSTA as well as additional methods of delivery. Currently, BENLYSTA is delivered by infusion at two-week intervals for the first three doses and every four weeks thereafter. In December 2011, we initiated dosing of patients in BLISS-SC, a Phase 3 trial of the subcutaneous formulation of BENLYSTA. If this trial is successful and regulatory authorities agree, the subcutaneous formulation will make it possible for patients to self-administer BENLYSTA by injection once a week. In 2012, we plan to initiate Phase 3 trials of BENLYSTA in vasculitis and active lupus nephritis.

We are also working to expand and advance our mid- and early-stage pipeline beyond BENLYSTA. A randomized Phase 2 trial is currently evaluating mapatumumab in combination with Nexavar® (sorafenib) for the treatment of advanced hepatocellular cancer. Mapatumumab is a human monoclonal antibody to TRAIL receptor 1. In March 2011, we entered into an agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop and commercialize HGS1036 (formerly FP-1039) for multiple cancers.

Strategic partnerships are an important driver of our commercial success. We have a co-development and co-commercialization agreement with GSK for BENLYSTA, and raxibacumab is being developed under a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”), U.S. Department of Health and Human Services (“HHS”). Our strategic partnerships with pharmaceutical and biotechnology companies allow us to leverage our strengths and gain access to sales and marketing infrastructure, as well as complementary technologies. Some of these partnerships provide us with licensing or other fees, clinical development cost-sharing, milestone payments and rights to royalty payments as products are developed and commercialized. In some cases, we are entitled to certain commercialization, co-promotion, revenue-sharing and other product rights.

As of December 31, 2011, we had $881.4 million in cash and investments. With a strong cash position, a management team experienced in bringing products to market, an experienced drug development organization and significant capabilities in biologicals manufacturing, we believe HGS has the resources and capabilities necessary to achieve near-term commercial success while sustaining a viable pipeline that supports our long-term growth.

We are a Delaware corporation established in 1992, headquartered at 14200 Shady Grove Road, Rockville, Maryland 20850-7464. Our telephone number is (301) 309-8504. Our website address is www.hgsi.com. Information contained on our website is not a part of, and is not incorporated into, this annual report on Form 10-K. Our filings with the SEC are available without charge on our website as soon as reasonably practicable after filing. HGS, Human Genome Sciences and BENLYSTA are trademarks of Human Genome Sciences, Inc. Other trademarks referenced are the property of their respective owners.

Strategy

Over the last few years, we have made strategic decisions that have transformed HGS on multiple levels and contributed to our progress toward becoming a fully commercial biopharmaceutical company capable of generating sustainable revenues and sustainable growth into the future. Key strategies to help us achieve this goal include:

Execute the successful launch and commercialization of BENLYSTA.

With BENLYSTA now approved by the FDA, our first strategic priority is to continue our progress toward the successful global launch and commercialization of a drug that we believe represents an improvement in the standard of care for systemic lupus. We have hired, trained and deployed a specialized commercial team, including sales, marketing and medical affairs, which has a high level of experience and familiarity with rheumatology, biologics and infused products. The combined HGS and GSK team, including a U.S. sales force of approximately 150, is working closely together to communicate effectively with rheumatologists and other stakeholders to ensure that appropriate patients with systemic lupus who need BENLYSTA will have access to it. HGS and GSK are also supporting physicians and patients with reimbursement and access programs.

Under the terms of our 2006 co-development and co-commercialization agreement with GSK, HGS has responsibility for the global supply of BENLYSTA. We believe we have produced sufficient BENLYSTA inventory to meet anticipated global market needs for at least one year, and we believe our large-scale manufacturing facility has sufficient capacity to provide worldwide supply for the next two to three years. However, HGS and GSK also anticipate that additional capacity will be required. In 2010, HGS entered into an agreement with Lonza Sales AG (“Lonza”) that we believe will provide the additional capacity needed, with production expected to come on-line in 2013.

Make BENLYSTA globally available so patients with need will have access.

We and GSK received marketing authorization for BENLYSTA from the European Commission in July 2011, and BENLYSTA has been launched and is currently available in the United States, Canada, Germany, Spain, Austria, Denmark, Finland, Hungary, Norway and Sweden. We expect to launch in France, Italy and other markets in 2012. In addition, regulatory submissions are pending in other countries. We have built our own commercialization team to work alongside GSK in Europe, with HGS headquarters in Switzerland and local organizations in Germany, France and Spain. Elsewhere, GSK will lead local implementation, with HGS sharing costs and profits equally with GSK.

Work to achieve the full therapeutic and commercial potential of BENLYSTA by developing it for other B-cell mediated diseases.

We believe that BENLYSTA has potential beyond its initial market entry in SLE. We are committed to achieving the full therapeutic and commercial potential of BENLYSTA, both by continuing its development for SLE, and by developing it for other B-cell mediated diseases where patients need new treatment options and we have scientific evidence supporting BENLYSTA’s therapeutic potential and commercial viability. In May 2011, GSK initiated dosing of patients in a Phase 3 trial of BENLYSTA in East Asia, to be conducted in China, Japan and South Korea. In December 2011, we initiated dosing in BLISS-SC, a Phase 3 trial of the subcutaneous formulation of BENLYSTA. Initial results from this study are expected in 2014; if it is successful and regulatory authorities agree, the subcutaneous formulation would make it possible for patients to self-administer BENLYSTA by injection once a week. In 2012, we plan to initiate Phase 3 trials of BENLYSTA in vasculitis and active lupus nephritis. In addition, small investigator-initiated clinical studies are currently ongoing in Sjögren’s syndrome and Waldenstrom’s macroglobulinaemia.

Find and develop new therapies for our late-stage pipeline.

We will pursue external opportunities to acquire high-potential innovative products, with a priority given to products that have the potential to be first-in-class or best-in class, and address large markets or markets on the verge of escalating growth. Our primary therapeutic focus is on indications in which we have special expertise and which can be commercialized with small specialty sales forces. We will be open to both biologics and small molecule opportunities. We also look forward to GSK’s continuing progress with late-stage products to which we have substantial financial rights, such as darapladib for cardiovascular disease and albiglutide for type 2 diabetes mellitus.

Continue to build a robust mid-and early-stage pipeline.

Our mid- and early-stage pipeline is important to our long-term future growth. A randomized Phase 2 trial is currently evaluating mapatumumab in combination with Nexavar (sorafenib) for the treatment of advanced hepatocellular cancer. Mapatumumab is a human monoclonal antibody to TRAIL receptor 1. In

March 2011, we and FivePrime Therapeutics announced a collaboration to develop and commercialize HGS1036 (formerly FP-1039) for multiple cancers. HGS1036 is a first-in-class biologic discovered by FivePrime that targets multiple fibroblast growth factor (“FGF”) ligands. FGF proteins are growth factors that play important roles in the growth and survival of a number of solid tumors. A Phase 1 study was completed in 2011, showing that HGS1036 was safe and well tolerated. In 2012, we plan to initiate Phase 1b trials of HGS1036 in combination with chemotherapy. Our new targets program is designed to increase the number of Investigational New Drugs entering our pipeline, and we have research collaborations ongoing to complement our internal efforts. We also look forward to GSK’s continued progress with rilapladib, to which we have substantial financial rights.

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

Maintain a strong financial position.

A strong cash position is essential to our ability to commercialize new approved drugs, advance promising late-stage investigational therapies through Phase 3 trials, and continue to invest in our earlier-stage pipeline. We view a strong financial position as a strategic imperative. Maintaining it requires efficient operations, sound financial controls and the ability to raise funds in the public or private markets. It also requires a willingness to advance creative approaches such as our manufacturing alliance program, through which we have capitalized on our process development and manufacturing capability to generate revenues – or raxibacumab, which is sold to one customer, the U.S. Government, and to date has generated approximately $280 million.

Products and Clinical Programs

Marketed and Late-Stage Products

BENLYSTA was approved in March 2011 by the FDA for the treatment of adult patients with active, autoantibody-positive SLE who are receiving standard therapy. In July 2011, the European Commission granted marketing authorization for BENLYSTA as an add-on therapy in adult patients with active autoantibody-positive SLE, with a high degree of disease activity despite standard therapy. BENLYSTA has been launched and is currently available for the treatment of SLE in an increasing number of countries. We continue to develop BENLYSTA for SLE and new indications. Raxibacumab for inhalation anthrax continues to generate revenue under our contract with the U.S. Government as we complete deliveries to the Strategic National Stockpile, and we continue to work closely with the FDA to achieve licensure.

BENLYSTA (belimumab)

BENLYSTA is a human monoclonal antibody and the first in a class of drugs known as BLyS-specific inhibitors. BENLYSTA inhibits the biological activity of a naturally occurring protein known as B-lymphocyte stimulator (BLyS), which was first discovered by HGS in 1996. In lupus and certain other autoimmune diseases, elevated levels of BLyS are believed to contribute to the production of autoantibodies – antibodies that attack and destroy the body’s own healthy tissues. BENLYSTA is being developed by HGS and GSK under a 2006 co-development and co-commercialization agreement (described below under “Lead Commercial Collaborations”).

In May 2011, GSK initiated dosing of patients in a Phase 3 trial of BENLYSTA in East Asia, to be conducted in China, Japan and South Korea. In December 2011, we initiated dosing in BLISS-SC, a Phase 3 trial of the subcutaneous formulation of BENLYSTA. In 2012, we plan to initiate Phase 3 trials of BENLYSTA in vasculitis and active lupus nephritis. In addition, small investigator-initiated clinical studies are currently ongoing in Sjögren’s syndrome and Waldenstrom’s macroglobulinaemia.

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

We are developing raxibacumab under a contract entered into in 2006 with BARDA. The U.S. Government is currently our only customer for raxibacumab and has the right to terminate our contract at any time. In 2011, HGS continued delivery of raxibacumab to the U.S. Strategic National Stockpile. In July 2009, the U.S. Government exercised its option to purchase 45,000 additional doses of raxibacumab for the Stockpile for emergency use in treating inhalation anthrax, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed. In 2011, we recognized $52.5 million in raxibacumab product sales revenue. Also under our contract, HGS submitted a BLA to the FDA for raxibacumab for the treatment of inhalation anthrax in May 2009. We received a Complete Response Letter in November 2009, and we continue to work closely with the FDA to obtain approval. HGS will receive approximately $20.0 million from the U.S. Government if raxibacumab is licensed by the FDA. Raxibacumab revenue accounted for 42% and 31% of our total revenue for 2011 and 2010, respectively.

Mid- and Early-Stage Pipeline

Our mid- and early-stage pipeline is important to our long-term future growth.

Mapatumumab

Mapatumumab is a human monoclonal antibody that specifically binds to TRAIL receptor 1 and causes it to induce apoptosis in cancer cells. A randomized Phase 2 trial is currently evaluating mapatumumab in combination with Nexavar (sorafenib) for the treatment of advanced hepatocellular cancer.

HGS1036

In March 2011, we and FivePrime Therapeutics entered into a collaboration to develop and commercialize HGS1036 (formerly FP-1039) for multiple cancers. HGS1036 is a first-in-class biologic discovered by FivePrime that targets multiple fibroblast growth factor (“FGF”) ligands. FGF proteins are growth factors that play important roles in the growth and survival of a number of solid tumors. A Phase 1 study was completed in 2011, showing that HGS1036 was safe and well tolerated. In 2012, we plan to initiate Phase 1b trials of HGS1036 in combination with chemotherapy.

HGS1029 and HGS1025

In January 2012, we announced that two early-stage products will not be developed further by HGS: HGS1029, an IAP inhibitor in Phase 1 development in patients with advanced solid and advanced lymphoid tumors, and HGS1025, a human monoclonal antibody to the CCR5 receptor that would have entered Phase 1b development in ulcerative colitis.

Products in the GSK Pipeline

HGS has financial rights to certain products in the GSK clinical development pipeline (described below under “Lead Commercial Collaborations”). GSK has advanced two of these products, darapladib and albiglutide, to Phase 3 development, and one, rilapladib, to Phase 2 development.

Darapladib

Darapladib was discovered by GSK based on our technology. It is a small-molecule inhibitor of lipoprotein-associated phospholipase-A2 (Lp-PLA2), an enzyme associated with the formation of atherosclerotic plaques and identified in clinical trials as an independent risk factor for coronary heart disease and ischemic stroke. In two pivotal Phase 3 trials, GSK is evaluating whether darapladib can reduce the risk of adverse cardiovascular events such as heart attack or stroke in patients with chronic coronary heart disease (“CHD”) and acute coronary syndrome (“ACS”), respectively. In October 2011, GSK completed the enrollment of over 13,000 patients into the SOLID-TIMI 52 study of darapladib in patients who have suffered an ACS event. The SOLID-TIMI 52 study is one of two pivotal Phase 3 trials in the darapladib clinical program. The other study is STABILITY, which is evaluating darapladib in patients with CHD and in 2010 completed the enrollment of about 15,800 patients. The combined program spans 42 countries and has enrolled more than 28,500 patients at more than 1,500 clinical sites. HGS will receive 10% royalties on worldwide sales if darapladib is commercialized, and has a 20% co-promotion option in North America and Europe.

Albiglutide

Albiglutide is a biological product that is generated from the fusion of human albumin and modified human GLP-1 peptide. GSK’s Phase 3 program for albiglutide includes eight trials to evaluate the long-term efficacy, safety and tolerability of albiglutide as monotherapy and add-on therapy for patients with type 2 diabetes mellitus. GSK announced topline results of the first of eight Phase 3 trials in November 2011. The study, known as Harmony 7, was designed to compare once-weekly albiglutide to once-a-day liraglutide. Results showed a reduction in HbA1c from baseline of 0.78% for patients receiving albiglutide compared to a reduction of 0.99% for liraglutide. Although the pre-specified margin of non-inferiority to liraglutide was not met, albiglutide did show a statistically significant reduction in HbA1c from baseline (p<0.001). The most common adverse events observed during this study were nausea (9.9% for albiglutide versus 29.2% for liraglutide) and vomiting (5% for albiglutide versus 9.3% for liraglutide). GSK’s conclusion after review is that the data support continued progress toward registration as a possible once-weekly treatment for type 2 diabetes. GSK expects initial results from the remaining studies over the course of the next several months, and has stated that it expects to provide an update on albiglutide once a more complete view of the data is available in mid-2012. We created albiglutide using our proprietary albumin-fusion technology, and licensed it to GSK in 2004. We are entitled to fees and milestone payments that could amount to as much as $183.0 million – including $33.0 million received to date – in addition to single-digit royalties on worldwide sales if albiglutide is commercialized.

Rilapladib

Like darapladib, rilapladib is a small-molecule inhibitor of Lp-PLA2 that was discovered by GSK based on our technology. In a Phase 2 trial initiated in October 2011, GSK is evaluating the effects of rilapladib on biomarkers related to the pathogenesis and progression of Alzheimer’s disease and on cognitive function. HGS will receive 10% royalties on worldwide sales if rilapladib is commercialized, and has a 20% co-promotion option in North America and Europe.

Research and Development

HGS has developed core competencies in the discovery and understanding of human genes and their biological functions, and in the discovery and development of human protein and antibody drugs. Research and development expenses were $196.2 million, $196.4 million and $173.7 million for 2011, 2010, and 2009, respectively. These expenses are net of amounts reimbursed by our collaboration partners.

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

Strategic Collaborations

Strategic collaborations are a key aspect of our business strategy. We have a co-development and co-commercialization agreement with GSK for BENLYSTA and raxibacumab is being developed under a contract with the U.S. Government. Strategic collaborations are an important source of revenues and drug development cost-sharing. They also allow us to leverage our strengths and gain access to sales and marketing infrastructure, international distribution and complementary technologies. Other potential collaborations may provide sources of new product opportunities for in-licensing. In addition, we have assets that may be a better fit for another company than for HGS, and therefore could be out-licensed. Each of these collaborative models is of interest to HGS, and we are committed to remaining alert to new opportunities.

Lead Commercial Collaborations

GlaxoSmithKline

BENLYSTA. In 2006, we entered into an agreement with GSK for the co-development and co-commercialization of BENLYSTA. GSK is a world leader that brings global pharmaceutical development and marketing capabilities to the BENLYSTA program. Under the BENLYSTA agreement, we and GSK share Phase 3 and 4 development costs, sales and marketing expenses, and profits equally. HGS has primary responsibility for bulk manufacturing. We received an execution fee of $24.0 million under this agreement and recognized this payment ratably over the development period. We recognized $52.3 million from sales of BENLYSTA in 2011 and $3.4 million from the execution fee in 2010. The BENLYSTA agreement includes cost-sharing provisions under which we and GSK share clinical development costs. We recorded cost reimbursement from GSK under this provision of $25.1 million in 2011 and $62.0 million in 2010, which was reflected as a reduction in expenses. This agreement will expire three years after the later of (i) the expiration date of certain patent rights related to BENLYSTA and (ii) a period of 10 years after the first commercial sale of BENLYSTA. These certain patent rights are expected to expire by 2023, with the potential for later expiration that may result from any issuance of additional patent and/or patent term extensions. GSK may terminate the agreement if, upon the basis of competent scientific evidence or data regarding commercial potential, GSK determines BENLYSTA does not merit incurring additional development or marketing expenses. In addition, either party may terminate if the other party commits a material breach of the agreement or if the other party is bankrupt or insolvent.

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

Rilapladib. In October 2011, GSK initiated a Phase 2 clinical trial of rilapladib, a small-molecule Lp-PLA2 inhibitor discovered by GSK based on HGS technology, in Alzheimer’s disease. We will receive a 10% royalty on worldwide sales of rilapladib if it is commercialized, and we have a 20% co-promotion option in North America and Europe. We are also entitled to receive a milestone payment if rilapladib moves through clinical development into registration.

United States Government

Raxibacumab. In September 2005, we entered into a two-phase contract with BARDA to supply raxibacumab for inhalation anthrax. HHS is the lead agency for public health and medical response to man-made or natural disasters, including acts of bioterrorism. Under the first phase of the contract, we supplied 10 grams of raxibacumab to HHS for comparative in vitro and in vivo testing. In June 2006, under the second phase of the contract, the USG exercised its option to purchase raxibacumab and we agreed to manufacture and deliver 20,001 doses to the SNS. In 2009, we achieved our company’s first product sales by completing these deliveries and recognized $162.5 million in product sales and manufacturing and development services revenue. In July 2009, the USG exercised its option to purchase 45,000 additional doses of raxibacumab for the SNS for emergency use in treating inhalation anthrax, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed, including approximately $52.5 million and $47.2 million recognized as product sales revenue in 2011 and 2010, respectively. Also under our contract, HGS submitted a BLA to the FDA for raxibacumab for the treatment of inhalation anthrax in May 2009. We received a Complete Response Letter in November 2009, and we continue to work closely with the FDA to obtain approval. HGS will receive approximately $20.0 million from the USG if raxibacumab is licensed by the FDA. Our raxibacumab agreement can be terminated by the USG if it determines that a termination is in its interest.

Research and Technology Collaborations

HGS has a rich heritage of scientific discovery that has produced a substantial intellectual property estate and an extensive library of therapeutic and diagnostic targets. After careful review, we have selected targets for further research and potential development, with the goal of filing new INDs to develop the selected targets through co-development or research collaborations, as well as through our own internal research, including the application of antibody development technology from various collaborators.

Process Development and Manufacturing Alliances

Protein and antibody process development and manufacturing are core HGS competencies. We currently develop and produce several protein and antibody drugs in three state-of-the-art current good manufacturing practices (“cGMP”)-compliant process development and manufacturing facilities – totaling approximately 500,000 square feet. We are leveraging these capabilities to produce near-term revenue by entering into strategically appropriate process development and manufacturing alliances.

Patents and Proprietary Rights

We seek U.S. and foreign patent protection for the genes, proteins, antibodies and other molecules that we discover, license or otherwise acquire, as well as patents on therapeutic and diagnostic products and processes, screening and manufacturing technologies, and other inventions based on such genes, proteins, antibodies and other molecules. We also seek patent protection or rely upon trade secret rights to protect certain technologies which may be used to discover, characterize and manufacture genes, proteins, antibodies and other molecules and which may be used to develop novel therapeutic and diagnostic products and processes. We believe that in the aggregate, our patent applications, patents and licenses under patents owned by third parties are of material importance to our operations.

Additional information is set forth below about the patents and other proprietary rights covering our BENLYSTA and raxibacumab products. This information is based on our current assessment of patents that we own, control, or have exclusively licensed, and is subject to revision in the event of changes in the law, legal rulings affecting our patents, the issuance of additional pending patent applications, or if we become aware of new information.

BENLYSTA

We and our collaborator, GlaxoSmithKline, have patents and patent applications directed to compounds targeting BLyS, including BENLYSTA, in the United States and other countries. These patents and patent applications cover BENLYSTA as well as various methods of using the product. The principal patents covering BENLYSTA generally expire between 2016 and 2023 in the United States and between 2016 and 2021 in the rest of the world, subject to any available patent term extensions and supplemental protection certificates that may be obtained.

Raxibacumab

We have patents in the United States covering raxibacumab as well as various methods of treatment using the product. The U.S. patents covering raxibacumab expire between 2023 and 2026, subject to any available patent term extensions that may be obtained.

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of administrative proceedings and litigations relating to the validity and scope of protection of our patents and those of others, and are likely to be involved in additional proceedings that may affect directly or indirectly patents and patent applications related to our products or the products of our partners. For example, we have been involved in contested proceedings related to products based on BLyS (such as BENLYSTA). Any such lawsuit or proceeding may result in a significant commitment of resources in the future. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products or prevent us from using or commercializing our discoveries and products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

Our trademarks, including BENLYSTA, are important to us and are generally covered by trademark applications or registrations in the United States and in other countries. Trademark protection varies in accordance with local law, and continues in some countries for as long as the mark is used and in other countries for as long as the mark is registered. Trademark registrations are generally for fixed but renewable terms. In certain instances, we depend upon our collaborators to file and prosecute trademark applications and protect our trademark rights.

A discussion of certain risks and uncertainties that may affect our patent position and proprietary rights is set forth in the “Risk Factors” section of this Form 10-K.

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

Products. We are aware of products in research or development by our competitors that address all of the diseases we are targeting. Any of these products may compete with our products and product candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology obsolete or noncompetitive. Our competitors may also pursue generic or biosimilar versions of our products, which could adversely affect the sales and gross profits of our products. In addition, our partners are developing albumin fusion protein products, such as albiglutide, that are designed to be long-acting versions of existing products. While we believe our partners’ albumin fusion protein products may be a more attractive alternative to the existing products, the existing product in some cases has an established market that may make the introduction of our partners’ products more difficult. Competition is based primarily on product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

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

Sources of Supply

Most raw materials and other supplies required in our business are generally available from various suppliers in quantities adequate to meet our needs. Certain materials and other supplies required for manufacturing are currently available only from single sources. We intend to identify and qualify alternative sources of supply wherever possible.

Manufacturing

We are able to manufacture multiple protein and antibody drugs for use in research, clinical and commercial activities. We produce and purify these protein and antibody drugs in three process development and manufacturing facilities that total approximately 500,000 square feet and offer both small-scale and large-scale manufacturing capabilities. We manufacture raxibacumab for supply to the Strategic National Stockpile. Under the terms of the 2006 co-development and co-commercialization agreement with GSK, HGS has responsibility for the global supply of BENLYSTA. We believe we have produced sufficient BENLYSTA inventory to meet anticipated global market needs for at least one year, and we believe our large-scale manufacturing facility has sufficient capacity to provide worldwide supply for the next two to three years. However, HGS and GSK also anticipate that additional capacity will be required. In 2010, HGS entered into an agreement with Lonza, a leader in biologics manufacturing, for the future commercial supply of BENLYSTA. This agreement will eventually triple our manufacturing capacity for BENLYSTA with U.S. production expected to come on-line by mid-2013.

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

Marketing

BENLYSTA was approved on March 9, 2011 by the U.S. Food and Drug Administration (“FDA”) for the treatment of adult patients with active, autoantibody-positive SLE who are receiving standard therapy. We launched BENLYSTA shortly thereafter and recognized revenue from our first BENLYSTA sales in March 2011. We have hired, trained and deployed a specialized commercial team, including sales, marketing and medical affairs that has a high level of experience and familiarity with rheumatology, biologics and infused products. The combined HGS and GSK team, including a U.S. sales force of approximately 150, is working closely together to communicate effectively with rheumatologists and other stakeholders to ensure that appropriate patients with systemic lupus who need BENLYSTA will have access to it. HGS and GSK are also supporting physicians and patients with reimbursement and access programs.

On July 13, 2011, the European Commission granted marketing authorization for BENLYSTA as an add-on therapy in adult patients with active autoantibody-positive SLE, with a high degree of disease activity despite standard therapy. BENLYSTA has been launched and is currently available in Canada, Germany, Spain, Austria, Denmark, Finland, Hungary, Norway and Sweden. We expect to launch in France, Italy and other markets in 2012. In addition, regulatory submissions are pending in other countries. We have built our own commercialization team to work alongside GSK in Europe, with HGS headquarters in Switzerland and local organizations in Germany, France and Spain. Elsewhere, GSK will lead local implementation, with HGS sharing costs and profits equally with GSK.

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

Employees

As of February 1, 2012, we had approximately 1,100 full-time employees. None of our U.S. employees is subject to collective bargaining agreements. Our employees located in certain non-U.S. countries are covered by collective bargaining agreements that are prescribed by local labor law. Additionally, substantially all of our employees in Europe are covered by national labor laws which establish the rights of employees, including the amount of wages and benefits paid and, in certain cases, severance and similar benefits. We consider relations with our employees to be good.

Item 1A.	Risk Factors

A number of risk factors could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below in addition to the other information in this Annual Report on Form 10-K. You should carefully consider these risk factors in evaluating our business because these risk factors may have a significant impact on our business, financial condition and results of operations. The risks described below are not the only risks we may face. Additional risks and uncertainties not presently apparent to us, or risks that we currently consider immaterial, could also negatively affect our business, financial condition and results of operations.

COMMERCIAL RISKS

Our near-term prospects are highly dependent on the success of BENLYSTA®, our first FDA-approved product. To the extent we fail to successfully commercialize BENLYSTA, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.

BENLYSTA is our first U.S. Food and Drug Administration (“FDA”) approved product. On March 9, 2011, the FDA approved BENLYSTA for the treatment of adult patients with active, autoantibody-positive systemic lupus erythematosus (“active SLE”). We believe that BENLYSTA product sales may constitute all or most of our total revenue over the next several years.

The degree of market acceptance and commercial success of BENLYSTA and our ability to generate and increase revenues will depend on a number of factors, including the following:

•	the number of patients with systemic lupus erythematosus who are diagnosed with the disease, and those that may be treated with BENLYSTA;

•

the safety and efficacy of BENLYSTA, our ability to provide acceptable evidence of safety and efficacy, and the perceptions in the medical community, by regulatory agencies and among insurers and other payers of BENLYSTA’s safety and efficacy, on both a short and long-term basis;

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

The approval of BENLYSTA by the FDA followed completion of the Phase 3 development program for belimumab. As a condition to obtaining U.S. marketing approval of BENLYSTA, we are required to conduct additional clinical trials. The size and scope of these Phase 4 trials are significant and will be costly. The results generated in these Phase 4 trials and other emerging data about BENLYSTA could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or the efficacy of BENLYSTA that may decrease demand and lower sales. Foreign regulatory agencies may impose comparable post-approval requirements that require significant additional expenditures. For example, based on post-marketing surveillance, we and GSK proposed labeling amendments to FDA and the European regulatory authorities regarding hypersensitivity and infusion reactions. In Europe, GSK and the regulatory authorities have agreed upon the label changes, and GSK has also agreed to send a direct communication to European healthcare providers to inform them of these changes. We are still awaiting FDA’s comments on our proposed label changes. Post-marketing studies and other emerging data about BENLYSTA, such as adverse event reports, may result in other label changes and may adversely affect sales or result in withdrawal of BENLYSTA from the market. Furthermore, the discovery of significant problems with a product or class of products similar to BENLYSTA could have an adverse effect on the sales of BENLYSTA.

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

In July 2011, we received marketing approval for BENLYSTA in both the European Union and in Canada. Regulatory applications have also been submitted and are currently under consideration in a number of other countries. Despite approval by the FDA and certain other jurisdictions, we cannot offer any assurances or predict with any certainty that other regulatory authorities will grant marketing approval for BENLYSTA, or the expected timeframe of such approvals. Furthermore, as was the case with FDA approval, other regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of BENLYSTA. Regulatory authorities may condition BENLYSTA marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy, in either particular patient populations or general patient populations or both. The results of these studies, discovery of previously unknown issues involving safety or efficacy or failure to comply with post-approval regulatory requirements, including requirements with respect to manufacturing practices, reporting of adverse effects, advertising, promotion and marketing, may result in restrictions on marketing of BENLYSTA or withdrawal of BENLYSTA from the market.

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

Except for raxibacumab and quantities of BENLYSTA manufactured to build our inventory of BENLYSTA in support of commercialization, we have limited experience manufacturing materials suitable for commercial use. The FDA and equivalent foreign regulatory organizations must determine that our facilities comply with cGMP requirements for commercial production to license them for a particular product. Although the FDA has licensed our facility for the manufacture of BENLYSTA, the FDA will routinely re-inspect our facilities for such compliance. We may not successfully establish sufficient manufacturing capabilities or manufacture our products economically or in continuing compliance with cGMPs and other regulatory requirements. For example, we believe that we have sufficient manufacturing capacity to supply commercial quantities of BENLYSTA for the next several years. In 2010, we entered into a manufacturing agreement with Lonza Sales AG pursuant to which Lonza will manufacture additional commercial quantities of BENLYSTA. However, this additional manufacturing capacity may not be available for 12 months or longer, if ever, due, in part, to the time required to obtain regulatory approvals for the manufacture of BENLYSTA in Lonza’s facility. If Lonza’s facility fails to obtain regulatory approval in a timely manner or at all, we may not be able to build or procure additional capacity in the required timeframe to meet commercial demand, and our revenues may accordingly be limited from BENLYSTA. Our revenues from BENLYSTA also will be limited if the demand for BENLYSTA exceeds our capacity to supply BENLYSTA to patients.

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

We maintain high levels of inventory that decrease our liquidity and substantially increase the risk of write-offs.

We maintain inventory levels in excess of twelve months to mitigate risks such as product shortage due to higher than anticipated product demand, long lead times for manufacturing finished goods, supply interruptions for raw materials and risks of production disruptions at our sole U.S. FDA-approved manufacturing site due to contamination, equipment failure or other facility-related issues. We commit capital to maintain these high inventory levels, which prevents us from using that capital for other purposes, such as research and development, and requires us to utilize more capital than might otherwise be required. Increased inventory levels also impact our liquidity and cash flows since the inventory will not be converted to cash for more than one year. Our high inventory levels also heighten the risk of inventory obsolescence and write-offs.

Various factors may cause us to be unable to price or sell our products effectively. This could have a material adverse effect on our business, financial condition and results of operations.

Although we have priced BENLYSTA for the U.S. and certain other markets, we can provide no assurance as to the maintenance of these prices or that similar prices may be set for BENLYSTA in other markets upon foreign approvals. In the U.S. market we have priced BENLYSTA at approximately $443.00 for a 120 mg vial and approximately $1,477.00 for a 400 mg vial. Thus, the average price for an annual course of treatment in the U.S. (based on a patient weight of 161 pounds) would be approximately $35,000. U.S. sales of BENLYSTA are subject to various rebates, chargebacks and other deductions that will affect the revenue recognized from these sales. In Germany, the average price for an annual course of treatment (based on the same patient weight) would be approximately €23,000 (or approximately U.S. $30,900). The net price of BENLYSTA in Germany, subject to review by the German health insurance authorities, would be approximately €14,700 (or approximately U.S. $19,800) due to distribution and other costs and a required 16% rebate applicable to all pharmaceutical products. In Spain, the average price for an annual course of treatment (based on the same patient weight) would be approximately €12,000 (or approximately U.S. $16,100). The prices quoted above reflect an exchange rate of 1.34 dollars per euro. The price of BENLYSTA in other countries is and may be significantly lower than these prices. In addition, the prices for our products may be affected by various factors that could adversely affect our sales and profit margins, including economic analyses of the burden of the applicable disease, the perceived value of the product and third party reimbursement policies.

BENLYSTA is currently our only commercially marketed product, although we have sold raxibacumab to the U.S. Government. BENLYSTA is being marketed together with our collaborator, GSK. If we receive approval for other products that can be marketed, we may market the products either independently or together with collaborators or strategic partners. Whether we market a product independently or in collaboration with a strategic partner, we will incur significant additional expenditures and commit significant additional resources to establish and sustain the sales forces. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. We may be unable to retain an adequate number of qualified sales representatives and may encounter difficulties in retaining third parties to provide sales, marketing or distribution resources. Ultimately, we and our partners may not be successful in marketing our products.

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

In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement and access to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. Third-party payers may limit access to pharmaceutical products through the use of prior authorizations and step therapy. Any reimbursement granted may not be maintained or limits on reimbursement available from third parties may reduce the demand for or negatively affect the price and profitability of those products. Payers may pursue aggressive cost cutting initiatives such as comparing the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement. For example, draft guidance issued in September 2011 by the United Kingdom (“U.K.”) National Institute for Health and Clinical Excellence (“NICE”) does not recommend BENLYSTA for patients with active SLE in England and Wales because NICE does not consider it to be a cost-effective use of National Health Service resources. Policies that decrease reimbursement would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to successfully commercialize our products and product candidates and the demand for our products depend, in part, on the extent to which reimbursement and access is available from such third-party payers.

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

We have entered into a two-phase contract to supply raxibacumab to the U.S. Government, which may be terminated by the U.S. Government at any time. Under the first phase of the contract, we supplied ten grams of raxibacumab to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of raxibacumab for the U.S. Strategic National Stockpile (“SNS”) for use in the treatment of anthrax disease. We completed delivery of these doses and the U.S. Government accepted our deliveries. In July 2009, the U.S. Government agreed to purchase 45,000 additional doses. As of December 31, 2011, we have delivered approximately 37,100 doses of this second order. We, therefore, have future deliveries to make and ongoing obligations under the contract, including the obligation to seek FDA approval.

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

In December 2011, the U.S. Government issued a Sources Sought Notice seeking information from manufacturers of anthrax antitoxin medical countermeasures. In December 2011, we responded to this notice with information on our continuing ability and willingness to supply raxibacumab to the U.S. Government. We expect the U.S. Government to issue a request for proposals related to the procurement of anthrax antitoxins, such as raxibacumab. HGS intends to respond to this request. We cannot assure you that the U.S. Government will issue the request for proposals or, if it does, whether the U.S. government will award an additional order for raxibacumab.

In late 2011, we completed the manufacture of all bulk raxibacumab required for the second order and then initiated manufacturing of bulk raxibacumab in anticipation of a third order. If the U.S. Government does not award us a third order, then we will not receive revenue from this manufacturing and will have incurred additional manufacturing expenses.

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

Our forecasting of sales of BENLYSTA may continue to be difficult due to uncertainty around the rate of adoption. If our BENLYSTA revenue projections are inaccurate and our business forecasting and planning decisions do not reflect our actual results, our business may be harmed and our stock price may be adversely affected.

Our business planning requires us to forecast demand and revenues despite numerous uncertainties. Actual results of operations may deviate materially from projected results. For example, our 2011 BENLYSTA revenue was lower than anticipated. This may have been a result of factors such as: patient and physician unfamiliarity with the new drug, perhaps exacerbated by lack of experience with new drugs for SLE; cautious prescribing behavior due to lack of reimbursement history for the product and recent examples of infused rheumatology products that were subject to widespread reimbursement delays or payment refusals; a need to reorient physician treatment algorithms toward reducing SLE disease activity by addressing the underlying mechanism rather than selecting therapies for specific manifestations; confusion regarding the clinical relevance of the complex composite endpoints used in the BENLYSTA clinical trials and a broad indication, causing physicians to have difficulty in identifying appropriate patients for treatment with BENLYSTA; and a general need for physician education regarding SLE and treatment modalities due to the novelty of the treatment and the absence of a new option for the treatment of SLE for decades. The extent to which any of these factors individually or in the aggregate will continue to impact future sales of BENLYSTA is uncertain and difficult to predict. This may lead to lower than expected revenue, inefficiency in expenditures and increased difficulty in operational planning. Our expenses are relatively fixed in the short term. Shortfall in our revenue has a direct impact on our cash flow and on our business generally. In addition, fluctuations in our quarterly results can adversely affect the market price of our common stock and our ability to finance our operations.

COMPETITIVE RISKS

Our competitors may develop and market products that are, or are perceived as, less expensive, or more effective, or safer, or easier to administer or reach the market sooner. This may diminish or eliminate the commercial success of any products we may commercialize.

Key factors affecting the success of any approved product include its efficacy, safety profile, drug interactions, method and frequency of administration, pricing, reimbursement and level of promotional activity relative to those of competing products. Existing and any future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. The introduction of more efficacious, safer, cheaper, or more convenient alternatives to our products could reduce our revenues and the value of our product development efforts or could render our technology, products or product candidates under development noncompetitive, uneconomical or obsolete.

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

The development and commercialization of biopharmaceutical products is highly competitive and subject to rapid technological advances. We will face competition with respect to all products we may develop or commercialize from pharmaceutical and biotechnology companies worldwide. We also expect increasing competition from governments, universities and other non-profit research organizations. These institutions conduct a significant amount of research and development in the field of biologic technologies and are increasingly aware of the commercial value of their findings. As a result, they are demanding greater patent and other proprietary rights, as well as licensing and future royalty revenues.

Many of our competitors have significantly greater financial, research and development, intellectual property estates, regulatory, manufacturing, marketing, sales and other resources than we do. As a result, our competitors may succeed in developing their products before we do and obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do. They may be able to devote greater resources to the development, manufacture, marketing and sale of their products. They may initiate or withstand substantial price competition or otherwise more successfully market their products. Competing products or technologies might render our technology or product candidates under development noncompetitive, uneconomical or obsolete.

We may also face risks to our profitability and financial condition from generic drug or biosimilar manufacturers.

The United States has enacted legislation establishing a regulatory pathway for follow-on biologics, also known as biosimilars. This and similar regulatory and legislative activity in other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to BENLYSTA and raxibacumab which might affect the profitability or commercial viability of our products. An accelerated route to market for generic versions of small molecule drugs was established in the United States with the passage of the Hatch-Waxman Amendments in 1984, which also provides five years of exclusivity for small molecule drugs with additional exclusivity under certain circumstances. The passage of the Biologics Price Competition and Innovation Act (“BPCIA”) in March 2010 established a similar pathway for FDA approval of a follow-on biologic that provides 12 years of exclusivity for the original biologic and an additional six month exclusivity period if certain pediatric studies are conducted. The FDA recently released draft guidance regarding the implementation of this legislation, on which it is seeking public comment. The FDA may release additional guidance or regulations to implement this legislation, which may not be favorable to us. Moreover, additional legislation could adversely affect the period of exclusivity for an original biologic. For example, the Obama Administration has proposed reducing the period of exclusivity to seven years and prohibiting additional exclusivity periods for a given biologic product. The European Medicines Agency has issued guidelines for approving products through an abbreviated pathway under which more than ten biosimilars have been approved. European legislation provides ten years of exclusivity for original drugs, including biologics, and an additional one year of exclusivity for obtaining marketing approval for certain additional indications. If a generic or biosimilar version of one of our products were approved, it could have a material adverse effect on the sales and gross profits of the product and adversely affect our business and operating results.

PRODUCT DEVELOPMENT RISKS

Our product development efforts depend on new technologies, which may not prove successful.

Our development of new products may depend on the use of cutting-edge, recently discovered technologies that may not previously have been successfully utilized in existing commercial products. As a result, our product development efforts involve risks of failure inherent in the use of innovative and unproven technologies and the risks associated with drug development generally. These risks include the possibility that:

•

these technologies or any or all of the molecules based on these technologies may be ineffective or toxic and, therefore, expose us to litigation or fail to receive or retain necessary regulatory clearances;

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

We may not be successful in developing any new products or developing BENLYSTA for new indications or obtaining required regulatory approvals. Even if regulatory approval is obtained for the commercial sale of a product or a new indication for BENLYSTA, it could take considerable time following approval, if ever, before we are likely to receive revenue from product sales or substantial royalty payments.

We are continually evaluating our business strategy and may modify this strategy in light of developments in our business and other factors.

Our ability to discover and develop new products depends on our internal research capabilities and our ability to acquire products. Although we continue to conduct research and development activities on products and have increased our activities in this area, our limited resources may not be sufficient to discover and develop new product candidates.

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different products or may delay or halt the development of various products, as we and our partner Novartis did with ZALBIN in 2010. In addition, as a result of changes in our strategy, we may also change or refocus our existing drug discovery, development, commercialization and manufacturing activities. This could require changes in our facilities and personnel and restructuring various financial arrangements. We cannot assure you that any product development changes that we implement will be successful.

Clinical trials for our products are expensive and protracted and their outcome is uncertain. We must invest substantial amounts of time and money that may not yield viable products.

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

Before clinical testing in humans can begin, a drug must be subject to rigorous preclinical testing and documentation. This documentation must be reviewed by the FDA as part of an Investigational New Drug Application (“IND”). Data obtained from tests are susceptible to varying interpretations that may delay, limit or prevent regulatory approval. Furthermore, regulatory authorities may refuse or delay approval as a result of many factors, including changes in regulatory policy during the period of product development. Even if an IND is approved, preclinical studies do not assure clinical success. Many potential drugs have shown promising results in early testing but subsequently failed to obtain necessary regulatory approvals.

Clinical trials may take many years. The time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The progress of clinical trials is monitored by both the FDA and independent data monitoring committees that may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

•	financial and personnel resources to conduct or complete trials;

•	our inability to manufacture sufficient quantities of materials for use in clinical trials;

•	unavailability or variability in the number and types of patients for each study;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	safety issues or side effects;

•	ineffectiveness of products during the clinical trials; or

•	government or regulatory delays.

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

As part of our strategy, we intend to continue to evaluate strategic partnership opportunities. In order for our future collaboration efforts to be successful, we must first identify partners whose capabilities complement and integrate well with ours. Technologies to which we gain access may prove ineffective or unsafe. Ownership of these technologies may be disputed. Our current agreements that grant us access to such technology may expire and may not be renewable or could be terminated if we or our partners do not meet our respective obligations. In addition, our partners may provide certain services for us, such as distribution services. These agreements are subject to differing interpretations and we and our partners may not agree on the appropriate interpretation of specific requirements. Our partners, among other things, may prove difficult to work with, less effective than we originally expected or unable to satisfy their financial and other commitments to us. Failure of our partners to perform as needed could place us at a competitive disadvantage.

We may not be able to generate substantial revenue from agreements with our current or future collaboration partners.

To date we have received substantial revenue from payments made under collaboration agreements with GSK and, to a lesser extent, other agreements. The research term of our initial GSK collaboration agreement and many of our other collaboration agreements expired in 2001. None of the research terms of these collaboration agreements was renewed and we may not be able to enter into additional collaboration agreements. While our partners under our initial GSK collaboration agreement have informed us that they have been pursuing research programs involving different genes for the creation of small molecule, protein and antibody drugs, we cannot assure you that any of these programs will continue or will result in any approved drugs. If our partners are unsuccessful in such research and development efforts, we will not receive any revenue from the development or commercialization of these assets.

Under our present collaboration agreements, we are entitled to certain commercialization rights, milestones and/or royalty payments based on our partners’ development of the applicable product. We may not receive revenue under these agreements if our collaborators fail to:

•	develop marketable products;

•	obtain regulatory approvals for products; or

•	successfully market products.

Further, circumstances could arise under which one or more of our collaboration partners may allege that we breached our agreement with them and, accordingly, seek to terminate our relationship with them. Our collaboration partners may also terminate these agreements without cause or if competent scientific evidence or safety considerations do not justify moving the applicable product forward. If one or more of these agreements terminate, this could adversely affect our ability to commercialize our products and harm our business.

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

Our efforts to acquire other biotechnology companies or in-license and develop additional product candidates may not be successful. This could have a material adverse effect on our business, financial condition and results of operations.

Our business strategy may include the acquisition of other biotechnology companies or in-license of additional product candidates to complement and supplement our existing product pipeline, and we may acquire such companies and in-license additional product candidates that have demonstrated positive pre-clinical and/or clinical data. We may not be successful in identifying, effectively evaluating, acquiring or in-licensing, and developing additional product candidates on appropriate terms. In addition, product in-licensing involves inherent risks, including uncertainties due to matters that may affect the successful development or commercialization of the in-licensed product as well as the possibility of contractual disagreements with regard to terms such as patent rights, license scope or termination rights. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to a product opportunity. Even if we are successful in acquiring a product candidate, it may not result in a successfully developed, or commercialized, product. Moreover, the cost of acquiring other companies or in-licensing product candidates could be substantial and in order to acquire companies or new products we may need to raise additional financing, which if it involves the issuance of additional shares of our common stock would dilute existing stockholders. In March 2011, we entered into a development and commercialization agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop a product for multiple cancers. We paid FivePrime an upfront license fee of $50 million and could be required to pay up to $445 million in future development, regulatory and commercial milestone payments. However, there can be no assurance that we will be able to develop and commercialize such a product or ever be able to recover our initial or subsequent investment in the development of this product. If we are unsuccessful in our efforts to acquire other companies or in-license and develop additional product candidates, or if we acquire or license unproductive assets, it could have a material adverse effect on the growth of our business.

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

•

laws that require transparency regarding financial arrangements with health care professionals, such as the reporting and disclosure requirements imposed by the Patient Protection and Affordable Care Act (“PPACA”) that will take effect in 2012 and state laws that are currently in effect; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by state health insurance programs or any third-party payer, including commercial insurers.

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

Failure to comply with applicable legislation such as the U.S. Foreign Corrupt Practices Act and the recently enacted U.K. Bribery Act and other similar foreign laws could expose us and senior management to civil and criminal penalties, potential debarment from public procurement, and reputational damage, any of which could materially and adversely affect our business. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants, contractors, or other agents are or will be in compliance with all applicable U.S. or foreign laws.

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

United States Regulatory Approval. Before a product can be marketed in the United States, the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application (“NDA”) or a BLA, depending on the type of drug. In responding to an application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. In March 2011 we received marketing approval for BENLYSTA from the FDA. We cannot assure you that any approval required by the FDA for any other product candidates will be obtained on a timely basis, or at all.

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

We rely on patents to protect against exploitation of our discoveries by our competitors. For example, we and our collaborator GSK have patents and patent applications directed to compounds targeting BLyS, including BENLYSTA, in the United States and other countries. These patents and patent applications cover BENLYSTA as well as various methods of using the product. The principal patents covering BENLYSTA generally expire between 2016 and 2023 in the United States and between 2016 and 2021 in the rest of the world, subject to any available patent term extensions and supplemental protection certificates that may be obtained. While we have filed applications for certain patent term extensions and supplemental protection certificates, our applications may not be considered sufficient to meet the statutory requirements in all cases, may be subject to challenge if they do issue and may not cover all competing products. We also have patents in the United States covering raxibacumab as well as various methods of treatment using the product. The U.S. patents covering raxibacumab expire between 2023 and 2026, subject to any available patent term extensions that may be obtained. Some of the U.S. patents covering some of our products in development begin to expire in 2016. The expiration of or any successful challenges to our patents, patent applications, patent term extensions and supplemental protection certificates could allow other companies to commercialize products similar or identical to our products sooner than otherwise, which could lead to reduced revenues, reduced margins, reduced levels of profitability, and loss of market share for our products, adversely affecting our business and operating results.

Our pending patent applications, including those covering full-length genes and their corresponding proteins and antibodies, may not result in the issuance of any additional patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be subject to challenge if they do issue. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets outside the United States, such as Europe and Japan. For example, in March 2010, a U.S. district court decision involving Myriad Genetics expressed concerns regarding the patentability of isolated human genes and gene-based diagnostic methods. In July 2011, the Court of Appeals for the Federal Circuit issued its opinion in the Myriad Genetics case, upholding the patentability of isolated human genes, but finding that diagnostic method claims reciting merely “comparison” steps were unpatentable subject matter. In December 2011, this decision was appealed to the Supreme Court. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of litigation and administrative proceedings relating to the validity and scope of protection of our patents and those of others in the United States and the rest of the world.

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

HGS has brought three cases against Genentech, Inc. and City of Hope that are now pending before the United States District Court for the Central District of California alleging that U.S. Patent Nos. 6,331,415 (the “Cabilly II Patent”) and 7,923,221 (the “Cabilly III Patent”), related to the field of antibody production and manufacture are invalid, unenforceable, and not infringed by the manufacture, use, importation, offer for sale and sale of BENLYSTA and that Genentech violated numerous antitrust and unfair competition laws in obtaining and enforcing the Cabilly II patent. Genentech and City of Hope then filed counterclaims alleging, among other things, that the manufacture, offer for sale and sale of BENLYSTA infringes one or more claims of the Cabilly II patent. Genentech also brought a separate infringement action against HGS and others relating to the Cabilly III patent, which was consolidated with the HGS suits in the Central District of California. On September 19, 2011, the Court heard arguments on a number of outstanding motions and on September 22, 2011, entered an order staying the antitrust and unfair competition suit and the Cabilly III patent suit. On October 3, 2011, Genentech and City of Hope moved to dismiss HGS’s inequitable conduct counterclaim and strike HGS’ unclean hands defense. On December 9, 2011, the Court dismissed HGS’ inequitable conduct counterclaim without prejudice, with the right to replead, and struck HGS’ unclean hands defense, without leave to amend. By separate order dated December 9, 2011, the Court stayed the Cabilly II patent case at the request of the parties. Accordingly, each of the Cabilly II and III patent actions, and the antitrust and unfair competition suit, remain stayed at this time.

Additionally, we have been involved in interference proceedings brought by the United States Patent and Trademark Office (“PTO”) and may be involved in additional interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S.

We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings, and may be involved in other such proceedings in the future. For example, we are involved in European (“EP”) opposition proceedings filed by Teva regarding one of HGS’ issued EP patents covering BENLYSTA. We are also involved in EP opposition proceedings regarding an issued patent of Biogen Idec that HGS and GSK have licensed. In this opposition, the European Patent Office (“EPO”) found Biogen Idec’s claims to a method of treating autoimmune diseases using an antibody to BLyS (such as BENLYSTA), to be valid. Merck Serono SA has appealed this decision to an EPO Technical Board of Appeal, which has proposed to accelerate the proceedings and hold a hearing on October 9-10, 2012. On September 30, 2011, Eli Lilly and Company filed a revocation proceeding in the U.K. against Biogen Idec Inc. with respect to the same Biogen Idec EP patent that is on appeal at the EPO. A trial is expected in the Biogen Idec U.K. revocation proceeding beginning March 18, 2013.

We are also involved in another revocation proceeding in the U.K. brought by Eli Lilly and Company with respect to our EP patent related to BLyS compositions, including antibodies. In 2008, the U.K. High Court ruled that this patent was invalid in the U.K. Eli Lilly had also challenged this patent at the EPO, and in late 2009, an EPO Technical Board of Appeal held that the patent was valid. Nevertheless, in early 2010, the U.K. Court of Appeal disagreed with the EPO and upheld the High Court’s invalidation of the EP patent in the U.K. The U.K. Supreme Court granted HGS permission to appeal this decision and heard the appeal the week of July 18, 2011. On November 2, 2011, the Supreme Court issued a judgment in favor of HGS and allowed HGS’ appeal, dismissed Eli Lilly’s cross-appeal, awarded HGS costs, and remanded the case to the Court of Appeal to resolve the remaining issues. A hearing at the Court of Appeal has been scheduled for July 2-3, 2012. In addition, on February 1, 2012, Eli Lilly & Company filed another action against HGS at the U.K. High Court regarding this U.K. patent. In this new action, Eli Lilly seeks a declaratory judgment that any supplementary protection certificate obtained for HGS’ U.K. patent based on Lilly’s tabalumab product would be invalid.

We are also involved in opposition proceedings we and our collaborator FivePrime initiated February 10, 2012 against an EP patent of Aventis Pharma S.A. related to fibroblast growth factor (“FGF”) receptor fusion proteins.

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

Our trademarks, including BENLYSTA, are important to us and are generally covered by trademark applications or registrations in the United States and in other countries. Trademark protection varies in accordance with local law, and continues in some countries for as long as the mark is used and in other countries for as long as the mark is registered. Trademark registrations are generally for fixed but renewable terms. In certain instances, we rely on our collaborators to protect our trademark rights.

Our trademark applications may not be sufficient to meet the statutory requirements for registration in all cases or may be subject to challenge if they are registered. Other parties may seek to cancel or revoke our trademarks and/or restrict the use of our trademarks through litigation or administrative proceedings in both the United States and in the rest of the world. We cannot assure you that we or our collaborators will be successful in any such proceedings. Moreover, any such litigation or proceeding may require us to modify our trademarks or rebrand our products to avoid infringing the trademark rights of third parties. This may be time-consuming and could adversely affect our revenue.

FINANCIAL AND MARKET RISKS

We are required to provide significant collateral for our letters of credit for our lease obligations and the amount of cash to provide that collateral may increase in the future.

The MEDCO financing of our small-scale manufacturing facility leases is secured by HGS letters of credit, which expire in December 2012. The amount of our required security deposits associated with these letters of credit is approximately $34.3 million. These letters of credit and cash collateral requirements increase our cost of doing business and could have an adverse impact on our overall liquidity, particularly if there was a call for a large amount of additional cash or security deposits due to an unexpectedly large downward movement in the market value of the pledged collateral. We may not be able to raise or provide the additional capital or collateral, if needed. In addition, we may be required to post additional collateral as a result of growing our business, which amounts could be significant, and may cause a significant amount of our cash to be restricted from other uses. We may not be able to raise, access or provide the additional capital as collateral, if needed which could materially adversely impact our results of operation, financial condition and cash flows.

Because of our substantial indebtedness and lease obligations, we may be unable to adjust our strategy to meet changing conditions in the future.

As of December 31, 2011, we had convertible debt of $561.7 million ($701.2 million on a face value basis) and a long-term lease financing for our large-scale manufacturing facility of $252.1 million. During 2011 we made cash interest payments on our convertible debt of $7.8 million. In addition, approximately $78.0 million aggregate principal amount of our remaining convertible subordinated debt due 2011 matured and was repaid in cash in October 2011. During 2011 we made cash payments on our long-term lease financing of $25.0 million. In addition, we have operating leases, primarily our long-term operating lease for our headquarters, for which we made cash payments of $20.0 million during 2011. Our substantial debt and long-term lease obligations will have several important consequences for our future operations. For instance:

•	payments of interest on, and principal of, our indebtedness and our long-term lease obligations will be substantial and may exceed then current income and available cash;

•	we may be unable to obtain additional future financing for marketing efforts, continued clinical trials, capital expenditures or other general corporate purposes;

•	we may be unable to withstand changing competitive pressures, economic conditions and governmental regulations; and

•	we may be unable to pursue acquisitions or in-licensing of additional product candidates or otherwise take advantage of significant business opportunities that may arise.

We may not have adequate financial resources available to repay our outstanding convertible debt at maturity.

As of December 31, 2011, we had $701.2 million in face value of convertible debt outstanding, including $206.7 million in face value of Convertible Subordinated Notes due 2012 (“2012 Notes”). The 2012 Notes are convertible into our common stock at a conversion price of approximately $17.78 per share in August 2012. Our recent stock price has been below the conversion price. If that were to remain the case through maturity, we would be required to pay the 2012 Notes in cash upon maturity. At this time we believe we will have sufficient unrestricted cash to pay the 2012 Notes in cash upon maturity, however, there are other potential uses for these funds. In November 2011, we completed an offering of $494.5 million in face value of Convertible Senior Notes due 2018 (“2018 Notes”). Because it may be one or more years, if ever, before we are likely to generate significant positive cash flow from operations, we may not have enough cash, cash equivalents and marketable securities available to repay all of our convertible debt upon maturity.

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

We invest our cash in accordance with an established internal policy and customarily in instruments that historically have been highly liquid and carried relatively low risk. However, the capital and credit markets have experienced extreme volatility and disruption. Over the past several years, the volatility and disruption reached unprecedented levels. We maintain a significant portfolio of investments in marketable debt securities and restricted investments, which are recorded at fair value. Certain of these transactions expose us to credit risk in the event of default by the issuer. To seek to minimize our exposure to credit risk, we invest in securities with strong credit ratings and have established guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity. We do not invest in derivative financial instruments or auction rate securities, and we generally hold our investments in debt securities until maturity. In recent years, certain financial instruments, including some of the securities in which we have invested, have sustained downgrades in credit ratings and some high quality marketable securities have suffered illiquidity or events of default. Deterioration in the credit market may have an adverse effect on the fair value of our investment portfolio. Should any of our marketable securities or restricted investments lose significant value or have their liquidity impaired, it could materially and adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing may not be available on commercially attractive terms, or at all.

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

OTHER BUSINESS RISKS

We may be subject to product liability or other claims from the use of BENLYSTA or other of our products that could negatively affect our future operations. We have limited product liability insurance.

Product liability and other liability risks are inherent in the testing, manufacturing, marketing and sales of biopharmaceutical formulations and products and product candidates. If the use of one or more of our products or product candidates harms people, we may be subject to costly and damaging product liability claims. This liability might result from claims made directly by patients, hospitals, clinics or other consumers, or by other companies manufacturing these products on our behalf. Our future operations may be negatively affected from litigation costs, settlement expenses, management resources and lost product sales inherent to these claims. In addition, negative publicity associated with any claims, regardless of their merit, may decrease future demand for our products. Any of these effects could have a material adverse effect on our business, financial condition and results of operations. While we will continue to attempt to take appropriate precautions, we cannot assure you that we will avoid significant product liability exposure.

Though we currently maintain product liability insurance, there is no guarantee that such insurance will provide adequate coverage against potential liabilities. We may not foresee requirements for, or be able to obtain or maintain adequate product liability insurance, when needed, on acceptable terms, if at all. As a result, our insurance may not provide adequate coverage against potential liabilities. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient liquidity to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.

Our success is dependent on our continued ability to attract, motivate and retain key personnel. If we lose or are unable to attract key management or other personnel, it could have a material adverse effect on our business, financial condition and results of operations.

Much of our progress to date has resulted from the particular scientific, technical and management skills of personnel available to us. Competition for qualified employees is intense among pharmaceutical and biotechnology companies. Part of being able to attract, motivate and retain key personnel is our ability to offer a competitive compensation package, including cash bonus and equity incentive awards. Our equity incentive awards are directly tied to our stock price. Because of the reduction in our stock price during 2011, the exercise price of a substantial number of equity incentive awards granted in the last several years exceeds the market price of our stock. As a result, an important component of our compensation package in the last several years has little or no retention value. In addition, our ability to offer attractive equity incentive awards in the future may be limited or nonexistent if we are unable to obtain stockholder approval to maintain a sufficient number of shares available for grant under our stock incentive plan. If we are unable to provide a compensation package that is competitive within our industry, or otherwise successfully compete to attract, motivate and retain qualified management and other highly skilled employees, this could materially adversely affect the implementation of our business strategy or delay the commercialization of our products. In January 2012 we eliminated approximately 150 positions resulting in the severance of approximately 100 employees and announced corresponding spending reductions to reflect current program and business requirements. Positions across the company were affected, including manufacturing, R&D and administration. This workforce reduction and the spending reduction efforts may negatively impact the morale of our remaining employees, which may adversely affect our ability to retain or attract qualified employees to fill necessary positions. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace necessary departing employees with new, qualified employees, our operations may suffer.

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

Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. During the 12 months ended December 31, 2011, the closing price of our common stock has been as low as $6.64 per share and as high as $29.70 per share. Future market fluctuations may cause the market price of our common stock to be lower or more volatile than you expected.

The price and volume fluctuations in our stock may often be unrelated to our operating performance. The market price of our common stock could fluctuate widely because of:

•

future announcements about our company, our competitors, or other companies engaged in drug development or sale including the results of testing, clinical trials, technological innovations or new commercial products;

•	regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ products;

•	litigation or governmental action involving or affecting us;

•	changes in government regulations;

•	developments affecting our collaboration partners or in our relationships with our collaboration partners;

•	announcements relating to health care reform or changes in reimbursement policies;

•	our failure to acquire or maintain proprietary rights to the gene sequences we discover or the products we develop;

•	public concern as to the safety of our products; and

•	political and economic factors affecting market prices generally or our market segment or our company particularly.

In addition, the stock market in general and the NASDAQ Global Select Market and the stock of biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. Recently, two securities class action lawsuits were filed against HGS in federal court in Maryland. See Part 1, Item 3, “Legal Proceedings” of this report for further discussion.

The issuance and sale of shares underlying our outstanding convertible debt securities and options, as well as the sale of additional equity or equity-linked securities would dilute the holdings of our existing stockholders and may materially and adversely affect the price of our common stock.

Sales of substantial amounts of shares of our common stock or securities convertible into or exchangeable for our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and may continue to use our common stock or securities convertible into or exchangeable for our common stock to acquire technology, product rights or businesses, or for other purposes. Our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share. As of December 31, 2011, we had 198,750,531 shares of common stock outstanding. In addition, an aggregate of approximately 11,624,827 shares of our common stock are issuable upon conversion of our outstanding 2012 Notes at an applicable conversion price of $17.78 per share; an aggregate of approximately 37,110,692 shares of our common stock are issuable upon conversion of our outstanding 2018 Notes at an applicable conversion price of $13.33 per share; 25,068,812 shares of our common stock are issuable upon the exercise of options outstanding as of December 31, 2011, having a weighted-average exercise price of $15.84 per share, including 4,404,965 stock options granted during 2011 with a weighted-average grant date fair value of $14.26 per share; and 375,813 shares of our common stock are issuable upon the vesting of restricted stock unit awards outstanding as of December 31, 2011. Furthermore, up to 10,298,500 shares of our common stock are potentially due to us upon settlement of our capped call option contracts in 2018. If we issue additional equity securities, including in exchange for our outstanding convertible debt or in connection with the exercise or vesting of equity awards, the price of our common stock may be materially and adversely affected and the holdings of our existing stockholders would be diluted.

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

We currently lease and occupy approximately 1,020,000 square feet of laboratory, manufacturing and office space in Rockville, Maryland. Our space includes approximately 190,000 square feet of laboratory space, approximately 508,000 square feet of manufacturing and manufacturing support space and approximately 322,000 square feet of office space. This excludes a portion of our headquarters facility under lease which is currently not being utilized. In addition to our space in Rockville, Maryland, we also lease and occupy a small amount of office space in Europe.

We anticipate that existing commercial real estate or the available land located at our laboratory and office campus will enable us to continue to expand our operations in close proximity to one another. We believe that our properties are generally in good condition, well maintained, suitable and adequate to carry on our business.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various legal proceedings, including, among others, patent oppositions, patent revocations, patent infringement litigation, securities class actions, shareholder derivative litigation and other matters incidental to our business. While it is not possible to accurately predict or determine the eventual outcome of these matters or estimate a range of loss, one or more of these matters currently pending could have a material adverse effect on our financial condition, results of operations or cash flows. The following is a description of material legal proceedings involving the company. We are vigorously defending all of the legal proceedings involving the company, including each of the legal proceedings matters listed below.

In November 2011, two securities class actions were filed in the United States District Court for the District of Maryland against HGS and a number of its current and former executive officers and directors. GSK was also named as a defendant. The complaints were filed by alleged purchasers of HGS common stock during 2009 and 2010 and allege violations of securities laws during that time period. In addition, three shareholder derivative actions were filed during December 2011 and January 2012 in the United States District Court for the District of Maryland by current shareholders, purportedly on behalf of the company, and are related to essentially the same allegations made in the securities class actions. It is possible that additional suits will be filed with respect to these same matters. We believe the allegations in the foregoing complaints are without merit and intend to vigorously defend these claims.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ Global Market under the symbol HGSI. The following table presents the quarterly high and low closing prices as quoted by NASDAQ.

	High	Low
2011
First Quarter	$29.03	$23.85
Second Quarter	$29.70	$24.54
Third Quarter	$24.96	$11.49
Fourth Quarter	$13.98	$6.64

2010
First Quarter	$32.68	$25.76
Second Quarter	$33.30	$22.46
Third Quarter	$30.18	$21.84
Fourth Quarter	$29.79	$23.60

As of January 31, 2012, there were 578 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future, in part because existing lease agreements prohibit such dividends. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

The following graph compares the performance of our Common Stock for the periods indicated with the performance of the NASDAQ U.S. Stock Market Total Return Index (the “TRI”) and the NASDAQ Pharmaceutical Index (the “NPI”). The comparison assumes $100 was invested on December 31, 2006 in our Common Stock and in each of the foregoing indices and assumes the reinvestment of dividends, if any.

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

We present below our selected consolidated financial data for the years ended December 31, 2011, 2010 and 2009, and as of December 31, 2011 and 2010, which have been derived from the audited consolidated financial statements included elsewhere herein and should be read in conjunction with such consolidated financial statements and the accompanying notes. We present below our selected financial data for the years ended December 31, 2008 and 2007, and as of December 31, 2009, 2008 and 2007, which have been derived from audited financial statements not included herein. The results of operations of prior periods are not necessarily indicative of results that may be expected for any other period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share and ratio data)
Statement of Operations Data:
Revenue:
Product sales	$104,863	$47,159	$154,074	$—	$—
Manufacturing and development services	24,840	22,695	50,653	—	—
Research and development collaborative agreements	1,272	87,497	71,022	48,422	41,851

Total revenue	130,975	157,351	275,749	48,422	41,851

Costs and expenses:
Cost of product sales	47,061	29,941	15,805	—	—
Cost of manufacturing and development services	28,999	15,016	18,215	—	—
Research and development expenses	196,182	196,370	173,709	243,257	246,293
Selling, general and administrative expenses	158,779	106,797	61,073	60,865	55,874
Commercial collaboration expenses	31,222	—	—	—	—
Facility-related exit (credits) charges	(1,717)	—	759	—	(3,673)

Total costs and expenses	460,526	348,124	269,561	304,122	298,494

Income (loss) from operations	(329,551)	(190,773)	6,188	(255,700)	(256,643)

Investment income	12,175	16,966	12,727	23,487	32,988
Interest expense	(62,056)	(59,500)	(58,424)	(62,912)	(60,716)
Gain on extinguishment of debt	—	—	38,873	—	—
Gain on sale of long-term equity investment	—	—	5,259	32,518	—
Other income (expense)	(1,674)	76	(238)	(6,284)	—

Income (loss) before taxes	(381,106)	(233,231)	4,385	(268,891)	(284,371)
Income tax benefit	—	—	1,274	—	—

Net income (loss)	$(381,106)	$(233,231)	$5,659	$(268,891)	$(284,371)

Net income (loss) per share, basic and diluted	$(1.97)	$(1.24)	$0.04	$(1.99)	$(2.12)

Other Data:
Ratio of earnings to fixed charges	—	—	1.06	—	—
Coverage deficiency	$(381,106)	$(233,231)	$—	$(268,891)	$(284,371)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA, CONTINUED

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, marketable securities, and restricted investments (1)	$881,434	$933,382	$1,191,660	$372,939	$603,840
Total assets (1)	1,407,576	1,315,029	1,530,630	686,832	961,566
Total debt and lease financing (2)	813,840	623,367	598,435	664,074	637,513
Accumulated deficit	(2,801,003)	(2,419,897)	(2,186,666)	(2,192,325)	(1,923,434)
Total stockholders’ equity (deficit)	456,419	585,763	755,415	(136,304)	117,145

(1)	“Cash, cash equivalents, marketable securities and restricted investments” and “Total assets” for 2011, 2010, 2009, 2008 and 2007 include $80,193, $79,510, $88,437, $69,360 and $70,931 respectively, of restricted investments relating to certain leases.
(2)	“Total debt and lease financing” for 2011, 2010, 2009, 2008 and 2007 does not include any operating lease obligations under various facility and equipment lease arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Human Genome Sciences, Inc. (“HGS”) is a biopharmaceutical company that exists to place new therapies into the hands of those battling serious disease. Our lead products are BENLYSTA® (belimumab) for systemic lupus erythematosus (“SLE”) and raxibacumab for inhalation anthrax.

BENLYSTA was approved in March 2011 by the U.S. Food and Drug Administration (“FDA”) for the treatment of adult patients with active, autoantibody-positive SLE who are receiving standard therapy. We launched BENLYSTA shortly thereafter and recognized revenue from our first BENLYSTA sales in March 2011. In July 2011, the European Commission granted marketing authorization for BENLYSTA as an add-on therapy in adult patients with active autoantibody-positive SLE, with a high degree of disease activity despite standard therapy. BENLYSTA is currently available in the United States, Canada and an increasing number of European countries, including Germany, Spain, Austria, Denmark, Finland, Hungary, Norway and Sweden. In addition, regulatory submissions are pending in other countries.

We are developing BENLYSTA with our partner, GlaxoSmithKline (“GSK”), under a 2006 co-development and co-commercialization agreement. In the United States, we and GSK both have sales teams that are working together to commercialize BENLYSTA. In Germany, France and Spain, our team will work alongside GSK to commercialize BENLYSTA, and in the rest of the world GSK will lead local implementation of the commercialization of BENLYSTA. We recognize product sales revenue from BENLYSTA sales in the U.S., and GSK recognizes product sales revenue from sales in the rest of the world. We share profits and certain expenses with GSK on a worldwide basis. Under the agreement, we are responsible for the global supply of BENLYSTA.

We continue to deliver raxibacumab to the U.S. Strategic National Stockpile (“SNS”) for emergency use in treating inhalation anthrax. In 2009, we completed the delivery of 20,001 doses of raxibacumab to the SNS under an initial order and as a result recognized $162.5 million in product sales and manufacturing and development services revenue. In July 2009, the U.S. Government (“USG”) exercised its option under our contract to purchase 45,000 additional doses of raxibacumab, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed, $117.4 million of which has been recognized as revenue through December 31, 2011. In May 2009, we submitted a Biologics License Application (“BLA”) to the FDA for raxibacumab for the treatment of inhalation anthrax. We received a Complete Response Letter in November 2009, and we continue to work closely with the FDA to obtain approval. HGS will receive approximately $20.0 million from the USG if raxibacumab is licensed by the FDA.

In addition to our internal pipeline, we have substantial financial rights to two novel drugs that GSK has advanced to late-stage development. The first of these is darapladib, which was discovered by GSK based on HGS technology. In two Phase 3 trials, GSK is currently evaluating whether darapladib can reduce the risk of adverse cardiovascular events such as heart attack or stroke in patients with chronic coronary heart disease and acute coronary syndrome, respectively. The combined darapladib Phase 3 program spans 42 countries and has enrolled more than 28,500 patients. The second is albiglutide, for which GSK currently has eight Phase 3 trials in progress to evaluate the long-term efficacy, safety and tolerability of albiglutide as monotherapy and add-on therapy for patients with type 2 diabetes mellitus. Albiglutide was created by HGS using its proprietary albumin-fusion technology, and the product was licensed to GSK in 2004.

We are working on potential additional indications for BENLYSTA as well as additional methods of delivery. Currently, BENLYSTA is delivered by infusion at two-week intervals for the first three doses and every four weeks thereafter. In December 2011, we initiated dosing of patients in BLISS-SC, a Phase 3 trial of the subcutaneous formulation of BENLYSTA. If this trial is successful and regulatory authorities agree, the subcutaneous formulation will make it possible for patients to self-administer BENLYSTA by injection once a week. In 2012, we plan to initiate Phase 3 trials of BENLYSTA in vasculitis and active lupus nephritis.

Overview (continued)

We are also working to expand and advance our mid- and early-stage pipeline beyond BENLYSTA. A randomized Phase 2 trial is currently evaluating mapatumumab in combination with Nexavar® (sorafenib) for the treatment of advanced hepatocellular cancer. Mapatumumab is a human monoclonal antibody to TRAIL receptor 1. In March 2011, we entered into an agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop and commercialize HGS1036 (formerly FP-1039) for multiple cancers.

We and Novartis were developing ZALBINTM for the treatment of patients with chronic hepatitis C. In 2010, the FDA expressed concerns regarding the risk-benefit assessment of ZALBIN dosed at 900-mcg every two weeks. Based on the FDA and similar European Medicines Agency feedback, we and Novartis decided to end further development of ZALBIN in 2010.

Strategic partnerships are an important driver of our commercial success. We have a co-development and co-commercialization agreement with GSK for BENLYSTA, and raxibacumab is being developed under a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”), U.S. Department of Health and Human Services (“HHS”). Our strategic partnerships with leading pharmaceutical and biotechnology companies allow us to leverage our strengths and gain access to sales and marketing infrastructure, as well as complementary technologies. Some of these partnerships provide us with licensing or other fees, clinical development cost-sharing, milestone payments and rights to royalty payments as products are developed and commercialized. In some cases, we are entitled to certain commercialization, co-promotion, revenue-sharing and other product rights.

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

We currently believe the following accounting policies to be critical:

Investments. We account for investments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) Topic 320, Investments – Debt and Equity Securities. We carry our investments at their respective fair values. We periodically evaluate the fair values of our investments to determine whether any declines in the fair value of investments represent an other-than-temporary impairment. This evaluation consists of a review of several factors, including but not limited to the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and our intent to hold the security until the market value recovers, which may be maturity. We also evaluate whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If management determines that such an impairment exists we would recognize an impairment charge. Because we may determine that market or business conditions may lead us to sell a marketable security prior to maturity, we classify our marketable securities as “available-for-sale.” Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheets, and unrealized holding gains and losses for these investments are reported as a separate component of stockholders’ equity until realized, or an other-than-temporary impairment is recorded. We classify those marketable securities that may be used in

Critical Accounting Policies and the Use of Estimates (continued)

operations within one year as marketable securities. Those marketable securities in which we have both the ability to hold until maturity and have a maturity date beyond one year from our most recent consolidated balance sheet date are classified as non-current marketable securities.

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

Inventories. Inventories, which are recorded at the lower of cost or market, include materials, labor and other direct and indirect costs and are valued using the first-in, first-out method. We capitalize inventories produced in preparation for product launches when the related product candidates are considered likely to receive regulatory approval and it is probable that the related costs will be recoverable through the commercialization of the product. Inventory is evaluated for impairment by consideration of factors such as lower of cost or market, net realizable value, obsolescence or expiry. Our inventories have carrying values that do not exceed cost nor do they exceed net realizable value. We believe BENLYSTA has limited risk of obsolescence at this time based on our market research, which is used to estimate future demand.

Inventory that is not expected to be utilized until more than 12 months from the balance sheet date is classified as non-current. Estimating the level of inventory utilization for the upcoming 12 months requires management to exercise significant judgment. We maintain inventory levels in excess of 12 months to mitigate risks such as product shortage due to higher than anticipated product demand, long lead times for manufacturing finished goods, supply interruptions for raw materials and risks of production disruptions at our sole U.S. FDA-approved manufacturing site due to contamination, equipment failure or other facility-related issues. Carrying such levels of inventory impacts our liquidity and cash flows since the inventory will not be converted to cash for more than one year from the balance sheet date.

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

We do not expect changes to current BENLYSTA demand estimates that would result in any material excess or obsolete inventory.

Deferred revenue. Deferred revenue consists primarily of amounts related to raxibacumab and certain BENLYSTA shipments. We recognize raxibacumab revenue based on the average contracted price as shipments occur and record the difference between the invoiced price and the average contracted price in deferred revenue. Revenue relating to BENLYSTA shipments to specialty distributors is deferred and recognized as revenue once product has been sold-through to healthcare providers.

Leases. We lease various real properties under operating leases that generally require us to pay taxes, insurance and maintenance. During 2006, we entered into a 20-year lease agreement with BioMed Realty Trust, Inc. (“BioMed”) for our Traville facility. We account for the Traville lease with BioMed as an operating lease.

Critical Accounting Policies and the Use of Estimates (continued)

In 2006 and as described further in Note F, Long-Term Debt, of the Notes to the Consolidated Financial Statements, we sold our large-scale manufacturing facility (“LSM”) and headquarters land to BioMed, and simultaneously agreed to lease such assets back over 20 years. We recorded the sale and leaseback of these assets as a financing transaction and accordingly recorded the allocated sale proceeds as outstanding debt on our balance sheet. We account for lease payments under the related lease agreements as principal and interest payments on this debt.

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

Product sales. Product sales consist of U.S. sales of BENLYSTA and raxibacumab. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, all performance obligations have been met and returns can be reasonably estimated. Product sales are recorded net of accruals for estimated rebates, chargebacks, discounts and other deductions (collectively, “sales deductions”) and returns. Amounts accrued for sales deductions and returns are adjusted when trends, significant events, or actual results indicate that adjustment is appropriate. With the exception of allowances for prompt payment, allowances for sales deductions and returns are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2011.

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

•

BENLYSTA is distributed in the U.S. using specialty distributors and wholesalers. Under this model, exclusive distributors purchase and take physical delivery and title of product, and then sell to physicians or their clinics. Because we received FDA approval in the first quarter of 2011, we currently cannot make a reasonable estimate of future product returns when product is delivered to distributors. Therefore, we currently do not recognize revenue upon product shipment to specialty distributors, even though the distributor is invoiced upon product shipment. Instead, we recognize revenue through the specialty distributor channel at the time of shipment to the physicians or their clinics. As of December 31, 2011, we have deferred

Critical Accounting Policies and the Use of Estimates (continued)

revenue of approximately $1.8 million with respect to BENLYSTA, which represents product shipped to specialty distributors but not yet sold through to physicians or clinics. The product at the specialty distributors is subject to return under the conditions described below. As of December 31, 2011, the manufacturing cost of product at the specialty distributors is negligible, as it was manufactured prior to our capitalization date in 2010. Royalties or other cost of sales will be recorded upon revenue recognition. Wholesalers supply product to all other healthcare providers (e.g. hospitals, pharmacies), however they do not take physical delivery of product. All wholesaler orders are drop-shipped directly to the healthcare providers. For wholesaler purchases, we currently recognize revenue upon shipment to the healthcare provider.

•

Product returns. BENLYSTA customers are not offered a general right of return. However, we will accept product that is damaged or defective when shipped directly from GSK or for expired product up to 12 months subsequent to its expiration date. Due to the price of BENLYSTA and limited contractual rights of return, healthcare providers generally only carry inventory quantities estimated to meet projected short-term demand. Once product has been delivered to healthcare providers, the risk of material returns is significantly mitigated, and we are able to make a reasonable estimate of future returns at that point. In developing estimates for sales returns, we consider shelf life of the product, expected demand based on market data and publicly available return rates used for other biologic drugs. In addition, we consider the price of the product, the nature of healthcare providers, the ability of healthcare providers to obtain product on a just-in-time basis, the predictability of patient infusion and dosing and the absence of financial incentives that would promote bulk or advance purchasing. For reference, a 10% change to the returns allowance percentage for 2011 would result in a $0.1 million impact to net product sales for 2011.

•

Rebates. Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates are based in part on third party market research data. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment. For reference, a 10% change to the rebate allowance percentage for 2011 would result in a $0.2 million impact to net product sales for 2011.

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

•

Distributor / Wholesaler deductions. U.S. specialty distributors and wholesalers are offered various forms of consideration including allowances, service fees and prompt payment discounts. Distributor allowances and service fees arise from contractual agreements with distributors and are generally a fixed rate per vial purchased. Wholesale customers are offered a prompt pay discount for payment within a specified period. Distributor allowances and service fees and wholesaler prompt payment discounts recorded in our 2011 statement of operations are based on actual product sales and are not estimates.

Critical Accounting Policies and the Use of Estimates (continued)

•

Co-pay assistance. Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. We accrue a liability for co-pay assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. For reference, a 10% change to the co-pay allowance percentage for 2011 would result in a negligible impact to net product sales for 2011.

The following table summarizes the activity of BENLYSTA sales deductions and return amounts recorded in Accrued expenses in our consolidated balance sheet for 2011 (dollars in millions):

	Rebates & Chargebacks	Wholesaler/Distributor Deductions, Co-pay Assistance & Prompt Pay	Returns	Total

Balance as of January 1, 2011	$—	$—	$—	$—

Reserve for current period sales	0.5	0.2	0.1	0.8
Adjustment for prior period sales	—	—	—	—
Credits/payments for prior period sales	—	—	—	—
Credits/payments for current period sales	—	—	—	—

Balance as of June 30, 2011	0.5	0.2	0.1	0.8

Reserve for current period sales	1.6	0.6	0.3	2.5
Adjustment for prior period sales	0.1	—	—	0.1
Credits/payments for prior period sales	(0.2)	(0.2)	—	(0.4)
Credits/payments for current period sales	(0.1)	(0.1)	—	(0.2)

Balance as of September 30, 2011	1.9	0.5	0.4	2.8

Reserve for current period sales	2.3	0.9	0.3	3.5
Adjustment for prior period sales	—	(0.1)	—	(0.1)
Credits/payments for prior period sales	(0.6)	(0.5)	—	(1.1)
Credits/payments for current period sales	(0.3)	(0.1)	—	(0.4)

Balance as of December 31, 2011	$3.3	$0.7	$0.7	$4.7

Because our commercial launch of BENLYSTA began near the end of March 2011, we had no sales deductions and return activity for the three months ended March 31, 2011.

We are not the principal with respect to BENLYSTA sold outside the U.S., i.e. in the rest of world (“ROW”). Therefore, we do not record product sales with respect to this activity.

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

Research and development collaborative agreements. Our revenue recognition policies for all non-refundable up-front license fees and milestone arrangements are in accordance with the guidance provided in FASB ASC Topic 605, Revenue Recognition. FASB ASC Topic 605 provides guidance on when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables

Critical Accounting Policies and the Use of Estimates (continued)

in a revenue arrangement constitute separate units of accounting according to FASB ASC Topic 605’s separation criteria, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement. Under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting, non-refundable up-front license fees are deferred and recognized as revenue on a straight-line basis over the expected term of our continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. If not deemed substantive, we would recognize such milestones as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process. Milestones are considered substantive if all of the following conditions are met: (1) it is commensurate with either our performance to meet the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the our performance to achieve the milestone, (2) it relates solely to past performance, and (3) the value of the milestone is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Payments received in advance of work performed are recorded as deferred revenue.

The up-front license fee and expense reimbursement received in 2006 from Novartis in connection with ZALBIN along with subsequently received milestones were recognized ratably over the estimated four-year clinical development period ending in 2010. Our initial payment from GSK in connection with BENLYSTA was recognized ratably over the estimated four-year clinical development period ending in 2010. Our up-front license fee with GSK in connection with albiglutide is being recognized ratably over the estimated eight-year clinical development period ending in 2012. Our revenues from other research and development collaborative agreements in 2011, 2010 and 2009 have generally been recognized in full upon receipt, as we have met the criteria for recognition.

Cost of product sales. We capitalize inventories produced in preparation for product launches when the related product candidates are considered likely to receive regulatory approval and it is probable that the related costs will be recoverable through the commercialization of the product. Prior to capitalization, the cost of manufacturing drug product is recognized as research and development expense in the period that the cost is incurred. Therefore, manufacturing costs incurred prior to capitalization are not included in cost of product sales when revenue is recognized from the sale of that drug product.

Prior to receiving a follow-on order for raxibacumab from the USG in July 2009, we did not capitalize inventory costs related to this product. Although authorization to ship to the SNS was received in January 2009, there continued to be uncertainty around future product orders. Beginning in July 2009, the cost of manufacturing raxibacumab is recognized as a cost of product sales (capitalized and then expensed when revenue is recognized), rather than research and development expenses in the period that the cost is incurred.

Prior to the BENLSYTA Advisory Committee meeting in November 2010, we did not capitalize inventory costs related to this product. Following the positive outcome of the Advisory Committee, the cost of manufacturing BENLYSTA is being capitalized and will be expensed as cost of product sales as revenue is recognized, rather than being recorded as research and development expenses in the period that the cost is incurred.

Cost of product sales also includes royalties paid or payable to third parties based on the sales levels of certain products, distribution services costs and any applicable unabsorbed costs as a result of not operating our manufacturing facilities at full capacity.

Critical Accounting Policies and the Use of Estimates (continued)

Research and development expenses. Research and development expenses primarily include related salaries, outside services, materials and supplies and allocated facility costs. Such costs are charged to research and development expense as incurred. Our drug development expenses include accruals for clinical site and clinical research organization (“CRO”) costs. Estimates of the incurred to date but not yet received invoices must be made for clinical site and CRO costs in determining the accrued balance in any accounting period. Reimbursement of research and development expenses received in connection with collaborative cost-sharing agreements is recorded as a reduction of such expenses.

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

We account for share-based awards to employees and non-employee directors pursuant to FASB ASC Topic 718, Compensation – Stock Compensation, which requires that compensation cost resulting from share-based payment transactions be recognized in the financial statements at fair value over the service period. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We use the Black-Scholes-Merton model to estimate the fair value of our option grants. The fair value calculated by this model is a function of several factors, including grant price, the risk-free interest rate, the estimated term of the option and the estimated future volatility of the option. The estimated term and estimated future volatility of the options require our judgment.

Commercial collaboration expenses. Commercial collaboration expenses include GSK’s share of the collaboration profit with respect to BENLYSTA sales in the United States. At this time, it also includes our share of the ROW collaboration expense incurred by GSK. In the period when ROW results become profitable, we will begin to reflect such results as commercial collaboration income. Commercial collaboration expenses/income does not include any research and development expenses shared with GSK.

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

In determining the effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local and foreign income taxes and our ability to use tax incentives. We file income tax returns in U.S. federal, state and foreign jurisdictions. Our income taxes have not been subject to examination by any tax jurisdictions since our inception. Accordingly, all our filed income tax returns are subject to examination by the taxing jurisdictions.

Results of Operations

Years Ended December 31, 2011 and 2010

Revenues. We had revenues of $131.0 million and $157.4 million for 2011 and 2010, respectively. Revenues for 2011 primarily included $52.3 million in BENLYSTA product sales ($59.2 million in gross sales before sales deductions and returns), as well as $52.5 million in raxibacumab product sales and $24.8 million in manufacturing and development services revenue. Revenues for 2010 consisted primarily of $82.8 million recognized from Novartis with respect to ZALBIN, as well as $47.2 million in raxibacumab product sales and $22.7 million from manufacturing and development services revenue. No revenue with respect to ZALBIN has been recognized beyond September 2010 due to our decision to end further development of ZALBIN based on regulatory feedback. BENLYSTA revenue in future periods is expected to increase as BENLYSTA sales progress. In addition, product sales in 2012 are expected to include approximately $25.0 million of raxibacumab sales related to the second USG order.

Cost of product sales. Cost of product sales was $47.1 million and $29.9 million for 2011 and 2010, respectively. The increase in cost of product sales for 2011 is primarily related to BENLYSTA royalties, increased raxibacumab product cost and royalties and expenses related to rejected or terminated production batches. Cost of product sales and gross margins for 2011 benefited from BENLYSTA product sales with no related cost of sales, other than royalties and distribution costs, because such inventory was manufactured prior to our capitalization date and charged to research and development expenses in the period manufactured. As of December 31, 2011 and 2010, we had BENLYSTA inventory which cost approximately $92.8 million and $112.8 million, respectively, with no carrying value, and accordingly, we expect our future cost of product sales and our gross margins to benefit from utilization of this inventory, which is sold on a first-in-first-out basis, to the extent it is used commercially rather than clinically.

As of December 31, 2011, our current inventory includes an aggregate of $10.8 million of raw materials and work in process relating to anticipated future orders for raxibacumab beyond that which is required to fulfill the second order from the USG. We currently expect to recover the cost of this inventory through future sales of raxibacumab. If we do not receive additional orders for raxibacumab, we would need to record a charge to cost of product sales for this amount of inventory. In addition, we would need to expense 2012 costs attributable to raxibacumab.

Cost of manufacturing and development services. Cost of manufacturing and development services was $29.0 million and $15.0 million for 2011 and 2010, respectively. Our manufacturing and development services costs include costs associated with contract manufacturing services and raxibacumab development services costs. Our costs with respect to contract manufacturing services can represent a significant portion of revenues, depending upon production volumes, efficiencies and product mix. During 2011, we expensed certain quarantined or terminated production batches that were manufactured. After briefly suspending production, we resumed production in September 2011 and returned to a normal production level with respect to this contract in late 2011.

Manufacturing capacity. To the extent our commercial production levels are below normal capacity and we are not manufacturing commercial product during any portion of a year, the costs attributable to this excess capacity would be recorded as cost of sales in the period incurred. Based on our current plans, we anticipate that our large-scale manufacturing facility will be operating below normal capacity during portions of 2012 and that such excess capacity costs could range between $35.0 million and $40.0 million.

Expenses. Research and development net expenses were $196.2 million for 2011 compared to $196.4 million for 2010. Our research and development expenses for 2011 and 2010 are net of $27.9 million and $61.6 million, respectively, of costs reimbursed primarily by GSK and Morphotek in 2011 and primarily by GSK and Novartis in 2010.

Results of Operations (continued)

Years Ended December 31, 2011 and 2010 (continued)

We track our research and development expenditures by type of cost incurred – research, pharmaceutical sciences, manufacturing and clinical development.

Our research costs increased to $27.3 million for 2011 as compared to $23.2 million for 2010. This increase is primarily due to increased HGS1036 research and increased new target activity, partially offset by decreased BENLYSTA, ZALBIN and HGS1029 research activity. Our research costs for 2011 and 2010 are net of $3.3 million and $2.9 million, respectively, of cost reimbursement from GSK and Morphotek in 2011, and GSK and Novartis in 2010 under cost sharing provisions in our collaboration agreements.

Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $20.9 million for 2011 from $27.8 million for 2010. This decrease is primarily due to the discontinuation of ZALBIN in 2010, partially offset by an increase in HGS1036 activity. Pharmaceutical sciences costs for 2011 are net of $4.8 million of cost reimbursement from GSK and Morphotek. Pharmaceutical sciences costs for 2010 include $0.6 million of net costs incurred by GSK and Novartis under cost sharing provisions in our collaboration agreements.

Our research-related manufacturing costs decreased to $31.1 million for 2011 from $80.2 million for 2010. This decrease is primarily due to the expensing of manufacturing costs incurred to produce BENLYSTA during 2010 before we started to capitalize such costs in November 2010. These manufacturing costs for 2011 and 2010 are net of $5.4 million and $43.4 million, respectively, of cost reimbursement from GSK and Morphotek in 2011 and GSK and Novartis in 2010 under the cost sharing provisions in our collaboration agreements.

Our clinical development costs increased to $116.9 million for 2011 from $65.2 million for 2010. This increase is primarily due to the payment of a $50.0 million upfront license fee to FivePrime in 2011. Our clinical development costs for 2011 and 2010 are net of $14.4 million and $15.9 million, respectively, of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements.

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

Selling, general and administrative expenses increased to $158.8 million for 2011 from $106.8 million for 2010. This increase is primarily due to increased commercial readiness activities, such as market research and additional personnel including our sales force, which was hired in late 2010. Selling, general and administrative expenses in future periods are likely to increase as the level of commercial activities rises.

Commercial collaboration expenses of $31.2 million for 2011 include GSK’s share of the collaboration profit with respect to BENLYSTA sales in the United States. It also includes our share of the ROW collaboration expense incurred by GSK. In the period when ROW results become profitable, we will begin to reflect the ROW results as commercial collaboration income.

Facility-related exit credits of $1.7 million for 2011 relate to the reversal of our remaining exit reserve for certain exited space. During 2011, we decided to use this remaining exited space and therefore reversed the remaining reserve. See Note J, Facility-Related Exit Credits, of the Notes to the Consolidated Financial Statements for additional discussion.

Results of Operations (continued)

Years Ended December 31, 2011 and 2010 (continued)

Investment income decreased to $12.2 million for 2011 from $17.0 million for 2010. The decrease is primarily due to lower average investment balances. Investment income also includes realized net gains on our marketable securities and restricted investments of $0.2 million for 2011 as compared to net losses of $0.3 million for 2010. Our average investment balances are now higher due to proceeds received from our 2011 debt offering, which should have a positive impact on our investment income in 2012. A general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

Interest expense increased to $62.1 million for 2011 compared to $59.5 million for 2010. Interest expense increased during 2011 and is anticipated to increase in 2012 compared to 2011 due to the issuance of $494.5 million of convertible senior notes in November 2011. Interest expense includes non-cash interest expense related to amortization of debt discount of $23.5 million and $23.1 million for 2011 and 2010, respectively, as a result of the adoption of FASB ASC 470 which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.

We recorded other expense of $1.7 million for 2011 compared to other income of $0.1 million for 2010. The change from other income to other expense is primarily due to a charge for an other-than-temporary impairment of our investment in Aegera Therapeutics, Inc. in March 2011. See Note D, Collaborations and Other Agreements, of the Notes to the Consolidated Financial Statements for additional discussion.

Net income (loss). We recorded a net loss of $381.1 million, or $1.97 per basic and diluted share, for 2011, compared to net loss of $233.2 million, or $1.24 per basic and diluted share, for 2010. The increased net loss is primarily due to lower revenue recognized in 2011 from research and development collaborative agreements, increased selling, general and administrative expenses and commercial collaboration expense as we launched BENLYSTA, along with higher cost of product sales and cost of manufacturing and development services, partially offset by BENLYSTA revenue in 2011.

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

Cost of product sales. Cost of product sales was $29.9 million and $15.8 million for 2010 and 2009, respectively. Cost of product sales for 2010 includes the cost of manufacturing raxibacumab and royalties whereas the cost of product sales for 2009 included only royalties, as the manufacturing costs had been previously expensed. Cost of product sales for 2010 also includes amounts expensed related to rejected or terminated raxibacumab production batches.

Cost of manufacturing and development services. Cost of manufacturing and development services was $15.0 million and $18.2 million for 2010 and 2009, respectively. Our manufacturing and development services costs include costs associated with contract manufacturing services and raxibacumab development services costs. The decrease in manufacturing and development services costs is primarily due to reduced contract manufacturing activities.

Expenses. Research and development expenses were $196.4 million for 2010 as compared to $173.7 million for 2009. Our research and development expenses for 2010 are net of $61.6 million of costs primarily reimbursed by GSK and Novartis. Our research and development expenses for 2009 are net of $44.0 million of costs reimbursed primarily by GSK and Novartis.

Our research costs amounted to $23.2 million for 2010 as compared to $19.0 million for 2009. This increase is primarily due to activity related to HGS1029 and new target development. Our research costs for 2010 and 2009 are net of $2.9 million and $3.2 million, respectively, of cost reimbursement primarily from GSK and Novartis under cost sharing provisions in our collaboration agreements.

Our pharmaceutical sciences costs decreased to $27.8 million for 2010 from $31.4 million for 2009. This decrease is primarily due to decreased activity related to contract manufacturing services and ZALBIN, partially offset by increased BENLYSTA activity. Pharmaceutical sciences costs for 2010 include $0.6 million of net costs incurred by GSK and Novartis. Pharmaceutical sciences costs for 2009 are net of $0.5 million of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements.

Our manufacturing costs increased to $80.2 million for 2010 from $49.0 million for 2009. This increase is primarily due to increased BENLYSTA production partially offset by decreased ZALBIN activity and capitalization of raxibacumab manufacturing costs in 2010. Our manufacturing costs for 2010 and 2009 are net of $43.4 million and $9.7 million, respectively, of cost reimbursement from GSK and Novartis under the cost sharing provisions in our collaboration agreements. Manufacturing costs incurred to produce BENLYSTA prior to the FDA Advisory Committee vote to recommend approval were expensed as incurred.

Our clinical development costs decreased to $65.2 million for 2010 from $74.3 million for 2009. The decrease is primarily due to the completion of our first BENLYSTA Phase 3 clinical trial in 2009, completion of our second Phase 3 BENLYSTA clinical trial in March 2010 and decreased raxibacumab development activities. Our clinical development costs for 2010 and 2009 are net of $15.9 million and $30.5 million, respectively, of cost reimbursement from GSK and Novartis under cost sharing provisions in our collaboration agreements.

Results of Operations (continued)

Years Ended December 31, 2010 and 2009 (continued)

Selling, general and administrative expenses increased to $106.8 million for 2010 from $61.1 million for 2009. This increase is primarily due to increased commercial readiness activities, such as market research and additional personnel including our sales force, which was hired in late 2010.

Facility-related exit charges of $0.8 million for 2009 relate to an adjustment to our exit reserve for Wing C. See Note J, Facility-Related Exit Credits, of the Notes to the Consolidated Financial Statements for additional discussion.

Investment income increased to $17.0 million for 2010 from $12.7 million for 2009. The increase is primarily due to higher average investment balances partially offset by lower yields on our portfolio. Investment income also includes realized net losses on our marketable securities and restricted investments of $0.3 million for 2010 as compared to net losses of $0.8 million for 2009. The yield on our investments was approximately 1.6% for 2010, as compared to approximately 2.5% for 2009. A general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

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

Net income (loss). We recorded a net loss of $233.2 million, or $1.24 per basic and diluted share, for 2010, compared to net income of $5.7 million, or $0.04 per basic and diluted share, for 2009. The change from net income to net loss is primarily due to lower product sales and manufacturing and development services revenue in 2010 versus 2009 and the gain on extinguishment of debt in 2009, partially offset by increased revenue recognized from the Novartis agreement in 2010.

Liquidity and Capital Resources

We had working capital of $326.6 million as of December 31, 2011 compared to working capital of $250.2 million as of December 31, 2010. The increase in our working capital is primarily due to the net proceeds from our $494.5 million issuance of 3% Convertible Senior Notes due 2018 and the conversion of $116.6 million aggregate principal (net of an unamortized discount of $1.2 million) of our 2 1/4% Convertible Subordinated Notes due 2011 that had been outstanding as of December 31, 2010. Increases to working capital were partially offset by cash used to fund our operations, the classification of $198.0 million of our 2 1/4% Convertible Subordinated Notes due 2012 as a current liability as of December 31, 2011 compared to non-current as of December 31, 2010, the cash repayment of approximately $78.0 million remaining principal of our 2 1/4% Convertible Subordinated Notes due 2011 at maturity and the $50.0 million upfront license fee paid to FivePrime during 2011.

We received FDA approval for BENLYSTA and began recognizing revenue from U.S. commercial sales of the product in March 2011. In addition to our commercial sales of BENLYSTA, we are currently completing a 2009 follow-on order from the USG for raxibacumab. We expect to receive a total of approximately $142.0 million from this order as deliveries are completed, $117.4 million of which was recognized as revenue through December 31, 2011. Shipments are to be delivered over a three-year period ending in 2012. We may also receive payments under collaboration agreements, to the extent milestones are met, which would further improve our working capital position.

We plan to manage our expenses at a level appropriate for our current and expected available resources. However, the amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources.

We are incurring significant sales and marketing costs as we develop the market for BENLYSTA in the U.S. and Europe with our BENLYSTA partner, GSK. In addition, we expect to continue to incur substantial expenses related to our research and development efforts. We have ongoing Phase 1, Phase 2 and Phase 3 trials and expect to initiate additional trials in the future, including post-marketing trials required by the FDA in connection with the approval of BENLYSTA. The duration and cost of our clinical trials are a function of numerous factors such as the type, complexity, novelty and intended use of the drug candidate, the number of patients to be enrolled in the trial, the amount of time it takes to enroll them, the length of time they must be treated and observed, and the number of clinical sites and countries for the trial.

Liquidity and Capital Resources (continued)

Our clinical development expenses are dependent on the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. The status of those clinical projects for which we incur clinical development expenses on our consolidated statements of operations is as follows:

		Clinical Trial Status as of December 31, (2)
Product Candidate (1)	Indication	2011	2010	2009

BENLYSTA	Systemic Lupus Erythematosus	(3)	Phase 3	Phase 3
BENLYSTA	Rheumatoid Arthritis	(4)	(4)	Phase 2
Raxibacumab	Anthrax	(5)	(5)	(5)
HGS1036	Cancer	(6)	—	—
Mapatumumab (7)	Cancer	Phase 2	Phase 2	Phase 2
HGS1029	Cancer	(8)	Phase 1	Phase 1

(1)	Includes only those candidates for which an Investigational New Drug Application (“IND”) has been filed with the FDA and for which initial dosing of patients has occurred.
(2)	Clinical Trial Status defined as when patients are being dosed.
(3)	Product approved in the U.S. and Europe; Phase 3 sub-cutaneous formulation study underway; Phase 4 studies in planning stage.
(4)	Phase 2 trial completed; treatment IND ongoing.
(5)	BLA filed in 2009; Complete Response Letter received from the FDA; additional work ongoing.
(6)	Formerly FP-1039. Phase 1 trial initiated by FivePrime was completed in 2011. We are planning to initiate a Phase 1b trial in 2012.
(7)	Formerly HGS-ETR1.
(8)	Further development discontinued.

We identify our drug candidates by conducting numerous preclinical studies. We may conduct multiple clinical trials to cover a variety of indications for each drug candidate. Based upon the results from our trials, we may elect to discontinue clinical trials for certain indications or certain drugs in order to concentrate our resources on more promising drug candidates. We are advancing a number of drug candidates, including antibodies, proteins and small molecules, in part to diversify the risks associated with our research and development spending. In addition, our manufacturing plants have been designed to enable multi-product manufacturing capability.

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

Part of our business plan includes collaborating with others. For example, we entered into a collaboration agreement with GSK in 2006 with respect to BENLYSTA. We and GSK share Phase 3 and 4 development costs, and share sales and marketing expenses and profits of any product that is commercialized in accordance with the collaboration agreement. During 2011, we recorded approximately $25.1 million due from GSK with respect to our cost sharing agreements as a reduction of research and development expenses.

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

We believe that our existing cash and investments, cash generated from BENLYSTA sales, payments received under the raxibacumab contract and other agreements and investment income will be sufficient to fund our operations for at least the next 12 months. However, in the event our 2 1/4% Convertible Subordinated Notes due 2012 are repaid in cash rather than converted to common stock in August 2012, our existing funds and anticipated cash flows would be adversely affected. We continuously evaluate opportunities to refinance our existing debt or raise additional funds, and depending on market conditions we may choose to seek alternative sources of funding such as debt or equity offerings in order to strengthen our financial position. There can be no assurance that any such financing required in the future will be available on acceptable terms, if at all.

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

As of December 31, 2011, we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $2.1 billion, excluding approximately $0.4 billion of stock-based compensation NOLs, which expire, if unused, through December 31, 2031. We also have available research and development tax credit and other tax credit carryforwards of approximately $40.5 million, the majority of which will expire, if unused, through December 31, 2031.

We have certain contractual obligations that may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources. Our operating leases are not recorded on our balance sheets. Debt associated with the 2006 sale of our LSM to BioMed and accompanying leaseback is recorded on our balance sheet as of December 31, 2011 and 2010. We have an option to purchase the Traville facility in 2016 for $303.0 million. This is not reflected in the contractual obligations table below because we are not obligated to exercise this option.

Liquidity and Capital Resources (continued)

Our contractual obligations as of December 31, 2011 are summarized as follows:

	Payments Due by Period
	(dollars in millions)
	Total	One year or less	Two to three years	Four to five years	After five years
Long-term debt - convertible notes(1)	$809.8	$226.2	$29.7	$29.7	$524.2
Long-term lease commitment - BioMed(2)	421.5	25.5	52.6	54.7	288.7
Operating leases(3)	324.5	21.3	43.8	44.5	214.9
Raxibacumab royalties(4)	1.6	1.6	—	—	—

Total contractual cash obligations(5)	$1,557.4	$274.6	$126.1	$128.9	$1,027.8

(1)	Contractual interest obligations related to our convertible senior and subordinated notes included above total $108.6 million as of December 31, 2011. Contractual interest obligations of $19.5 million are due in one year or less and $29.7 million are due each period in two to three years, four to five years and after five years, respectively.
(2)	Contractual interest obligations related to BioMed are included above and aggregate $368.5 million as of December 31, 2011. Contractual interest obligations of $25.5 million, $52.6 million, $53.8 million and $236.6 million are due in one year or less, two to three years, four to five years and after five years, respectively.
(3)	Includes Traville headquarters operating lease with BioMed with aggregate payments of $307.2 million. Lease payments of $18.6 million, $38.3 million, $39.9 million and $210.4 million are due in one year or less, two to three years, four to five years and after five years, respectively.
(4)	Includes royalties associated with the delivery of raxibacumab to the SNS.
(5)	In the event we reach certain development milestones for raxibacumab such as regulatory approval, we would be obligated to make payments of up to $3.0 million. Except for BENLYSTA, our other products are in either Phase 1 or Phase 2 and would also obligate us to make certain milestone payments should they reach Phase 3 or regulatory approval. Because we cannot forecast with any degree of certainty whether any of these products will reach these milestones, we have excluded these amounts and any royalty payments, except for those royalty payments related to raxibacumab sales under the current order from the USG, from the above table. Additionally, we have a supply commitment with respect to BENLYSTA, however the contract includes termination clauses and therefore these amounts have been excluded from the table above. For additional discussion of our debt obligations and lease commitments, see Note F, Long-Term Debt and Note G, Commitments and Other Matters, of the Notes to the Consolidated Financial Statements.

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

Rent is based upon MEDCO’s debt service obligations, which contain a variable rate component. Assuming no significant changes in the current interest rate environment, our rent for 2012 is estimated to be approximately $2.0 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2012. We are currently required to have restricted investments of approximately $34.3 million which serve as security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option through the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $34.0 million in 2012 to approximately $21.0 million in 2019.

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

Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-looking Statements (continued)

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

The foregoing list sets forth many, but not all, of the factors that could cause actual results to differ from the Company’s expectations in any forward-looking statement. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Investors should consider this cautionary statement, as well as the factors discussed in Part I, Item 1A, “Risk Factors,” when evaluating our forward-looking statements.

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

We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, marketable securities and restricted investments by approximately $6.9 million, or approximately 0.8% of the aggregate fair value of $881.4 million, as of December 31, 2011. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of December 31, 2011. We believe that any interest rate change related to our debt securities held as of December 31, 2011 is not material to our consolidated financial statements. As of December 31, 2011, the yield on comparable nine-month investments was approximately 0.1%, as compared to our current portfolio yield of approximately 1.0%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

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

Our convertible notes bear interest at fixed rates. As a result, our interest expense on these notes is not affected by changes in interest rates.

During 2010 we formed several wholly-owned European subsidiaries in preparation for commercial activity in that region. The activity in these subsidiaries is increasing; however we do not believe we have material exposure to foreign currency fluctuation risks at this time. Another wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) sponsors some of our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity and therefore we do not believe we will have any foreign currency fluctuation risks with respect to HGS Pacific.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 - F-41.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2011, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on internal control over financial reporting which follows herein.

ITEM 9B.	OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of

Human Genome Sciences, Inc.

Rockville, Maryland

We have audited Human Genome Sciences Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Human Genome Sciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Human Genome Sciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 28, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2012 annual meeting of stockholders (the “2012 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the relevant information concerning principal accounting fees and services to be included in the 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Index to Consolidated Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable.

(3)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 1994; Exhibit 3.3 to the Company’s Annual Report on Form 10-K/A, filed on April 3, 1998; Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 16, 1999; Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 31, 2001; Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 8, 2008; and Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 24, 2010).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed on October 6, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-45272), filed on September 6, 2000).

4.2	Indenture, dated as of August 9, 2005, between the Company and The Bank of New York, as trustee, including the form of 2 1/4% Convertible Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 9, 2005).

4.3	Senior Indenture, dated as of November 7, 2011, between the Company and The Bank of New York, as trustee, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2011).

4.4	First Supplemental Indenture, dated as of November 7, 2011, between the Company and The Bank of New York, as trustee, including the form of 3% Convertible Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 7, 2011).

10.1†	Co-development and Commercialization Agreement, dated as of August 1, 2006, between Glaxo Group Limited and the Company (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed on February 26, 2009).

10.2†	Amendment No. 1, dated as of November 25, 2009, to Co-development and Commercialization Agreement between Glaxo Group Limited and the Company.

10.3†	Amendment No. 2, dated as of October 5, 2010, to Co-development and Commercialization Agreement between Glaxo Group Limited and the Company.

10.4	Lease Agreement, dated as of December 1, 1997, between Maryland Economic Development Corporation and the Company (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K, filed on March 31, 1998).

10.5	Amendment No. 1, dated as of December 1, 2009, to Lease Agreement between Maryland Economic Development Corporation and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed on March 2, 2010).

10.6	Amended and Restated Lease Agreement, dated as of December 1, 2009, between Maryland Economic Development Corporation and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on March 2, 2010).

10.7	Purchase and Sale Agreement, dated as of May 2, 2006, between BioMed Realty, L.P. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2006).

10.8	Lease Agreement, dated as of May 24, 2006, between BMR-Belward Campus Drive LSM LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2006).

10.9	Lease Agreement, dated as of May 24, 2006, between BMR-Shady Grove Road HQ LLC and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2006).

10.10	Collateral Pledge Agreement, dated as of December 1, 2009, among the Company, as Pledgor, Manufacturers and Traders Trust Company, as Pledgee, and Manufacturers and Traders Trust Company, as the Collateral Agent (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed on March 2, 2010).

10.11	Reimbursement Agreement, dated as of December 1, 2009, between the Company and Manufacturers and Traders Trust Company, relating to 1997 Series Revenue Bonds (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on March 2, 2010).

10.12	Reimbursement Agreement, dated as of December 1, 2009, between the Company and Manufacturers and Traders Trust Company, relating to Series 1999 A and B Revenue Bonds (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed on March 2, 2010).

10.13†	Solicitation (as amended) and Modification of Contract, dated June 24, 2006, awarded by the U.S. Department of Health and Human Services, Biomedical Advanced Research and Development Authority to the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q/A, filed on September 27, 2007).

10.14†	Amendment of Solicitation/Modification of Contract, dated July 17, 2009, awarded by the U.S. Department of Health and Human Services, Biomedical Advanced Research and Development Authority to the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on October 29, 2009).

10.15*	Capped Call Transaction Confirmation, dated as of November 2, 2011, betweeen Barclays Bank PLC and the Company.

10.16*	Capped Call Transaction Confirmation, dated as of November 2, 2011, betweeen Goldman, Sachs & Co. and the Company.

10.17*	Additional Capped Call Transaction Confirmation, dated November 2, 2011, between Barclays Bank PLC and the Company.

10.18*	Additional Capped Call Transaction Confirmation, dated November 2, 2011, between Goldman, Sachs & Co. and the Company.

C 10.19	Form of Indemnification Agreement entered into with directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 22, 2010).

C 10.20	Employment Agreement, dated as of November 21, 2004, between the Company and H. Thomas Watkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 23, 2004).

C 10.21	First Amendment, dated as of January 1, 2008, to Employment Agreement between the Company and H. Thomas Watkins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2007).

C 10.22	Second Amendment, dated as of January 1, 2009, to Employment Agreement between the Company and H. Thomas Watkins (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on February 26, 2009).

C 10.23	Third Amendment, dated as of July 18, 2011, to Employment Agreement between the Company and H. Thomas Watkins (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 28, 2011).

C 10.24	Form of Executive Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on July 28, 2011).

C 10.25	Second Amended and Restated Key Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2007).

C 10.26	Form of First Amendment to Second Amended and Restated Key Executive Severance Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed on February 26, 2009).

C 10.27	Form of Second Amendment to Second Amended and Restated Key Executive Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on July 28, 2011).

C 10.28	Human Genome Sciences, Inc. Discretionary Bonus Policy (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 20, 2007).

C 10.29	Human Genome Sciences, Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 24, 2009).

C 10.30	Human Genome Sciences, Inc. Second Amended and Restated Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed on July 28, 2011).

C 10.31	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 1, 2005).

C 10.32	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 20, 2004).

C 10.33	Form of Stock Unit Grant Agreement under the Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on December 20, 2007).

12.1*	Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL - related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed “furnished herewith” and not “filed”.
†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.
C	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMAN GENOME SCIENCES, INC.

BY:	/s/ H. Thomas Watkins
H. Thomas Watkins
President and Chief Executive Officer

Dated: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ H. Thomas Watkins H. Thomas Watkins	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ David P. Southwell David P. Southwell	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2012

/s/ Argeris N. Karabelas, Ph.D. Argeris N. Karabelas, Ph.D.	Chairman of the Board	February 28, 2012

/s/ Allan Baxter, Ph.D Allan Baxter, Ph.D.	Director	February 28, 2012

/s/ Richard J. Danzig Richard J. Danzig	Director	February 28, 2012

/s/ Colin Goddard, Ph.D. Colin Goddard, Ph.D.	Director	February 28, 2012

/s/ Maxine Gowen, Ph.D. Maxine Gowen, Ph.D.	Director	February 28, 2012

/s/ Tuan Ha-Ngoc Tuan Ha-Ngoc	Director	February 28, 2012

/s/ John LaMattina, Ph.D. John LaMattina, Ph.D.	Director	February 28, 2012

/s/ Augustine Lawlor Augustine Lawlor	Director	February 28, 2012

/s/ George J. Morrow George J. Morrow	Director	February 28, 2012

/s/ Gregory Norden Gregory Norden	Director	February 28, 2012

/s/ Robert C. Young, M.D. Robert C. Young, M.D.	Director	February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Human Genome Sciences, Inc.

Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Human Genome Sciences, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Human Genome Sciences, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Human Genome Sciences, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 28, 2012

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$402,049	$155,691
Marketable securities	119,234	282,016
Accounts receivable	54,758	25,958
Collaboration receivables	23,013	18,856
Inventory	41,659	43,091
Prepaid expenses and other current assets	9,388	5,569

Total current assets	650,101	531,181

Marketable securities, non-current	279,958	416,165
Property, plant and equipment (net of accumulated depreciation)	251,026	253,122
Restricted investments	80,193	79,510
Inventory, non-current	111,822	—
Collaboration receivables, non-current	22,630	29,225
Other assets	11,846	5,826

TOTAL ASSETS	$1,407,576	$1,315,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$47,453	$41,798
Accrued payroll and related taxes	34,339	30,157
Convertible subordinated debt	198,037	188,620
Collaboration payable	33,230	12,984
Deferred revenues	9,452	5,134
Accrued exit expenses	—	1,238
Other current liabilities	1,038	1,013

Total current liabilities	323,549	280,944

Convertible senior debt, non-current	363,698	—
Convertible subordinated debt, non-current	—	184,231
Lease financing	252,105	250,516
Other liabilities	11,805	13,575

Total liabilities	951,157	729,266

Stockholders’ equity:

Preferred stock - $0.01 par value; 20,000,000 shares authorized; none outstanding	—	—
Common stock - $0.01 par value; 400,000,000 shares authorized; 198,750,531 and 188,980,748 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,988	1,890
Additional paid-in capital	3,250,878	2,996,645
Accumulated other comprehensive income	4,556	7,125
Accumulated deficit	(2,801,003)	(2,419,897)

Total stockholders’ equity	456,419	585,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,407,576	$1,315,029

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except share and per share amounts)

Revenue:
Product sales	$104,863	$47,159	$154,074
Manufacturing and development services	24,840	22,695	50,653
Research and development collaborative agreements	1,272	87,497	71,022

Total revenue	130,975	157,351	275,749

Costs and expenses:
Cost of product sales	47,061	29,941	15,805
Cost of manufacturing and development services	28,999	15,016	18,215
Research and development expenses	196,182	196,370	173,709
Selling, general and administrative expenses	158,779	106,797	61,073
Commercial collaboration expenses	31,222	—	—
Facility-related exit (credits) charges	(1,717)	—	759

Total costs and expenses	460,526	348,124	269,561

Income (loss) from operations	(329,551)	(190,773)	6,188

Investment income	12,175	16,966	12,727
Interest expense	(62,056)	(59,500)	(58,424)
Gain on extinguishment of debt	—	—	38,873
Gain on sale of long-term equity investment	—	—	5,259
Other income (expense)	(1,674)	76	(238)

Income (loss) before taxes	(381,106)	(233,231)	4,385
Income tax benefit	—	—	1,274

Net income (loss)	$(381,106)	$(233,231)	$5,659

Basic and diluted net income (loss) per share	$(1.97)	$(1.24)	$0.04

Weighted average shares outstanding, basic	193,667,672	187,791,437	149,334,426

Weighted average shares outstanding, diluted	193,667,672	187,791,437	155,053,473

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except share amounts)

Balance - December 31, 2008	135,739,978	$1,357	$2,059,154	$(4,490)	$(2,192,325)	$(136,304)

Comprehensive income (loss):
Net income	—	—	—	—	5,659	5,659
Unrealized gain on investments	—	—	—	11,264	—	11,264
Cumulative translation adjustment	—	—	—	591	—	591

Comprehensive income						17,514
Issuance of common stock pursuant to public offerings	44,522,250	446	812,423	—	—	812,869
Shares of common stock issued pursuant to stock-based compensation plans	4,992,432	50	48,762	—	—	48,812
Stock-based compensation	—	—	12,524	—	—	12,524

Balance - December 31, 2009	185,254,660	1,853	2,932,863	7,365	(2,186,666)	755,415

Comprehensive income (loss):
Net loss	—	—	—	—	(233,231)	(233,231)
Unrealized loss on investments	—	—	—	(212)	—	(212)
Cumulative translation adjustment	—	—	—	(28)	—	(28)

Comprehensive loss						(233,471)
Issuance of common stock pursuant to bond redemption	562	—	8	—	—	8
Shares of common stock issued pursuant to stock-based compensation plans	3,725,526	37	38,344	—	—	38,381
Stock-based compensation	—	—	25,430	—	—	25,430

Balance - December 31, 2010	188,980,748	1,890	2,996,645	7,125	(2,419,897)	585,763

Comprehensive income (loss):
Net loss	—	—	—	—	(381,106)	(381,106)
Unrealized loss on investments	—	—	—	(2,580)	—	(2,580)
Cumulative translation adjustment	—	—	—	11	—	11

Comprehensive loss	—	—	—	—	—	(383,675)
Issuance of common stock pursuant to 2011 note conversion	7,678,426	77	119,098	—	—	119,175
Issuance of convertible senior notes due 2018	—	—	129,317	—	—	129,317
Purchase of capped call contracts	—	—	(50,933)	—	—	(50,933)
Shares of common stock issued pursuant to stock-based compensation plans	2,091,357	21	17,463	—	—	17,484
Stock-based compensation	—	—	39,288	—	—	39,288

Balance - December 31, 2011	198,750,531	$1,988	$3,250,878	$4,556	$(2,801,003)	$456,419

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$(381,106)	$(233,231)	$5,659
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	35,915	25,430	12,524
Depreciation and amortization	21,686	21,305	21,255
Amortization of debt discount	23,485	23,052	21,936
Charge for impaired investment	3,008	—	—
Facility-related exit (credits) charges	(1,717)	—	759
Accrued interest on marketable securities and restricted investments	1,309	5,552	(493)
Gain on extinguishment of long-term debt	—	—	(38,873)
Gain on sale of long-term equity investment	—	—	(5,259)
Other	3,132	2,177	3,759
Changes in operating assets and liabilities:
Accounts receivable	(28,800)	(2,066)	(21,021)
Collaboration receivables	2,438	(30,805)	4,800
Inventory	(107,017)	(22,942)	(20,149)
Prepaid expenses and other assets	(4,011)	2,110	(1,640)
Accounts payable and accrued expenses	6,315	3,444	(9,152)
Accrued payroll and related taxes	4,182	(840)	12,423
Collaboration payable	20,246	8,984	(4,000)
Deferred revenues	4,318	(82,892)	17,234
Accrued exit expenses	4	(1,533)	(1,953)
Other liabilities	(1,306)	1,566	1,859

Net cash used in operating activities	(397,919)	(280,689)	(332)

Cash flows from investing activities:
Purchase of marketable securities	(334,476)	(840,145)	(625,041)
Proceeds from sale and maturities of marketable securities	630,485	681,687	388,277
Capital expenditures - property, plant, and equipment	(18,989)	(9,782)	(10,019)
Proceeds from sale of long-term equity investment	319	—	5,259
Release of restricted investments	—	300	3,291

Net cash provided by (used in) investing activities	277,339	(167,940)	(238,233)

Cash flows from financing activities:
Purchase of restricted investments	(100,027)	(31,672)	(47,002)
Proceeds from sale and maturities of restricted investments	98,675	30,081	26,426
Proceeds from issuance of common stock	18,382	39,269	861,573
Payments on maturity of convertible debt	(78,348)	—	—
Proceeds from convertible senior note offering	494,500	—	—
Purchase of capped call contracts	(50,933)	—	—
Debt issuance costs	(14,270)	—	—
Purchase of treasury stock	(1,041)	(1,025)	(15)
Extinguishment of long-term debt	—	—	(49,998)

Net cash provided by financing activities	366,938	36,653	790,984

Net increase (decrease) in cash and cash equivalents	246,358	(411,976)	552,419
Cash and cash equivalents - beginning of period	155,691	567,667	15,248

Cash and cash equivalents - end of period	$402,049	$155,691	$567,667

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Cash paid (received) during the period for:
Interest	$32,547	$33,169	$33,609
Income taxes	$—	$(1,948)	$809

During 2011, the Company recorded $808 of non-cash interest expense related to exchange offers accepted by certain note holders of the Company’s 2 1/4% Convertible Subordinated Notes due 2011. (See Note F – Long-term Debt, in the Notes to Consolidated Financial Statements).

During 2011, 2010 and 2009, the Company recorded non-cash accretion of $37, $277 and $1,384, respectively, related to certain headquarters space. (See Note J – Facility-Related Exit Credits, in the Notes to the Consolidated Financial Statements).

During 2011, 2010 and 2009, lease financing increased as a result of non-cash accretion with respect to the Company’s 2006 leases with BioMed Realty Trust, Inc. (“BioMed”) by $1,588, $1,889 and $2,151 respectively. Because the lease payments are less than the amount of calculated interest expense for the first nine years of the leases, the lease financing balance will increase through 2015.

During 2010, the Company was able to reduce certain of its lease-related collateral obligations and transferred restricted investments of $9,014 into marketable securities.

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE A) – The Company

Human Genome Sciences, Inc. (the “Company”) is a biopharmaceutical company that exists to place new therapies into the hands of those battling serious disease. Its lead products are BENLYSTA® (belimumab) for systemic lupus erythematosus (“SLE”) and raxibacumab for inhalation anthrax.

BENLYSTA was approved in March 2011 by the U.S. Food and Drug Administration (“FDA”) for the treatment of adult patients with active, autoantibody-positive SLE who are receiving standard therapy. The Company launched BENLYSTA shortly thereafter and recognized revenue from its first BENLYSTA sales in March 2011. In July 2011, the European Commission granted marketing authorization for BENLYSTA in Europe as an add-on therapy in adult patients with active autoantibody-positive SLE, with a high degree of disease activity despite standard therapy.

The Company, which is located primarily in the United States, operates in a single business segment.

(NOTE B) – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are based on historical experience and on various assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of Human Genome Sciences, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents, Marketable Securities and Restricted Investments

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

The Company classifies its marketable securities with readily determinable fair values as “available-for-sale.” Investments in securities that are classified as available-for-sale are measured at fair market value in the balance sheets, and unrealized holding gains and losses on investments are reported as a separate component of stockholders’ equity until realized. Investments of less than 20% of privately-held companies are accounted for as cost-method investments. The Company reviews the carrying value of such investments on a periodic basis for indicators of impairment. Additionally, certain of the Company’s investments are held as restricted investments. Restricted investments with maturities less than three months are not classified as cash in the Company’s consolidated balance sheets. See Note C, Investments, for additional information.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE B) – Summary of Significant Accounting Policies (continued)

Investment Risk

The Company has invested its cash in obligations of the U.S. Government (“USG”), government agencies and in high-grade debt securities and various money market instruments. The Company’s investment policy limits investments to certain types of instruments issued by institutions with credit ratings of “A-” or better, and places restrictions on maturities and concentrations in certain industries and by issuer. The Company does not hold auction rate securities, loans held for sale or mortgage-backed securities backed by sub-prime or Alt-A collateral.

Other-Than-Temporary Impairment of Investments

Periodically, the Company evaluates whether any investments have incurred an other-than-temporary impairment, based on the criteria under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) Topic 320, Investments – Debt and Equity Securities. This evaluation consists of a review of several factors, including but not limited to the length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future repayment potential, the near term prospects for recovery of the market value of a security and the intent of the Company to hold the security until the market value recovers and whether it is not more likely than not that the Company will be required to sell the security. If the Company determines that such impairment exists, the Company will recognize a charge in the consolidated statement of operations equal to the amount of such impairment. See Note D, Collaborations and Other Agreements – Aegera Agreement, for additional discussion.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for prompt payment discounts and doubtful accounts.

Inventories

Inventories, which are recorded at the lower of cost or market, include materials, labor and other direct and indirect costs and are valued using the first-in, first-out method. The Company capitalizes inventories produced in preparation for product launches when the related product candidates are considered likely to receive regulatory approval and it is probable that the related costs will be recoverable through the commercialization of the product. In the case of raxibacumab, manufacturing costs were capitalized after the Company received a follow-on order from the USG in July 2009. BENLYSTA manufacturing costs have been capitalized since the FDA Advisory Committee vote in November 2010 to recommend approval of the product.

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

Inventory is evaluated for impairment by consideration of factors such as lower of cost or market, net realizable value, obsolescence or expiry. Inventories have carrying values that do not exceed cost nor do they exceed net realizable value. The Company believes BENLYSTA has limited risk of obsolescence at this time based on market research, which is used to estimate future demand.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE B) – Summary of Significant Accounting Policies (continued)

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

Deferred revenue

Deferred revenue consists primarily of amounts related to raxibacumab and certain BENLYSTA shipments. The Company recognizes raxibacumab revenue based on the average contracted price as shipments occur and records the difference between the invoiced price and the average contracted price in deferred revenue. Revenue generated from BENLYSTA shipments to specialty distributors is deferred and recognized once product has been sold-through to healthcare providers.

Product sales

Product sales consist of U.S. sales of BENLYSTA and raxibacumab. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, all performance obligations have been met and returns can be reasonably estimated. Product sales are recorded net of accruals for estimated rebates, chargebacks, discounts and other deductions (collectively, “sales deductions”), and returns. Amounts accrued for sales deductions and returns are adjusted when trends, significant events, or actual results indicate that adjustment is appropriate. With the exception of allowances for prompt payment, allowances for sales deductions and returns are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2011.

The Company does not record sales deductions and returns for sales of raxibacumab due to the absence of discounts and rebates and no right of return under the contract with the USG. Aside from product recall, once delivery has occurred, product may not be returned to the Company for any reason, including failure to obtain FDA approval. Furthermore, the Company has no obligation to replace existing Strategic National Stockpile (“SNS”) doses if the formulation changes during the FDA approval process.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE B) – Summary of Significant Accounting Policies (continued)

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

•

BENLYSTA is distributed in the U.S. through specialty distributors and wholesalers. Under this model, exclusive distributors purchase and take physical delivery and title of product, and then sell to physicians or their clinics. Because the Company received FDA approval in the first quarter of 2011, the Company currently cannot make a reasonable estimate of future product returns when product is delivered to distributors. Therefore, the Company currently does not recognize revenue upon product shipment to specialty distributors, even though the distributor is invoiced upon product shipment. Instead, the Company recognizes revenue through the specialty distributor channel at the time of shipment to the physicians or their clinics. Wholesalers supply product to all other healthcare providers (e.g. hospitals, pharmacies), however they do not take physical delivery of product. All wholesaler orders are drop-shipped directly to the healthcare providers. For wholesaler purchases, the Company currently recognizes revenue upon shipment to the healthcare provider.

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

•

Rebates. Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company’s estimates for expected utilization of rebates are based in part on third party market research data. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

•

Chargebacks. Chargebacks are discounts that occur when contracted customers purchase directly from an intermediary distributor or wholesaler. Contracted customers, which currently consist primarily of Public Health Service institutions and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The distributor or

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE B) – Summary of Significant Accounting Policies (continued)

wholesaler in turn, charges back the difference between the price initially paid by the distributor or wholesaler and the discounted price paid to the distributor or wholesaler by the customer. The allowance for distributor/wholesaler chargebacks is based on known sales to contracted customers.

•

Distributor / Wholesaler deductions. U.S. specialty distributors and wholesalers are offered various forms of consideration including allowances, service fees and prompt payment discounts. Distributor allowances and service fees arise from contractual agreements with distributors and are generally a fixed rate per vial purchased. Wholesale customers are offered a prompt pay discount for payment within a specified period. Distributor allowances and service fees and wholesaler prompt payment discounts recorded in the Company’s 2011 statement of operations are based on actual product sales and are not estimates.

•

Co-pay assistance. Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. The Company accrues a liability for co-pay assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

The Company is not the principal with respect to BENLYSTA sold outside of the U.S., i.e. in the rest of world (“ROW”). Therefore, the Company is not recording product sales with respect to this activity.

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

Research and development collaborative agreements

Collaborative research and development agreements can provide for one or more of up-front license fees, research payments and milestone payments. In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, which were effective for the Company as of January 1, 2011. These standards address the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis and (2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on vendor-specific objective evidence (“VSOE”) if available; third-party evidence, if VSOE is unavailable; and estimated selling prices if neither VSOE nor third-party evidence is available. Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the sales price is fixed or determinable; and (4) collectability is probable. The Company deems service to have been rendered if no continuing obligation exists on the part of the Company.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE B) – Summary of Significant Accounting Policies (continued)

Revenue associated with non-refundable up-front license fees under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting are deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. If not deemed substantive, the Company would recognize such milestone as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process. Milestones are considered substantive if all of the following conditions are met: (1) it is commensurate with either our performance to meet the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the our performance to achieve the milestone, (2) it relates solely to past performance, and (3) the value of the milestone is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement. Payments received in advance of work performed are recorded as deferred revenue.

The new accounting standards were adopted by the Company on a prospective basis on January 1, 2011. The Company did not enter into any new multiple-element arrangements or materially modify any existing arrangements during 2011. The adoption of these standards did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

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

Cost of product sales also includes royalties paid or payable to third parties based on the sales levels of certain products, distribution services costs, any applicable unabsorbed costs as a result of not operating the Company’s manufacturing facilities at full capacity and manufacturing-related period expenses.

Cost of manufacturing and development services

Cost of manufacturing and development services represents costs associated with the Company’s contract manufacturing arrangements and other development services. The costs associated with work previously performed to conduct animal and human studies for raxibacumab were recognized as research and development expenses in the period that the costs were incurred. Therefore, these pre-acceptance development costs are not included in cost of manufacturing and development services for 2009. The

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE B) – Summary of Significant Accounting Policies (continued)

Company is recording additional raxibacumab development services costs as incurred. Cost of manufacturing and development services also includes any applicable unabsorbed costs as a result of not operating the Company’s manufacturing facilities at full capacity and manufacturing-related period expenses.

Research and Development

Research and development costs are charged to expense as incurred, unless otherwise capitalized pursuant to FASB ASC Topic 730, Research and Development. Research and development costs include salaries and related benefits, outside services, licensing fees or milestones, materials and supplies, building costs and allocations of certain support costs. Research and development direct expenditures were $196,182, $196,370 and $173,709 for 2011, 2010 and 2009, respectively. Reimbursement of research and development expenses received in connection with collaborative cost-sharing agreements is recorded as a reduction of such expenses.

Leases

The Company accounts for its leases under FASB ASC Topic 840, Leases. The Company has a number of operating leases and has entered into sale-leaseback transactions for land and facilities. See Note G, Commitments and Other Matters, for additional discussion.

Stock-Based Compensation

The Company has a stock incentive plan (the “Incentive Plan”) under which options to purchase shares of the Company’s common stock may be granted to employees, consultants and directors with an exercise price no less than the quoted market value on the date of grant. The Incentive Plan also provides for the issuance of non-vested common stock (restricted stock) and other share-based compensation. The Company recognizes stock-based compensation expense related to employee stock options under FASB ASC Topic 718, Compensation – Stock Compensation. For income tax purposes, the Company follows the “with and without” method of accounting for the tax effect of excess tax benefits generated from stock-based compensation. See Note H, Stockholders’ Equity, for additional discussion.

Financing Costs Related to Long-term Debt

Costs associated with obtaining long-term debt are allocated between the debt and equity components as required by FASB ASC Topic 470, Debt. Costs allocated to the equity component are charged to Additional paid-in capital. Costs allocated to debt are deferred and amortized over the term of the related debt on a straight-line basis, which approximates the effective interest method.

Patent Application Costs

Patent application costs are charged to expense as incurred.

Commercial collaboration expenses

Commercial collaboration expenses include GSK’s share of the collaboration profit with respect to BENLYSTA sales in the United States. At this time, it also includes HGS’ share of the ROW collaboration expense incurred by GSK. In the period when ROW results become profitable, the Company will begin to reflect such results as commercial collaboration income. Commercial collaboration expenses/income does not include any research and development expenses shared with GSK.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE B) – Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

The Company follows the provisions under FASB ASC Topic 260, Earnings Per Share, which requires the Company to present basic and diluted earnings per share. The Company’s basic and diluted income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during all periods presented. Shares issuable upon the conversion of the Company’s convertible debt and shares due to the Company upon settlement of the Company’s capped call contracts are excluded from diluted earnings per share calculations for 2011, 2010 and 2009 because the effects are anti-dilutive.

Major customers and concentration of credit risk

The Company sells BENLYSTA to a limited number of exclusive pharmaceutical specialty distributors and wholesalers in the U.S. and sells raxibacumab only to the USG. The Company periodically assesses the financial strength of its customers and establishes allowances for anticipated losses, if necessary. The following table includes those customers that represent more than 10% of total revenue of $130,975 for 2011:

Customer A	42%
Customer B	14%
Customer C	14%

Two customers each having a balance of more than 10% of the Accounts receivable balance on the consolidated balance sheet as of December 31, 2011 represent an aggregate of 90% of Accounts receivable.

Foreign Currency

The functional currency of substantially all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts are re-measured, with exchange gains and losses recorded in the consolidated statement of income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are re-measured at their historical exchange rates. In 2011, 2010 and 2009, the Company recorded negligible foreign currency re-measurement gains (losses), which are included in Other income (expense), net in the consolidated statements of income.

Comprehensive Income (Loss)

FASB ASC Topic 220, Comprehensive Income, requires unrealized gains and losses on the Company’s available-for-sale marketable securities and long-term equity investments and the activity for the cumulative translation adjustment to be included in other comprehensive income.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE B) – Summary of Significant Accounting Policies (continued)

The components of accumulated other comprehensive income are as follows:

	December 31,
	2011	2010
Net unrealized gains on:
Marketable securities	$4,352	$6,317
Restricted investments	189	805
Foreign currency translation	15	3

Accumulated other comprehensive income	$4,556	$7,125

Accumulated other comprehensive income excludes net realized gains included in Net income (loss) of $236 and $4,504 for 2011 and 2009, respectively. Accumulated other comprehensive income excludes net realized losses included in Net income (loss) of $303 for 2010. The effect of income taxes on items in other comprehensive income is $0 for all periods presented.

Sources of Supply

The Company is currently able to obtain most of its raw materials, supplies and equipment from various sources, and generally has no dependence upon a single supplier. However, certain materials required for manufacturing are currently available only from single sources. The Company attempts to identify and qualify alternative sources of supply wherever possible.

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

(NOTE B) – Summary of Significant Accounting Policies (continued)

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”), which contains amendments to achieve common fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 explains how to measure fair value for financial reporting. The guidance does not require fair value measurements in addition to those already required or permitted by other Topics. This ASU is effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated results of operation, financial position or liquidity.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This ASU is effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

(NOTE C) – Investments

Available for sale investments, including accrued interest, as of December 31, 2011 and 2010 were as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$94,669	$1,123	$(63)	$95,729
Residential mortgage-backed securities	20,681	329	(2)	21,008
Asset-backed securities	2,496	1	—	2,497

Subtotal - Marketable securities	117,846	1,453	(65)	119,234

Corporate debt securities	177,725	2,866	(726)	179,865
Residential mortgage-backed securities	47,158	737	(4)	47,891
Government-sponsored enterprise securities	5,230	51	—	5,281
Asset-backed securities	46,881	49	(9)	46,921

Subtotal - Marketable securities, non-current	276,994	3,703	(739)	279,958

Cash and cash equivalents	11,649	1	—	11,650
U.S. Treasury and agencies	1,304	2	—	1,306
Corporate debt securities	51,773	316	(145)	51,944
Residential mortgage-backed securities	5,977	30	(21)	5,986
Government-sponsored enterprise securities	4,641	9	(1)	4,649
Asset-backed securities	4,659	3	(4)	4,658

Subtotal - Restricted investments	80,003	361	(171)	80,193

Total	$474,843	$5,517	$(975)	$479,385

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE C) – Investments (continued)

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

The Company’s investments in mortgage-backed securities have no single maturity date and accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value. See Note K, Fair Value Measurements, for the fair value of the Company’s financial assets and liabilities.

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

The Company’s restricted investments with respect to its large-scale manufacturing facility (“LSM”) lease, as amended, will serve as collateral in favor of the landlord in lieu of providing the landlord with either a cash deposit or a standby letter of credit. Under the LSM lease, the Company is required to pledge to the landlord a minimum of $20,000 in marketable securities or provide the landlord with a $19,750 cash security deposit. As of December 31, 2011 and 2010, the Company has pledged marketable securities.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE C) – Investments (continued)

In addition, the Company is also required to maintain $34,300 in restricted investments, with respect to two leases with the Maryland Economic Development Corporation (“MEDCO”) for its small-scale manufacturing facility. The facility was financed primarily through a combination of bonds issued by MEDCO (“MEDCO Bonds”) and loans issued to MEDCO by certain State of Maryland agencies. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2012. The Company is required to maintain restricted investments which serve as security for the MEDCO letters of credit reimbursement obligation.

Marketable securities and Restricted investments – unrealized losses

The Company owned 343 available-for-sale securities as of December 31, 2011. Of these 343 securities, 77 had unrealized losses as of December 31, 2011. The Company did not have any investments in a loss position for greater than 12 months as of December 31, 2011. The Company has evaluated its marketable securities and restricted investments and has determined that none of these investments has an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position. The Company’s gross unrealized losses and fair value of investments with unrealized losses as of December 31, 2010 were as follows:

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

The Company’s equity investment of less than 20% in privately-held companies, which consists of its investment in Aegera Therapeutics, Inc. (“Aegera”), is carried at cost and included in Other assets on the consolidated balance sheet as of December 31, 2010. As of December 31, 2011, the Company no longer owns this investment. See Note D, Collaborations and Other Agreements – Aegera Agreement, for additional information.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE C) – Investments (continued)

Other Information

The following table summarizes maturities of the Company’s marketable securities and restricted investment securities as of December 31, 2011:

	Marketable Securities		Marketable Securities, non-current		Restricted Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Less than one year	$117,846	$119,234	$—	$—	$34,914	$35,003
Due in year two through year three	—	—	219,106	221,040	41,663	41,813
Due in year four through year five	—	—	41,695	42,473	3,295	3,245
Due after five years	—	—	16,193	16,445	131	132

Total	$117,846	$119,234	$276,994	$279,958	$80,003	$80,193

The Company’s net proceeds, realized gains and realized losses from its investments are as follows:

	Year Ended December 31,
	2011	2010	2009

Proceeds on sale and maturities of investments	$728,185	$708,896	$368,560
Realized gains	1,652	1,673	7,026
Realized losses	(1,416)	(1,976)	(2,522)

Realized gains and losses on securities are included in investment income in the consolidated statements of operations. The cost of the securities sold is based on the specific identification method. Realized gains shown above also include gains related to the sale of long-term equity investments, which are shown separately on the consolidated statements of operations.

During 2011, 2010 and 2009, the Company recognized interest income of $11,939, $17,269 and $13,506 respectively, in investment income.

(NOTE D) – Collaborations and Other Agreements

GlaxoSmithKline Agreement

During 2006, the Company entered into a license agreement with GSK for the co-development and co-commercialization of BENLYSTA arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies will jointly conduct activities related to the development and sale of products in the United States and abroad. The Company and GSK share Phase 3 and 4 development costs, and share sales and marketing expenses and profits of any product commercialized under the agreement. The Company has primary responsibility for bulk manufacturing and for commercial manufacturing of the finished drug product. In partial consideration of the rights granted to GSK in this agreement, the Company received a non-refundable payment of $24,000 during 2006 and recognized this payment as revenue over the remaining clinical development period, which ended in 2010. The Company recognized revenue of $3,445 and $4,737 in 2010 and 2009, respectively, relating to this payment. In March 2011, the FDA approved BENLYSTA and in July 2011 the European Commission granted marketing authorization for BENLYSTA.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE D) – Collaborations and Other Agreements (continued)

The BENLYSTA agreement arises from a 1993 agreement, as amended, in which the Company entered into a collaboration agreement providing GSK a first right to develop and market products in human and animal health care (“GSK Products”), based upon human genes identified by the Company. In June 1996, this agreement was substantially amended (the “1996 GSK Agreement”).

With respect to the Company’s rights under the 1996 GSK Agreement, the Company is entitled to (1) royalties on the net sales of certain GSK Products developed pursuant to the agreement, (2) product development milestones and (3) the option to co-promote up to 20% of any product developed by GSK under the collaboration agreement. If the Company were to exercise its option to co-promote any GSK Products, it would be entitled to receive additional amounts from GSK in proportion to its level of co-promotion. The Company has been informed that GSK is pursuing research programs involving specific genes for the creation or development of small molecule drugs. The Company cannot provide any assurance that any of these programs will be continued or result in any approved drugs.

In 2004, the Company entered into an agreement with GSK under which GSK acquired exclusive worldwide rights to develop and commercialize albiglutide, a drug that had been in late-stage preclinical development by the Company for potential use in the treatment of diabetes. In 2004, the Company received an up-front fee of $6,000 and is recognizing this revenue ratably over the clinical development period, which is estimated to be eight years. With respect to this fee, the Company recognized $434, $460 and $741 as revenue in 2011, 2010 and 2009, respectively. As of December 31, 2011, the Company has received and recognized development milestones aggregating $27,000 under the agreement, including $9,000 received and recognized in 2009.

GSK’s share of the collaboration profit with respect to BENLYSTA sales in the U.S. and HGS’ share of the ROW collaboration expense incurred by GSK are included in the Commercial collaboration expenses line in the consolidated statement of operations for 2011.

Research and development expenses are net of $25,060, $62,022 and $43,069 for 2011, 2010 and 2009, respectively, of costs reimbursed by GSK. The Company shares certain research and development costs including personnel costs, outside services, clinical manufacturing and overhead with GSK under cost sharing provisions in the GSK collaboration agreement.

U.S. Government Agreement

During 2006, the USG exercised its option under the second phase of a 2005 contract to purchase 20,001 doses of raxibacumab for the SNS. Under this two-phase contract, the Company has supplied raxibacumab, a human monoclonal antibody developed for use in the treatment of anthrax disease, to the USG. Along with the cost to manufacture the 20,001 doses, the Company has incurred the cost to conduct several animal and human studies as part of this contract. During 2009, the Company received authorization from BARDA to ship raxibacumab to the SNS and delivered all of the 20,001 doses. In July 2009, the USG agreed to purchase 45,000 additional doses of raxibacumab for the SNS, to be delivered over a three-year period beginning in 2009. The Company expects to receive a total of approximately $142,000 from this order as deliveries are completed. The Company recognized $52,529, $47,159 and $154,074 in product revenue related to raxibacumab in 2011, 2010 and 2009, respectively. The Company recognized $2,829, $1,438 and $26,146 in manufacturing and development services revenue related to the work to conduct the animal and human studies and other raxibacumab activities in 2011, 2010 and 2009, respectively. The Company is entitled to receive approximately $20,000 under the contract with the USG if raxibacumab is licensed by the FDA.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE D) – Collaborations and Other Agreements (continued)

MedImmune LLC Agreement

In 1999, the Company entered into a collaborative agreement with Cambridge Antibody Technology Ltd. (assumed by MedImmune LLC (“MedImmune”) through acquisition) to jointly pursue the development of fully human monoclonal antibody therapeutics. MedImmune will receive milestone payments from the Company in connection with the development of any such antibodies as well as royalty payments on the Company’s net sales of such licensed product following regulatory approval. In the event of the achievement of certain other milestones or successful product launch of other products, the Company would be obligated to pay MedImmune additional compensation. Since 1999, the Company has exercised one option and made milestone payments to MedImmune totaling $8,000 pursuant to this agreement.

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

During 2011, 2010 and 2009, the Company incurred aggregate royalty expenses under these agreements of approximately $6,631, $2,389 and $8,600, respectively, associated with U.S. sales of BENLYSTA and raxibacumab. These royalty expenses are included in cost of product sales on the consolidated statements of operations. Royalty expenses to MedImmune related to ROW sales of BENLYSTA are included in commercial collaboration expense on the 2011 consolidated statement of operations.

FivePrime Therapeutics Agreement

In 2011, the Company entered into an agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop and commercialize FivePrime’s FP-1039 product candidate for multiple cancers. The Company paid FivePrime an upfront license fee of $50,000, which is reflected in research and development expenses in the consolidated statement of operations for 2011. The Company’s policy is that upfront and milestone payments made to third parties for in-licensed products that have not yet received marketing approval and for which no alternative future use has been identified are expensed as incurred. The Company may be required to pay up to $445,000 in future development, regulatory and commercial milestone payments, as well as royalty payments on net sales if the product is commercialized. HGS has exclusive rights to develop and commercialize FP-1039, now known as HGS1036, for all indications in the United States, Canada and the European Union (“EU”). FivePrime has an option to co-promote HGS1036 and any next-generation products in the United States, and retains full development and commercialization rights in all other regions of the world outside the U.S., Canada and the EU. The Company incurred and expensed additional research and development costs of $2,218 related to HGS1036 development during 2011.

Morphotek Agreement

During 2009, the Company entered into an agreement with Morphotek, Inc. to discover, develop and commercialize therapeutic monoclonal antibodies in the fields of oncology and immunology that specifically target antigens discovered by the Company. With respect to each antibody candidate, the Company and Morphotek have the right to opt in to participate in development and commercialization. The Company and Morphotek currently share research and development costs with respect to one collaboration product and the Company has primary responsibility for manufacturing clinical supplies of that product. Research and development expenses for 2011 are net of $3,983 of costs reimbursed by Morphotek. No research and development expenses were shared during 2010 and 2009.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE D) – Collaborations and Other Agreements (continued)

Novartis Agreement

During 2006, the Company entered into an agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for the co-development and commercialization of ZALBINTM. In 2010, the Company and Novartis ended development of ZALBIN based upon the feedback contained in a Complete Response Letter received from the FDA.

Under the agreement, Novartis had paid the Company $207,500 through the end of 2009. The Company was recognizing these payments as revenue ratably over the estimated remaining development period. Based on the decision to end further development of ZALBIN, the Company recognized all remaining deferred revenue related to these payments in September 2010. The Company recognized revenue of $82,806 and $54,158 in 2010 and 2009, respectively, under this agreement. The Company’s share of Novartis-incurred research and development expenses was $663 in 2010. Research and development expenses in 2009 are net of $851 of costs reimbursed by Novartis.

Aegera Agreement

During 2007, the Company entered into a collaboration and license agreement with Aegera of Montreal, Canada under which the Company acquired exclusive worldwide rights (excluding Japan) to develop and commercialize certain oncology molecules and related backup compounds to be chosen during a research period extended through 2011.

During March 2011, the Company determined that its investment in Aegera had incurred an other-than-temporary impairment based on changes in Aegera’s business activities and wrote down its investment of approximately $3,150 to approximately $240. The impairment loss is included in Other income (expense) on the consolidated statement of operations for 2011. In May 2011, Aegera was acquired by Pharmascience, Inc. and the Company received proceeds of approximately $320 resulting in a gain on the sale of the investment of approximately $80, which is included in Other income (expense) on the consolidated statement of operations for 2011. The Company incurred and expensed research costs of $2,453, $2,364 and $2,321 related to the Aegera agreement during 2011, 2010 and 2009, respectively. In December 2011, the Company made the decision to discontinue further development of the early-stage product being developed under the Aegera collaboration.

Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys) License Agreement and Manufacturing Services Agreement

The Company sold its CoGenesys division in 2006 and entered into a license agreement, as amended, that is now with Teva Biopharmaceuticals USA, Inc. (“Teva Bio”). Under the license agreement, as amended, the Company is entitled to various milestone and royalty rights on certain products, if they are developed and commercialized. Teva Bio can obtain additional product rights by extending the initial seven-year research term upon the payment of additional consideration. In addition, the Company entered into a three-year manufacturing services agreement, as amended, which ended during 2009. The Company allocated the consideration received to both the product license and manufacturing services agreement, which was recognized ratably over the term of the manufacturing services agreement, as amended. The Company recognized approximately $2,100 of revenue during 2009 relating to these agreements. See Note L, Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys), for additional discussion.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE E) – Other Financial Information

Collaboration Receivables

Collaboration receivables of $23,013 as of December 31, 2011 include $12,436 due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which is expected to be sold within the next year. Collaboration receivables also include $9,833 in unbilled receivables from GSK in connection with Company’s cost-sharing agreements and other unbilled receivables. Collaboration receivables of $18,856 as of December 31, 2010 include $13,165 due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which will be sold within the next year, $5,166 in unbilled receivables from GSK in connection with the Company’s cost-sharing agreements and other unbilled receivables.

Collaboration receivables, non-current of $22,630 and $29,225 as of December 31, 2011 and 2010, respectively, relate to the amounts due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product which is not expected to be sold within the next year.

Inventory

Inventories consist of the following:

	December 31, 2011		December 31, 2010
	Current	Non-current	Current	Non-current

Raw materials	$12,183	$4,852	$12,641	$—
Work-in-process	22,567	102,887	23,426	—
Finished goods	6,909	4,083	7,024	—

Total	$41,659	$111,822	$43,091	$—

Inventory that is not expected to be sold until more than 12 months from the balance sheet date is classified as non-current.

BENLYSTA-related inventories that were either purchased or manufactured prior to the date the Company began capitalizing BENLYSTA inventory (November 2010) were $92,824 and $112,822 as of December 31, 2011 and 2010, respectively. These inventories have a carrying value of zero, as the costs to purchase or produce this inventory were expensed as research and development expense in the period manufactured, and accordingly are not reflected in the inventory balances shown above. These inventories could be used in clinical trials, sold in the U.S. as commercial product or sold to GSK at cost for the ROW sale of BENLYSTA.

As of December 31, 2011, the Company has current raw material and work in process inventory relating to raxibacumab beyond that which is required to fulfill the second order from the USG. See Note G, Commitments and Other Matters, for additional discussion.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $9,388 and $5,569 as of December 31, 2011 and 2010, respectively, consisted primarily of deposits, deferred financing fees and insurance payments made in advance.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE E) – Other Financial Information (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are summarized as follows:

	December 31,
	2011	2010

Building (LSM)	$204,151	$204,151
Laboratory and production equipment	100,400	96,462
Computer equipment and software	42,033	39,296
Land and improvements	30,521	30,521
Leasehold improvements	32,414	26,678
Furniture and office equipment	8,427	7,274
Construction-in-progress	8,246	5,364

	426,192	409,746
Less: accumulated depreciation	(175,166)	(156,624)

	$251,026	$253,122

Depreciation expense was $20,337, $20,055 and $19,960 for 2011, 2010 and 2009, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following:

	December 31,
	2011	2010

Accounts payable	$4,442	$6,364
Accrued clinical trial costs	9,302	13,665
Sales deductions and returns allowance	4,345	—
Other accrued expenses	29,364	21,769

	$47,453	$41,798

Accrued clinical trial costs consist primarily of investigator fees, contract research organization services and laboratory costs. Other accrued expenses consist primarily of interest payable, accrued royalties and miscellaneous accrued expenses.

Collaboration Payable

Collaboration payable of $33,230 as of December 31, 2011, represents cost reimbursements due to GSK in connection with BENLYSTA. Collaboration payable of $12,984 as of December 31, 2010 represents cost reimbursements due to GSK and Novartis in connection with the Company’s cost sharing agreements.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE F) – Long-term Debt

The components of short-term and long-term debt are as follows:

			December 31,
Debt	Interest Rate	Maturities	2011	2010

3% Convertible Senior Notes due 2018	3.0%	November 2018	$363,698	$—
2 1/4% Convertible Subordinated Notes due 2011	2.25%	October 2011	—	188,620
2 1/4% Convertible Subordinated Notes due 2012	2.25%	August 2012	198,037	184,231

			561,735	372,851
BioMed lease financing	11.0%	May 2026	252,105	250,516

			813,840	623,367
Less current portion			(198,037)	(188,620)

			$615,803	$434,747

Annual maturities of all long-term debt (representing cash to be paid) are as follows:

2012	$206,736
2013	—
2014	—
2015	187
2016	671
2017 and thereafter	546,603

$754,197

The difference between total debt of $813,840 and annual maturities of $754,197 is due to the accounting for the sale-leaseback of the Company’s headquarters land and LSM as a financing transaction and the debt discount relating to the convertible senior and subordinated notes. During 2006, the Company entered into a purchase and sale agreement with BioMed in connection with the Company’s Traville headquarters land and LSM. The Company is accounting for the sale-leaseback as a financing transaction. Payments due for the BioMed debt resulting from this financing are based upon an allocation of fair value of the properties included in the transaction. Aggregate lease financing payments, including interest, over the remaining fourteen year period are approximately $421,504 including an annual lease escalation of 2%. Interest expense associated with this debt is being calculated at approximately 11%, which approximated the Company’s incremental borrowing rate at the time of the agreement. For the first nine years of the leases, the payments are less than the amount of calculated interest expense, which results in an increase in the debt balance during this period, reaching $254,699 in 2015. Accordingly, the Company has classified the full amount of the debt outstanding as of December 31, 2011 as long-term. Beginning in 2015, the payments begin to reduce the debt balance and are reflected in the annual maturities shown herein. At the end of the twenty-year leases, the remaining debt will be approximately $201,738.

In November 2011, the Company completed the private placement of $494,500 of 3% Convertible Senior Notes due 2018 (“3% Notes due 2018”), convertible into common stock at approximately $13.33 per share. Under FASB ASC Topic 470, Debt (“ASC 470”), $361,340 of the proceeds from the 3% Notes due 2018 was allocated to long-term debt and $133,160 was allocated to equity based on the Company’s non-convertible borrowing rate in effect at the time the notes were issued. Debt issuance costs attributable to the $361,340 of 3% Notes due 2018 amounted to approximately $10,428, which are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 3% Notes due 2018. The 3% Notes due 2018 also contain a provision for a “make-whole” premium to be paid by the Company to holders of the 3% Notes due 2018 in the event of certain changes in control that could occur

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE F) – Long-term Debt (continued)

during the life of the 3% Notes due 2018. The premium is payable in the form of the Company’s common stock by increasing the conversion rate to the holders of the notes who convert their notes. The premium, which is expressed as additional shares of common stock per one thousand dollars principal amount of notes, is based upon the price of the Company’s stock as of the effective date of the change in control. The maximum premium possible is approximately $114,116, or approximately 23% of the aggregate face value of 3% Notes due 2018 outstanding, in the event a qualified change in control occurs with a stock price of at least $10.25 per share at such date. If the stock price on the effective date of a change in control is less than $10.25 per share or greater than $75.00 per share, no premium will be paid.

In connection with the issuance of the 3% Notes due 2018, the Company entered into capped call contracts with certain counterparties covering approximately 37,110,692 shares of the Company’s common stock issuable upon the conversion of the 3% Notes due 2018. The capped call contracts have a strike price of $13.33 per share and a cap price of $18.45 per share, and are settled upon maturity of the capped call contracts (“Settlement Date”). If the price of the Company’s common stock at the Settlement Date is above the strike price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash, at the Company’s option. In the event the Company elects to receive shares, the counterparties will deliver shares based on computing the aggregate value of the capped call contracts (number of underlying shares of the convertibles notes multiplied by the difference between the price of the Company’s common stock at the Settlement Date, up to the capped price per share, and the strike price) and then dividing such aggregate value by the price of the Company’s common stock as of the Settlement Date. In the event the Company elects to receive cash, the counterparties will deliver cash equal to the aggregate value of the capped call contracts. If the price of the Company’s common stock at the Settlement Date is below the strike price of the capped call contracts, the capped call contracts will expire with no shares and/or cash being delivered to the Company. The Company paid approximately $50,933 for these capped calls in 2011 and recorded this cost in Additional paid-in capital.

During 2004, the Company completed the private placement of $280,000 of 2 1/4% Convertible Subordinated Notes due 2011 (“2 1/4% Notes due 2011”), convertible into common stock at approximately $15.55 per share. Under ASC 470, $191,804 of the proceeds from the 2 1/4% Notes due 2011 was allocated to long-term debt and $88,196 was allocated to equity based on the Company’s non-convertible borrowing rate in effect at the time the notes were issued. Debt issuance costs attributable to the $191,804 of 2 1/4% Notes due 2011 amounted to approximately $5,924, which were being amortized on a straight-line basis, which approximated the effective interest method, over the life of the 2 1/4% Notes due 2011. During 2009, the Company repurchased 2 1/4% Notes due 2011 with a face value of $82,900 (as discussed below), and wrote off the related unamortized debt issuance costs and debt discount. During the third quarter of 2011, the Company issued an aggregate of 7,614,000 shares of common stock in several separate transactions in exchange for $116,600 aggregate principal amount (net of an unamortized discount of $1,200) of the 2 1/4% Notes due 2011. The Company also recorded approximately $808 of interest expense in 2011 related to exchange offers accepted by certain note holders. The remaining approximately $78,000 principal amount of these notes was repaid in October 2011 in cash.

During 2005, the Company completed an offering of $230,000 of 2 1/4% Convertible Subordinated Notes due 2012 (“2 1/4% Notes due 2012”), convertible into common stock at approximately $17.78 per share. Under ASC 470, $143,266 of the proceeds from the 2 1/4% Notes due 2012 was allocated to long-term debt and $86,734 was allocated to equity based on the Company’s non-convertible borrowing rate in effect at the time the notes were issued. Debt issuance costs attributable to the $143,266 of 2 1/4% Notes due 2012 amounted to approximately $4,220, which are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 2 1/4% Notes due 2012. During 2009, the Company repurchased 2 1/4% Notes due 2012 with a face value of $23,250 (as discussed below), and wrote off the related unamortized debt issuance costs and debt discount. The 2 1/4% Notes due 2012 also contain a provision for a “make-whole” premium to be paid by the Company to holders of the 2 1/4% Notes due 2012 in the event of certain changes in control that could occur during the life of the 2 1/4% Notes due 2012. The premium is payable in the form of the Company’s common stock by increasing the conversion rate to the

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE F) – Long-term Debt (continued)

holders of the notes who convert their notes. The premium, which is expressed as additional shares of common stock per one thousand dollars principal amount of notes, is based upon the price of the Company’s stock as of the effective date of the change in control. As of December 31, 2011, the maximum premium possible is approximately $21,334, or approximately 10% of the aggregate face value of 2 1/4% Notes due 2012 outstanding, in the event a qualified change in control occurs with a stock price of at least $14.82 per share at such date. If the stock price on the effective date of a change in control is less than $14.82 per share or greater than $100.00 per share, no premium will be paid.

During 2009, the Company repurchased 2 1/4% Notes due 2011 with a face value of $82,900 and 2 1/4% Notes due 2012 with a face value of $23,250 for an aggregate cost of approximately $50,000 plus accrued interest. The repurchase resulted in a gain on extinguishment of debt of $38,873, net of the related debt discount of $16,424 and debt issuance costs of $855.

The carrying amount and fair value of the Company’s short-term and long-term debt are as follows:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

3% Convertible Senior Notes due 2018	$363,698	$433,924	$—	$—
2 1/4% Convertible Subordinated Notes due 2011	—	—	188,620	320,311
2 1/4% Convertible Subordinated Notes due 2012	198,037	200,534	184,231	314,245
BioMed lease financing	252,105	263,688	250,516	266,016

	$813,840	$898,146	$623,367	$900,572

The fair value of the BioMed lease financing is determined using a discounted cash flow analysis and current rates for corporate debt having similar characteristics and companies with similar credit worthiness.

The components of the convertible debt are as follows:

	December 31, 2011
	Face Value	Unamortized Debt Discount	Carrying Amount
3% Convertible Senior Notes due 2018	$494,500	$(130,802)	$363,698
2 1/4% Convertible Subordinated Notes due 2012	206,736	(8,699)	198,037

	$701,236	$(139,501)	$561,735

	December 31, 2010
	Face Value	Unamortized Debt Discount	Carrying Amount
2 1/4% Convertible Subordinated Notes due 2011	$197,100	$(8,480)	$188,620
2 1/4% Convertible Subordinated Notes due 2012	206,740	(22,509)	184,231

	$403,840	$(30,989)	$372,851

The Company’s 3% Notes due 2018 are unsecured obligations of the Company and rank equal in right of payment with all other senior indebtedness, if any, and senior in right of payment to the Company’s existing and future subordinated indebtedness. The 3% Notes due 2018 are not redeemable prior to maturity, but

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE F) – Long-term Debt (continued)

can be repurchased by the Company on the open market. The indentures under which the 3% Notes due 2018 have been issued contain no financial covenants or any restriction on the payments of dividends, the incurrence of additional senior indebtedness, or other indebtedness, or the Company’s issuance or repurchase of securities. There are no sinking fund requirements with respect to the 3% Notes due 2018.

The Company’s 2 1/4% Notes due 2012 are unsecured obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The 2 1/4% Notes due 2012 are not redeemable prior to maturity, but can be repurchased by the Company on the open market. The indentures under which the 2 1/4% Notes due 2012 have been issued contain no financial covenants or any restriction on the payments of dividends, the incurrence of senior indebtedness, or other indebtedness, or the Company’s issuance or repurchase of securities. There are no sinking fund requirements with respect to the 2 1/4% Notes due 2012.

(NOTE G) – Commitments and Other Matters

Leases

The Company leases office and laboratory premises pursuant to operating leases expiring at various dates through 2026. Minimum annual rentals are as follows:

Year Ending December 31,

2012	$21,305
2013	21,843
2014	21,973
2015	22,113
2016	22,431
2017 and thereafter	214,881

$324,546

The operating lease commitment of $324,546 includes lease payments associated with the Company’s lease with BioMed for its Traville headquarters. During 2006 the Company entered into a lease with BioMed for its Traville headquarters following the termination of the Company’s Traville lease with its former lessor. Based upon an allocation of fair value, the initial annual rent for Traville was approximately $16,653. The aggregate rental payments over the remaining lease term are approximately $307,243, including an annual escalation of 2% which is accounted for on a straight-line basis over the lease term. The Company has an option to purchase the Traville facility in 2016 for $303,000. There are no financial covenants with respect to the BioMed lease.

As part of its agreement with BioMed, the Company committed to exercise purchase options with respect to certain equipment currently used at the Traville facility at the end of the applicable equipment lease terms. The equipment was subject to several operating leases with an unrelated party. The Company exercised the purchase option related to the remaining leases in 2009 at a cost of approximately $5,300. The Company will transfer ownership of this facility-related equipment to BioMed at the earlier of the end of the Traville lease term or at certain other pre-specified events.

The Company has entered into two long-term leases, as amended, with MEDCO expiring January 1, 2019 for a small-scale manufacturing facility built to the Company’s specifications. The Company has accounted for these leases as operating leases. The facility was financed primarily through a combination of MEDCO Bonds and loans issued to MEDCO by certain State of Maryland agencies. The Company has no equity interest in MEDCO.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE G) – Commitments and Other Matters (continued)

Rent is based upon MEDCO’s debt service obligations. Annual base rent under the leases during 2011 was approximately $1,108. Annual base rent under the leases in 2012 is expected to increase to approximately $2,036. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2012. The Company has restricted investments of approximately $35,900 and $35,400 as of December 31, 2011 and 2010, respectively, associated with these leases which serve as security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, the Company could lose part or all of its restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, the Company has an option during or at the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $34,000 in 2012 to approximately $21,000 in 2019. The amended leases contain no debt covenants with respect to the Company’s financial condition. See Note C, Investments, for additional discussion of the Company’s restricted investments.

The Company’s leases for office and laboratory space provide for certain rent escalations on each anniversary of the lease commencement date. For financial reporting purposes, rent expense is charged to operations on a straight-line basis over the term of the lease, resulting in a liability for deferred rent of $11,795 and $10,358 as of December 31, 2011 and 2010, respectively.

Rent expense aggregated $19,976, $20,949 and $22,357 for 2011, 2010 and 2009, respectively. The decrease in rent expense each year is due to the expiration of certain equipment leases.

401(k) Plan

The Company has a 401(k) pension plan available to eligible full-time employees. Participating employees may contribute up to 100% of their total eligible compensation to the plan, subject to Internal Revenue Service limitations. The Company currently matches a portion of the employee contributions. The Company’s contribution was $5,257, $2,592 and $1,645 for 2011, 2010 and 2009, respectively.

Contingent Liabilities

In the ordinary course of business, the Company is involved in various legal proceedings, including, among others, patent oppositions, patent revocations, patent infringement litigation, securities class actions, shareholder derivative litigation and other matters incidental to its business. While it is not possible to accurately predict or determine the eventual outcome of these matters or estimate a range of loss, one or more of these matters currently pending could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In November 2011, two securities class actions were filed in the U.S. District Court for the District of Maryland against the Company and a number of its current and former executive officers and directors, alleging violations of securities laws during 2010 and 2009. In addition, three shareholder derivative actions have been filed during December 2011 and January 2012 in the United States District Court for the District of Maryland that are related to essentially the same allegations made in the securities class actions. The Company believes these suits are without merit and plans to vigorously defend these claims. Currently, the Company cannot estimate any potential loss related to these claims. No reserve has been established for any potential liability relating to these suits.

Loss Contingencies

As of December 31, 2011, current inventory includes an aggregate of $10,785 of raw materials and work in process relating to anticipated future orders for raxibacumab beyond that which is required to fulfill the second order from the USG. The Company currently expects to recover the cost of this inventory through future sales of raxibacumab. If the Company does not receive additional orders for raxibacumab, it would need to record a charge to cost of product sales for this amount of inventory.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE H) – Stockholders’ Equity

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

Stock-based Compensation Plans

The Company has two stock-based compensation plans as described below. The following is a summary of the stock-based compensation expense that has been recorded in the consolidated statements of operations for the years indicated:

	Year Ended December 31,
	2011	2010	2009

Employee stock option and employee stock purchase plan	$33,920	$24,277	$11,935
Restricted stock units	1,903	1,068	589
Restricted stock awards	92	85	—

Total	$35,915	$25,430	$12,524

Stock-based compensation expense for 2011 is net of $3,373 capitalized as part of inventory production. No income tax benefit was recognized in the consolidated statements of operations for stock-based compensation for the years presented due to the Company’s net loss position.

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

As of December 31, 2011, the total authorized number of shares under the Incentive Plan, including prior plans, was 59,845,420. Options available for future grant were 6,478,055 as of December 31, 2011.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE H) – Stockholders’ Equity (continued)

Stock Options

A summary of stock option activity for 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)

Outstanding at January 1, 2011	24,028,688	$14.55	6.32	$275,278
Granted	4,404,965	25.57
Exercised	(1,954,840)	8.69		32,946
Forfeited	(429,950)	22.40
Expired	(980,051)	39.28

Outstanding at December 31, 2011	25,068,812	15.84	6.24	25,815

Vested and expected to vest at December 31, 2011	24,331,795	15.66	6.17	24,941

Exercisable at December 31, 2011	17,017,555	12.40	5.14	18,023

(1)	Aggregate intrinsic value includes only options in which the exercise price of the option is less than the market value of the Company’s stock on December 31, 2011, or for exercised options, the intrinsic value on the exercise date.

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 0.52 to $10.00	6,545,064	6.34	$3.68	5,160,920	$4.19
$10.01 to $12.50	6,617,214	3.96	10.96	6,526,235	10.96
$12.51 to $15.00	2,320,924	3.82	13.03	2,055,903	12.87
$15.01 to $33.00	9,585,610	8.32	28.18	3,274,497	27.92

	25,068,812			17,017,555

During 2011, 2010 and 2009, the Company issued 1,954,840, 3,600,641 and 4,584,767 shares of common stock, respectively, in conjunction with stock option exercises. The Company received cash proceeds from the exercise of these stock options of approximately $16,982, $37,841 and $48,147, for 2011, 2010 and 2009, respectively.

As of December 31, 2011, total unrecognized compensation cost related to stock options amounted to $104,153, which is expected to be recognized over a weighted-average period of 2.5 years as the options vest. There were non-vested stock options outstanding for 8,064,257 shares as of December 31, 2011.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE H) – Stockholders’ Equity (continued)

The total intrinsic value of stock options exercised during 2011, 2010 and 2009 was approximately $32,946, $66,779 and $51,205, respectively. The total fair value of stock options which vested during 2011, 2010 and 2009 was approximately $38,830, $20,286 and $12,353, respectively. The weighted-average grant-date fair value of stock options granted during 2011, 2010 and 2009 was $14.26, $17.31 and $0.91 per share, respectively.

The fair values of employee stock options granted during 2011, 2010 and 2009 were determined based on the Black-Scholes-Merton option-pricing model using the following range of assumptions:

	Year Ended December 31,
	2011	2010	2009

Expected life:
Stock options	5.5 years	5.5 years	5.5 years
Employee stock purchase plan rights	1.0 years	1.0 years	1.0 years
Interest rate	1.1% - 2.4%	1.3% - 2.7%	1.4% - 2.8%
Volatility	52.6% - 66.2%	55.0% - 65.4%	53.0% - 83.5%
Dividend yield	0%	0%	0%

An explanation of the above assumptions is as follows:

Expected Life of Stock-based Awards – The expected life of stock-based awards is the period of time for which the stock-based award is expected to be outstanding. This estimate is based on historical exercise data.

Interest Rate – The risk-free rate over the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (implied volatility) during a period. The Company uses a combination of historical volatility and the implied volatility of its traded convertible notes as the basis for its expected volatility. In 2010, because the Company’s then outstanding traded convertible notes were nearing maturity, the Company added historical volatility to its overall volatility calculation. The weighted average volatility used was 61.7%, 63.5% and 55.9% for 2011, 2010 and 2009, respectively.

Dividend Yield – The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Restricted Stock

Under the Incentive Plan, the Company has granted both restricted stock awards and restricted stock units (“RSUs”). RSUs have service conditions and vest ratably on an annual basis over a four-year period. During 2011, the Company awarded 280,906 RSUs at a weighted-average grant date fair value of $26.59 per share. The Company incurred $1,995, $1,153 and $589 of compensation expense for 2011, 2010 and 2009, respectively, related to both RSUs and restricted stock awards.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE H) – Stockholders’ Equity (continued)

A summary of the status of the Company’s restricted stock as of December 31, 2011 and changes during 2011 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Restricted stock at January 1, 2011	203,782	$16.01
Granted	280,906	26.59
Vested	(97,421)	12.81
Forfeited	(11,454)	16.96

Restricted stock at December 31, 2011	375,813	24.72

Expected to vest at December 31, 2011	333,521	24.94

Stock-based compensation expense under FASB ASC Topic 718, Compensation – Stock Compensation, for 2011, 2010 and 2009 is not necessarily representative of the level of stock-based compensation expense in future years due to, among other things, (1) the vesting period of the stock-based compensation and (2) the number and fair value of additional stock-based grants in future years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”), as amended, registering 2,000,000 shares of $0.01 par value common stock for issuance under this plan. Under the Purchase Plan, eligible employees may purchase shares of common stock on certain dates and at certain prices as set forth in the plan. The common stock is purchased under the Purchase Plan at a discounted rate, currently at 15%, which results in this plan qualifying as compensatory. During 2011, the Company issued 68,025 shares of common stock pursuant to the Purchase Plan and recorded compensation cost of approximately $758. The weighted-average fair value of the employee stock purchase plan rights granted during 2011, 2010 and 2009 was $5.81, $6.65 and $0.53 per share, respectively. Common stock reserved for future employee purchase under the Purchase Plan aggregated 596,625 shares as of December 31, 2011. There are no other investment options for participants.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE I) – Income Taxes

The Company provides for income taxes using the liability method. The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

	Year Ended December 31,
	2011	2010	2009

Federal income tax provision at 35%	$(133,331)	$(77,112)	$1,491
State taxes, net of federal tax benefit	(7,342)	(7,324)	185
Foreign income tax rate differential	5,436	—	—
Permanent differences, net	8,749	3,247	(336)
Tax credits, principally for research and development	(5,917)	428	(1,813)
State net operating loss carryforward adjustments	60,010	—	—
Research and development credit refunds	—	—	(1,274)
Other	3,130	(183)	(2,967)
Change in valuation allowance on deferred tax asset	69,265	80,944	3,440

	$—	$—	$(1,274)

The change in valuation allowance as reported above excludes the change in valuation allowance associated with the net deferred tax asset recorded in connection with the net unrealized gains on investments, as such amounts are recorded as a component of other comprehensive income. In 2011, the Company recorded a charge of $60,010, fully offset by valuation allowance release, to adjust the Company’s deferred tax assets related to state net operating loss carryforwards. The charge was necessary to account for the adoption of a more favorable state income apportionment methodology provided to Maryland manufacturers and the impact of the Company’s commercialization activities. The effective rate reconciliation now includes a foreign income tax rate differential to account for the Company’s international operations and a line for net permanent differences.

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Current Asset	Long-Term Asset (Liability)

December 31, 2011
Net operating loss carryforward	$—	$824,005
Research and development and other tax credit carryforwards	—	40,791
Capital loss carryforwards	—	315
Deferred revenue	2,910	—
Lease termination charges	—	2,644
Net unrealized gains on investments	—	(1,690)
Intangible assets	1,613	20,037
Equity-based compensation	—	19,729
Depreciation	—	23,523
Unamortized debt discount	—	(51,924)
Reserves and accruals	7,453	8,763
Other	—	1,626

	11,976	887,819
Less valuation allowance	(11,976)	(887,819)

	$—	$—

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE I) – Income Taxes (continued)

	Current Asset	Long-Term Asset (Liability)

December 31, 2010
Net operating loss carryforward	$—	$796,645
Research and development and other tax credit carryforwards	—	34,854
Deferred revenue	2,182	761
Lease termination charges	—	3,302
Net unrealized gains on investments	—	(2,806)
Intangible assets	385	4,104
Equity-based compensation	—	13,664
Depreciation	—	18,633
Unamortized debt discount	—	(11,922)
Reserves and accruals	7,453	10,968
Other	—	1,436

	10,020	869,639
Less valuation allowance	(10,020)	(869,639)

	$—	$—

The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit is not more likely than not. The valuation allowance increased by $20,136 during 2011 to $899,795 as of December 31, 2011. The increase is primarily related to the net operating loss carryforward generated in the current year, partially offset by valuation allowance release related to state net operating losses and $49,129 related to non-deductible debt discount on the Company’s 2011 convertible debt offering that was allocated to equity.

Provision for income taxes is comprised of the following:

	Year Ended December 31,
	2011	2010	2009

Current:
Federal	$—	$—	$(1,274)
State	—	—	—
Foreign taxes	—	—	—
Deferred	—	—	—

	$—	$—	$(1,274)

The Company has available tax credit carryforwards of approximately $40,533 which expire, if unused, from the year 2012 through the year 2031. The Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $2,051,487, excluding stock-based compensation NOLs, which expire, if unused, from the year 2012 through the year 2031. In connection with the adoption of stock-based compensation guidance in 2006, the Company elected to follow the with-and-without approach to determine the sequence in which deductions and NOL carryforwards are utilized. As of December 31, 2011, the Company has approximately $366,185 of NOL carryforwards that relate to stock-based compensation for which future tax benefits, if any, will be credited to equity.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE I) – Income Taxes (continued)

Internal Revenue Code Section 382 (“Section 382”) imposes annual limitations on the utilization of NOL carryforwards and other tax attributes upon an ownership change. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a testing period (generally three years). The Company updated a Section 382 analysis originally completed during 2010. Based on this analysis and other reviews of relevant shareholder activity, the Company’s NOLs and other tax attributes are not limited under Section 382. The Company’s future utilization of all of the Company’s NOLs and other tax attributes is dependent upon the Company’s ability to generate sufficient income during the carryforward periods and no further significant changes in ownership.

The Company accounts for uncertain tax positions pursuant to the guidance of FASB ASC Topic 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2011 and 2010, the Company did not accrue any interest related to uncertain tax positions. The Company’s income taxes have not been subject to examination by any tax jurisdictions since the Company’s inception. Accordingly, all income tax returns filed by the Company are subject to examination by the taxing jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2011	2010	2009

Balance as of January 1	$29,523	$30,022	$30,282
Gross increases related to prior year tax positions	910	—	—
Gross decreases related to prior year tax positions	(635)	(803)	(1,108)
Gross increases related to current year tax positions	1,133	304	848

Balance as of December 31	$30,931	$29,523	$30,022

The Company believes that any of its uncertain tax positions would not result in adjustments to its effective tax rate because likely corresponding adjustments to deferred tax assets would be offset by adjustments to recorded valuation allowances. It is reasonably possible that the balance of uncertain tax positions will decrease by up to $1,284 within the next 12 months due to the statutory expiration of certain tax carryforwards.

(NOTE J) – Facility-Related Exit Credits

During 2011, the Company decided to utilize certain headquarters space (“Wing C”) which it had previously not used and was not expecting to use. In conjunction with this decision, the Company reversed the remaining reserve related to this space, recording a facility-related exit credit of $1,717 in the consolidated statement of operations during 2011.

The following table summarizes the activity related to the liability for exit charges for 2011, all of which is facilities-related:

Balance as of January 1, 2011	$1,938
Accretion recorded	37
Cash items	(258)
Reserve adjustment	(1,717)

Balance as of December 31, 2011	$—

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE K) – Fair Value Measurements

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

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE K) – Fair Value Measurements (continued)

The Company’s assets and liabilities subject to fair value measurements on a recurring basis and the related fair value hierarchy are as follows:

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$402,049	$—	$—	$402,049

Corporate debt securities	$—	$95,729	$—	$95,729
Residential mortgage-backed securities	—	21,008	—	21,008
Asset-backed securities	—	2,497	—	2,497

Marketable securities	$—	$119,234	$—	$119,234

Corporate debt securities	$—	$179,865	$—	$179,865
Residential mortgage-backed securities	—	47,891	—	47,891
Government-sponsored enterprise securities	—	5,281	—	5,281
Asset-backed securities	—	46,921	—	46,921

Marketable securities, non-current	$—	$279,958	$—	$279,958

Money market funds	$11,650	$—	$—	$11,650
U.S. Treasury securities	1,306	—	—	1,306
Corporate debt securities	—	51,944	—	51,944
Residential mortgage-backed securities	—	5,986	—	5,986
Government-sponsored enterprise securities	—	4,649	—	4,649
Asset-backed securities	—	4,658	—	4,658

Restricted investments	$12,956	$67,237	$—	$80,193

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

The fair value of the Company’s accounts receivable, collaboration receivables, other assets, accounts payable, accrued expenses and collaboration payable approximate their carrying amount due to the relatively short maturity of these items. The fair value of the Company’s convertible senior and subordinated debt is based on quoted market prices. The quoted market price of the Company’s convertible senior and subordinated debt was

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE K) – Fair Value Measurements (continued)

approximately $634,458 (book value of $561,735) as of December 31, 2011. With respect to its lease financing, the Company evaluated its incremental borrowing rate as of December 31, 2011, based on the current interest rate environment and the Company’s credit risk. The fair value of the BioMed lease financing was approximately $263,688 (book value of $252,105) as of December 31, 2011 based on a discounted cash flow analysis, and current rates for corporate debt having similar characteristics and companies with similar creditworthiness.

(NOTE L) – Teva Biopharmaceuticals USA, Inc. (formerly CoGenesys)

In 2008, Teva Pharmaceuticals Industries, Ltd. (“Teva”) acquired all of the outstanding stock of CoGenesys and CoGenesys became a wholly-owned subsidiary of Teva called Teva Bio. CoGenesys had been a division of the Company until 2006, when the Company completed the sale of assets and concurrently entered into a license agreement and manufacturing services agreement.

As consideration for the assets conveyed, liabilities assumed and intellectual property licensed, the Company obtained an equity interest in CoGenesys. The Company allocated the consideration received to both the product license and manufacturing services agreement, which was recognized ratably over the term of the manufacturing services agreement, as amended, which ended in 2009.

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

(NOTE M) – Earnings Per Share

Diluted net income (loss) per share was determined as follows:

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$(381,106)	$(233,231)	$5,659

Denominator:
Weighted average shares outstanding	193,667,672	187,791,437	149,334,426

Effect of dilutive securities:
Employee stock options and restricted stock units	—	—	5,719,047

Weighted average shares used for diluted net income (loss) per share	193,667,672	187,791,437	155,053,473

Diluted net income (loss) per share	$(1.97)	$(1.24)	$0.04

Common stock issued in connection with the Company’s Employee Stock Purchase Plan and through exercised options granted pursuant to the Incentive Plan are included in the Company’s weighted average share balance based upon the issuance date of the related shares. As of December 31, 2011, 2010 and 2009, the Company had 25,068,812, 24,028,688 and 24,601,174, respectively, stock options outstanding. The Company had 48,735,519, 24,302,742 and 24,303,304 shares issuable upon the conversion of the

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(NOTE M) – Earnings Per Share (continued)

Company’s convertible debt as of December 31, 2011, 2010 and 2009, respectively. The shares issuable upon the conversion of the Company’s convertible debt and shares due to the Company upon settlement of the Company’s capped call option contracts are excluded from the weighted average shares as they are anti-dilutive.

(NOTE N) – Quarterly Financial Information (unaudited)

Quarterly financial information for 2011 and 2010 is presented in the following table:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2011
Revenue	$26,573	$24,858	$34,022	$45,522
Loss from operations	(115,999)	(68,494)	(75,995)	(69,063)
Net loss	(130,995)	(80,660)	(88,429)	(81,022)
Net loss per share, basic and diluted	(0.69)	(0.42)	(0.45)	(0.41)

2010
Revenue	$46,514	$38,792	$50,782	$21,263
Loss from operations	(37,773)	(46,992)	(29,826)	(76,182)
Net loss	(47,877)	(56,863)	(40,859)	(87,632)
Net loss per share, basic and diluted	(0.26)	(0.30)	(0.22)	(0.46)

The Company’s results for the first quarter of 2011 include an upfront license fee paid to FivePrime of $50,000, or $0.26 per basic and diluted share. See Note D, Collaborations and Other Agreements, for additional information.

The Company’s results for the third quarter of 2010 include additional revenue recognized based on the decision to end future development of ZALBIN of $34,126, or $0.18 per basic and diluted share.