Form 10-Q
period 2012-03-31
HUMAN GENOME SCIENCES INC
filed 2012-04-26
CIK 901219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock outstanding on March 31, 2012 was 199,070,934.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2012	2011
	(in thousands, except share and per share amounts)
Revenue:
Product sales	$37,376	$14,110
Manufacturing and development services	9,507	12,264
Research and development collaborative agreements	245	199

Total revenue	47,128	26,573

Costs and expenses:
Cost of product sales	8,279	9,999
Cost of manufacturing and development services	19,500	11,599
Research and development expenses	39,569	84,485
Selling, general and administrative expenses	40,287	35,120
Commercial collaboration expenses	15,677	3,086
Facility-related exit credits	—	(1,717)

Total costs and expenses	123,312	142,572

Income (loss) from operations	(76,184)	(115,999)

Investment income	1,999	3,252
Interest expense	(19,378)	(15,276)
Other income (expense)	68	(2,972)

Income (loss) before taxes	(93,495)	(130,995)
Income tax expense	—	—

Net income (loss)	$(93,495)	$(130,995)

Basic and diluted net income (loss) per share	$(0.47)	$(0.69)

Weighted average shares outstanding, basic and diluted	198,972,188	189,076,628

Comprehensive loss	$(91,794)	$(132,405)

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$349,217	$402,049
Marketable securities	122,585	119,234
Accounts receivable	72,493	54,758
Collaboration receivables	17,443	23,013
Inventory	45,044	41,659
Prepaid expenses and other current assets	8,907	9,388

Total current assets	615,689	650,101

Marketable securities, non-current	247,385	279,958
Property, plant and equipment (net of accumulated depreciation)	247,940	251,026
Restricted investments	79,493	80,193
Collaboration receivables, non-current	13,641	22,630
Inventory, non-current	112,574	111,822
Other assets	11,448	11,846

TOTAL ASSETS	$1,328,170	$1,407,576

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$47,514	$47,453
Accrued payroll and related taxes	19,827	34,339
Convertible debt	201,698	198,037
Collaboration payable	35,672	33,230
Deferred revenues	6,793	9,452
Other current liabilities	1,044	1,038

Total current liabilities	312,548	323,549

Convertible debt, non-current	367,330	363,698
Lease financing	252,476	252,105
Other liabilities	19,144	11,805

Total liabilities	951,498	951,157

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,991	1,988
Additional paid-in capital	3,262,922	3,250,878
Accumulated other comprehensive income	6,257	4,556
Accumulated deficit	(2,894,498)	(2,801,003)

Total stockholders’ equity	376,672	456,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,328,170	$1,407,576

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(93,495)	$(130,995)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	10,790	6,612
Depreciation and amortization	6,158	5,353
Amortization of debt discount	7,294	6,100
Charge for impaired investment	—	2,909
Facility-related exit credits	—	(1,717)
Loss on sale of investments and marketable securities	192	380
Accrued interest on marketable securities and restricted investments	119	221
Other	503	621
Changes in operating assets and liabilities:
Accounts receivable	(17,735)	8,509
Collaboration receivables	14,559	1,290
Inventory	(4,017)	(28,024)
Prepaid expenses and other assets	344	(3,296)
Accounts payable and accrued expenses	(351)	282
Accrued payroll and related taxes	(14,512)	(6,395)
Collaboration payable	2,442	3,098
Deferred revenues	(2,659)	(739)
Other liabilities	7,345	(470)

Net cash used in operating activities	(83,023)	(136,261)

Cash flows from investing activities:
Purchase of marketable securities	(25,372)	(114,896)
Proceeds from sale and maturities of marketable securities	55,846	141,869
Capital expenditures - property, plant, and equipment	(2,206)	(2,400)
Release of restricted investments	1,180	—

Net cash provided by investing activities	29,448	24,573

Cash flows from financing activities:
Purchase of restricted investments	(108,172)	(29,217)
Proceeds from sale and maturities of restricted investments	107,819	29,001
Proceeds from issuance of common stock	1,379	5,214
Purchase of treasury stock	(283)	(1,041)

Net cash provided by financing activities	743	3,957

Net decrease in cash and cash equivalents	(52,832)	(107,731)
Cash and cash equivalents - beginning of period	402,049	155,691

Cash and cash equivalents - end of period	$349,217	$47,960

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Cash paid during the period for:
Interest	$8,584	$8,418
Income taxes	$—	$—

During the three months ended March 31, 2012 and 2011, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $371 and $452, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase through 2015.

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2012

(dollars in thousands, except per share data)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company” or “HGS”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three months ended March 31, 2012 and 2011, the Company’s financial position as of March 31, 2012, and the cash flows for the three months ended March 31, 2012 and 2011. These adjustments are of a normal recurring nature. Certain prior period balances have been reclassified to conform with current period presentation.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of future financial results.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”), which contains amendments to achieve common fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 explains how to measure fair value for financial reporting. The guidance does not require fair value measurements in addition to those already required or permitted by other Topics. This ASU was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This ASU was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2012

(dollars in thousands, except per share data)

Note 2. Investments

Available-for-sale investments, including accrued interest, as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$93,135	$1,500	$(23)	$94,612
Residential mortgage-backed securities	18,970	304	(1)	19,273
Asset-backed securities	8,689	11	—	8,700

Subtotal - Marketable securities	120,794	1,815	(24)	122,585

Corporate debt securities	153,073	3,342	(48)	156,367
Residential mortgage-backed securities	38,282	614	(2)	38,894
Government-sponsored enterprise securities	5,174	72	—	5,246
Asset-backed securities	46,824	57	(3)	46,878

Subtotal - Marketable securities, non-current	243,353	4,085	(53)	247,385

Cash and cash equivalents	7,676	—	—	7,676
Corporate debt securities	55,775	393	(21)	56,147
Residential mortgage-backed securities	7,907	32	(11)	7,928
Government-sponsored enterprise securities	1,117	13	—	1,130
Asset-backed securities	6,598	16	(2)	6,612

Subtotal - Restricted investments	79,073	454	(34)	79,493

Total	$443,220	$6,354	$(111)	$449,463

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2012

(dollars in thousands, except per share data)

Note 2. Investments (continued)

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

The Company’s investments in mortgage-backed securities have no single maturity date and accordingly, have been allocated on a pro rata basis to each maturity range based on each maturity range’s percentage of the total value. See Note 7, Fair Value Measurements, for the fair value of the Company’s financial assets and liabilities.

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

The Company’s restricted investments with respect to its large-scale manufacturing facility (“LSM”) lease, as amended, will serve as collateral in favor of the landlord in lieu of providing the landlord with either a cash deposit or a standby letter of credit. Under the LSM lease, the Company is required to pledge to the landlord a minimum of $20,000 in marketable securities or provide the landlord with a $19,750 cash security deposit. As of March 31, 2012 and December 31, 2011, the Company has pledged marketable securities.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2012

(dollars in thousands, except per share data)

Note 2. Investments (continued)

In addition, the Company is also required to maintain approximately $33,100 in restricted investments with respect to two leases with the Maryland Economic Development Corporation (“MEDCO”) for its small-scale manufacturing facility. The facility was financed primarily through a combination of bonds issued by MEDCO (“MEDCO Bonds”) and loans issued to MEDCO by certain State of Maryland agencies. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2012. The Company is required to maintain restricted investments which serve as security for the MEDCO letters of credit reimbursement obligation.

Marketable securities and Restricted investments – unrealized losses

The Company owned 356 available-for-sale securities as of March 31, 2012. Of these 356 securities, 50 were in an unrealized loss position as of March 31, 2012. As of March 31, 2012 and December 31, 2011, the Company did not have any investments in a loss position for greater than 12 months. The Company has evaluated its marketable securities and restricted investments and has determined that none of these investments has an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position.

During 2011, the Company determined that its investment in Aegera Therapeutics, Inc. (“Aegera”) had incurred an other-than-temporary impairment based on changes in Aegera’s business activities and wrote down its investment of approximately $3,150 to approximately $240. The impairment loss is included in Other income (expense) on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2011. As of December 31, 2011, the Company no longer owned this investment.

Other Information

The following table summarizes maturities of the Company’s marketable securities and restricted investments as of March 31, 2012:

	Marketable Securities		Marketable Securities, non-current		Restricted Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Less than one year	$120,794	$122,585	$—	$—	$34,202	$34,316
Due in year two through year three	—	—	203,705	206,720	42,587	42,889
Due in year four through year five	—	—	33,629	34,550	1,333	1,338
Due after five years	—	—	6,019	6,115	951	950

Total	$120,794	$122,585	$243,353	$247,385	$79,073	$79,493

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2012

(dollars in thousands, except per share data)

Note 2. Investments (continued)

The Company’s net proceeds, realized gains and realized losses from its investments are as follows:

	Three Months Ended March 31,
	2012	2011

Proceeds on sale and maturities of investments	$163,025	$176,852
Realized gains	28	119
Realized losses	(232)	(496)

Realized gains and losses on securities are included in investment income on the consolidated statements of operations and comprehensive loss. The cost of the securities sold is based on the specific identification method.

The Company recorded net unrealized gains on marketable securities in other comprehensive income of $1,278 and net unrealized losses on marketable securities in other comprehensive income of $1,475 during the three months ended March 31, 2012 and 2011, respectively. Reclassification adjustments out of accumulated other comprehensive income for losses realized in net loss were $204 and $377 during the three months ended March 31, 2012 and 2011, respectively.

Note 3. Collaborations and Other Agreements

GlaxoSmithKline Agreement

During 2006, the Company entered into a license agreement with GlaxoSmithKline (“GSK”) for the co-development and co-commercialization of BENLYSTA arising from an option GSK exercised in 2005, relating to an earlier collaboration agreement. The agreement grants GSK a co-development and co-commercialization license, under which both companies are jointly conducting activities related to the development and sale of products in the United States and abroad. The Company and GSK share Phase 3 and 4 development costs, and share sales and marketing expenses and profits of any product commercialized under the agreement. The Company has primary responsibility for bulk manufacturing and for commercial manufacturing of the finished drug product. In March 2011, the U.S. Food and Drug Administration (“FDA”) approved BENLYSTA and in July 2011 the European Commission granted marketing authorization for BENLYSTA.

GSK’s share of the collaboration profit with respect to BENLYSTA sales in the U.S. and HGS’ share of the rest of world (“ROW”) collaboration expense incurred by GSK are included in the Commercial collaboration expenses line in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011.

Research and development expenses for the three months ended March 31, 2012 and 2011 are net of $6,111 and $5,178, respectively, of costs reimbursed by GSK. The Company shares certain research and development costs including personnel costs, outside services, clinical manufacturing and overhead with GSK under cost sharing provisions in the GSK collaboration agreement.

U.S. Government Agreement

In July 2009, the U.S. Government (“USG”) agreed to purchase 45,000 additional doses of raxibacumab for the Strategic National Stockpile (“SNS”), to be delivered over a three-year period beginning in 2009. The

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2012

(dollars in thousands, except per share data)

Note 3. Collaborations and Other Agreements (continued)

Company expects to receive a total of approximately $142,000 from this order as deliveries are completed. The Company recognized $6,138 and $14,031 in product revenue related to raxibacumab during the three months ended March 31, 2012 and 2011, respectively. The Company recognized $377 and $920 in manufacturing and development services revenue related to the work to conduct animal studies and other raxibacumab activities during the three months ended March 31, 2012 and 2011, respectively. The Company is entitled to receive approximately $20,000 under the contract with the USG if raxibacumab is licensed by the FDA.

MedImmune LLC Agreement

In 1999, the Company entered into a collaborative agreement with Cambridge Antibody Technology Ltd. (“CAT”) (assumed by MedImmune LLC (“MedImmune”) through acquisition) to jointly pursue the development of fully human monoclonal antibody therapeutics. The Company will pay MedImmune milestone payments in connection with the development of any such antibodies as well as royalty payments on the Company’s net sales of such licensed product following regulatory approval. In the event of the achievement of certain other milestones or successful product launch of other products, the Company would be obligated to pay MedImmune additional compensation. Since 1999, the Company has exercised one option and made certain payments. During the three months ended March 31, 2012, the Company did not incur any milestones obligations. During the three months ended March 31, 2011, the Company made a $3,000 milestone payment in connection with the FDA approval of BENLYSTA, which is included in research and development expenses on the consolidated statement of operations and comprehensive loss.

In 2000, the Company entered into a second agreement with CAT. The 2000 agreement provides the Company with rights to use MedImmune technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company will pay MedImmune clinical development milestones and royalties based on product sales. Since 2000, the Company has exercised several options and made certain payments. During the three months ended March 31, 2012 and 2011, the Company did not incur any milestone obligations.

During the three months ended March 31, 2012 and 2011, the Company incurred aggregate royalty expenses under these agreements of approximately $2,596 and $764, respectively, associated with U.S. sales of BENLYSTA and raxibacumab. These royalty expenses are included in cost of product sales on the consolidated statements of operations and comprehensive loss. Royalty expenses to MedImmune related to ROW sales of BENLYSTA are included in Commercial collaboration expense on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2012.

FivePrime Therapeutics Agreement

During 2011, the Company entered into an agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop and commercialize FivePrime’s FP-1039 product candidate for multiple cancers. The Company paid FivePrime an upfront license fee of $50,000, which is reflected in research and development expenses on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2011. The Company may be required to pay up to $445,000 in future development, regulatory and commercial milestone payments, as well as royalty payments on net sales if the product is commercialized. HGS has exclusive rights to develop and commercialize FP-1039, now known as HGS1036, for all indications in the United States, Canada and the European Union (“EU”). FivePrime has an option to co-promote HGS1036 and any next-generation products in the United States, and retains full development and

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2012

(dollars in thousands, except per share data)

Note 3. Collaborations and Other Agreements (continued)

commercialization rights in all other regions of the world outside the U.S., Canada and the EU. The Company incurred research and development expenses of $865 under cost sharing provisions in the FivePrime agreement during the three months ended March 31, 2012. The Company did not incur any research and development expenses, other than the upfront license fee paid, during the three months ended March 31, 2011.

Note 4. Other Financial Information

Collaboration Receivables

Collaboration receivables of $17,443 as of March 31, 2012 include $11,149 due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product that is expected to be sold within the next year. Collaboration receivables also include $5,899 in unbilled receivables from GSK in connection with the Company’s cost-sharing agreements. Collaboration receivables of $23,013 as of December 31, 2011 include $12,436 due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product that is expected to be sold within the next year, $9,833 in unbilled receivables from GSK in connection with the Company’s cost sharing agreements.

Collaboration receivables, non-current of $13,641 and $22,630 as of March 31, 2012 and December 31, 2011, respectively, relate to the amount due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product that is not expected to be sold within the next year.

Inventory

Inventories consist of the following:

	March 31, 2012		December 31, 2011
	Current	Non-current	Current	Non-current

Raw materials	$13,201	$4,550	$12,183	$4,852
Work-in-process	23,463	104,022	22,567	102,887
Finished goods	8,380	4,002	6,909	4,083

Total	$45,044	$112,574	$41,659	$111,822

Inventory that is not expected to be sold until more than 12 months from the balance sheet date is classified as non-current.

BENLYSTA-related inventories that were either purchased or manufactured prior to the date the Company began capitalizing BENLYSTA inventory (November 2010) were $75,186 and $92,824 as of March 31, 2012 and December 31, 2011, respectively. These inventories have a carrying value of zero, as the costs to purchase or produce this inventory were expensed as research and development expense in the period manufactured, and accordingly are not reflected in the inventory balances shown above. These inventories could be used in clinical trials, sold in the U.S. as commercial product or shipped to GSK at cost for the ROW sale of BENLYSTA.

As of March 31, 2012, the Company has current inventory relating to raxibacumab beyond what is required to fulfill the second order from the USG. See Note 5, Commitments and Contingencies, for additional discussion.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2012

(dollars in thousands, except per share data)

Note 4. Other Financial Information (continued)

Collaboration Payable

Collaboration payable of $35,672 and $33,230 as of March 31, 2012 and December 31, 2011, respectively, represents cost reimbursements due to GSK in connection with BENLYSTA.

Other Liabilities

Other liabilities of $19,144 and $11,805 as of March 31, 2012 and December 31, 2011, respectively, consist primarily of deferred rent and deferred collaboration income.

Note 5. Commitments and Contingencies

In the ordinary course of business, the Company is involved in various legal proceedings, including, among others, employment related matters, patent oppositions, patent revocations, patent infringement litigation, securities class actions, shareholder derivative litigation and other matters incidental to its business. The Company records accruals for loss contingencies to the extent that it concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company evaluates on a quarterly basis, developments in legal proceedings and other matters that could result in the recognition of a liability or a change in the amount of a liability that has been previously accrued. While it is not possible to accurately predict or determine the eventual outcome of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In November 2011, two securities class actions were filed in the U.S. District Court for the District of Maryland against the Company and a number of its current and former executive officers and directors, alleging violations of securities laws during 2010 and 2009. These actions were consolidated in March 2012. In addition, three shareholder derivative actions were filed during December 2011 and January 2012 in the United States District Court for the District of Maryland that are related to essentially the same allegations made in the securities class actions. The Company believes these suits are without merit and plans to vigorously defend these claims. These suits are at the very early stages of the legal process, which can extend for several years. As a result, these matters have not yet progressed sufficiently though discovery and development of important factual information and legal issues to enable the Company to estimate a range of a reasonably possible loss, if any.

As of March 31, 2012, current inventory includes an aggregate of $15,430 of inventory relating to anticipated future orders for raxibacumab beyond what is required to fulfill the second order from the USG. The Company currently expects to recover the cost of this inventory through future sales of raxibacumab. If the Company does not receive additional orders for raxibacumab, it would need to record a charge to cost of product sales for this amount of inventory.

Note 6. Stock-Based Compensation

The Company has a stock incentive plan (the “Incentive Plan”) under which options to purchase new shares of the Company’s common stock may be granted to employees, consultants and directors at an exercise price no less than the quoted market value on the date of grant. The Incentive Plan also provides for awards in the form of stock appreciation rights, restricted (non-vested) or unrestricted stock awards, stock-equivalent units or performance-based stock awards. The Company issues both qualified and non-qualified options under the Incentive Plan. The Company also has an Employee Stock Purchase Plan (“ESPP”).

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2012

(dollars in thousands, except per share data)

Note 6. Stock-Based Compensation (continued)

Stock-based compensation expense for the three months ended March 31, 2012 is not necessarily representative of the level of stock-based compensation expense in future periods due to, among other things, the fair value of additional stock option grants and other awards in future years and the vesting period of the stock options and other awards.

The Company recorded stock-based compensation expense pursuant to these plans of $10,790 (net of $120 capitalized as part of inventory production) and $6,612 (net of $1,035 capitalized as part of inventory production) during the three months ended March 31, 2012 and 2011, respectively. Stock-based compensation expense relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan.

Under the Incentive Plan, the Company issued 69,745 shares of common stock in conjunction with stock option exercises during the three months ended March 31, 2012. The Company granted 3,184,688 stock options with a weighted-average grant date fair value of $4.23 per share under the Incentive Plan during the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Company awarded 253,691 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $8.86 per share. During the same period, 92,942 RSUs vested and the Company issued 57,779 shares of common stock to employees, net of 35,163 shares purchased to satisfy the awardees’ minimum tax withholding requirement related to the RSUs vesting. The treasury stock was retired prior to March 31, 2012. During the three months ended March 31, 2012, 3,300 restricted stock awards vested.

As of March 31, 2012, the total authorized number of shares under the Incentive Plan, including prior plans, was 59,880,583. Shares available for future equity awards were 3,730,501 as of March 31, 2012.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2012

(dollars in thousands, except per share data)

Note 7. Fair Value Measurements

The Company’s assets and liabilities subject to fair value measurements on a recurring basis and the related fair value hierarchy are as follows:

	Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$349,217	—	—	$349,217

Corporate debt securities	$—	$94,612	$—	$94,612
Residential mortgage-backed securities	—	19,273	—	19,273
Asset-backed securities	—	8,700	—	8,700

Marketable securities	$—	$122,585	$—	$122,585

Corporate debt securities	$—	$156,367	$—	$156,367
Residential mortgage-backed securities	—	38,894	—	38,894
Government-sponsored enterprise securities	—	5,246	—	5,246
Asset-backed securities	—	46,878	—	46,878

Marketable securities, non-current	$—	$247,385	$—	$247,385

Money market funds	$7,676	$—	$—	$7,676
Corporate debt securities	—	56,147	—	56,147
Residential mortgage-backed securities	—	7,928	—	7,928
Government-sponsored enterprise securities	—	1,130	—	1,130
Asset-backed securities	—	6,612	—	6,612

Restricted investments	$7,676	$71,817	$—	$79,493

The Company evaluates the types of securities in its investment portfolios to determine the proper classification in the fair value hierarchy based on trading activity and the observability of market inputs.

The Company generally obtains a single quote or price per instrument from independent third parties to help it determine the fair value of securities in Level 1 and Level 2 of the fair value hierarchy. The Company’s Level 1 cash and money market instruments are valued based on quoted prices from third parties, and the Company’s Level 1 U.S. Treasury securities are valued based on broker quotes. The Company’s Level 2 assets are valued using a multi-dimensional pricing model that includes a variety of inputs including actual trade data, benchmark yield data, non-binding broker/dealer quotes, issuer spread data, monthly payment information, collateral performance and other reference information. These are all observable inputs. The Company reviews the values generated by the multi-dimensional pricing model for reasonableness, which could include reviewing other publicly available information. During the three months ended March 31, 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

The Company does not hold auction rate securities, loans held for sale, mortgage-backed securities backed by sub-prime or Alt-A collateral or any other investments that require the Company to determine fair value using a discounted cash flow approach. Therefore, the Company does not need to adjust its analysis or change its assumptions specifically to factor illiquidity in the markets into its fair values.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2012

(dollars in thousands, except per share data)

Note 7. Fair Value Measurements (continued)

The fair value of the Company’s receivables, other assets, accounts payable, accrued expenses and other payables approximate their carrying amount due to the relatively short maturity of these items. The fair value of the Company’s convertible debt is based on quoted market prices. The quoted market price of the Company’s Level 1 convertible debt was approximately $690,787 (book value of $569,028) as of March 31, 2012. With respect to its lease financing, the Company evaluated its incremental borrowing rate as of March 31, 2012, based on the current interest rate environment and the Company’s credit risk. The fair value of the Level 2 BioMed lease financing was approximately $255,472 (book value of $252,476) as of March 31, 2012 based on a discounted cash flow analysis, and current rates for corporate debt having similar characteristics and companies with similar creditworthiness.

Note 8. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(93,495)	$(130,995)

Denominator:
Basic and diluted earnings per share - weighted-average shares	198,972,188	189,076,628

Net loss per share, basic and diluted:
Net loss per share	$(0.47)	$(0.69)

Common stock issued in connection with the Company’s ESPP and through exercised options granted pursuant to the Incentive Plan are included in the Company’s weighted average share balance based upon the issuance date of the related shares. As of March 31, 2012 and 2011, the Company had 28,058,055 and 26,807,654, respectively, of stock options and non-vested RSUs outstanding. As of March 31, 2012 and 2011, the Company had 48,735,463 and 24,302,742, respectively, of shares issuable upon the conversion of the Company’s convertible debt. The stock options and non-vested RSUs outstanding and shares issuable upon conversion of the Company’s convertible debt as of March 31, 2012 and 2011 are excluded from the weighted average shares as they are anti-dilutive. Additionally, shares due to the Company upon settlement of the Company’s capped call option contracts as of March 31, 2012 are excluded from the weighted average shares as they are anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2012 and 2011

Overview

Human Genome Sciences, Inc. (“HGS”) is a biopharmaceutical company that exists to place new therapies into the hands of those battling serious disease. Our lead products are BENLYSTA® (belimumab) for systemic lupus erythematosus (“SLE”) and raxibacumab for inhalation anthrax.

BENLYSTA was approved in March 2011 by the U.S. Food and Drug Administration (“FDA”) for the treatment of adult patients with active, autoantibody-positive SLE who are receiving standard therapy. We launched BENLYSTA shortly thereafter and recognized revenue from our first BENLYSTA sales in March 2011. In July 2011, the European Commission granted marketing authorization for BENLYSTA as an add-on therapy in adult patients with active autoantibody-positive SLE, with a high degree of disease activity despite standard therapy. BENLYSTA is currently available in the United States, Canada and a number of European and other countries. In addition, regulatory submissions are pending in other countries.

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

We continue to deliver raxibacumab to the Strategic National Stockpile (“SNS”) for emergency use in treating inhalation anthrax. In July 2009, the U.S. Government (“USG”) exercised its option under our contract to purchase 45,000 additional doses of raxibacumab, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed, $123.5 million of which has been recognized as revenue through March 31, 2012. In May 2009, we submitted a Biologics License Application (“BLA”) to the FDA for raxibacumab for the treatment of inhalation anthrax. We received a Complete Response Letter in November 2009, and we continue to work closely with the FDA to obtain approval. HGS will receive approximately $20.0 million from the USG if raxibacumab is licensed by the FDA.

In addition to our internal pipeline, we have substantial financial rights to two novel drugs that GSK has advanced to late-stage development. The first of these is darapladib, which was discovered by GSK based on HGS technology. In two Phase 3 trials, GSK is currently evaluating whether darapladib can reduce the risk of adverse cardiovascular events such as heart attack or stroke in patients with chronic coronary heart disease and acute coronary syndrome, respectively. The combined darapladib Phase 3 program spans 42 countries and has enrolled more than 28,500 patients. The second is albiglutide, for which GSK recently announced that it has reviewed primary endpoint data from seven of eight Phase 3 studies designed to evaluate the efficacy and safety of albiglutide, versus placebo and active controls in type 2 diabetes. GSK said that the data reviewed to date supports progression to regulatory submissions of albiglutide as a possible once-weekly treatment for this disease. Albiglutide was created by HGS using its proprietary albumin-fusion technology, and the product was licensed to GSK in 2004.

We are working on potential additional indications for BENLYSTA as well as additional methods of delivery. Currently, BENLYSTA is delivered by infusion at two-week intervals for the first three doses and every four weeks thereafter. In December 2011, we initiated dosing of patients in BLISS-SC, a Phase 3 trial of the subcutaneous formulation of BENLYSTA. If this trial is successful and regulatory authorities agree, the subcutaneous formulation will make it possible for patients to self-administer BENLYSTA by injection once a week. Later in 2012, we plan to initiate Phase 3 trials of BENLYSTA in vasculitis and active lupus nephritis.

We are also working to expand and advance our mid- and early-stage pipeline beyond BENLYSTA. A randomized Phase 2 trial is currently evaluating mapatumumab in combination with Nexavar® (sorafenib) for the treatment of advanced hepatocellular cancer. Mapatumumab is a human monoclonal antibody to TRAIL receptor 1.

Overview (continued)

In March 2011, we entered into an agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop and commercialize HGS1036 (formerly FP-1039) for multiple cancers.

Strategic partnerships are an important driver of our commercial success. We have a co-development and co-commercialization agreement with GSK for BENLYSTA, and raxibacumab is being developed under a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) of the Office of the Assistant Secretary for Preparedness and Response (“ASPR”), U.S. Department of Health and Human Services (“HHS”). Our strategic partnerships with a number of pharmaceutical and biotechnology companies allow us to leverage our strengths and gain access to sales and marketing infrastructure, as well as complementary technologies. Some of these partnerships provide us with licensing or other fees, clinical development cost-sharing, milestone payments and rights to royalty payments as products are developed and commercialized. In some cases, we are entitled to certain commercialization, co-promotion, revenue-sharing and other product rights.

Critical Accounting Policies and the Use of Estimates

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant changes in critical accounting policies from those at December 31, 2011, however the following information is in addition to, and should be read in conjunction with, the accounting policies included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Product sales. Product sales consist of U.S. sales of BENLYSTA and raxibacumab. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, all performance obligations have been met and returns can be reasonably estimated. Because we received FDA approval in the first quarter of 2011, we currently cannot yet make a reasonable estimate of future product returns when product is delivered to distributors. Therefore, we currently do not recognize revenue upon product shipment to specialty distributors, even though the specialty distributor is invoiced upon product shipment. Instead, we recognize revenue through the specialty distributor channel at the time of shipment to the physicians or their clinics. As of March 31, 2012, we have deferred revenue of approximately $2.4 million with respect to BENLYSTA, which represents product shipped to specialty distributors but not yet sold through to physicians or clinics. As of March 31, 2012, the cost of product at the specialty distributors is negligible, as it was manufactured prior to our capitalization date in 2010. Wholesalers supply product to all other healthcare providers (e.g. hospitals, pharmacies), however they do not take physical delivery of product. All wholesaler orders are drop-shipped directly to the healthcare providers. For wholesaler purchases, we currently recognize revenue upon shipment to the healthcare provider.

Product sales are recorded net of accruals for estimated rebates, chargebacks, discounts and other deductions (collectively, “sales deductions”) and returns. With the exception of allowances for prompt payment, allowances for sales deductions and returns are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

We estimate BENLYSTA sales deductions and returns utilizing actual sales data, contracts with distributors and wholesalers and third-party market research. The following table summarizes the activity of BENLYSTA sales deductions and return amounts recorded in Accrued expenses in our consolidated balance sheet as of March 31, 2012 (in millions):

	Rebates & Chargebacks	Wholesaler/Distributor Deductions, Co-pay Assistance & Prompt Pay	Returns	Total

Balance as of January 1, 2012	$3.3	$0.7	$0.7	$4.7

Reserve for current period sales	2.8	1.2	0.4	4.4
Adjustment for prior period sales	—	(0.1)	—	(0.1)
Credits/payments for prior period sales	(1.0)	(0.7)	—	(1.7)
Credits/payments for current period sales	(0.4)	(0.3)	(0.1)	(0.8)

Balance as of March 31, 2012	$4.7	$0.8	$1.0	$6.5

Critical Accounting Policies and the Use of Estimates (continued)

Our estimates and assumptions are subject to inherent limitations and may need to be adjusted accordingly on a prospective basis. For reference, a 10% change to the returns allowance percentage as of March 31, 2012 would result in a $0.1 million impact to net product sales for the three months ended March 31, 2012. A 10% change to the rebate allowance percentage as of March 31, 2012 would result in a $0.4 million impact to net product sales for the three months ended March 31, 2012, and a 10% change to the co-pay allowance percentage as of March 31, 2012 would result in a $0.1 million impact to net product sales for the three months ended March 31, 2012.

We are not the principal with respect to BENLYSTA sold outside the U.S., i.e. in the rest of world (“ROW”). Therefore, we do not record product sales with respect to this activity.

Results of Operations

Revenues. Revenues were $47.1 million and $26.6 million for the three months ended March 31, 2012 and 2011, respectively. Revenues for the three months ended March 31, 2012 included $31.2 million in BENLYSTA product sales ($35.6 million in gross sales before sales deductions, returns and allowances), as well as $6.1 million in raxibacumab product sales and $9.5 million in manufacturing and development services revenue. Revenues for the three months ended March 31, 2011 included $14.0 million in raxibacumab product sales, as well as our first month of BENLYSTA product sales and $12.3 million from manufacturing and development services revenue. BENLYSTA was approved by the FDA in March 2011 and current year revenue reflects increased product sales. Revenue in future periods is expected to increase as BENLYSTA sales progress. Additionally, product sales during the remainder of 2012 are expected to include approximately $18.8 million of raxibacumab sales related to the second USG order.

Cost of product sales. Cost of product sales was $8.3 million and $10.0 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in cost of product sales is primarily related to lower raxibacumab product sales, partially offset by increased BENLYSTA royalties, fill/finish and distribution costs. Cost of product sales and gross margins for the three months ended March 31, 2012 and 2011 benefited from BENLYSTA product sales with no related cost of sales, other than royalties, fill/finish and distribution costs, because such inventory was manufactured prior to our capitalization date and charged to research and development expenses in the period manufactured. As of March 31, 2012 and December 31, 2011, we had BENLYSTA inventory that cost approximately $75.2 million and $92.8 million, respectively, with no carrying value, and accordingly, we expect our future cost of product sales and our gross margins to benefit from utilization of this inventory, which is sold on a first-in-first-out basis, to the extent it is used commercially rather than clinically.

Cost of manufacturing and development services. Cost of manufacturing and development services was $19.5 million and $11.6 million for the three months ended March 31, 2012 and 2011, respectively. Our manufacturing and development services costs include costs associated with contract manufacturing services and raxibacumab development services costs. Our costs with respect to contract manufacturing services can represent a significant portion of revenues, depending upon production volumes, efficiencies and product mix. During the three months ended March 31, 2012, we expensed $8.0 million of unabsorbed manufacturing costs as a result of operating below normal capacity in our large-scale manufacturing (“LSM”) facility.

Results of Operations (continued)

Expenses. Research and development net expenses were $39.6 million for the three months ended March 31, 2012 compared to $84.5 million for the three months ended March 31, 2011. Our research and development expenses are net of $5.6 million and $6.6 million for the three months ended March 31, 2012 and 2011, respectively, of costs reimbursed primarily by GSK.

We track our research and development expenditures by type of cost incurred – research, pharmaceutical sciences, manufacturing and clinical development.

Our research costs increased to $6.6 million for the three months ended March 31, 2012 from $6.3 million for the three months ended March 31, 2011. This increase is primarily due to increased HGS1036 and new target activity, partially offset by a decrease in HGS1029 activity. Our research costs for the three months ended March 31, 2012 and 2011 are net of $0.7 million and $0.5 million, respectively, of cost reimbursement primarily from GSK and Morphotek under cost sharing provisions in our collaboration agreements.

Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, decreased to $5.4 million for the three months ended March 31, 2012 from $6.0 million for the three months ended March 31, 2011. The decrease is primarily due to decreased activity related to contract manufacturing services, partially offset by an increase in BENLYSTA subcutaneous development costs. Pharmaceutical sciences costs for the three months ended March 31, 2012 and 2011 are net of $1.3 million and $1.1 million, respectively, of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements.

Our research-related manufacturing costs increased to $8.0 million for the three months ended March 31, 2012 from $4.8 million for the three months ended March 31, 2011. This increase is primarily due to BENLYSTA subcutaneous manufacturing costs and HGS1036 activity. Our research-related manufacturing costs for the three months ended March 31, 2012 include $2.0 million due to GSK under cost sharing provisions in our collaboration agreement. Research-related manufacturing costs for the three months ended March 31, 2011 are net of $1.0 million of cost reimbursement from GSK under cost sharing provisions in our collaboration agreement.

Our clinical development costs decreased to $19.5 million for the three months ended March 31, 2012 from $67.4 million for the three months ended March 31, 2011. This decrease is primarily due to the payment of a $50.0 million upfront license fee to FivePrime during the three months ended March 31, 2011, partially offset by an increase in BENLYSTA subcutaneous clinical trial costs. Our clinical development costs for the three months ended March 31, 2012 and 2011 are net of $5.7 million and $4.0 million, respectively, of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements.

Selling, general and administrative expenses increased to $40.3 million for the three months ended March 31, 2012 from $35.1 million for the three months ended March 31, 2011. This increase is primarily due to increased commercial activities, such as marketing programs and materials, since BENLYSTA was not approved by the FDA until March 2011.

Commercial collaboration expenses increased to $15.7 million for the three months ended March 31, 2012 from $3.1 million for the three months ended March 31, 2011. This increase is primarily due to U.S. and ROW BENLYSTA sales activity.

Facility-related exit credits of $1.7 million for the three months ended March 31, 2011 relate to the reversal of our remaining exit reserve for certain exited space. During 2011, we decided to use this remaining exited space and therefore reversed the remaining reserve.

Investment income decreased to $2.0 million for the three months ended March 31, 2012 from $3.3 million for the three months ended March 31, 2011. The decrease in investment income for the three months ended March 31, 2012 is primarily due to lower average investment balances and lower yields on our portfolio. The yield on our

Results of Operations (continued)

portfolio was 1.1% and 1.7% for the three months ended March 31, 2012 and 2011, respectively. A general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

Interest expense increased to $19.4 million for the three months ended March 31, 2012 compared to $15.3 million for the three months ended March 31, 2011. The increase is primarily due to the issuance of our 3% Convertible Senior Notes in November 2011. Interest expense includes non-cash interest expense related to amortization of debt discount of $7.3 million and $6.1 million for the three months ended March 31, 2012 and 2011, respectively.

We had other income of $0.1 million for the three months ended March 31, 2012 compared to other expense of $3.0 million for the three months ended March 31, 2011. The change from other expense to other income is primarily due to a charge for an other-than-temporary impairment of our investment in Aegera Therapeutics, Inc. in March 2011. See Note 2, Investments, of the Notes to the Consolidated Financial Statements for additional discussion.

Net Income (Loss). We recorded a net loss of $93.5 million, or $0.47 per basic and diluted share, for the three months ended March 31, 2012 compared to a net loss of $131.0 million, or $0.69 per basic and diluted share, for the three months ended March 31, 2011. The decrease in the net loss for the three months ended March 31, 2012 is primarily due to higher revenue recognized in the current year from BENLYSTA sales and lower research and development expenses, as the prior year included a $50.0 million, or $0.26 per basic and diluted share, upfront license fee payment to FivePrime.

Liquidity and Capital Resources

We had working capital of $303.1 million as of March 31, 2012 compared to working capital of $326.6 million as of December 31, 2011. The decrease in our working capital is primarily due to the use of working capital to fund our operations, partially offset by an increase in current marketable securities versus non-current at March 31, 2012 as a result of their maturity dates being within twelve months of the balance sheet date.

We received FDA approval for BENLYSTA and began recognizing revenue from U.S. commercial sales of the product in March 2011. In addition to our commercial sales of BENLYSTA, we are currently completing a 2009 follow-on order from the USG for raxibacumab. We expect to receive a total of approximately $142.0 million from this order as deliveries are completed, $123.5 million of which was recognized as revenue through March 31, 2012. Shipments are to be delivered over a three-year period ending in 2012. We may also receive payments under collaboration agreements, to the extent milestones are met, which would further improve our working capital position.

We manage our expenses at a level appropriate for our current and expected available resources. However, the amounts of expenditures that will be needed to carry out our business plan are subject to numerous uncertainties, which may adversely affect our liquidity and capital resources.

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

Our clinical development expenses are dependent on the clinical phase of our drug candidates. Our expenses increase as our drug candidates move to later phases of clinical development. Product candidates listed below include only those active candidates for which an Investigational New Drug Application (“IND”) has been filed with the FDA and for which initial dosing of patients has occurred. The status of those clinical projects for which we incur clinical development expenses on our consolidated statements of operations and comprehensive loss is as follows:

		Clinical Trial Status (1)
Product Candidate	Indication	As of March 31, 2012	As of March 31, 2011

BENLYSTA	Systemic Lupus Erythematosus	(2)	(3)
Raxibacumab	Anthrax	(4)	(4)
HGS1036	Cancer	(5)	(6)
Mapatumumab	Cancer	Phase 2	Phase 2

(1)	Clinical Trial Status defined as when patients are being dosed.
(2)	Product approved in the U.S. and Europe; Phase 3 sub-cutaneous formulation study underway; Phase 4 studies in planning stage.
(3)	Product was approved in U.S. in March 2011, MAA filed in June 2010.
(4)	BLA filed in 2009; Complete Response Letter received from the FDA; additional work ongoing.
(5)	Phase 1 trial completed in 2011 by FivePrime. We are planning to initiate a Phase 1b trial in 2012.
(6)	Phase 1 trial initiated by FivePrime.

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

We have certain contractual obligations that may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources. Our operating leases are not recorded on our balance sheets. Debt associated with the 2006 sale of our LSM to BioMed Realty Trust, Inc. (“BioMed”) and accompanying leaseback is recorded on our balance sheets as of March 31, 2012 and December 31, 2011. We have an option to purchase the Traville facility in 2016 for $303.0 million.

In the event our 2 1/4% Convertible Subordinated Notes due 2012 are repaid in cash rather than converted to common stock in August 2012, our existing funds and anticipated cash flows will be adversely affected. However, we still believe our existing cash and investments, cash generated from BENLYSTA sales, payments received under the raxibacumab contract and other agreements and investment income will be sufficient to fund our operations for at least the next 12 months. We continuously evaluate opportunities to refinance our existing debt or raise additional funds, and depending on market conditions we may choose to seek alternative sources of funding such as debt or equity offerings in order to strengthen our financial position. There can be no assurance that any such financing required in the future will be available on acceptable terms, if at all.

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

Rent is based upon MEDCO’s debt service obligations, which contain a variable rate component. Assuming no significant changes in the current interest rate environment, our rent for 2012 is estimated to be approximately $2.0 million. The MEDCO Bonds are secured by letters of credit issued for the account of MEDCO which expire in December 2012. We are currently required to have restricted investments of approximately $33.1 million which serve as security for the MEDCO letters of credit reimbursement obligation. Upon default or early lease termination, the MEDCO Bond indenture trustee can draw upon the letters of credit to pay the MEDCO Bonds as they are tendered. In such an event, we could lose part or all of our restricted investments and could record a charge to earnings for a corresponding amount. Alternatively, we have an option through the end of the lease term to purchase this facility for an aggregate amount that declines from approximately $34.0 million in 2012 to approximately $21.0 million in 2019.

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

The foregoing list sets forth many, but not all, of the factors that could cause actual results to differ from the Company’s expectations in any forward-looking statement. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Investors should consider this cautionary statement, as well as the factors discussed in Part II, Item 1A, “Risk Factors,” when evaluating our forward-looking statements.

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

We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, marketable securities and restricted investments by approximately $5.4 million, or approximately 0.7% of the aggregate fair value of $798.7 million, as of March 31, 2012. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of March 31, 2012. We believe that any interest rate change related to our debt securities held as of March 31, 2012 is not material to our consolidated financial statements. As of March 31, 2012, the yield on comparable six-month investments was approximately 0.1%, as compared to our current portfolio yield of approximately 1.1%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

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

Our facility leases for our Traville headquarters and large-scale manufacturing require us to maintain minimum levels of restricted investments of approximately $39.8 million, or $39.5 million if in the form of cash, as collateral for these facilities. Together with the requirement to maintain approximately $33.1 million in restricted investments with respect to our small-scale manufacturing facility leases, our overall level of restricted investments is currently required to be approximately $72.9 million. Although the market value for these investments may rise or fall as a result of changes in interest rates, we will be required to maintain this level of restricted investments in either a rising or declining interest rate environment.

Our convertible notes bear interest at fixed rates. As a result, our interest expense on these notes is not affected by changes in interest rates.

We have several wholly-owned European subsidiaries for commercial activities in that region. While commercial activity in these subsidiaries is increasing, we do not believe we have material exposure to foreign currency fluctuation risks at this time. Another wholly-owned subsidiary, Human Genome Sciences Pacific Pty Ltd. (“HGS Pacific”) sponsors some of our clinical trials in the Asia/Pacific region. We currently do not anticipate HGS Pacific to have any operational activity, and therefore we do not believe we will have any foreign currency fluctuation risks with respect to HGS Pacific.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2012, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BENLYSTA is our first U.S. Food and Drug Administration (“FDA”) approved product. In March 2011, the FDA approved BENLYSTA for the treatment of adult patients with active, autoantibody-positive systemic lupus erythematosus (“active SLE”). We believe that BENLYSTA product sales may constitute all or most of our total revenue over the next several years.

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

Although our market research data suggest that there are approximately 200,000 patients in the U.S. who have been diagnosed with moderate-to-severe systemic lupus and may benefit most from BENLYSTA, we cannot predict the extent to which BENLYSTA will be utilized by these patients or other patients in the rest of the world or whether physicians, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize BENLYSTA. The potential population of patients eligible for treatment with BENLYSTA may be reduced based on the limitations for use included in the approved Package Insert, including that BENLYSTA is not approved for use in patients with severe active lupus nephritis, severe active central nervous system lupus or those taking intravenous cyclophosphamide or other biologics. Our efforts to educate the medical community and third-party payers regarding the benefits of BENLYSTA will require significant resources and may not be successful in achieving our objectives. If BENLYSTA does not achieve broad market acceptance, the revenues we generate from sales will be limited and our business may not be profitable.

Data generated or analyzed with respect to BENLYSTA in clinical trials or otherwise, including with respect to adverse safety events, may result in decreased demand and lower sales or product recall, withdrawal or regulatory action.

The approval of BENLYSTA by the FDA followed completion of the Phase 3 development program for belimumab. As a condition to obtaining U.S. marketing approval of BENLYSTA, we are required to conduct additional clinical trials. The size and scope of these Phase 4 trials are significant and will be costly. The results generated in these Phase 4 trials and other emerging data about BENLYSTA could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or the efficacy of BENLYSTA that may decrease demand and lower sales. Foreign regulatory agencies may impose comparable post-approval requirements that require significant additional expenditures. For example, based on post-marketing surveillance, we and GSK proposed labeling amendments to FDA and the European regulatory authorities regarding hypersensitivity and infusion reactions. In Europe, GSK and the regulatory authorities agreed in February 2012 upon the label changes, and GSK also agreed to send a direct communication to European healthcare providers to inform them of these changes. In the United States, HGS and the FDA agreed in March 2012 upon label changes that have been implemented. Post-marketing studies and other emerging data about BENLYSTA, such as adverse event reports, may result in other label changes and may adversely affect sales or result in withdrawal of BENLYSTA from the market. Furthermore, the discovery of significant problems with a product or class of products similar to BENLYSTA could have an adverse effect on sales of BENLYSTA.

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

BENLYSTA is a human monoclonal antibody that recognizes and inhibits the biological activity of B-lymphocyte stimulator, or BLyS, and was developed as a treatment for systemic lupus erythematosus. In March 2011, the FDA approved BENLYSTA for the treatment of active SLE. We and GSK intend to conduct new clinical trials for additional approved, or labeled, uses of BENLYSTA, such as vasculitis and other autoimmune indications and seek expansion of the labeled uses in the U.S. and in other countries. We and our partner also intend to conduct additional clinical trials for alternative delivery mechanisms. If we are not able to obtain approval for label expansion or alternative delivery mechanisms, we will have incurred significant clinical trial costs without corresponding benefits, our stock price may suffer and our business and financial condition could be materially and adversely affected.

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

Although we have priced BENLYSTA for the U.S. and certain other markets, we can provide no assurance as to the maintenance of these prices or that similar prices may be set for BENLYSTA in other markets upon foreign approvals. In the U.S. market we have priced BENLYSTA at approximately $443.00 for a 120 mg vial and approximately $1,477.00 for a 400 mg vial. Thus, the average price for an annual course of treatment in the U.S. (based on a patient weight of 161 pounds) would be approximately $35,000. U.S. sales of BENLYSTA are subject to various rebates, chargebacks and other deductions that will affect the revenue recognized from these sales. In Germany, the average price for an annual course of treatment (based on the same patient weight) would be approximately €23,000 (or approximately U.S. $30,000). The net price of BENLYSTA in Germany, subject to review by the German health insurance authorities, would be approximately €14,700 (or approximately U.S. $19,200) due to distribution and other costs and a required 16% rebate applicable to all pharmaceutical products. In Spain, the average price for an annual course of treatment (based on the same patient weight) would be approximately €12,000 (or approximately U.S. $15,700). The prices quoted above reflect an exchange rate of 1.31 dollars per euro. The price of BENLYSTA in other countries is and may be significantly lower than these prices. In addition, the prices for our products may be affected by various factors that could adversely affect our sales and profit margins, including economic analyses of the burden of the applicable disease, the perceived value of the product and third party reimbursement policies.

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

We have entered into a two-phase contract to supply raxibacumab to the U.S. Government, which may be terminated by the U.S. Government at any time. Under the first phase of the contract, we supplied ten grams of raxibacumab to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of raxibacumab for the U.S. Strategic National Stockpile (“SNS”) for use in the treatment of anthrax disease. We completed delivery of these doses and the U.S. Government accepted our deliveries. In July 2009, the U.S. Government agreed to purchase 45,000 additional doses. As of March 31, 2012, we have delivered approximately 39,060 doses of this second order. We, therefore, have future deliveries to make and ongoing obligations under the contract, including the obligation to seek FDA approval.

In November 2009, we received a Complete Response Letter from the FDA related to our Biologics License Application (“BLA”) for raxibacumab. In this letter, the FDA determined that it would not approve our BLA for raxibacumab in its present form and requested additional studies and data. Although the government has accepted shipment of raxibacumab subsequent to the receipt of the FDA’s Complete Response Letter, we cannot be sure that the government will continue to accept future shipments or place additional orders.

We will continue to face risks related to the requirements of the contract. If we are unable to meet our obligations associated with this contract, the U.S. Government will not be required to make future payments related to that order. Although we have received U.S. Government approval for two orders of raxibacumab, we cannot be sure we will receive additional orders.

In December 2011, the U.S. Government issued a Sources Sought Notice seeking information from manufacturers of anthrax antitoxin medical countermeasures. In December 2011, we responded to this notice with information on our continuing ability and willingness to supply raxibacumab to the U.S. Government. We expect the U.S. Government to issue a request for proposals related to the procurement of anthrax antitoxins, such as raxibacumab. HGS intends to respond to this request. We cannot be sure that the U.S. Government will issue the request for proposals or, if it does, whether the U.S. government will award an additional order for raxibacumab.

In late 2011, we completed the manufacture of all bulk raxibacumab required for the second order from the U.S. Government and then initiated manufacturing of bulk raxibacumab in anticipation of a third order. If the U.S. Government does not award us a third order, then we will not receive revenue from this manufacturing and will have incurred additional manufacturing expenses. As of March 31, 2012, we have current inventory relating to an anticipated third order of raxibacumab. If we do not receive an additional order from the U.S. Government, we would need to charge cost of product sales for this amount of inventory.

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

The United States has enacted legislation establishing a regulatory pathway for follow-on biologics, also known as biosimilars. This and similar regulatory and legislative activity in other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to BENLYSTA and raxibacumab which might affect the profitability or commercial viability of our products. An accelerated route to market for generic versions of small molecule drugs was established in the United States with the passage of the Hatch-Waxman Amendments in 1984, which also provides five years of exclusivity for small molecule drugs with additional exclusivity under certain circumstances. The passage of the Biologics Price Competition and Innovation Act (“BPCIA”) in March 2010 established a similar pathway for FDA approval of a follow-on biologic that provides 12 years of exclusivity for the original biologic and an additional six month exclusivity period if certain pediatric studies are conducted. In February 2012, the FDA released draft guidance regarding the implementation of this legislation; the FDA is seeking public comment on this guidance and has scheduled a public hearing in May 2012. The FDA may release additional guidance or regulations to implement this legislation, which may not be favorable to us. Moreover, additional legislation could adversely affect the period of exclusivity for an original biologic. For example, the Obama Administration has proposed reducing the period of exclusivity to seven years and prohibiting additional exclusivity periods for a given biologic product. The European Medicines Agency has issued guidelines for approving products through an abbreviated pathway under which more than ten biosimilars have been approved. European legislation provides ten years of exclusivity for original drugs, including biologics, and an additional one year of exclusivity for obtaining marketing approval for certain additional indications. If a generic or biosimilar version of one of our products were approved, it could have a material adverse effect on the sales and gross profits of the product and adversely affect our business and operating results.

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

Clinical trials may take many years. The time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The progress of clinical trials is monitored by both the FDA and independent data monitoring committees that may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

•	financial and personnel resources to conduct or complete trials;

•	our inability to manufacture sufficient quantities of materials for use in clinical trials;

•	our inability to enroll patients due to unavailability or variability in the number and types of patients for each study;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	safety issues or side effects;

•	ineffectiveness of products during the clinical trials; or

•	government or regulatory delays.

Data obtained from our clinical trials may not be sufficient to support an application for regulatory approval without further studies.

Studies conducted by us or by third parties on our behalf may not demonstrate sufficient effectiveness and safety to obtain the requisite regulatory approvals for these or any other potential products. For example, we had been developing ZALBIN for many years. In 2010, we and our collaboration partner Novartis decided to end further development of ZALBIN in anticipation of a Complete Response Letter from the FDA in which we expected the FDA to conclude that our existing ZALBIN data would not support approval of our BLA. In November 2009, we received a Complete Response Letter from the FDA related to our BLA for raxibacumab. In this letter, the FDA determined that it could not approve the BLA in its present form and requested additional studies and data that would be needed prior to the FDA making a decision as to whether or not to approve the raxibacumab BLA. We are in the process of completing those studies and compiling the data and expect to file this information with the FDA in the summer of 2012. However, if we are delayed and do not complete the additional studies and generate the additional data within the time required by the FDA, we may be required to withdraw our existing BLA and resubmit our BLA after completion of such studies. This will start a new review cycle. Even if we do complete such studies and generate such data, the studies and data may not be sufficient for FDA approval. Even if FDA or other regulatory approval is obtained for a product candidate, it may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warnings or labeling language, any of which might reduce the commercial potential of the product.

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

•

laws that require transparency regarding financial arrangements with health care professionals, such as the reporting and disclosure requirements imposed by the Patient Protection and Affordable Care Act (“PPACA”); and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by state health insurance programs or any third-party payer, including commercial insurers and state transparency laws.

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

Our growing international operations increase our risk of exposure to potential claims of bribery and corruption and potential liability related to privacy and data protection.

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

We are also subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data protection continues to evolve. There has been increased attention to privacy and data protection issues in both developed and emerging markets with the potential to directly affect our business, including recently enacted laws and regulations in the United States, Europe, Asia and Latin America and increased enforcement activity in the United States and other developed markets.

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

Our pending patent applications, including those covering full-length genes and their corresponding proteins and antibodies, may not result in the issuance of any additional patents. Our applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be subject to challenge if they do issue. Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the United States and other important markets outside the United States, such as Europe and Japan. For example, in March 2012, the U.S. Supreme Court issued a decision in Mayo v. Prometheus holding that certain diagnostic methods were unpatentable laws of nature rather than patentable methods of applying laws of nature. Additionally, a 2010 U.S. district court decision involving Myriad Genetics expressed concerns regarding the patentability of isolated human genes and gene-based diagnostic methods. In July 2011, the Court of Appeals for the Federal Circuit upheld the patentability of isolated human genes, but found that diagnostic method claims reciting merely “comparison” steps were unpatentable. However, in April 2012, that decision was vacated by the U.S. Supreme Court and remanded for further consideration by the Federal Circuit in light of the Supreme Court’s Mayo decision. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings will likely be necessary to determine the validity and scope of certain of our and others’ proprietary rights. We are currently involved in a number of litigation and administrative proceedings relating to the validity and scope of protection of our patents and those of others in the United States and the rest of the world.

In addition, the “Leahy-Smith America Invents Act” was recently signed into law in the United States. Among other provisions, this law implements a “first inventor to file” system and provides opportunities for third parties to challenge issued patents and submit evidence to be considered by the Patent Office prior to the issuance of a patent. These changes could affect our ability to obtain patents on our inventions and provide additional opportunities for others to challenge our patents. These and other changes in, or different interpretations of, patent laws in the United States and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products or prevent us from using or commercializing our discoveries and products.

HGS has brought three cases against Genentech, Inc. and City of Hope that are now pending before the United States District Court for the Central District of California alleging that U.S. Patent Nos. 6,331,415 (the “Cabilly II Patent”) and 7,923,221 (the “Cabilly III Patent”), related to the field of antibody production and manufacture are invalid, unenforceable, and not infringed by the manufacture, use, importation, offer for sale and sale of BENLYSTA and that Genentech violated numerous antitrust and unfair competition laws in obtaining and enforcing the Cabilly II patent. Genentech and City of Hope then filed counterclaims alleging, among other things, that the manufacture, offer for sale and sale of BENLYSTA infringes one or more claims of the Cabilly II patent. Genentech also brought a separate infringement action against HGS and others relating to the Cabilly III patent, which was consolidated with the HGS suits in the Central District of California. In September 2011, the Court heard arguments on a number of outstanding motions and entered an order staying the antitrust and unfair competition suit and the Cabilly III patent suit. In October 2011, Genentech and City of Hope moved to dismiss HGS’s inequitable conduct counterclaim and strike HGS’ unclean hands defense. In December 2011, the Court dismissed HGS’ inequitable conduct counterclaim without prejudice, with the right to replead, and struck HGS’ unclean hands defense, without leave to amend; the Court also stayed the Cabilly II patent case at the request of the parties. In March 2012, the Court indicated its intention to lift the stay in all of the patent cases related to Cabilly II and III. However, a case management schedule has not yet been implemented by the Court.

Additionally, we have been involved in interference proceedings brought by the United States Patent and Trademark Office (“PTO”) and may be involved in additional interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S.

We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings, and may be involved in other such proceedings in the future. For example, we are involved in European (“EP”) opposition proceedings filed by Teva regarding one of HGS’ issued EP patents covering BENLYSTA. We are also involved in EP opposition proceedings regarding an issued patent of Biogen Idec that HGS and GSK have licensed. In this opposition, the European Patent Office (“EPO”) found Biogen Idec’s claims to a method of treating autoimmune diseases using an antibody to BLyS (such as BENLYSTA), to be valid. Merck Serono SA has appealed this decision to an EPO Technical Board of Appeal, which has scheduled a hearing in October 2012. In September 2011, Eli Lilly and Company filed a revocation proceeding in the U.K. against Biogen Idec with respect to the same Biogen Idec EP patent that is on appeal at the EPO, and in April 2012 Eli Lilly added a request for a declaration that its tabalumab product does not infringe Biogen’s patent. The parties have agreed to postpone discovery in the Biogen Idec U.K. proceeding until after the EPO’s decision in October 2012; a trial is expected in mid-2013. In March 2012, Eli Lilly initiated similar revocation and non-infringement proceedings in Ireland against the same Biogen Idec patent; a trial is expected in late 2013. In April 2012, Eli Lilly initiated an opposition proceeding against a related European patent of Biogen Idec that HGS and GSK have also licensed; a response will be due late this year.

We are also involved in another revocation proceeding in the U.K. brought by Eli Lilly and Company with respect to our EP patent related to BLyS compositions, including antibodies. In 2008, the U.K. High Court ruled that this patent was invalid in the U.K. Eli Lilly had also challenged this patent at the EPO, and in late 2009, an EPO Technical Board of Appeal held that the patent was valid. Nevertheless, in early 2010, the U.K. Court of Appeal disagreed with the EPO and upheld the High Court’s invalidation of the EP patent in the U.K. The U.K. Supreme Court granted HGS permission to appeal this decision and heard the appeal the week of July 18, 2011. On November 2, 2011, the Supreme Court issued a judgment in favor of HGS and allowed HGS’ appeal, dismissed Eli Lilly’s cross-appeal, awarded HGS costs, and remanded the case to the Court of Appeal to resolve the remaining issues. A hearing at the Court of Appeal has been scheduled for early July 2012. In addition, in February 2012, Eli Lilly & Company filed another action against HGS at the U.K. High Court regarding this U.K. patent. In this new action, Eli Lilly seeks a declaratory judgment that any supplementary protection certificate obtained for HGS’ U.K. patent based on Lilly’s tabalumab product would be invalid. Eli Lilly has requested that the U.K. High Court refer certain legal issues regarding supplementary protection certificates to the European Union Court of Justice; a hearing on that request is scheduled for June 2012.

We are also involved in opposition proceedings we and our collaborator FivePrime initiated February 10, 2012 against an EP patent of Aventis Pharma S.A. related to fibroblast growth factor (“FGF”) receptor fusion proteins. In addition, we are involved in opposition proceedings we initiated in April 2012 against an EP patent of Genentech related to death receptor 4 (“DR4”) agonist antibodies.

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

As of March 31, 2012, we had convertible debt of $569.0 million ($701.2 million on a face value basis) and a long-term lease financing for our large-scale manufacturing facility of $252.5 million. During the three months ended March 31, 2012, we made cash interest payments on our convertible debt of $2.3 million. During the three months ended March 31, 2012 we made cash payments on our long-term lease financing of $6.3 million. In addition, we have operating leases, primarily our long-term operating lease for our headquarters, for which we made cash payments of $5.1 million during the three months ended March 31, 2012. Our substantial debt and long-term lease obligations will have several important consequences for our future operations. For instance:

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

As of March 31, 2012, we had $701.2 million in face value of convertible debt outstanding, including $206.7 million in face value of Convertible Subordinated Notes due 2012 (“2012 Notes”). The 2012 Notes are convertible into our common stock at a conversion price of approximately $17.78 per share in August 2012. Our recent stock price has been below the conversion price. If that were to remain the case through maturity, we would be required to pay the 2012 Notes in cash upon maturity. At this time we believe we will have sufficient unrestricted cash to pay the 2012 Notes in cash upon maturity, however, there are other potential uses for these funds. In November 2011, we completed an offering of $494.5 million in face value of Convertible Senior Notes due 2018 (“2018 Notes”). Because it may be one or more years, if ever, before we are likely to generate significant positive cash flow from operations, we may not have enough cash, cash equivalents and marketable securities available to repay all of our convertible debt upon maturity.

We are required to provide significant collateral for our letters of credit for our lease obligations and the amount of cash to provide that collateral may increase in the future.

The MEDCO financing of our small-scale manufacturing facility leases is secured by HGS letters of credit, which expire in December 2012. The amount of our required security deposits associated with these letters of credit is approximately $33.1 million. These letters of credit and cash collateral requirements increase our cost of doing business and could have an adverse impact on our overall liquidity, particularly if there was a call for a large amount of additional cash or security deposits due to an unexpectedly large downward movement in the market value of the pledged collateral. We may not be able to raise or provide the additional capital or collateral, if needed. In addition, we may be required to post additional collateral as a result of growing our business, which amounts could be significant, and may cause a significant amount of our cash to be restricted from other uses. We may not be able to raise, access or provide the additional capital as collateral, if needed which could materially adversely impact our results of operation, financial condition and cash flows.

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

Much of our progress to date has resulted from the particular scientific, technical and management skills of personnel available to us. Competition for qualified employees is intense among pharmaceutical and biotechnology companies. Part of being able to attract, motivate and retain key personnel is our ability to offer a competitive compensation package, including cash bonus and equity incentive awards. Our equity incentive awards are directly tied to our stock price. Because of the reduction in our stock price during 2011, the exercise price of a substantial number of equity incentive awards granted in the last several years exceeds the market price of our stock. As a result, an important component of our compensation package in the last several years has little or no retention value. In addition, our ability to offer attractive equity incentive awards in the future may be limited or nonexistent if we are unable to obtain stockholder approval to maintain a sufficient number of shares available for grant under our stock incentive plan. If we are unable to provide a compensation package that is competitive within our industry, or otherwise successfully compete to attract, motivate and retain qualified management and other highly skilled employees, this could materially adversely affect the implementation of our business strategy or delay the commercialization of our products. In January 2012, we eliminated approximately 150 positions resulting in the severance of approximately 100 employees and announced corresponding spending reductions to reflect current program and business requirements. Positions across the company were affected, including manufacturing, R&D and administration. This workforce reduction and the spending reduction efforts may negatively impact the morale of our remaining employees, which may adversely affect our ability to retain or attract qualified employees to fill necessary positions. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace necessary departing employees with new, qualified employees, our operations may suffer.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

We are evaluating and considering strategic alternatives, but we may not complete any transaction.

On April 19, 2012, we announced that our Board of Directors is considering strategic alternatives, including potential sale of the Company, and has retained financial and legal advisors in this process. Our Board of Directors may also determine that none of the alternatives is appropriate at this time. We have no commitment or arrangement with respect to any transaction, and there can be no assurance that any transaction will result.

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

In addition, the stock market in general and the NASDAQ Global Select Market and the stock of biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. Recently, multiple securities and shareholder derivative class action lawsuits were filed against HGS in federal court in Maryland. See Note 5, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements for additional discussion.

The issuance and sale of shares underlying our outstanding convertible debt securities and options, as well as the sale of additional equity or equity-linked securities would dilute the holdings of our existing stockholders and may materially and adversely affect the price of our common stock.

Sales of substantial amounts of shares of our common stock or securities convertible into or exchangeable for our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and may continue to use our common stock or securities convertible into or exchangeable for our common stock to acquire technology, product rights or businesses, or for other purposes. Our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2012, we had 199,070,934 shares of common stock outstanding. In addition, an aggregate of approximately 11,624,771 shares of our common stock are issuable upon conversion of our outstanding 2012 Notes at an applicable conversion price of $17.78 per share; an aggregate of approximately 37,110,692 shares of our common stock are issuable upon conversion of our outstanding 2018 Notes at an applicable conversion price of $13.33 per share; 27,558,651 shares of our common stock are issuable upon the exercise of options outstanding as of March 31, 2012, having a weighted-average exercise price of $14.85 per share, including 3,184,688 stock options granted during the three months ended March 31, 2012 with a weighted-average grant date fair value of $4.23 per share; and 499,404 shares of our common stock are issuable upon the vesting of restricted stock unit awards outstanding as of March 31, 2012. Furthermore, up to 10,298,500 shares of our common stock are potentially due to us upon settlement of our capped call option contracts in 2018. If we issue additional equity securities, including in exchange for our outstanding convertible debt or in connection with the exercise or vesting of equity awards, the price of our common stock may be materially and adversely affected and the holdings of our existing stockholders would be diluted.

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

•	limit who may call special meetings of stockholders; and

•	establish advance notice requirements for nomination of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholders’ meetings.

Item 6.	Exhibits

3.1	Certificate of Incorporation, as amended

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

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
David P. Southwell
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 26, 2012

EXHIBIT INDEX

Exhibit Page Number

3.1	Certificate of Incorporation, as amended

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.