Form 10-Q
period 2012-06-30
HUMAN GENOME SCIENCES INC
filed 2012-07-26
CIK 901219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock outstanding on June 30, 2012 was 199,985,391.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Revenue:
Product sales	$44,573	$20,644	$81,949	$34,754
Manufacturing and development services	15,489	4,000	24,996	16,264
Research and development collaborative agreements	280	214	525	412

Total revenue	60,342	24,858	107,470	51,430

Costs and expenses:
Cost of product sales	7,881	11,609	16,160	21,608
Cost of manufacturing and development services	21,774	6,741	41,274	18,340
Research and development expenses	35,439	33,403	75,008	117,887
Selling, general and administrative expenses	51,234	39,436	91,521	74,557
Commercial collaboration expenses	19,205	2,163	34,881	5,248
Facility-related exit credits	—	—	—	(1,717)

Total costs and expenses	135,533	93,352	258,844	235,923

Income (loss) from operations	(75,191)	(68,494)	(151,374)	(184,493)

Investment income	1,818	2,922	3,817	6,174
Interest expense	(19,524)	(15,452)	(38,903)	(30,728)
Other income (expense)	96	364	164	(2,608)

Income (loss) before taxes	(92,801)	(80,660)	(186,296)	(211,655)
Income tax expense	—	—	—	—

Net income (loss)	$(92,801)	$(80,660)	$(186,296)	$(211,655)

Basic and diluted net income (loss) per share	$(0.46)	$(0.42)	$(0.93)	$(1.12)

Weighted average shares outstanding, basic and diluted	199,590,123	190,276,862	199,281,168	189,680,061

Comprehensive loss	$(93,420)	$(80,247)	$(185,213)	$(212,653)

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$349,958	$402,049
Marketable securities	120,209	119,234
Accounts receivable	58,326	54,758
Collaboration receivables	32,409	23,013
Inventory	22,763	41,659
Prepaid expenses and other current assets	10,497	9,388

Total current assets	594,162	650,101

Marketable securities, non-current	204,187	279,958
Property, plant and equipment (net of accumulated depreciation)	245,072	251,026
Restricted investments	79,661	80,193
Collaboration receivables, non-current	5,691	22,630
Inventory, non-current	135,833	111,822
Other assets	11,044	11,846

TOTAL ASSETS	$1,275,650	$1,407,576

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$49,495	$47,453
Accrued payroll and related taxes	29,207	34,339
Convertible debt	205,458	198,037
Collaboration payable	36,905	33,230
Deferred revenues	9,614	9,452
Other current liabilities	1,046	1,038

Total current liabilities	331,725	323,549

Convertible debt, non-current	371,022	363,698
Lease financing	252,815	252,105
Other liabilities	19,440	11,805

Total liabilities	975,002	951,157

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,000	1,988
Additional paid-in capital	3,280,308	3,250,878
Accumulated other comprehensive income	5,639	4,556
Accumulated deficit	(2,987,299)	(2,801,003)

Total stockholders’ equity	300,648	456,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,275,650	$1,407,576

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(186,296)	$(211,655)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	21,365	15,050
Depreciation and amortization	12,240	10,754
Amortization of debt discount	14,745	12,323
Charge for impaired investment	—	2,909
Facility-related exit credits	—	(1,717)
Accrued interest on marketable securities and restricted investments	(201)	124
Other	1,444	1,969
Changes in operating assets and liabilities:
Accounts receivable	(3,568)	(12,386)
Collaboration receivables	7,543	(1,621)
Inventory	(4,595)	(52,621)
Prepaid expenses and other assets	(1,378)	(309)
Accounts payable and accrued expenses	1,834	(5,373)
Accrued payroll and related taxes	(5,132)	(3,643)
Collaboration payable	3,675	11,089
Deferred revenues	162	677
Other liabilities	7,644	(704)

Net cash used in operating activities	(130,518)	(235,134)

Cash flows from investing activities:
Purchase of marketable securities	(28,372)	(155,764)
Proceeds from sale and maturities of marketable securities	104,058	283,900
Capital expenditures - property, plant, and equipment	(5,245)	(7,485)
Release of restricted investments	1,180	—

Net cash provided by investing activities	71,621	120,651

Cash flows from financing activities:
Purchase of restricted investments	(165,240)	(33,490)
Proceeds from sale and maturities of restricted investments	164,562	32,907
Proceeds from issuance of common stock	7,767	14,109
Other	(283)	(1,041)

Net cash provided by financing activities	6,806	12,485

Net decrease in cash and cash equivalents	(52,091)	(101,998)
Cash and cash equivalents - beginning of period	402,049	155,691

Cash and cash equivalents - end of period	$349,958	$53,693

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION, NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Cash paid during the period for interest	$22,628	$16,820

During the six months ended June 30, 2012 and 2011, lease financing increased with respect to the Company’s leases with BioMed Realty Trust, Inc. (“BioMed”) by $710 and $876, respectively, on a non-cash basis. Because the payments are less than the amount of the calculated interest expense for the first nine years of the leases, the lease financing balance will increase through 2015.

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2012

(dollars in thousands, except per share data)

Note 1. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements of Human Genome Sciences, Inc. (the “Company” or “HGS”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments necessary to present fairly the results of operations for the three and six months ended June 30, 2012 and 2011, the Company’s financial position as of June 30, 2012, and the cash flows for the six months ended June 30, 2012 and 2011. These adjustments are of a normal recurring nature. Certain prior period balances have been reclassified to conform with current period presentation.

Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of future financial results.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This ASU was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have any effect on the Company’s consolidated results of operations, financial position or liquidity.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2012

(dollars in thousands, except per share data)

Note 2. GlaxoSmithKline Agreement and Plan of Merger

On July 16, 2012, GlaxoSmithKline (“GSK”) and HGS announced that the companies have signed a definitive merger agreement (“Merger Agreement”) providing for the acquisition of HGS by GSK for $14.25 per share in cash. The transaction has been approved by the boards of directors of both companies.

Under the terms of the definitive merger agreement, GSK amended its ongoing cash tender offer (“the Offer”) on July 16, 2012, to purchase all of the outstanding shares of HGS for $14.25 per share in cash. The closing of the tender offer is subject to customary conditions, including that there shall have been validly tendered and not validly withdrawn prior to the expiration of the Offer, when added to the number of Shares already owned by GSK, a majority of the Shares outstanding (determined on a fully diluted basis). The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances involving competing transactions or a change in HGS’ board of directors’ recommendation, HGS may be required to pay GSK a termination fee of $115,000.

As a result of the Merger Agreement, the Company expects to pay its financial advisors (Goldman Sachs and Credit Suisse) a transaction fee payable at the closing of the transaction of approximately $25,000 each based on the offer price of $14.25 per share.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2012

(dollars in thousands, except per share data)

Note 3. Investments

Available-for-sale investments, including accrued interest, as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$92,413	$1,617	$—	$94,030
Residential mortgage-backed securities	18,298	297	(1)	18,594
Asset-backed securities	7,580	5	—	7,585

Subtotal - Marketable securities	118,291	1,919	(1)	120,209

Corporate debt securities	132,810	2,863	(87)	135,586
Residential mortgage-backed securities	31,080	505	—	31,585
Government-sponsored enterprise securities	5,187	57	—	5,244
Asset-backed securities	31,735	37	—	31,772

Subtotal - Marketable securities, non-current	200,812	3,462	(87)	204,187

Cash and cash equivalents	5,058	—	—	5,058
Corporate debt securities	53,784	299	(29)	54,054
Residential mortgage-backed securities	9,682	41	(16)	9,707
Government-sponsored enterprise securities	2,187	13	—	2,200
Asset-backed securities	8,619	23	—	8,642

Subtotal - Restricted investments	79,330	376	(45)	79,661

Total	$398,433	$5,757	$(133)	$404,057

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2012

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

The Company’s restricted investments with respect to its large-scale manufacturing facility (“LSM”) lease, as amended, will serve as collateral in favor of the landlord in lieu of providing the landlord with either a cash deposit or a standby letter of credit. Under the LSM lease, the Company is required to pledge to the landlord a minimum of $20,000 in marketable securities or provide the landlord with a $19,750 cash security deposit. As of June 30, 2012 and December 31, 2011, the Company has pledged marketable securities.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2012

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

Marketable securities and Restricted investments – unrealized losses

The Company owned 350 available-for-sale securities as of June 30, 2012. Of these 350 securities, 51 were in an unrealized loss position as of June 30, 2012. As of June 30, 2012 and December 31, 2011, the Company did not have any investments in a loss position for greater than 12 months. The Company has evaluated its marketable securities and restricted investments and has determined that none of these investments has an other-than-temporary impairment, as it has no intent to sell securities with unrealized losses and it is not more likely than not that the Company will be required to sell any securities with unrealized losses, given the Company’s current and anticipated financial position.

During March 2011, the Company determined that its investment in Aegera Therapeutics, Inc. (“Aegera”) had incurred an other-than-temporary impairment based on changes in Aegera’s business activities and wrote down its investment of approximately $3,150 to approximately $240. The impairment loss is included in Other income (expense) on the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2011. In May 2011, Aegera was acquired by Pharmascience and the Company received proceeds of approximately $320 and recognized a gain on the sale of the investment of approximately $80, which is included in Other income (expense) on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2011.

Other Information

The following table summarizes maturities of the Company’s marketable securities and restricted investments as of June 30, 2012:

	Marketable Securities		Marketable Securities, non-current		Restricted Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Less than one year	$118,291	$120,209	$—	$—	$31,560	$31,660
Due in year two through year three	—	—	162,796	165,002	43,073	43,296
Due in year four through year five	—	—	33,208	34,299	2,014	2,016
Due after five years	—	—	4,808	4,886	2,683	2,689

Total	$118,291	$120,209	$200,812	$204,187	$79,330	$79,661

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2012

(dollars in thousands, except per share data)

Note 3. Investments (continued)

The Company’s net proceeds, realized gains and realized losses from its investments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Proceeds on sale and maturities of investments	$103,230	$130,057	$266,255	$306,908
Realized gains	123	61	151	180
Realized losses	(342)	(336)	(574)	(832)

Realized gains and losses on securities are included in investment income on the consolidated statements of operations and comprehensive loss. The cost of the securities sold is based on the specific identification method.

The Company recorded net unrealized losses on marketable securities of $742 and net unrealized gains on marketable securities of $1,289 in other comprehensive income during the three months ended June 30, 2012 and 2011, respectively. The Company recorded net unrealized gains on marketable securities of $536 and net unrealized losses on marketable securities of $186 in other comprehensive income during the six months ended June 30, 2012 and 2011, respectively. Reclassification adjustments out of accumulated other comprehensive income were $219 and $275 for losses realized in net loss during the three months ended June 30, 2012 and 2011, respectively. Reclassification adjustments out of accumulated other comprehensive income were $423 and $652 for losses realized in net loss during the six months ended June 30, 2012 and 2011, respectively.

Note 4. Collaborations and Other Agreements

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

GSK’s share of the collaboration profit with respect to BENLYSTA sales in the U.S. and HGS’ share of the rest of world (“ROW”) collaboration expense incurred by GSK are included in the Commercial collaboration expenses line in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012 and 2011.

Research and development expenses for the three months ended June 30, 2012 and 2011 are net of $7,932 and $6,673, respectively, of costs reimbursed by GSK. Research and development expenses for the six months ended June 30, 2012 and 2011 are net of $14,043 and $11,850, respectively, of costs reimbursed by GSK. The Company shares certain research and development costs including personnel costs, outside services, clinical manufacturing and overhead with GSK under cost sharing provisions in the GSK collaboration agreement.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2012

(dollars in thousands, except per share data)

Note 4. Collaborations and Other Agreements (continued)

U.S. Government Agreement

In July 2009, the U.S. Government (“USG”) agreed to purchase 45,000 additional doses of raxibacumab for the Strategic National Stockpile (“SNS”), to be delivered over a three-year period beginning in 2009. The Company expects to receive a total of approximately $142,000 from this order as deliveries are completed. The Company recognized $6,499 and $12,864 in product revenue related to raxibacumab during the three months ended June 30, 2012 and 2011, respectively. The Company recognized $12,637 and $26,895 in product revenue related to raxibacumab during the six months ended June 30, 2012 and 2011, respectively. The Company recognized $729 and $450 in manufacturing and development services revenue related to the work to conduct animal studies and other raxibacumab activities during the three months ended June 30, 2012 and 2011, respectively. The Company recognized $1,106 and $1,370 in manufacturing and development services revenue related to the work to conduct animal studies and other raxibacumab activities during the six months ended June 30, 2012 and 2011, respectively. The Company is entitled to receive approximately $20,000 under the contract with the USG if raxibacumab is licensed by the FDA.

MedImmune LLC Agreement

In 1999, the Company entered into a collaborative agreement with Cambridge Antibody Technology Ltd. (“CAT”) (assumed by MedImmune LLC (“MedImmune”) through acquisition) to jointly pursue the development of fully human monoclonal antibody therapeutics. The Company will pay MedImmune milestone payments in connection with the development of any such antibodies as well as royalty payments on the Company’s net sales of such licensed product following regulatory approval. In the event of the achievement of certain other milestones or successful product launch of other products, the Company would be obligated to pay MedImmune additional compensation. Since 1999, the Company has exercised one option and made certain payments. During the six months ended June 30, 2012, the Company did not incur any milestones obligations. During 2011, the Company made a $3,000 milestone payment in connection with the FDA approval of BENLYSTA, which is included in research and development expenses on the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2011.

In 2000, the Company entered into a second agreement with CAT. The 2000 agreement provides the Company with rights to use MedImmune technology to develop and sell an unlimited number of fully human antibodies for therapeutic and diagnostic purposes. The Company will pay MedImmune clinical development milestones and royalties based on product sales. Since 2000, the Company has exercised several options and made certain payments. During the six months ended June 30, 2012 and 2011, the Company did not incur any milestone obligations.

During the three months ended June 30, 2012 and 2011, the Company incurred aggregate royalty expenses under these agreements of approximately $3,111 and $1,260, respectively, associated with U.S. sales of BENLYSTA and raxibacumab. During the six months ended June 30, 2012 and 2011, the Company incurred aggregate royalty expenses under these agreements of approximately $5,708 and $2,024, respectively, associated with U.S. sales of BENLYSTA and raxibacumab. These royalty expenses are included in cost of product sales on the consolidated statements of operations and comprehensive loss. Royalty expenses to MedImmune related to ROW sales of BENLYSTA are included in Commercial collaboration expense on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2012

(dollars in thousands, except per share data)

Note 4. Collaborations and Other Agreements (continued)

FivePrime Therapeutics Agreement

During 2011, the Company entered into an agreement with FivePrime Therapeutics, Inc. (“FivePrime”) to develop and commercialize FivePrime’s FP-1039 product candidate for multiple cancers. The Company paid FivePrime an upfront license fee of $50,000, which is reflected in research and development expenses on the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2011. The Company may be required to pay up to $445,000 in future development, regulatory and commercial milestone payments, as well as royalty payments on net sales if the product is commercialized. HGS has exclusive rights to develop and commercialize FP-1039, now known as HGS1036, for all indications in the United States, Canada and the European Union (“EU”). FivePrime has an option to co-promote HGS1036 and any next-generation products in the United States, and retains full development and commercialization rights in all other regions of the world outside the U.S., Canada and the EU. The Company incurred research and development expenses of $136 and $779 under cost sharing provisions in the FivePrime agreement during the three months ended June 30, 2012 and 2011, respectively. The Company incurred research and development expenses of $1,002 under cost sharing provisions in the FivePrime agreement during the six months ended June 30, 2012. In addition to the upfront license fee paid, the Company incurred $779 of research and development expenses during the six months ended June 30, 2011.

Note 5. Other Financial Information

Collaboration Receivables

Collaboration receivables of $32,409 as of June 30, 2012 include $16,367 due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product that is expected to be sold within the next year. Collaboration receivables also include $7,751 in unbilled receivables from GSK in connection with the Company’s cost-sharing agreements. Collaboration receivables of $23,013 as of December 31, 2011 include $12,436 due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product that is expected to be sold within the next year and $9,833 in unbilled receivables from GSK in connection with the Company’s cost sharing agreements.

Collaboration receivables, non-current of $5,691 and $22,630 as of June 30, 2012 and December 31, 2011, respectively, relate to the amount due to the Company from GSK for manufacturing costs incurred to produce pre-launch commercial product that is not expected to be sold within the next year.

Inventory

Inventories consist of the following:

	June 30, 2012		December 31, 2011
	Current	Non-current	Current	Non-current

Raw materials	$865	$16,479	$12,183	$4,852
Work-in-process	9,326	115,929	22,567	102,887
Finished goods	12,572	3,425	6,909	4,083

Total	$22,763	$135,833	$41,659	$111,822

Inventory that is not expected to be sold until more than 12 months from the balance sheet date is classified as non-current.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2012

(dollars in thousands, except per share data)

Note 5. Other Financial Information (continued)

BENLYSTA-related inventories that were either purchased or manufactured prior to the date the Company began capitalizing BENLYSTA inventory (November 2010) were $69,729 and $92,824 as of June 30, 2012 and December 31, 2011, respectively. These inventories have a carrying value of zero, as the costs to purchase or produce this inventory were expensed as research and development expense in the period manufactured, and accordingly are not reflected in the inventory balances shown above. These inventories could be used in clinical trials, sold in the U.S. as commercial product or shipped to GSK at cost for the ROW sale of BENLYSTA.

As of June 30, 2012, the Company has inventory relating to raxibacumab beyond what is required to fulfill the second order from the USG. See Note 6, Commitments and Contingencies, for additional discussion.

Collaboration Payable

Collaboration payable of $36,905 and $33,230 as of June 30, 2012 and December 31, 2011, respectively, represents cost reimbursements due to GSK in connection with BENLYSTA.

Other Liabilities

Other liabilities of $19,440 and $11,805 as of June 30, 2012 and December 31, 2011, respectively, consist primarily of deferred rent and deferred collaboration income.

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

In November 2011, two securities class actions were filed in the U.S. District Court for the District of Maryland against the Company and a number of its current and former executive officers and directors, alleging violations of securities laws during 2010 and 2009. These actions were consolidated in March 2012. In addition, three shareholder derivative actions were filed during December 2011 and January 2012 in the U.S. District Court for the District of Maryland that are related to essentially the same allegations made in the securities class actions.

In April 2012, a class action and shareholder derivative action was filed in the Circuit Court for Montgomery County, Maryland against the Company and its current directors, alleging breaches of fiduciary duty in connection with the Board’s rejection of GSK’s unsolicited offer to acquire HGS and maintenance of allegedly improper defensive measures.

The Company believes these suits are without merit and is vigorously defending these claims. These suits are at the very early stages of the legal process, which can extend for several years. As a result, these matters have not yet progressed sufficiently though discovery and development of important factual information and legal issues to enable the Company to estimate a range of a reasonably possible loss, if any.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2012

(dollars in thousands, except per share data)

Note 6. Commitments and Contingencies (continued)

As of June 30, 2012, inventory includes an aggregate of $22,035 of inventory relating to anticipated future orders for raxibacumab beyond what is required to fulfill the second order from the USG. The Company currently expects to recover the cost of this inventory through future sales of raxibacumab. If the Company does not receive additional orders for raxibacumab, it would need to record a charge to cost of product sales for this amount of inventory. During June 2012, the USG released a Request for Proposal for additional orders of anthrax antitoxins, such as raxibacumab, to which the Company plans to respond.

Note 7. Stock-Based Compensation

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

Stock-based compensation expense for the three and six months ended June 30, 2012 is not necessarily representative of the level of stock-based compensation expense in future periods due to, among other things, the fair value of additional stock option grants and other awards in future years and the vesting period of the stock options and other awards.

The Company recorded stock-based compensation expense pursuant to these plans of $10,475 (net of $500 capitalized as part of inventory production) and $8,437 (net of $2,108 capitalized as part of inventory production) during the three months ended June 30, 2012 and 2011, respectively. The Company recorded stock-based compensation expense pursuant to these plans of $21,365 (net of $520 capitalized as part of inventory production) and $15,050 (net of $3,142 capitalized as part of inventory production) during the six months ended June 30, 2012 and 2011, respectively. Stock-based compensation expense relates to stock options, restricted stock units and restricted stock awards granted under the Incentive Plan.

Under the Incentive Plan, the Company issued 901,752 and 971,497 shares of common stock in conjunction with stock option exercises during the three and six months ended June 30, 2012. The Company granted 208,800 stock options with a weighted-average grant date fair value of $7.06 per share under the Incentive Plan during the three months ended June 30, 2012. The Company granted 3,393,488 stock options with a weighted-average grant date fair value of $4.41 per share under the Incentive Plan during the six months ended June 30, 2012.

During the three months ended June 30, 2012, the Company awarded 27,800 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $14.17 per share. During the six months ended June 30, 2012, the Company awarded 281,491 RSUs with a weighted-average grant date fair value of $9.39 per share. During the three months ended June 30, 2012, 8,340 RSUs vested and the Company issued 8,340 shares of common stock to non-employee directors. During the six months ended June 30, 2012, 101,282 RSUs vested and the Company issued 66,119 shares of common stock to employees and non-employee directors, net of 35,163 shares purchased to satisfy the employees’ minimum tax withholding requirement related to the RSUs vesting. The treasury stock was retired prior to June 30, 2012. During the six months ended June 30, 2012, 3,300 restricted stock awards vested.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2012

(dollars in thousands, except per share data)

Note 7. Stock-Based Compensation (continued)

As of June 30, 2012, the total authorized number of shares under the Incentive Plan, including prior plans, was 59,880,583. Shares available for future equity awards were 3,746,193 as of June 30, 2012.

Note 8. Preferred Share Purchase Rights

On May 16, 2012, the Company adopted a Shareholder Rights Plan (“Rights Plan”) and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock. Under the Rights Plan, the Company distributed one Right for each outstanding share of the Company’s common stock held by stockholders of record on May 29, 2012.

Each Right entitles the registered holder, subject to the terms of the Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, to purchase from the Company one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (“Preferred Stock”), at an exercise price of $37.50, subject to adjustment. The Rights become exercisable on the tenth business day after a person or group acquires or commences a tender offer or exchange offer following the date of the Rights Plan for 15% or more of the Company’s common stock without prior Board of Directors approval or immediately prior to the acceptance for payment of common stock tendered pursuant to any tender offer or exchange offer commenced by a third party prior to the date of the Rights Plan. Under the Rights Plan, ownership of the Company’s common stock in the form of derivative securities counts towards the 15% ownership threshold.

Once exercisable, the Rights permit the Company’s stockholders, other than the acquiror, to purchase the Company’s common stock having a market value of twice the exercise price of the Rights in lieu of the Preferred Stock. Alternatively, when the Rights become exercisable, the Board of Directors may authorize the issuance of one share of the Company’s common stock in exchange for each Right that is exercisable. In addition, in the event of certain business combinations, the Rights permit the purchase of common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in each case. At any time prior to ten business days after a person or group acquires 15% or more of the Company’s common stock, the Rights can be redeemed for $0.01 each by action of the Board of Directors. The Rights expire on May 29, 2013 unless earlier redeemed, exchanged or terminated by the Company.

On July 16, 2012, prior to the execution of the Merger Agreement, the Board of Directors approved an amendment (the “Rights Amendment”) to the Rights Plan. The Rights Amendment renders the Rights Plan inapplicable to the Merger Agreement and the transactions contemplated thereby.

HUMAN GENOME SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended June 30, 2012

(dollars in thousands, except per share data)

Note 9. Fair Value Measurements

The Company’s assets and liabilities subject to fair value measurements on a recurring basis and the related fair value hierarchy are as follows:

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$349,958	$—	$—	$349,958

Corporate debt securities	$—	$94,030	$—	$94,030
Residential mortgage-backed securities	—	18,594	—	18,594
Asset-backed securities	—	7,585	—	7,585

Marketable securities	$—	$120,209	$—	$120,209

Corporate debt securities	$—	$135,586	$—	$135,586
Residential mortgage-backed securities	—	31,585	—	31,585
Government-sponsored enterprise securities	—	5,244	—	5,244
Asset-backed securities	—	31,772	—	31,772

Marketable securities, non-current	$—	$204,187	$—	$204,187

Money market funds	$5,058	$—	$—	$5,058
Corporate debt securities	—	54,054	—	54,054
Residential mortgage-backed securities	—	9,707	—	9,707
Government-sponsored enterprise securities	—	2,200	—	2,200
Asset-backed securities	—	8,642	—	8,642

Restricted investments	$5,058	$74,603	$—	$79,661

The Company evaluates the types of securities in its investment portfolio to determine the proper classification in the fair value hierarchy based on trading activity and the observability of market inputs.

The Company generally obtains a single quote or price per instrument from independent third parties to help it determine the fair value of securities in Level 1 and Level 2 of the fair value hierarchy. The Company’s Level 1 cash and money market instruments are valued based on quoted prices from third parties, and the Company’s Level 1 U.S. Treasury securities are valued based on broker quotes. The Company’s Level 2 assets are valued using a multi-dimensional pricing model that includes a variety of inputs including actual trade data, benchmark yield data, non-binding broker/dealer quotes, issuer spread data, monthly payment information, collateral performance and other reference information. These are all observable inputs. The Company reviews the values generated by the multi-dimensional pricing model for reasonableness, which could include reviewing other publicly available information. During the six months ended June 30, 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

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

For the Quarter Ended June 30, 2012

(dollars in thousands, except per share data)

Note 9. Fair Value Measurements (continued)

The fair value of the Company’s receivables, other assets, accounts payable, accrued expenses and other payables approximate their carrying amount due to the relatively short maturity of these items. The fair value of the Company’s convertible debt is based on quoted market prices. The quoted market price of the Company’s Level 1 convertible debt was approximately $789,010 (book value of $576,480) as of June 30, 2012. With respect to its lease financing, the Company evaluated its incremental borrowing rate as of June 30, 2012, based on the current interest rate environment and the Company’s credit risk. The fair value of the Level 2 BioMed lease financing was approximately $256,200 (book value of $252,815) as of June 30, 2012 based on a discounted cash flow analysis, and current rates for corporate debt having similar characteristics and companies with similar creditworthiness.

Note 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Six Months Ended June 30,
	2012	2011
Numerator:
Net loss	$(186,296)	$(211,655)

Denominator:
Weighted average shares outstanding, basic and diluted	199,281,168	189,680,061

Net loss per share, basic and diluted:
Net loss per share	$(0.93)	$(1.12)

Common stock issued in connection with the Company’s ESPP and through exercised options granted pursuant to the Incentive Plan are included in the Company’s weighted average share balance based upon the issuance date of the related shares. As of June 30, 2012 and 2011, the Company had 27,132,271 and 26,405,772, respectively, of stock options and non-vested RSUs outstanding. As of June 30, 2012 and 2011, the Company had 48,735,463 and 24,238,308, respectively, of shares issuable upon the conversion of the Company’s convertible debt. The stock options and non-vested RSUs outstanding and shares issuable upon conversion of the Company’s convertible debt as of June 30, 2012 and 2011 are excluded from the weighted average shares as they are anti-dilutive. Additionally, shares due to the Company upon settlement of the Company’s capped call option contracts as of June 30, 2012 are excluded from the weighted average shares as they are anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2012 and 2011

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

We are developing BENLYSTA with our partner, GlaxoSmithKline (“GSK”), under a 2006 co-development and co-commercialization agreement. In the United States, we and GSK both have sales teams that are working together to commercialize BENLYSTA. In Germany, France and Spain, our team is working alongside GSK to commercialize BENLYSTA, and in the rest of the world GSK is leading local implementation of the commercialization of BENLYSTA. We recognize product sales revenue from BENLYSTA sales in the U.S., and GSK recognizes product sales revenue from sales in the rest of the world (“ROW”). We share profits and certain expenses with GSK on a worldwide basis. Under the agreement, we are responsible for the global supply of BENLYSTA.

We continue to deliver raxibacumab to the Strategic National Stockpile (“SNS”) for emergency use in treating inhalation anthrax. In July 2009, the U.S. Government (“USG”) exercised its option under our contract to purchase 45,000 additional doses of raxibacumab, with delivery to be completed over a three-year period. HGS expects to receive approximately $142.0 million from this second order as deliveries are completed, $130.0 million of which has been recognized as revenue through June 30, 2012. In May 2009, we submitted a Biologics License Application (“BLA”) to the FDA for raxibacumab for the treatment of inhalation anthrax. We received a Complete Response Letter in November 2009, and we continue to work closely with the FDA to obtain approval. In June 2012, we submitted a supplemental BLA to obtain approval and the FDA has set December 15, 2012 as the Prescription Drug User Fee Act (“PDUFA”) action date. HGS will receive approximately $20.0 million from the USG if raxibacumab is licensed by the FDA. In June 2012, the USG released a Request for Proposal for additional orders of anthrax antitoxins, such as raxibacumab, to which we plan to respond.

In addition to our internal pipeline, we have substantial financial rights to two novel drugs that GSK has advanced to late-stage development. The first of these is darapladib, which was discovered by GSK based on HGS technology. In two Phase 3 trials, GSK is currently evaluating whether darapladib can reduce the risk of adverse cardiovascular events such as heart attack or stroke in patients with chronic coronary heart disease and acute coronary syndrome, respectively. The combined darapladib Phase 3 program spans 42 countries and has enrolled more than 28,500 patients. The second is albiglutide, for which GSK announced that it has reviewed primary endpoint data from all of the Phase 3 studies designed to evaluate the efficacy and safety of albiglutide, versus placebo and active controls in type 2 diabetes. GSK also announced its intent to commence global regulatory submissions of albiglutide as a possible once-weekly treatment for this disease in early 2013. Albiglutide was created by HGS using its proprietary albumin-fusion technology, and the product was licensed to GSK in 2004.

We are working on potential additional indications for BENLYSTA as well as additional methods of delivery. Currently, BENLYSTA is delivered by infusion at two-week intervals for the first three doses and every four weeks thereafter. In December 2011, we initiated dosing of patients in BLISS-SC, a Phase 3 trial of the subcutaneous formulation of BENLYSTA. If this trial is successful and regulatory authorities agree, the subcutaneous formulation will make it possible for patients to self-administer BENLYSTA by injection once a week. In 2012, we initiated active lupus nephritis Phase 3 trials of BENLYSTA and plan to initiate Phase 3 trials of BENLYSTA in vasculitis.

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

On July 16, 2012, GSK and HGS announced that the companies have signed a definitive merger agreement (“Merger Agreement”) providing for the acquisition of HGS by GSK for $14.25 per share in cash. The transaction was approved by the board of directors of both companies. Under the terms of the definitive merger agreement, GSK amended its ongoing cash tender offer (“the Offer”) on July 16, 2012, to purchase all of our outstanding shares for $14.25 per share in cash. The closing of the tender offer is subject to customary conditions, including that there shall have been validly tendered and not validly withdrawn prior to the expiration of the Offer, when added to the number of Shares already owned by GSK, a majority of the Shares outstanding (determined on a fully diluted basis).

As a result of the Merger Agreement, we expect to pay our financial advisors (Goldman Sachs and Credit Suisse) a transaction fee payable at the closing of the transaction of approximately $25.0 million each based on the offer price of $14.25 per share.

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

Product sales. Product sales consist of U.S. sales of BENLYSTA and raxibacumab. Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to product and associated risk of loss have passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, all performance obligations have been met and returns can be reasonably estimated. Because we received FDA approval in the first quarter of 2011, we cannot yet make a reasonable estimate of future product returns when product is delivered to distributors. Therefore, we currently do not recognize revenue upon product shipment to specialty distributors, even though the specialty distributor is invoiced upon product shipment. Instead, we recognize revenue through the specialty distributor channel at the time of shipment to the physicians or

Critical Accounting Policies and the Use of Estimates (continued)

their clinics. As of June 30, 2012, we have deferred revenue of approximately $3.9 million with respect to BENLYSTA, which represents product shipped to specialty distributors but not yet sold through to physicians or clinics. As of June 30, 2012, the cost of product at the specialty distributors is negligible, as it was manufactured prior to our capitalization date in 2010. Wholesalers supply product to all other healthcare providers (e.g. hospitals, pharmacies), however they do not take physical delivery of product. All wholesaler orders are drop-shipped directly to the healthcare providers. For wholesaler purchases, we currently recognize revenue upon shipment to the healthcare provider.

Product sales are recorded net of accruals for estimated rebates, chargebacks, discounts and other deductions (collectively, “sales deductions”) and returns. With the exception of allowances for prompt payment, allowances for sales deductions and returns are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

We estimate BENLYSTA sales deductions and returns utilizing actual sales data, contracts with distributors and wholesalers and third-party market research. The following table summarizes the activity of BENLYSTA sales deductions and return amounts recorded in Accrued expenses in our consolidated balance sheet as of June 30, 2012 (in millions):

	Rebates & Chargebacks	Wholesaler/Distributor Deductions, Co-pay Assistance & Prompt Pay	Returns	Total

Balance as of January 1, 2012	$3.3	$0.7	$0.7	$4.7

Reserve for current period sales	2.8	1.2	0.4	4.4
Adjustment for prior period sales	—	(0.1)	—	(0.1)
Credits/payments for prior period sales	(1.0)	(0.7)	—	(1.7)
Credits/payments for current period sales	(0.4)	(0.3)	(0.1)	(0.8)

Balance as of March 31, 2012	4.7	0.8	1.0	6.5

Reserve for current period sales	3.3	1.5	0.5	5.3
Adjustment for prior period sales	(0.4)	—	—	(0.4)
Credits/payments for prior period sales	(1.2)	(1.1)	—	(2.3)
Credits/payments for current period sales	(0.9)	(0.4)	—	(1.3)

Balance as of June 30, 2012	$5.5	$0.8	$1.5	$7.8

Our estimates and assumptions are subject to inherent limitations and may need to be adjusted accordingly on a prospective basis. For reference, a 10% change to the returns allowance percentage as of June 30, 2012 would result in a $0.2 million impact to net product sales for the six months ended June 30, 2012. A 10% change to the rebate allowance percentage as of June 30, 2012 would result in a $0.5 million impact to net product sales for the six months ended June 30, 2012, and a 10% change to the co-pay allowance percentage as of June 30, 2012 would result in a $0.1 million impact to net product sales for the six months ended June 30, 2012.

We are not the principal with respect to BENLYSTA sold outside the U.S., i.e. in the ROW. Therefore, we do not record product sales with respect to this activity.

Results of Operations

Revenues. Revenues were $60.3 million and $24.9 million for the three months ended June 30, 2012 and 2011, respectively. Revenues were $107.5 million and $51.4 million for the six months ended June 30, 2012 and 2011, respectively. Total revenues include net product sales, revenues from manufacturing and development services and research and collaborative agreements.

Results of Operations (continued)

The following table summarizes the period over period changes in net product sales (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Net Product Sales:
BENLYSTA	$38.1	$7.8	388%	$69.3	$7.9	777%
Raxibacumab	6.5	12.8	-49%	12.6	26.9	-53%

	$44.6	$20.6	117%	$81.9	$34.8	135%

Higher BENLYSTA revenue for the three and six months ended June 30, 2012 reflects increased demand, as BENLYSTA was approved for sale in the U.S. in March 2011. The decrease in raxibacumab revenue primarily reflects reduced shipments during the current year as we fulfill our contract obligation under the second USG order.

Manufacturing and development services revenue increased to $15.5 million for the three months ended June 30, 2012 from $4.0 million for the three months ended June 30, 2011. Manufacturing and development services revenue increased to $25.0 million for the six months ended June 30, 2012 from $16.3 million for the six months ended June 30, 2011. The increase is primarily due to certain contract manufacturing activity that occurred and concluded during the three months ended June 30, 2012.

Cost of product sales. Cost of product sales was $7.9 million and $11.6 million for the three months ended June 30, 2012 and 2011, respectively. Cost of product sales was $16.2 million and $21.6 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in cost of product sales for the three and six months ended June 30, 2012 is primarily related to lower raxibacumab product sales, partially offset by increased BENLYSTA royalties and other incidental costs. Cost of product sales and gross margins for the three and six months ended June 30, 2012 and 2011 benefited from BENLYSTA product sales with no related cost of sales, other than royalties and other incidental costs, because such inventory was manufactured prior to our capitalization date and charged to research and development expenses in the period manufactured. As of June 30, 2012 and December 31, 2011, we had BENLYSTA inventory that cost approximately $69.7 million and $92.8 million, respectively, with no carrying value, and accordingly, we expect our future cost of product sales and our gross margins to benefit from utilization of this inventory, which is sold on a first-in-first-out basis, to the extent it is used commercially rather than clinically.

Cost of manufacturing and development services. Cost of manufacturing and development services was $21.8 million and $6.7 million for the three months ended June 30, 2012 and 2011, respectively. Cost of manufacturing and development services was $41.3 million and $18.3 million for the six months ended June 30, 2012 and 2011, respectively. The increase is primarily due to unabsorbed manufacturing costs, along with an increase in contract manufacturing activity in 2012. During the three and six months ended June 30, 2012, we expensed $7.0 million and $15.0 million, respectively, of unabsorbed manufacturing costs as a result of operating below normal capacity in our large-scale manufacturing (“LSM”) facility. Our manufacturing and development services costs include costs associated with contract manufacturing services and raxibacumab development services costs. Our costs with respect to contract manufacturing services can represent a significant portion of revenues, depending upon production volumes, efficiencies and product mix.

Expenses. Research and development net expenses were $35.4 million for the three months ended June 30, 2012 compared to $33.4 million for the three months ended June 30, 2011. Research and development net expenses were $75.0 million for the six months ended June 30, 2012 compared to $117.9 million for the six months ended June 30, 2011. Our research and development expenses are net of $8.1 million and $7.7 million for the three months ended June 30, 2012 and 2011, respectively, of costs reimbursed primarily by GSK. Our research and development expenses are net of $13.7 million and $14.3 million for the six months ended June 30, 2012 and 2011, respectively, of costs reimbursed primarily by GSK.

We track our research and development expenditures by type of cost incurred – research, pharmaceutical sciences, manufacturing and clinical development.

Results of Operations (continued)

Our research costs decreased to $5.9 million for the three months ended June 30, 2012 from $7.5 million for the three months ended June 30, 2011. Our research costs decreased to $12.5 million for the six months ended June 30, 2012 from $13.8 million for the six months ended June 30, 2011. This decrease in activity for the three and six months ended June 30, 2012 is primarily due to decreased activity associated with products that were discontinued in December 2011, partially offset by increased HGS1036 activity. Our research costs for the three months ended June 30, 2012 and 2011 are net of $0.5 million and $0.8 million, respectively, of cost reimbursement primarily from GSK and Morphotek under cost sharing provisions in our collaboration agreements. Our research costs for both the six months ended June 30, 2012 and 2011 are net of $1.2 million of cost reimbursement primarily from GSK and Morphotek under cost sharing provisions in our collaboration agreements.

Our pharmaceutical sciences costs, where we focus on improving formulation, process development and production methods, increased to $5.3 million for the three months ended June 30, 2012 from $4.9 million for the three months ended June 30, 2011. The increase is primarily due to an increase in BENLYSTA subcutaneous development costs, partially offset by decreased activity related to contract manufacturing services. Pharmaceutical sciences costs decreased to $10.8 million for the six months ended June 30, 2012 from $11.0 million for the six months ended June 30, 2011. Pharmaceutical sciences costs for the three months ended June 30, 2012 and 2011 are net of $1.1 million and $1.0 million, respectively, of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements. Pharmaceutical sciences costs for the six months ended June 30, 2012 and 2011 are net of $2.4 million and $2.2 million, respectively, of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements.

Our research-related manufacturing costs were $6.8 million for both the three months ended June 30, 2012 and 2011. Our research-related manufacturing costs increased to $14.8 million for the six months ended June 30, 2012 from $11.5 million for the six months ended June 30, 2011. This increase is primarily due to HGS1036 activity, partially offset by a decrease in BENLYSTA subcutaneous and new target manufacturing costs. Our research-related manufacturing costs for the three months ended June 30, 2012 include $1.2 million due to GSK under cost sharing provisions in our collaboration agreement. Research-related manufacturing costs for the three months ended June 30, 2011 are net of $2.6 million of cost reimbursement from GSK under cost sharing provisions in our collaboration agreement. Our research-related manufacturing costs for the six months ended June 30, 2012 include $3.2 million due to GSK under cost sharing provisions in our collaboration agreement. Research-related manufacturing costs for the six months ended June 30, 2011 are net of $3.7 million of cost reimbursement from GSK under cost sharing provisions in our collaboration agreement.

Our clinical development costs increased to $17.4 million for the three months ended June 30, 2012 from $14.2 million for the three months ended June 30, 2011. This increase is primarily due to BENLYSTA subcutaneous clinical trial costs, partially offset by decreased mapatumumab activity along with decreased activity associated with products that were discontinued in December 2011. Our clinical development costs decreased to $36.9 million for the six months ended June 30, 2012 from $81.6 million for the six months ended June 30, 2011. This decrease is primarily due to the payment of a $50.0 million upfront license fee to FivePrime which was expensed during the six months ended June 30, 2011, partially offset by an increase in BENLYSTA subcutaneous clinical trial costs. Our clinical development costs for the three months ended June 30, 2012 and 2011 are net of $7.7 million and $3.3 million, respectively, of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements. Our clinical development costs for the six months ended June 30, 2012 and 2011 are net of $13.3 million and $7.2 million, respectively, of cost reimbursement primarily from GSK under cost sharing provisions in our collaboration agreements.

Selling, general and administrative expenses increased to $51.2 million for the three months ended June 30, 2012 from $39.4 million for the three months ended June 30, 2011. Selling, general and administrative expenses increased to $91.5 million for the six months ended June 30, 2012 from $74.6 million for the six months ended June 30, 2011. This increase is primarily due to increased commercial activities, such as marketing and educational programs and materials along with costs related to our response to a tender offer.

Results of Operations (continued)

Commercial collaboration expenses increased to $19.2 million for the three months ended June 30, 2012 from $2.2 million for the three months ended June 30, 2011. Commercial collaboration expenses increased to $34.9 million for the six months ended June 30, 2012 from $5.2 million for the six months ended June 30, 2011. This increase is primarily due to the profit sharing of increased U.S. BENLYSTA sales activity along with our share of ROW BENLYSTA collaboration expense incurred by GSK.

Facility-related exit credits of $1.7 million for the six months ended June 30, 2011 relate to the reversal of our remaining exit reserve for certain exited space. During 2011, we decided to use this remaining exited space and therefore reversed the remaining reserve.

Investment income decreased to $1.8 million for the three months ended June 30, 2012 from $2.9 million for the three months ended June 30, 2011. Investment income decreased to $3.8 million for the six months ended June 30, 2012 from $6.2 million for the six months ended June 30, 2011. The decrease in investment income for the three and six months ended June 30, 2012 is primarily due to lower yields on our portfolio. The yield on our portfolio was 1.1% and 1.8% for the three months ended June 30, 2012 and 2011, respectively. The yield on our portfolio was 1.1% and 1.7% for the six months ended June 30, 2012 and 2011, respectively. A general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

Interest expense increased to $19.5 million for the three months ended June 30, 2012 compared to $15.5 million for the three months ended June 30, 2011. Interest expense increased to $38.9 million for the six months ended June 30, 2012 compared to $30.7 million for the three months ended June 30, 2011. The increase is primarily due to the issuance of our 3% Convertible Senior Notes in November 2011. Interest expense includes non-cash interest expense related to amortization of debt discount.

We had other income of $0.1 million for the three months ended June 30, 2012 compared to $0.4 million for the three months ended June 30, 2011. We had other income of $0.2 million for the six months ended June 30, 2012 compared to other expense of $2.6 million for the six months ended June 30, 2011. The change to other income from other expense for the six months ended June 30, 2012 is primarily due to a charge for an other-than-temporary impairment of our investment in Aegera Therapeutics, Inc. in March 2011. See Note 3, Investments, of the Notes to the Consolidated Financial Statements for additional discussion.

Net Income (Loss). We recorded a net loss of $92.8 million, or $0.46 per basic and diluted share, for the three months ended June 30, 2012 compared to a net loss of $80.7 million, or $0.42 per basic and diluted share, for the three months ended June 30, 2011. The increase in net loss for the three months ended June 30, 2012 is primarily due to higher commercial collaboration expense, cost of manufacturing and development services and selling, general and administrative costs, partially offset by higher revenue recognized in the current year from BENLYSTA sales. We recorded a net loss of $186.3 million, or $0.93 per basic and diluted share, for the six months ended June 30, 2012 compared to a net loss of $211.7 million, or $1.12 per basic and diluted share, for the six months ended June 30, 2011. The decrease in the net loss for the six months ended June 30, 2012 is primarily due to higher revenue recognized in the current year from BENLYSTA sales and lower research and development expenses, as the prior year included a $50.0 million, or $0.26 per basic and diluted share, upfront license fee payment to FivePrime. This favorability was partially offset by higher commercial collaboration expense, cost of manufacturing and development services and selling, general and administrative costs.

Liquidity and Capital Resources

We had working capital of $262.4 million as of June 30, 2012 compared to working capital of $326.6 million as of December 31, 2011. The decrease in our working capital is primarily due to the use of cash and marketable securities to fund our operations along with the reclassification of raxibacumab current inventory to non-current as of June 30, 2012, partially offset by an increase in receivables as of June 30, 2012.

We received FDA approval for BENLYSTA and began recognizing revenue from U.S. commercial sales of the product in March 2011. In addition to our commercial sales of BENLYSTA, we are currently completing a 2009 follow-on order from the USG for raxibacumab. We expect to receive a total of approximately $142.0 million from

Liquidity and Capital Resources (continued)

this order as deliveries are completed, $130.0 million of which was recognized as revenue through June 30, 2012. Shipments are to be delivered over a three-year period ending in 2012. We may also receive payments under collaboration agreements, to the extent milestones are met, which would further improve our working capital position.

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

		Clinical Trial Status (1)
Product Candidate	Indication	As of June 30, 2012	As of June 30, 2011

BENLYSTA	Systemic Lupus Erythematosus	(2)	(3)
Raxibacumab	Anthrax	(4)	(5)
HGS1036	Cancer	(6)	(7)
Mapatumumab	Cancer	Phase 2	Phase 2

(1)	Clinical Trial Status defined as when patients are being dosed.
(2)	Product approved in the U.S. and Europe; Phase 3 sub-cutaneous formulation study underway; Phase 4 studies in planning stage.
(3)	Product was approved in the U.S. in March 2011, Marketing Authorization Application filed in June 2010; European Commission granted marketing authorization in July 2011.
(4)	BLA resubmitted in June 2012; the FDA has set December 15, 2012 as the PDUFA action date.
(5)	BLA filed in 2009; Complete Response Letter received from the FDA; additional work ongoing.
(6)	IND application filed in June 2012 to initiate a Phase 1b trial.
(7)	Phase 1 trial initiated by FivePrime.

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

Liquidity and Capital Resources (continued)

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

We have certain contractual obligations that may have a future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources. Our operating leases are not recorded on our balance sheets. Debt associated with the 2006 sale of our LSM to BioMed Realty Trust, Inc. (“BioMed”) and accompanying leaseback is recorded on our balance sheets as of June 30, 2012 and December 31, 2011. We have an option to purchase the Traville facility in 2016 for $303.0 million.

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

Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-looking Statements

The information in this report includes statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including those regarding the Company’s expectations for BENLYSTA, darapladib and other assets, may be identified by the use of words such as “believes,” “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things, discussions of financial performance or financial condition, product sales, growth strategy, product development, regulatory approvals or expenditures.

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

•

the inherent uncertainty of the timing, success of, and expense associated with, research, development, regulatory approval and commercialization of our pipeline products, including darapladib, and new indications for existing products;

•	uncertainty as to the future success of darapladib and GlaxoSmithKline’s ability to develop and commercialize darapladib;

•	substantial competition in our industry, including from branded and generic products;

•	the highly regulated nature of our business;

•	uncertainty regarding our intellectual property rights and those of others;

•	the ability to manufacture at appropriate scale, and in compliance with regulatory requirements, to meet market demand for our product;

•	our substantial indebtedness and lease obligations;

•	our dependence on collaborations over which we may not always have full control;

•	foreign exchange rate valuations and fluctuations;

•	the impact of our acquisitions and strategic transactions;

•	changes in the health care industry in the U.S. and other countries, including government laws and regulations relating to sales and promotion, reimbursement and pricing generally;

•	significant litigation adverse to the Company, including product liability and patent infringement claims;

•	our ability to attract and retain key personnel;

Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-looking Statements (continued)

•	increased scrutiny of the health care industry by government agencies and state attorneys general resulting in investigations and prosecutions;

•	risks and uncertainties associated with the tender offer by GlaxoSmithKline plc (the “Offer”);

•	the outcome of any litigation related to the Offer or any other offer or proposal; and

•	the Board of Director’s recommendation to the stockholders concerning the Offer or any other offer or proposal.

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

We believe that a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the fair value of our cash, cash equivalents, marketable securities and restricted investments by approximately $4.9 million, or approximately 0.7% of the aggregate fair value of $754.0 million, as of June 30, 2012. For these reasons, and because these securities are generally held to maturity, we believe we do not have significant exposure to market risks associated with changes in interest rates related to our debt securities held as of June 30, 2012. We believe that any interest rate change related to our debt securities held as of June 30, 2012 is not material to our consolidated financial statements. As of June 30, 2012, the yield on comparable six-month investments was approximately 0.2%, as compared to our current portfolio yield of approximately 1.1%. However, given the short-term nature of these securities, a general decline in interest rates may adversely affect the interest earned from our portfolio as securities mature and may be replaced with securities having a lower interest rate.

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

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2012, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If the Merger contemplated by the Merger Agreement with GSK and Merger Sub does not occur, it could have a material adverse effect on our business, results of operations, and financial condition.

On July 16, 2012, GSK and HGS announced that the companies have signed a definitive merger agreement providing for the acquisition of HGS by GSK for $14.25 per share in cash. The transaction was approved by the board of directors of both companies. Under the terms of the definitive merger agreement, GSK amended its ongoing cash tender offer on July 16, 2012, to purchase all of our outstanding shares for $14.25 per share in cash. The closing of the tender offer is subject to customary conditions, including that there shall have been validly tendered and not validly withdrawn prior to the expiration of the Offer, when added to the number of Shares already owned by GSK, a majority of the Shares outstanding (determined on a fully diluted basis). Following the successful completion of the tender offer, H. Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of GSK (“Merger Sub”) will merge with and into us (the “Merger”), with HGS surviving as a wholly owned subsidiary of GSK. Upon completion of the Merger, each share of common stock outstanding immediately prior to the effective time of the Merger (excluding those shares that are held by GSK, Merger Sub and us or any of our subsidiaries) will be canceled and converted into the right to receive the tender offer price in cash.

We cannot predict whether the closing conditions for the tender offer and the Merger set forth in the definitive merger agreement will be satisfied, and the transactions contemplated by the definitive merger agreement may be delayed or even abandoned before completion if certain events occur. The merger agreement may be terminated by us, on the one hand, or GSK, on the other hand, under certain circumstances, and termination of the merger agreement may require us to pay a termination fee of approximately $115 million to GSK. If the conditions to the transactions set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transactions are not completed for any other reason, (i) the market price of our common stock could significantly decline; (ii) we will remain liable for the significant expenses that we have incurred related to the transaction, including legal and financial advisor fees, and may be required to pay the approximately $115 million termination fee; (iii) we may experience substantial disruption in our sales, research and development, and operating activities, and the loss of key personnel, customers, suppliers, and other third-party relationships, any of which could materially and adversely affect us and our business, operating results, and financial condition; and (iv) we may have difficulty attracting and retaining key personnel.

Until the closing of the transactions, it is possible that the focus of our management team and employees may be diverted, and that there may be a negative reaction to the tender offer and the Merger on the part of our customers, employees, suppliers, or other third-party relationships. The merger agreement also contains certain limitations regarding our business operations prior to completion of the Merger.

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

Although we have priced BENLYSTA for the U.S. and certain other markets, we can provide no assurance as to the maintenance of these prices or that similar prices may be set for BENLYSTA in other markets upon foreign approvals. In the U.S. market we have priced BENLYSTA at approximately $443.00 for a 120 mg vial and approximately $1,477.00 for a 400 mg vial. Thus, the average price for an annual course of treatment in the U.S. (based on a patient weight of 161 pounds) would be approximately $35,000. U.S. sales of BENLYSTA are subject to various rebates, chargebacks and other deductions that will affect the revenue recognized from these sales. In Germany, the average price for an annual course of treatment (based on the same patient weight) would be approximately €23,000 (or approximately U.S. $28,200). The current net price of BENLYSTA in Germany would be approximately €14,700 (or approximately U.S. $18,000) due to distribution and other costs and a required 16% rebate applicable to all pharmaceutical products. The price in Germany is currently undergoing review. In May 2012, the Institute for Quality and Efficiency in Healthcare (“IQWIG”), an independent sub-committee giving scientific and clinical evaluation of drug products to the German Federal Joint Committee (“G-BA”), recommended that Benlysta be categorized as “no additional benefit.” An oral hearing by G-BA was held in June 2012 at which GSK and outside experts provided additional arguments. A final decision from G-BA regarding the additional benefit categorization is expected in August 2012 and negotiations on price will take place thereafter. In Spain, the average price for an annual course of treatment (based on the same patient weight) would be approximately €12,000 (or approximately U.S. $14,700). The prices quoted above reflect an exchange rate of 1.23 dollars per euro. The price of BENLYSTA in other countries is and may be significantly lower than these prices. In addition, the prices for our products may be affected by various factors that could adversely affect our sales and profit margins, including economic analyses of the burden of the applicable disease, the perceived value of the product and third party reimbursement policies.

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

We have entered into a two-phase contract to supply raxibacumab to the U.S. Government, which may be terminated by the U.S. Government at any time. Under the first phase of the contract, we supplied ten grams of raxibacumab to the U.S. Department of Health and Human Services (“HHS”) for comparative in vitro and in vivo testing. Under the second phase of the contract, the U.S. Government ordered 20,001 doses of raxibacumab for the U.S. Strategic National Stockpile (“SNS”) for use in the treatment of anthrax disease. We completed delivery of these doses and the U.S. Government accepted our deliveries. In July 2009, the U.S. Government agreed to purchase 45,000 additional doses. As of June 30, 2012, we have delivered 41,115 doses of this second order. We, therefore, have future deliveries to make and ongoing obligations under the contract, including the obligation to seek FDA approval.

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

In December 2011, the U.S. Government issued a Sources Sought Notice seeking information from manufacturers of anthrax antitoxin medical countermeasures. In December 2011, we responded to this notice with information on our continuing ability and willingness to supply raxibacumab to the U.S. Government. On June 29, 2012, the U.S. Government issued a Solicitation for the procurement of anthrax antitoxins, such as raxibacumab. HGS intends to respond to this Solicitation. We cannot be sure that the U.S. Government will award an additional order for raxibacumab.

In late 2011, we completed the manufacture of all bulk raxibacumab required for the second order from the U.S. Government and then initiated manufacturing of bulk raxibacumab in anticipation of a third order. If the U.S. Government does not award us a third order, then we will not receive revenue from this manufacturing and will have incurred additional manufacturing expenses. As of June 30, 2012, we have inventory relating to an anticipated third order of raxibacumab. If we do not receive an additional order from the U.S. Government, we would need to charge cost of product sales for this amount of inventory.

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

The United States has enacted legislation establishing a regulatory pathway for follow-on biologics, also known as biosimilars. This and similar regulatory and legislative activity in other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to BENLYSTA and raxibacumab which might affect the profitability or commercial viability of our products. An accelerated route to market for generic versions of small molecule drugs was established in the United States with the passage of the Hatch-Waxman Amendments in 1984, which also provides five years of exclusivity for small molecule drugs with additional exclusivity under certain circumstances. The passage of the Biologics Price Competition and Innovation Act (“BPCIA”) in March 2010 established a similar pathway for FDA approval of a follow-on biologic that provides 12 years of exclusivity for the original biologic and an additional six month exclusivity period if certain pediatric studies are conducted. In February 2012, the FDA released draft guidance regarding the implementation of this legislation, and the FDA held a public hearing in May 2012 to seek public comment on this guidance. The FDA may release additional guidance or regulations to implement this legislation, which may not be favorable to us. Moreover, additional legislation could adversely affect the period of exclusivity for an original biologic. For example, the Obama Administration has proposed reducing the period of exclusivity to seven years and prohibiting additional exclusivity periods for a given biologic product. The European Medicines Agency has issued guidelines for approving products through an abbreviated pathway under which more than ten biosimilars have been approved. European legislation provides ten years of exclusivity for original drugs, including biologics, and an additional one year of exclusivity for obtaining marketing approval for certain additional indications. If a generic or biosimilar version of one of our products were approved, it could have a material adverse effect on the sales and gross profits of the product and adversely affect our business and operating results.

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

In addition, should the tender offer not be completed as planned, our relationship with our partner, GSK, may be adversely affected, which could hinder our ability to successfully commercialize BENLYSTA.

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

We rely on patents to protect against exploitation of our discoveries by our competitors. For example, we and our collaborator GSK have patents and patent applications directed to compounds targeting BLyS, including BENLYSTA, in the United States and other countries. These patents and patent applications cover BENLYSTA as well as various methods of using the product. The principal patents covering BENLYSTA generally expire between 2016 and 2023 in the United States and between 2016 and 2026 in the rest of the world, subject to any additional patent term extensions and supplemental protection certificates that may be obtained. While we have filed applications for certain patent term extensions and supplemental protection certificates, certain of which have been issued, our filed and future applications may not be considered sufficient to meet the statutory requirements in all cases, and any patent term extensions and supplemental protection certificates which are issued may be subject to challenge and may not cover all competing products. We also have patents in the United States covering raxibacumab as well as various methods of treatment using the product. The U.S. patents covering raxibacumab expire between 2023 and 2027, subject to any available patent term extensions that may be obtained. Some of the U.S. patents covering some of our products in development begin to expire in 2016. The expiration of or any successful challenges to our patents, patent applications, patent term extensions and supplemental protection certificates could allow other companies to commercialize products similar or identical to our products sooner than otherwise, which could lead to reduced revenues, reduced margins, reduced levels of profitability, and loss of market share for our products, adversely affecting our business and operating results.

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

HGS has brought three cases against Genentech, Inc. and City of Hope that are now pending before the United States District Court for the Central District of California alleging that U.S. Patent Nos. 6,331,415 (the “Cabilly II Patent”) and 7,923,221 (the “Cabilly III Patent”), related to the field of antibody production and manufacture are invalid, unenforceable, and not infringed by the manufacture, use, importation, offer for sale and sale of BENLYSTA and that Genentech violated numerous antitrust and unfair competition laws in obtaining and enforcing the Cabilly II patent. Genentech and City of Hope then filed counterclaims alleging, among other things, that the manufacture, offer for sale and sale of BENLYSTA infringes one or more claims of the Cabilly II patent. Genentech also brought a separate infringement action against HGS and others relating to the Cabilly III patent, which was consolidated with the HGS suits in the Central District of California. In September 2011, the Court entered an order staying the antitrust and unfair competition suit; HGS has requested that the Court lift this stay. Discovery is ongoing in the Cabilly II and III cases and Genentech has moved to dismiss HGS’ inequitable conduct counterclaims in both cases.

Additionally, we have been involved in interference proceedings brought by the United States Patent and Trademark Office (“PTO”) and may be involved in additional interference proceedings in the future. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S.

We are also involved in proceedings in connection with foreign patent filings, including opposition and revocation proceedings, and may be involved in other such proceedings in the future. For example, we are involved in European (“EP”) opposition proceedings filed by Teva regarding one of HGS’ issued EP patents covering BENLYSTA; HGS filed a response to Teva’s opposition in May 2012. We are also involved in EP opposition proceedings regarding an issued patent of Biogen Idec that HGS and GSK have licensed. In this opposition, the European Patent Office (“EPO”) found Biogen Idec’s claims to a method of treating autoimmune diseases using an antibody to BLyS (such as BENLYSTA), to be valid. Merck Serono SA has appealed this decision to an EPO Technical Board of Appeal, which has scheduled a hearing in October 2012. In September 2011, Eli Lilly and Company filed a revocation proceeding in the U.K. against Biogen Idec with respect to the same Biogen Idec EP patent that is on appeal at the EPO, and in April 2012 Eli Lilly added a request for a declaration that its tabalumab product does not infringe Biogen’s patent. In March 2012, Eli Lilly initiated similar revocation and non-infringement proceedings in Ireland against the same Biogen Idec patent. The parties have agreed to postpone discovery in the Biogen Idec U.K. and Irish proceedings until after the EPO’s decision in October 2012; a trial has been scheduled in the U.K. proceedings in July 2013 and a trial is expected in the Irish proceedings in late 2013. In April 2012, Eli Lilly initiated an opposition proceeding against a related European patent of Biogen Idec that HGS and GSK have also licensed; a response is due in September 2012.

We are also involved in another revocation proceeding in the U.K. brought by Eli Lilly and Company with respect to our EP patent related to BLyS compositions, including antibodies. In 2008, the U.K. High Court ruled that this patent was invalid in the U.K. Eli Lilly had also challenged this patent at the EPO, and in late 2009, an EPO Technical Board of Appeal held that the patent was valid. Nevertheless, in early 2010, the U.K. Court of Appeal disagreed with the EPO and upheld the High Court’s invalidation of the EP patent in the U.K. The U.K. Supreme Court granted HGS permission to appeal this decision and heard the appeal the week of July 18, 2011. On November 2, 2011, the Supreme Court issued a judgment in favor of HGS and allowed HGS’ appeal, dismissed Eli

Lilly’s cross-appeal, awarded HGS costs, and remanded the case to the Court of Appeal to resolve the remaining issues. A hearing on the remaining issues was held at the Court of Appeal in July 2012; a decision is pending. In addition, in February 2012, Eli Lilly & Company filed another action against HGS at the U.K. High Court regarding this U.K. patent. In this new action, Eli Lilly seeks a declaratory judgment that any supplementary protection certificate obtained for HGS’ U.K. patent based on Lilly’s tabalumab product would be invalid. In March 2012, Eli Lilly requested that the U.K. High Court refer certain legal issues regarding supplementary protection certificates to the European Union Court of Justice, and in May 2012, HGS filed a motion to dismiss the action. A hearing on Lilly’s request and HGS’ motion was held in June 2012; a decision is pending.

We are also involved in opposition proceedings we and our collaborator FivePrime initiated in February 2012 against an EP patent of Aventis Pharma S.A. related to fibroblast growth factor (“FGF”) receptor fusion proteins. In addition, we are involved in opposition proceedings we initiated in April 2012 against an EP patent of Genentech related to death receptor 4 (“DR4”) agonist antibodies.

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

As of June 30, 2012, we had convertible debt of $576.5 million ($701.2 million on a face value basis) and a long-term lease financing for our large-scale manufacturing facility of $252.8 million. During the six months ended June 30, 2012, we made cash interest payments on our convertible debt of $10.1 million. During the six months ended June 30, 2012 we made cash payments on our long-term lease financing of $12.7 million. In addition, we have operating leases, primarily our long-term operating lease for our headquarters, for which we made cash payments of $10.5 million during the six months ended June 30, 2012. Our substantial debt and long-term lease obligations will have several important consequences for our future operations. For instance:

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

As of June 30, 2012, we had $701.2 million in face value of convertible debt outstanding, including $206.7 million in face value of Convertible Subordinated Notes due 2012 (“2012 Notes”). The 2012 Notes are convertible into our common stock at a conversion price of approximately $17.78 per share in August 2012. Our recent stock price has been below the conversion price. If that were to remain the case through maturity, we would be required to pay the 2012 Notes in cash upon maturity. At this time we believe we will have sufficient unrestricted cash to pay the 2012 Notes in cash upon maturity, however, there are other potential uses for these funds. In November 2011, we completed an offering of $494.5 million in face value of Convertible Senior Notes due 2018 (“2018 Notes”). Because it may be one or more years, if ever, before we are likely to generate significant positive cash flow from operations, we may not have enough cash, cash equivalents and marketable securities available to repay all of our convertible debt upon maturity.

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

Our stock price, like the stock prices of many other biotechnology companies, has been highly volatile. During the preceding twelve months, the closing price of our common stock has been as low as $6.64 per share and as high as $24.96 per share. Future market fluctuations may cause the market price of our common stock to be lower or more volatile than you expected.

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

In addition, the stock market in general and the NASDAQ Global Select Market and the stock of biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. Recently, multiple securities and shareholder derivative class action lawsuits were filed against HGS in state and federal court in Maryland. See Note 6, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements for additional discussion.

The issuance and sale of shares underlying our outstanding convertible debt securities and options, as well as the sale of additional equity or equity-linked securities would dilute the holdings of our existing stockholders and may materially and adversely affect the price of our common stock.

Sales of substantial amounts of shares of our common stock or securities convertible into or exchangeable for our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. We have used and may continue to use our common stock or securities convertible into or exchangeable for our common stock to acquire technology, product rights or businesses, or for other purposes. Our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2012, we had 199,985,391 shares of common stock outstanding. In addition, an aggregate of approximately 11,624,771 shares of our common stock are issuable upon conversion of our outstanding 2012 Notes at an applicable conversion price of $17.78 per share; an aggregate of approximately 37,110,692 shares of our common stock are issuable upon conversion of our outstanding 2018 Notes at an applicable conversion price of $13.33 per share; 26,618,209 shares of our common stock are issuable upon the exercise of options outstanding as of June 30, 2012, having a weighted-average exercise price of $15.06 per share, including 3,393,488 stock options granted during the six months ended June 30, 2012 with a weighted-average grant date fair value of $4.41 per share; and 514,062 shares of our common stock are issuable upon the vesting of restricted stock unit awards outstanding as of June 30, 2012. Furthermore, up to approximately 10,298,500 shares of our common stock are potentially due to us upon settlement of our capped call option contracts in 2018. If we issue additional equity securities, including in exchange for our outstanding convertible debt or in connection with the exercise or vesting of equity awards, the price of our common stock may be materially and adversely affected and the holdings of our existing stockholders would be diluted.

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

Recently, a securities and shareholder derivative class action lawsuit was filed against HGS and its directors in state court in Maryland related, in part, to such provisions. See Note 6, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements for additional discussion.

Item 6.	Exhibits

2.1*	Agreement and Plan of Merger, dated as of July 16, 2012, among Human Genome Sciences, Inc., GlaxoSmithKline plc and H. Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2012).

4.1	Rights Agreement, dated as of May 16, 2012 between Human Genome Sciences, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Right Certificate as Exhibit A and the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit B (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2012).

4.2	Amendment No. 1 to Rights Agreement, dated as of July 16, 2012, between Human Genome Sciences, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2012).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the U.S. Securities and Exchange Commission upon request.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

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
David P. Southwell
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

Dated: July 26, 2012

EXHIBIT INDEX

Exhibit Page Number

2.1*	Agreement and Plan of Merger, dated as of July 16, 2012, among Human Genome Sciences, Inc., GlaxoSmithKline plc and H. Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2012).

4.1	Rights Agreement, dated as of May 16, 2012 between Human Genome Sciences, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Right Certificate as Exhibit A and the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit B (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2012).

4.2	Amendment No. 1 to Rights Agreement, dated as of July 16, 2012, between Human Genome Sciences, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2012).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the U.S. Securities and Exchange Commission upon request.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.